Form 10-K/A
ABIOMED INC
filed 1995-03-30
CIK 815094

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                               FORM 10-K/A

(Mark One)

       X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     -----  EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For fiscal year ended March 31, 1994
                                           --------------
                                      OR

     _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from _________ to _________.

                        Commission File Number : 1-9585
                                                 ------

                                 ABIOMED, Inc.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                       04-2743260
---------------------------------                   -----------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

               33 Cherry Hill Drive, Danvers, Massachusetts 01923
               --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (508)777-5410
                                                           -------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 OR 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    NO___
                                   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendent to the Form 10-K [ ].

     The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of June 1, 1994 was $24,037,650 based on the closing price of $6.00 on that date on the NASDAQ National Market System.* As of June 1, 1994, 4,433,652 shares of the registrant's Common Stock, $.01 par value, were outstanding, and 2,040,000 shares of the registrant's Class A Common Stock, $.01 par value were outstanding.

____________________
* No established public trading market exists for the registrant's Class A Common Stock, $.01 par value.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III (Items 10,11 and 12) of this Report,

                                    PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Summary
-------

    March 31, 1994 ended ABIOMED'S first full year marketing the BVS 5000 in the U.S. The BVS 5000 was approved by the Food and Drug Administration (FDA) for sale in November 1992, and the Company launched the product domestically through its direct sales and marketing organization in early calendar 1993.

    Further aiding the domestic sales effort was a successful ABIOMED campaign to reverse the Health Care Financing Administration's (HCFA) existing coverage policy, which previously denied Medicare reimbursement for cardic assist devices. This policy was changed in October 1993 to specifically state that the ABIOMED BVS 5000 was the only reimbursable cardic assist device. These factors converged in fiscal 1994 to produce a marked improvement in the Company's financial performance.

    Increases in contract revenues generated by the Company's R&D subsidiary, and increases in PerioTemp product revenues from the Company's dental subsidiary, also helped to improve the Company's consolidated performance for the year. Consolidated revenues for 1994 rose to a record $7,212,000 compared to $4,049,000 in 1993 and $3,928,000 in 1992. Net losses were cut approximately in half in fiscal 1994, after a one time $106,000 non-recurring charge in the fourth quarter: $1,983,000 ($0.31 per share) compared to $3,893,000 ($0.60 per share) in fiscal 1993. Losses in fiscal 1992 totalled $5,085,000 ($0.79 per share).

REVENUES
--------

    The increase in fiscal 1994 revenues was primarily attributable to an increased volume in the number of unit sales in the United States of the BVS 5000 in what was its first full year after FDA approval. Product revenues increased to $4,648,000 from $1,709,000 in fiscal 1993, and $1,198,000 in fiscal
1992 (Table 1).


                       TABLE 1:  TOTAL PRODUCT REVENUES
                                 (THOUSANDS)

----------------------------------------------------------------
                      FY1992         FY1993          FY1994
----------------------------------------------------------------
PRODUCT
REVENUES              $1,198         $1,709          $4,648

----------------------------------------------------------------

    The increase in Product Revenue also reflected an increase in PerioTemp sales by the Company's dental subsidiary in each of the last two fiscal years. However, PerioTemp product revenue continues to represent less than ten percent of product revenues.

    The Company's Research and Development subsidiary finished fiscal 1994 with $2,027,000 in contract revenues. This represents 17% growth from $1,737,000 in fiscal 1993 revenues, and is the third consecutive year that revenues have increased by more than 14% (Table 2). These revenues are based upon cost reimbursement and, therefore, reflect the level of the Company's research and development activity in each year.


    The Company was awarded its largest contract ever, in September 1993, by the National Heart, Lung and Blood Institute (NHLBI) for the continued development of a total artificial heart. This is a two-phase 7 year contract for $13.5 million, with the first phase lasting 3 years beginning September 30, 1993. The Company will receive approximately $4.9 million during this initial phase. Contingent upon successful completion of this phase, as determined by NHLBI, the contract provides for a second phase continuation (4 years beginning on October 1, 1997) for the balance of approximately $8.6 million. The Company ended the year with the largest number of contracts and record federal funding backlog. All such government contracts contain provisions making them terminable at the convenience of the government.

                TABLE 2:  TOTAL R&D CONTRACT REVENUE
                             (THOUSANDS)

-----------------------------------------------------------
                    FY1992          FY1993       FY1994
-----------------------------------------------------------
CONTRACT
REVENUE             $1,513          $1,737       $2,027

-----------------------------------------------------------

    Interest and other income decreased to $537,000 in fiscal 1994 from $604,000 in fiscal 1993 and $1,217,000 in fiscal 1992. The reduction in each of the last three fiscal years was related to lower interest rates and a decrease in funds available for investment.

COSTS AND EXPENSES
------------------

    Costs and expenses for fiscal 1992, 1993 and 1994 were $9,013,000, $7,942,000 and $9,195,000 respectively. Table 3 sets forth the costs and expenses for the last three fiscal years.

                 TABLE 3:  COSTS AND EXPENSES
                          (THOUSANDS)

--------------------------------------------------------
                        1992        1993        1994
--------------------------------------------------------
Cost of Product Sales   $2,603      $2,043      $2,211
R&D Contracts           $1,114      $1,283      $1,516
Internal R&D            $1,680      $  814      $  914
Selling, General &
  Administrative        $3,616      $3,803      $4,447
Non-recurring Charges   $   0       $   0       $  106
--------------------------------------------------------

    The increase in the cost of product sales in fiscal 1994 from fiscal 1993 was primarily attributable to costs associated with product sales which were partially offset by higher margin. The cost of product sales represented approximately 47.5% of product sales revenues in fiscal 1994 compared to over 100% of product sales in each of fiscal 1993 and 1992. The improved margins were attributable to both increased selling prices and decreased unit costs. The increase in selling prices was primarily attributable to the increase in sales in the United States where the Company sells the BVS directly through its domestic sales force, as compared to foreign sales, where the Company sells the BVS through its network of distributors. Decreasing unit costs for both the BVS console and blood pump resulted from decreases in direct manufacturing costs and more effective absorption of fixed overhead expenses with higher manufacturing volume.

    Research and development contract costs increased in each of the last two fiscal years from $1,114,000 in fiscal 1992 to $1,283,000 and $1,516,000, respectively, in fiscal 1993 and 1994. These increases reflect increased activity under research contracts and grants which are billed on a cost-plus basis. Internal research and development costs were $1,680,000, $814,000 and $914,000, respectively, in fiscal 1992, 1993 and 1994. The decrease in these costs from fiscal 1992 primarily reflects a shift of the Company's engineering personnel to support BVS manufacturing and other related activities in anticipation of and following FDA approval of the BVS. The increase in internal research and development costs from fiscal 1993 to fiscal 1994 was primarily attributable to modest increases in product development activities.

    Selling, general and administrative expenses (SG&A) increased from $3,616,000 in fiscal 1992 to $3,803,000 in fiscal 1993 and $4,447,000 in fiscal
1994. These increases are primarily due to a substantial investment in the Company's cardiovascular marketing, sales and service organization, which now includes fifteen full time employees dedicated to marketing, sales, clinical support and field service. These increased selling expenses were partially offset by a decline in general and administrative expenses in fiscal 1994 as compared to fiscal 1993. The Company recorded a one time charge of $106,000 in the fourth quarter of fiscal 1994 related to severance payments in conjunction with a reduction of non-essential personnel.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    During the Company's last three fiscal years, its sources of funds have been principally from product sales, government contracts and grants, and interest income.

    At March 31, 1994, the Company's net working capital was $6,043,000, including $480,000 in cash and cash equivalents and $2,587,000 in short-term investments. In addition, at March 31, 1994 the Company had $7,219,000 of long-term investments which had maturities of less than two and one-half years. The Company also has a $3,000,000 line of credit from a bank which expires in September 1994.

    Cash and short and long-term investments decreased by $3,507,000 during fiscal 1994. This reduction reflects the Company's use of $3,413,000 of cash in operating activities, primarily attributable to a net loss of $1,983,000, an increase in inventories of $711,000, and an increase in accounts receivable of $899,000. The increase in inventories and accounts receivable were primarily attributable to increased product sales.

    In August 1990, the Company exercised the purchase options for the BVS and SupraCor. Under those options, the Company is required to make minimum royalty payments which by March 31, 1995 will accumulate to $2,853,000 for the BVS and $6,413,000 for the SupraCor. These cumulative minimum royalties are subject to deferral through March 31, 1995, to the extent that they exceed 50% of the Company's income before payment of royalties and taxes and are subject to offset against the notes receivable and accrued interest of $3,081,000 and $2,119,000 respectively, due from the Partnership at March 31, 1995. Unpaid cumulative minimum royalties, net of amounts due from the Partnership, which totaled $3,773,000 at March 31, 1994, are payable on May 15, 1995 in any combination of cash, a five year level payment note bearing interest at 115% of the then effective yield for U.S. Treasury obligations with a comparable remaining maturity, and shares of the Company's Common Stock at fair market value.

    Although the Company does not currently have significant capital commitments other than as described above, the Company believes that it will continue to make significant investments over the next several years to support the development and commercialization of its products. The Company believes that its revenues and its existing resources should be sufficient to meet its needs for the current fiscal year.

HEALTH CARE REFORM
------------------

    Continuing government proposals for significant health care reform, if adopted, are expected to affect health care expenditures in the United States. Measures to reduce health care expenses are also underway in several European countries where the Company sells or plans to sell its products, notably Germany. The Company cannot assess at this time the potential impact that any such changes may have on future operating results because of the uncertainties surrounding any proposed changes.

                                  SIGNATURES
                                  ----------


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ABIOMED, INC.

Dated:   March 29, 1995                By:  /s/ David M. Lederman
                                            ---------------------------------
                                            David M. Lederman, Chairman
                                            of the Board


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      SIGNATURE                 TITLE                        DATE
      ---------                 -----                        ----

/s/ David M. Lederman       Chairman of the Board,      March 29, 1995
----------------------      President, Director,
    David M. Lederman       and Principal Executive
                            Officer


/s/ John Thero              Vice President Finance and  March  29, 1995
----------------------      Administration and
    John Thero              Principal Financial and
                            Accounting Officer