Form 10-K/A
period 1994-03-31
ABIOMED INC
filed 1995-04-12
CIK 815094

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                               FORM 10-K/A  2

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

                        Commission File Number : 1-9585
                                                 ------

                                 ABIOMED, Inc.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                       04-2743260
- ---------------------------------                   -----------------------
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

Summary
- -------

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

REVENUES
- --------

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


                       TABLE 1:  TOTAL PRODUCT REVENUES
                                 (THOUSANDS)

- ----------------------------------------------------------------
                      FY1992         FY1993          FY1994
- ----------------------------------------------------------------
PRODUCT
REVENUES              $1,198         $1,709          $4,648

- ----------------------------------------------------------------

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

                TABLE 2:  TOTAL R&D CONTRACT REVENUE
                             (THOUSANDS)

- -----------------------------------------------------------
                    FY1992          FY1993       FY1994
- -----------------------------------------------------------
CONTRACT
REVENUE             $1,513          $1,737       $2,027

- -----------------------------------------------------------

    Interest and other income decreased to $537,000 in fiscal 1994 from $604,000 in fiscal 1993 and $1,217,000 in fiscal 1992. The reduction in each of the last three fiscal years was related to lower interest rates and a decrease in funds available for investment.

COSTS AND EXPENSES
- ------------------

    Costs and expenses for fiscal 1992, 1993 and 1994 were $9,013,000, $7,942,000 and $9,195,000 respectively. Table 3 sets forth the costs and expenses for the last three fiscal years.

                 TABLE 3:  COSTS AND EXPENSES
                          (THOUSANDS)

- --------------------------------------------------------
                        1992        1993        1994
- --------------------------------------------------------
Cost of Product Sales   $2,603      $2,043      $2,211
R&D Contracts           $1,114      $1,283      $1,516
Internal R&D            $1,680      $  814      $  914
Selling, General &
  Administrative        $3,616      $3,803      $4,447
Non-recurring Charges   $   0       $   0       $  106
- --------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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

HEALTH CARE REFORM
- ------------------

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


                                      ABIOMED, INC.

Dated:   April 10, 1995               By:  /s/ David M. Lederman
                                           ---------------------------------
                                           David M. Lederman, Chairman
                                           of the Board, President, Director
                                           and Principal Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      SIGNATURE                 TITLE                        DATE
      ---------                 -----                        ----

/s/ David M. Lederman       Chairman of the Board,      April 10, 1995
- ----------------------      President, Director,
    David M. Lederman       and Principal Executive
                            Officer


/s/ John Thero              Vice President Finance and  April 10, 1995
- ----------------------      Administration and
    John Thero              Principal Financial and
                            Accounting Officer


         *                  Director
- ----------------------
    W. Gerald Auston


         *                  Director
- ----------------------
    William G. Davis


         *                  Director                      April 10, 1995
- ----------------------
Paul Fireman


         *                  Director                      April 10, 1995
- ----------------------
John F. O'Brien


         *                  Director and                  April 10, 1995
- ----------------------
Param I. Singh              Vice President Corporate
                            Development

         *                  Director                      April 10, 1995
- ----------------------
Henri A. Termeer


*By: /s/ John F. Thero
     ----------------------
     John F. Thero, as
     attorney-in-fact