Form 10-K
period 1995-03-31
ABIOMED INC
filed 1995-06-27
CIK 815094

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For fiscal year ended March 31, 1995
                                           --------------

                                      OR


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


          For the transition period from __________ to ____________.


                        Commission File Number : 1-9585
                                                 ------

                                 ABIOMED, INC.
                ---------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                   04-2743260
        ---------------------                         ----------------
         (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)                Identification No.)


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


                         Common Stock, $.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X     No ___
                                   ---

Indicate by check mark if disclosure of delinquent files pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K [X].


The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of June 16, 1995 was $38,638,300 based on the closing price of $8 5/8 on that date on the Nasdaq National Market.* As of June 16, 1995, 4,885,821 shares of the registrant's Common Stock, $.01 par value, were outstanding, and 2,040,000 shares of the registrant's Class A Common Stock, $.01 par value were outstanding.

____________________
*No established public trading market exists for the registrant's Class A Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III (Items 10, 11 and 12) of this Report.

                                    PART I

     ITEM 1.  BUSINESS
     ------   --------

     ABIOMED, Inc. and Subsidiaries ("ABIOMED" or the "Company") develops, manufactures and markets medical and dental devices and is a leader in the research and development of cardiac assist systems. The Company currently has three separate operating subsidiaries: ABIOMED R&D, Inc., ABIOMED Cardiovascular, Inc., and ABIODENT(R), Inc. Since commencing operations in 1981, the central focus of the Company has been innovative and technical research and development with an emphasis on cardiac assist technology. In the Company's last two fiscal years, the majority of the Company's revenues were derived from the commercialization of the first cardiovascular product developed by the Company.

     ABIOMED R&D, Inc. (the "Research Division") is dedicated to scientific research and engineering development of solutions to a variety of medical needs. The Research Division has expertise in electro-mechanical systems, cardiac physiology and blood-material interactions, fluid mechanics and hemodynamics, electronics (hardware and software), plastics processing and optical physics. Initial research and product development in the Research Division is currently primarily funded by research grants and contracts from U.S. Government agencies. The Company selectively funds research and development through internal investment, particularly in the later stages of product development and testing.

     The core activities of the Research Division are in the areas of permanent and temporary cardiac assist. A primary technology under development by the Research Division is a battery-operated implantable total artificial heart. Other cardiac assist technologies at various stages of research and development include an intra-aortic cardiac support catheter (the "SupraCor(TM)"), a pediatric ventricular assist pump, a heart booster, and a magnetically suspended centrifugal pump. The Research Division is also active in the development of certain non-cardiac assist devices when it believes it can solve important medical problems. Examples of these activities include: a pediatric body lead analyzer, a vascular laser welder, and a quick response cell cytometer.

     ABIOMED Cardiovascular, Inc. and ABIODENT, Inc. manufacture, market and support products based on technology initially developed by the R&D group now comprising ABIOMED, R&D, Inc. The primary cardiovascular product is a bi-ventricular cardiac assist device, the BVS-5000(R) (the "BVS"). This sophisticated but easy to use Class III device is employed by cardiac surgeons to save the lives of a segment of those patients whose hearts need a temporary period of support to rest and recover after heart surgery. The BVS provides full assist as an external temporary artificial heart. The BVS takes over, on a temporary basis, the complete pumping function of one or both ventricles of the heart until the natural heart recovers its normal function. In November 1992, the BVS received FDA approval for domestic marketing, the first ever for such a ventricular assist device in the U.S. In the past two fiscal years, a majority of the Company's revenues and greater than

     90% of product revenues were generated by sales of the BVS product line. The Company's dental product (the "PerioTemp(R)") is a device for screening of early periodontal disease through the measurement of small temperature differences around the pockets where teeth meet the gums.

     ABIOMED, Inc. is a Delaware corporation. The Company's principal offices are located at 33 Cherry Hill Drive, Danvers, Massachusetts 01923, and its principal telephone number is (508) 777-5410. Unless otherwise indicated, as used in this Report, the term "Company" or "ABIOMED" refer to ABIOMED, Inc., and its wholly owned subsidiaries: ABIOMED R&D, Inc., ABIOMED Cardiovascular, Inc., ABIODENT, Inc., Abiomed Research and Development, Inc. (the general partner of Abiomed Limited Partnership), and ABD Holding Company, Inc.

     ABIOMED and ABIODENT and the corresponding logos are registered service marks of the Company. Angioflex, PerioTemp, BVS and BVS 5000 are registered trademarks of the Company. SupraCor is a trademark of the Company.


     CARDIAC ASSIST - TEMPORARY AND PERMANENT DEVICE MARKETS
     -------------------------------------------------------

     Heart disease is one of the leading chronic health problems affecting the U.S. population. According to U.S. government sources, there are more than 21 million people in the U.S. who have heart disease. In 1992, heart disease was the leading cause of death in the U.S., killing an estimated 720,000 people. Demographic studies indicate that the U.S. population is aging. As the prevalence of heart disease increases with age, the Company believes that the number of people afflicted with heart disease will continue to increase for the foreseeable future, and heart disease will remain the single greatest life-threatening malady.

     Heart patients can be divided into those who have congenital defects (generally young children and infants), those that develop mechanical defects (such as faulty valves), and those in whom the pumping function of the heart is impaired.

     Most patients suffering from heart disease, other than obvious surgical cases such as congenital malformations, are initially treated pharmacologically. Cardiac drugs are a major segment of the drug industry. Typically, surgical intervention and mechanical devices are considered when drugs are ineffective or when the nature of the disease is such that it cannot be effectively treated by currently available drugs.

     The origin of disturbances and restrictions to the normal pumping function of the heart can be either electrical or mechanical in nature. Electrical, or rhythm, disturbances that threaten life or impair the quality of life have been treated effectively with devices such as pacemakers and implantable defibrillators. Mechanical disturbances of the heart are the primary field of focus for ABIOMED. Mechanical problems with the heart represent a transient or permanent inability of the heart muscle to contract and pump blood. In many cases, such weakening of the heart muscle and tissue, when not treatable with drugs, can be alleviated by cardiac assist devices which mechanically augment or replace the heart function. ABIOMED is a technology leader in this field.

     The Company believes that patients requiring mechanical assist do not form a monolithic block but are segmented into many categories with different requirements and constraints. Major categories include post-cardiotomy shock, cardiac arrest (both resuscitation and post-arrest cardiac support), post-infarction shock, congestive heart failure (Class IV and some Class III patients), refractory unstable angina, complicated AMI, post-atherectomy low flow syndrome, supported angioplasty, surgical support, and bridge-to-transplantation. The Company believes that no single device can effectively handle all of these patient populations. The Company has, therefore, undertaken the development of a family of devices that spans the broad spectrum of patients in need of mechanical cardiac assist.

     Mechanical assist devices are classified as "temporary" or "permanent" according to the clinical intent:

     When the intent is to remove the device after a period of support time which may be hours, days, months, or even years, they are temporary devices. Temporary devices available today include roller and centrifugal pumps ("CPs") for heart-lung bypass, intra-aortic balloon pumps ("IABP"), and emerging ventricular assist devices such as the Company's BVS bi-ventricular cardiac support system and certain left ventricular assist devices ("LVAD's") approved currently as bridge-to-transplant devices. The Company's BVS received FDA approval in November 1992 and remains the only device approved by the FDA for treatment of post-cardiotomy shock. The aim of the BVS is to provide an ailing heart with sufficient circulatory support so that the heart can rest and recover its strength and normal function within a short period of time, typically less than 2 weeks.

     When the intent is to provide support through the end of life, they are permanent devices. Today, there are no devices approved by the FDA for permanent mechanical heart assistance as an alternative to heart transplantation. Patients facing imminent death due to irreversible heart damage, whether bridged with a temporary device or not, need a human heart transplant. During the first half of 1995, on any given day there were typically a little over 3,000 patient registrations on the United Network of Organ Sharing (UNOS) National Waiting List in need of a donor heart. Several published government sources estimate that the number of U.S. patients who require some form of permanent cardiac assist exceed 30,000 per year, with some estimates as high as 70,000. This demand well exceeds supply, which on an annual basis has reached an estimated 2,000 available donor hearts. Because of a limited supply of available donor hearts, most end-stage congestive heart patients face imminent death.

     In the future, implantable LVADs, currently in clinical trials, may be available for permanent mechanical support of a segment of the patient population: those who only require support to the left side of the heart. Implantable total artificial hearts, such as is currently undergoing pre-clinical evaluation by ABIOMED, may be available for patients who require complete permanent support to both the left and the right sides of the heart. In the more distant future, the severe immunological hurdles that exist today may be overcome and the feasibility to replace human parts with animal organs may be demonstrated for heart replacement as well. Because the number of human donor hearts potentially available for transplantation is unaffected by bridging and, therefore, will remain considerably below the number of patients requiring heart transplants or permanent mechanical alternatives (such as LVADs and artificial hearts), and because the Company believes that gene therapy and animal xenografting are decades away, if at all, the Company believes that there is a considerable market for an implantable, battery-driven total artificial heart as a cost-effective alternative to heart transplantation. Under a 7-year 2-phase contract with the National Institutes of Health (NIH) awarded in 1993, the Company is developing such a total artificial heart.

     The above discussion regarding permanent mechanical support focuses on end-stage patients facing imminent death. However, the Company believes that there is another larger market segment for mechanical assist devices that can permanently improve the "quality of life" of patients who are not in danger of imminent death. A 1993 report in the Journal of American College & Cardiology indicated that 3,000,000 people in the U.S. suffer from congestive heart failure. Of these people, approximately 200,000 die each year and 400,000 are added to the pool of people suffering from congestive heart failure. Congestive heart failure is a failure of the heart to pump enough blood at normal filling pressures to adequately meet the energy requirements of the body. The Company believes that a significant portion of these patients are addressable by permanent cardiac assist devices that provide support but do not replace the function of the natural heart.

     These patients are often distinct from those who need heart transplants (human or artificial) or LVAD's because the associated risks with those devices and procedures are too high when life is not at stake. This has been recognized by advocates of technology alternatives, such as cardiomyoplasty, for patients who do not face imminent death but whose quality of life is very limited (usually confined to a bed-to-chair type of existence) due to very debilitating heart failure. The Company does not believe that there is an effective drug, procedure or device available to help these patients and has initiated research efforts into the development of a "heart booster" device for this patient category.

     Temporary Cardiac Assist Product Lines
     --------------------------------------

     The Company has developed, markets and sells the BVS-5000 bi-ventricular support system and related accessories. Other temporary cardiac assist products in various stages of development by the Company include: the SupraCor (currently in clinical trials), a pediatric pump, and a magnetically suspended centrifugal pump.

        The BVS-5000 Bi-Ventricular Temporary Artificial Heart System.  The BVS
        -------------------------------------------------------------
     is a cardiac assist device designed to provide a patient's ailing hearts with full mechanical assist as an external temporary artificial heart so that the natural heart can rest, stabilize and recover its normal function.

     The BVS received FDA pre-market approval ("PMA") in November 1992 allowing the Company to begin marketing the product in the U.S. This approval represented the first time that the FDA had approved a cardiac assist device through the rigorous PMA process. The BVS remains as the only device approved by the FDA for post-operative patients in post-cardiotomy shock. Since approval of the BVS, other devices have been recommended or approved by the FDA for bridge-to-transplantation but these other devices do not address the same market segment as the BVS.

     The BVS is targeted for use in any hospital performing open-chest cardiac surgery (more than 900 hospitals in the United States) and is intended for short term use primarily in patients requiring mechanical support after open-chest cardiac surgery. The system consists of one or two disposable bedside blood pumps connected to a patient's heart. Depending on the patient's needs, these blood pumps provide support for the left, right or both sides of a patient's heart. Like the natural heart, each pump contains two chambers: an artificial atrium, which fills directly from the natural heart, and an artificial ventricle, which pumps blood back to the body. The BVS blood pump reduces the risk of damaging blood cells by filling passively and continuously by gravity rather than by suction. The BVS blood-contacting pumps are single-use disposable products.

     The BVS blood pumps are driven and controlled by a microprocessor-based console. The console features a simple, easy-to-use, touch-activated control panel. The BVS incorporates a patented closed-loop system that automatically adjusts the pumping rate, like the natural heart. The BVS does not require a specially trained technician to constantly monitor or adjust pumping parameters, which reduces operating costs.

     The Company designed, developed and manufactures the BVS blood pumps, the BVS console and related accessories. The Company designed and manufactures its own pumping chambers and trileaflet valves for the BVS blood pumps from its proprietary Angioflex(R) material. In developing the BVS system for temporary use only, the Company believes that it has been able to avoid some of the complexities and high-cost components that would have been needed had the system been originally designed for permanent use.

     The BVS is intended to provide temporary heart support to an ailing heart to allow it the time to rest, stabilize and recover its normal function. Stabilization and recovery of the heart with the BVS typically occur in a period of less than two weeks. The longest period that a patient has been on BVS support to date is slightly more than 60 days. Although patients whose hearts fail to recover under BVS support may become candidates for transplantation, this is not the intended or approved use of the BVS.

     As of March 31, 1995, the completion of the Company's second full fiscal year since FDA approval of the BVS, the BVS had been purchased by over 100 medical centers in the U.S. Typically, U.S. medical centers initially purchase one or two BVS consoles, two to four BVS blood pumps, and related accessories. Subsequent purchases are dependent upon the rate of BVS usage. The BVS blood pumps and certain accessories contact blood when used and, therefore, are disposed of by the medical center after use on a single patient. The BVS is capable of supporting the left, right or both sides of the heart. In the Company's clinical experience, which the Company estimates to exceed 1,000 patients, approximately 60% of the patients required support to both sides of the heart, and therefore the use of two disposable BVS blood pumps.

     Company analysis of mortality figures in published references indicate that in the U.S. alone there are over 12,000 patients each year who expire peri-operatively, the BVS's targeted market. Due to the aging U.S. population and the increasing number of patients requiring repeat coronary by-pass and valve replacement operations, the Company believes that there is a growing patient population that could benefit from the use of the BVS.

        The SupraCor Intra-Arterial Cardiac Support System. The SupraCor(TM)
        --------------------------------------------------
     Intra-Arterial Cardiac Support System (the "SupraCor"), previously named the ICS-8000(TM), is an advanced intra-aortic balloon-based catheter designed to operate in the ascending aorta of the patient's heart. The device is intended for rapid support of patients who require an increased blood supply to the heart.

     Inserted percutaneously, or surgically via the femoral artery, the SupraCor is designed to help increase coronary blood flow and to reduce the workload of the heart. The SupraCor is currently undergoing initial clinical trials under an approved FDA investigational device exemption ("IDE") for two different indications for use.

     The Company's current clinical focus involves a pilot study aimed at demonstrating the safety and feasibility of the SupraCor to resuscitate patients who suffer cardiac arrest. The Company believes that following a new clinical method developed by the Company's clinical collaborators, the SupraCor will be able to help resuscitate cardiac arrest patients who fail to respond to CPR, maximum life support techniques and drug treatment (conventional cardiac life support). The Company believes that after patient resuscitation, the SupraCor's unique proprietary characteristics will help to temporarily stabilize their hearts to provide time for these patients to undergo corrective life-saving interventional procedures. The pilot study is intended to demonstrate the efficacy and safety of the SupraCor only for the first phase: resuscitation of patients who suffer from cardiac arrest. If this pilot study is successful, the Company must apply to the FDA for expansion of the clinical trials to move into the second phase: assessment of safety and efficacy of the SupraCor for both resuscitation and post-resuscitation cardiac support of these patients.

     Based upon published information, the Company believes that there are more than 350,000 out of hospital cardiac arrests in the U.S. each year, and 97% of these patients do not survive to hospital discharge. Of these, the Company believes there are currently more than 100,000 patients in the U.S. per year that are potentially addressable by the SupraCor.

     The second indicated use is for patients who cannot be weaned from cardiopulmonary by-pass or who deteriorate post operatively and need rapid support. Clinical trials for the second indication are in a very early stage in selected centers in the USA and Europe.

     The SupraCor catheter is being developed for medical use in any hospital with cardiac catheterization capabilities, which include over 1,400 hospitals in the United States. The Company expects that the SupraCor may be most effective in preventing or limiting damage to the heart when used as a temporary support device, or bridge, to corrective therapies, such as angioplasty, atherectomy, ablation therapy or bypass surgery.

     Permanent Cardiac Assist Products.
     ---------------------------------

     The Company's primary efforts in the development of permanent cardiac assist products are the Total Artificial Heart (which has been in development by the Company for a number of years) and a booster heart device (on which the Company has only recently initiated research).

     The Total Artificial Heart (TAH) is a battery-powered implantable artificial heart under development by the Company to address the needs of patients with irreversibly failing hearts who require permanent mechanical circulatory support. The TAH is intended to be a permanent device that replaces a failing human heart, providing the complete left and right side pumping functions of the heart. The TAH is intended to be fully implantable without any externalized ports. Such ports, if present, increase the risks of complicated infections. The TAH technology could also be adapted to function as a left or right ventricular assist device. However, the Company believes that the largest segment of the patient population in imminent danger of death and therefore requiring permanent support will need a total artificial heart (TAH) as an alternative to transplantation.

     The Company is one of three scientific teams in the United States that has a contract with the National Heart Lung and Blood Institute (the "NHLBI") (awarded in the second quarter of fiscal 1993) to develop a battery-powered implantable total artificial heart. This contract follows a $5.6 million NHLBI TAH contract that had been previously awarded to the Company for the initial research and development. The new contract is a two-phase seven-year contract for $13.5 million. The first phase, which commenced September 30, 1993, provides for the payment of approximately $4.9 million to the Company. The goal of this first phase is to refine and finalize the design and demonstrate feasibility through initial bench and animal testing. Animal testing and product evaluation are conducted by the Texas Heart Institute under a sub-contract from the Company. Contingent upon the successful completion of this phase, as determined by the NHLBI, the contract provides for a continuation second phase (4 years starting on October 1, 1996) for the balance of approximately $8.6 million to bring the device to the clinical phase as a permanent device. The Company is conducting pre-clinical trials with prototype devices, and as of March 31, 1995, the Company had $2.7 million of funding remaining on the first phase of this contract. The NHLBI has indicated that only two of the three scientific teams will qualify for funding for the second phase. In addition, the Company's TAH development contract, as with all of the Company's U.S. government contracts, is terminable at the convenience of the government. See "Research and Development".

     The booster heart device is targeted to those patients suffering from congestive heart failure resulting in a significant deterioration of their quality of life, but who are not at risk of imminent death. The Company's early-stage research and development efforts on this device are focused on cardiac assist technology that avoids the inherent risks of contact with blood while providing a significant level of mechanical assistance to the heart to restore these patients to an acceptable and active quality of life. The Company is currently seeking government funding to support the development of this device. Receipt of such funding should enable the Company to proceed with its research and development efforts. If the funding is not forthcoming, the Company may seek to obtain financing through a strategic alliance or other financing method.

        Marketing and Sales - Cardiac Assist.  The Company, through its wholly-
        ------------------------------------
     owned subsidiary ABIOMED Cardiovascular, Inc., sells its BVS product line through a direct sales and support staff in the U.S. and through a network of distributors in selected countries outside the U.S.

     In the United States, the Company has established its own direct sales force covering the entire United States. As of June 1, 1995, the Company's sales, clinical support and marketing staff for the BVS included 19 employees, with nine employees engaged full-time in direct sales. The direct sales effort is augmented, particularly with respect to reorders of blood pumps, by a six member clinical services group that is directly responsible for BVS customer training and product usage support.

     In addition, the Company has established a distribution network for the BVS in much of western Europe and certain other foreign countries. This distribution network is comprised of local distributors that have experience in the marketing, distribution and servicing of other cardiovascular devices. Employees of these distributors have undergone product and technical training relating to the BVS. Although the majority of international sales are denominated in U.S. dollar, certain foreign sales may be subject to risk from currency fluctuations, import or export controls and other risks associated with foreign sales.

     PERIODONTAL DISEASE RISK ASSESSMENT
     -----------------------------------

     The Company's dental subsidiary, ABIODENT, is involved in the early detection and assessment of risk of periodontal disease. Periodontal disease is an infection caused by the presence of bacteria or other microorganisms in the pockets of the gums which result in inflammation of the gums and, in its most advanced form, the decay of gum tissue, bone deterioration and the loss of teeth. According to published reports, over three quarters of all adults have periodontal disease, with approximately one third of adults 65 years and older having advanced cases of the disease. Less serious, periodontal disease is a leading cause of halitosis (a.k.a. bad breath). Early detection and diagnosis of this disease allows for appropriate treatment.

     The conventional technique of diagnosing periodontal disease is the use of a dentist's standard probe to observe signs of the disease such as periodontal pocket depth and bleeding. However, this technique is relatively subjective, and dentists often are unable to detect periodontal disease early enough to implement measures to prevent gum disease or tooth loss. Accordingly, the Company believes that there is a significant market for a device capable of objective risk assessments of the early stages of periodontal disease during routine dental examinations and capable of educating patients about their periodontal health.

     Periodontal Screening System
     ----------------------------

        PerioTemp Periodontal Screening System.  The PerioTemp(R) periodontal
        --------------------------------------
     screening system (the "PerioTemp") is a tool for use by dentists, periodontists and other dental specialists to instantly detect sites of gum inflammation. It also allows the clinician to simultaneously record gum pocket depth information.

     The PerioTemp has been cleared by the FDA for marketing under Section 510(k). Gum temperature has been shown, as documented by published sources, to be a reliable indicator of the presence of inflammation, a precursor of periodontal disease. The PerioTemp measures small temperature differences around each tooth.

     The PerioTemp patented technology, developed in part through funding from the National Institute of Dental Research, consists of a book-sized console, containing a microprocessor that is connected to a probe, shaped much like a dentist's probe, with a low-cost disposable heat-sensing tip. The device is used in a manner which is consistent with traditional probing but includes an instantaneous display and record of temperature deviations from normal inside the pockets between teeth and the surrounding gum. The Company believes that the instantaneous evaluation is important to both the dental specialist and the patient.

        Marketing and Sales - Periodontal Screening.   The Company, through
        -------------------------------------------
     ABIODENT, markets the PerioTemp for use in connection with complementary products of others used in preventive and diagnostic dental programs. In the last year, through an effort that remains modest, the Company found peer-to-peer selling to be an effective means of selling the device. Dentists who use the PerioTemp share their experience with their peers through independent seminars and help the Company sell the device. These seminars emphasize the device's clinical effectiveness and its utility in early screening of disease to prevent consequences of the disease. The Company's efforts also aim at illustrating to dentists the economic benefits to the practice and the health benefits to the patients of purchasing the product, since it helps them identify more patients for earlier treatment. As of June 1, 1995, ABIODENT had one full-time sales representative. In an effort to accelerate the growth of this business, the Company is seeking arrangements with third parties that have stronger presence in the dental market. There can be no assurance that the Company will be able to enter into any such arrangement.

     OTHER PRODUCT DEVELOPMENT AND RESEARCH ACTIVITIES
     -------------------------------------------------

     In addition to engineering personnel at ABIOMED Cardiovascular and ABIODENT who support existing product lines, the Company, through its wholly-owned subsidiary ABIOMED R&D, Inc., maintains a research and development group (the "R&D group") to develop new medical devices to address medical needs that the Company believes are not otherwise being adequately addressed. The R&D group conducts its research using core technology expertise in areas such as electro-mechanical systems, cardiac physiology and blood-material interactions, fluid mechanics and hemodynamics, electronics (hardware and software), plastics processing and optical physics. The R&D group's primary emphasis is on cardiac assist. It has followed a general policy of funding new projects with contracts or grants from third parties such as NIH. Once a project reaches a development stage, the Company considers internal funding or seeks external business partners for further development and commercialization of the product. In addition to the products under development as discussed above, the following is a brief description of certain other products currently under development by this group.

     The R&D group has developed a total Body Lead Analyzer to assess the body's
                                         ------------------
     lead content in adults using x-ray fluorescence technology and is working on a pediatric version of the device under a grant from the National Institute of Child Health and Development. The Company has received FDA clearance under Section 510(k) to market its adult version of the body lead analyzer. The Company has sold 3 systems to date which are in clinical use in prominent U.S. medical centers but, at this time, does not actively market the adult version of the device. The Company believes that the market for the pediatric version of this device, which the Company has been developing with government funding, is more attractive.

     The R&D group has developed a prototype Vascular Laser Welder for small
                                             ---------------------
     diameter vascular repair. This laser welder was developed under a grant from the NHLBI. The device is designed to substantially reduce the time required for rejoining small vessels. The prototype is currently being evaluated in an in-vivo model to determine both its short term weld strength and the long term patency of the vessel repairs. The Company is working with certain U.S. hospitals in evaluating the potential application of this product to several markets.

     The R&D group has developed a Magnetically Suspended Centrifugal Pump.  The
                                   ---------------------------------------
     pump, developed under grant from the NHLBI, eliminates mechanical drive-support components, such as rotor bearings and seals, and thereby reduces the risk of thrombus (a form of blood clot) formation and embolization (migration of the thrombus). This device has proven effective in laboratory studies and the Company is evaluating the potential application of this product to several markets, including as a supplement to its cardiac assist product lines.

     The R&D group has received a grant from NIH for the development of a Pediatric Pump. The Pediatric Pump is an extension of the Company's BVS
     --------------
     technology intended to provide infant hearts with temporary mechanical assistance after surgery. The Pediatric Pump is in laboratory development and scheduled for pre-clinical studies in 1996. The Company considers this product as a natural adjunct to its BVS system, which will give surgeons the ability to temporarily support the hearts of children and infants.

     The R&D group is developing an optical Cell Cytometer for rapid analysis of
                                            --------------
     blood cells (initially platelets) under a grant from the NHLBI. Abnormal cellular parameters can reflect many clinical disorders. Based on laboratory results, the Company believes that its Cell Cytometer technology has the potential to exhibit a faster response and be easier and less expensive to use than traditional hospital laboratory methods. Development of this device is in its early stages and the Company is continuing evaluate its product potential.

     The Company intends to continue research of promising products and, if it deems it appropriate, to seek strategic partners to accelerate the further development and/or market introduction of promising products.

     MANUFACTURING
     -------------

     The Company manufactures the BVS console, BVS blood pumps and related accessories. The manufacture of the BVS consoles consists primarily of assembly, testing and quality control. The Company purchases the majority of the parts and peripheral components used in the BVS consoles. Many of the parts are off-the-shelf items available from more than one supply source. The Company manufactures certain of its blood contacting components for the BVS, including valves and bladders, from its proprietary blood-contacting polymers. From time to time, the Company has been advised by certain of its vendors that the vendor is planning to terminate sales to customers that manufacture life-supporting medical devices, such as the Company's cardiovascular products, in an effort to reduce potential product liability exposure. While the Company believes that alternative sources of raw materials are available, and that the vendors typically provide sufficient lead time for the Company to find alternative sources of supply, any supply interruption could have a material adverse effect on the Company's ability to manufacture its cardiovascular products.

     The Company has a pilot production facility for the PerioTemp console and a semi-automated disposable tip production facility which can be expanded to produce larger quantities. Console production consists primarily of assembly, testing and quality control.

     Parts for the console and materials for the disposable tip are readily available from several supply sources.

     RESEARCH AND DEVELOPMENT
     ------------------------

     During fiscal years ended March 31, 1993, 1994 and 1995, the Company expended $2,097,000, $2,430,000 and $2,465,000, respectively, on product research and development. Of these amounts, $1,283,000, $1,516,000 and $1,718,000, respectively, was expended on externally funded research and early-stage product development, and $814,000, $914,000 and $747,000, respectively, was invested in Company sponsored product development. The internal investment in research and development funded functional and manufacturing enhancements to the Company's BVS, SupraCor and PerioTemp, clinical trials relating to the SupraCor product and support of the FDA regulatory process for these products. Virtually all of the externally funded research and development was derived from contracts and grants with various government agencies. At March 31, 1995, the Company was working on various contracts and grants with an aggregate remaining value, exclusive of the $8.6 million Phase II of the Total Artificial Heart contract, of approximately $3.5 million. The Company has submitted proposals for funding on several additional projects, including funding for further development of the Pediatric Pump of which $540,000 was approved by NHLBI in June
     1995. All such government contracts contain provisions making them terminable at the convenience of the government. The Company retains rights for itself to market the products developed under these government contracts and grants.

     Recent FY96 budget resolutions proposed by the House and Senate Committees include cuts in funding for the National Institutes of Health (NIH), of which NHLBI is a part. The House budget resolution encourages a 5% reduction in NIH-supported research funding. The Senate resolution is silent on the magnitude of such a proposed cut. These are in contrast with the Administration's proposal to increase NIH funding by 4.1% in FY96. It is not clear whether any of these proposed cuts will be implemented, or if they are, whether they will materially adversely affect the level of funding of the Company's externally-funded research and development activities.

     COMPETITION
     -----------

     Competition in the medical and dental device industries is intense. A number of companies have already developed, or are expected to develop, devices which will compete with the Company's products. Certain of these companies have significantly greater manufacturing, marketing and financial resources than the Company.

        Cardiac Support.  A number of companies have already developed, or are
        ---------------
     expected to develop, permanent or temporary cardiac assist devices which will compete with the Company's cardiac assist devices. The Company believes that it will compete with these devices on the basis of efficacy, ease of use, quality, versatility and total cost of operation.

     Although the BVS is the only FDA approved device or system for treatment of post-cardiotomy shock, the BVS directly and indirectly competes with a number of devices, including centrifugal and other continuous flow pumps and some implantable systems designed for use as a bridge to transplantation or as permanently implantable devices. Centrifugal pumps ("CPs") have low-cost disposables, but the Company believes that the use of these systems is more labor intensive and less clinically effective than the BVS. CPs usually require constant monitoring by skilled technicians, which significantly adds to the cost of operation. Moreover, the Company believes that centrifugal pumps are not currently approved for post-operative circulatory support by the FDA. The BVS may also compete with systems that were originally designed to be permanent devices but were not FDA approved for permanent use and were adapted for temporary use and with systems approved for temporary "bridge-to-transplantation" support that may be able to help support patients trying to recover from post-cardiotomy shock patients. The Company believes that such devices are more expensive to use and operate than the BVS, that not all such devices provide support to both sides of an ailing heart, that no such devices are approved by the FDA for the treatment of post-cardiotomy shock, and that such devices, if used, were designed or adapted to assist in transplantation rather than for recovery and that available donor hearts needed by such devices may not be available due to limited supply.

     IABPs may compete with the SupraCor in certain patient categories. SupraCor clinical trials are intended to further assess the clinical risks and efficacy of the SupraCor beyond the pre-clinical and preliminary clinical tests. At least one other medical device company has conducted clinical trials of a minimally invasive continuous flow ventricular assist system in several United States and European medical centers. This device is targeted at some segments of the cardiopulmonary support market.

        Periodontal Screening. The Company believes that the PerioTemp
        ---------------------
     represents the most practical device available today to provide a dentist with an early and immediate indication of inflammation, which is a precursor of periodontal disease, during a routine examination. A number of companies have developed or are expected to develop devices which provide dentists with techniques that are less operator sensitive than the use of the standard dentist's probe to measure gum pocket depth. However, the measurement of gum pocket depth provides information regarding the tissue destruction which has already occurred and is not necessarily an indicator of ongoing periodontal disease activity. The PerioTemp's temperature analysis enhances the evaluation provided with pocket depth measurement by providing an indication of the risk that periodontal problems will develop before pocket depth changes occur. The PerioTemp will also compete with the standard dentist's probe which, although less objective in diagnosing periodontal disease, is less costly than the PerioTemp. Other companies are developing or have developed biological (such as DNA and enzymes) assays for disease detection. These assays currently do not provide instantaneous feedback like the PerioTemp and are less practical and relatively more expensive for use during a routine full mouth evaluation.

     REGULATION
     ----------

     The medical and dental devices manufactured and marketed by the Company are subject to regulation by the FDA and, in many instances, by foreign governments. Under the Federal Food, Drug and Cosmetic Act, as amended (the "FDA Act"), manufacturers of medical and dental devices must comply with certain regulations governing the testing, manufacturing, packaging and marketing of medical and dental devices. Certain of the Company's products are also subject to the Radiation Control for Health and Safety Act, administered by the FDA, which imposes performance standards and record keeping, reporting, product testing and product labeling requirements for devices using radiation, such as the Company's tissue welding laser and total body lead analyzer.

     Under the FDA Act, medical and dental devices are subject to different levels of approval requirements, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives pre-market approval by the FDA for commercial distribution in the United States.

     Commercial sales of the Company's medical and dental devices must be preceded by either FDA pre-market clearance pursuant to Section 510(k) of the FDA Act or FDA approval of a Pre-market Approval Application.

     The Section 510(k) notification filing must contain information that establishes that the device is substantially equivalent to an existing device that had been in use prior to May 28, 1976. The FDA must either concur with the 510(k) submission, deny the 510(k) submission, or require further information within 90 days of submission. The Company received FDA marketing clearance under Section 510(k) for the PerioTemp.

     When a company introduces a new product that is considered to be a significant risk device or a life-sustaining device which is not substantially equivalent to a device in use prior to May 28, 1976, two steps of FDA approval are required before marketing in the United States can begin. First, the FDA, with an independent protocol review and approval by participating medical institutions, must approve the Company's application for an Investigational Device Exemption or "IDE" permitting clinical evaluation of the product on human subjects under controlled experimental conditions. Second, the FDA must grant the Company's Pre-market Approval Application. The FDA will grant pre-market approval if it finds that the safety and efficacy of the product have been sufficiently demonstrated through clinical evaluation of the product. The FDA may also require additional patient follow-up as part of a post-market surveillance program for an indefinite period of time.

     In November 1992, the Company received FDA pre-market approval for sale of the BVS for circulatory failure following open-chest surgery. The pre-market approval for the BVS represented the first time that the FDA approved a cardiac assist device through the pre-market approval process.

     The Company has an IDE for the SupraCor which permits the use of the system in clinical trials at selected hospitals for a limited number of patients meeting specified criteria. The IDE covers two indications for use. Due to the nature of testing under these indications, patient selection is very specific and restrictive. While clinical testing has been slower than desired, the Company, its scientists and regulatory staff continue to work closely with consulting physicians and the FDA to define clinical protocols that permit satisfactory rates of patient enrollment and also meet regulatory requirements. Under the protocol for a pilot study to assess the capability of SupraCor to resuscitate cardiac arrest patients who do not respond to maximum conventional resuscitation techniques, clinical trials are being conducted at one center in the U.S.

     No assurance can be given that the FDA or foreign regulatory agencies will give the requisite approvals or clearances for any of the Company's medical and dental devices under development on a timely basis, if at all. Moreover, after permission is granted, these agencies can later withdraw permission or require the Company to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical or dental device, if it is shown to be hazardous or defective. The process of obtaining clearance to market products is costly and time-consuming and can delay the marketing and sale of the Company's products.

     As a manufacturer of medical and dental devices, the Company is also subject to certain other FDA regulations, including post-market surveillance of products and FDA inspection and review of manufacturing processes and facilities.

     Federal, state and foreign regulations regarding the manufacture, sale, use and operation of medical and dental devices are subject to future change. The Company cannot predict what impact, if any, such changes might have on its business.

     THIRD PARTY REIMBURSEMENT
     -------------------------

     The Company sells its primary product, the BVS, directly to medical centers or physicians and, therefore, is not directly reliant on third party reimbursement. However, the medical centers and physicians rely on such reimbursement to justify the use of such devices. In the United States, medical centers are generally reimbursed by patients, private-payer insurance companies (including health maintenance organizations) and government administered insurance programs such as Medicare or Medicaid. Medical center and physician reimbursement are based on established insurance rates and on patients' abilities to pay. Private payer rates of reimbursement to medical centers and physicians for use of the BVS vary depending upon the nature of the procedure and the agreements between the private payer and the medical center and physician. Some of these private payers follow guidelines established for government administered insurance programs. Medicare and Medicaid reimbursement is established under guidelines of the Health Care Finance Administration ("HCFA"). Generally, HCFA limits the reimbursement that hospitals receive for treating certain medical conditions by setting maximum fees that can be charged for Medicare patients. Under this system, hospitals are paid a fixed amount for treating each patient with a particular diagnosis. In October 1993, following the FDA pre-market approval of the BVS, HCFA approved reimbursement to physicians and medical centers for FDA approved application of the BVS. Effective January 1, 1994, HCFA also approved new Common Procedural Terminology Codes (CPT's) and Relative Value Units (RVU's) used by public and private payers to determine payments for insertion and removal of ventricular assist devices. As a result, physicians are able to receive supplemental reimbursement for their services when they implant and remove the BVS. The Company is seeking approval of a new Diagnosis Related Group (DRG) reassignment for the BVS. Approval of a separate DRG for use of the BVS would likely increase the amount medical centers are reimbursed when the BVS is utilized. As an initial step in the DRG reassignment process, the Company petitioned HCFA to create unique International Classification of Disease (ICD-9) codes to allow HCFA to more easily capture cost information in connection with BVS usage. These codes were recently approved by HCFA and will be effective October 1, 1995. Once sufficient cost data is captured, the Company expects that HCFA will make a decision regarding potential DRG reassignment.

     Although the Company believes that the BVS helps saves lives and is more cost effective than alternative devices, the Company believes that it is important for future sales of its products that reimbursement schedules be adjusted or established to accommodate new categories of patients requiring greater levels of heart support.

     The United States health care system has been undergoing a major review in an effort to expand access to insurance coverage and to reduce costs. Many of the proposals advanced in connection with that review, if adopted, are expected to affect health care expenditures in the United States. Measures to reduce health care expenses are also under way in several European countries where the Company sells or plans to sell its products. The Company cannot predict at this time the effect that changes, if any, in the health care system in the United States or Europe will have on its business and prospects.

     PATENTS AND PROPRIETARY RIGHTS
     ------------------------------

     Certain of the Company's products have been developed in part under Federal government contracts pursuant to which the Company may be required to manufacture a substantial portion of the product in the United States and the government may obtain certain rights to use or disclose technical data developed under those contracts. The Company retains the right to obtain patents on any inventions developed under those contracts (subject to a non-exclusive, non-transferable, royalty-free license to the government), provided it follows certain prescribed procedures.

     The Company relies upon the law of trade secrets, patent protection and unpatented proprietary know-how to protect its technology. Due to the rapid technological change that characterize the medical and dental device industries, the Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the

     Company has received patents and will continue to make efforts to obtain patents, when available, in connection with its product development program, although there can be no assurance that any patent obtained will provide substantial protection or be of commercial benefit to the Company, or that its validity will not be challenged. The Company has been issued or allowed United States patents relating to certain of its products, including the BVS, SupraCor and PerioTemp, and has applied for additional patents relating to those and other products in the United States. The Company's SupraCor clinical collaborators have patented a clinical method that is being used by them with the SupraCor in the clinical trails of the SupraCor to help resuscitate cardiac arrest patients who fail to respond to conventional cardiac life support. The Company is currently reviewing the validity and breadth of these patents. However, regardless of the outcome of this investigation, because patent litigation can be expensive and time consuming, the Company is in preliminary negotiations to obtain a license to these patents. However, there be no assurance that the Company will be able to enter into a license on favorable terms if at all. The Company is also in the early stages of negotiation of certain rights to patents owned by others which it deems important for certain product under development. Some of the issued and filed United States patents are also pending in certain other countries.

     RESEARCH AND DEVELOPMENT PARTNERSHIP
     ------------------------------------

     Two of the Company's wholly-owned subsidiaries are the sole general partner and special limited partner in Abiomed Limited Partnership (the "Partnership") holding a combined interest of 10.9% of the Partnership. The remaining 89.1% of the Partnership is owned by third party investor limited partners. The Partnership provided the initial financing for the development of BVS and SupraCor. In 1990, under prior agreements with the Partnership, the Company and its subsidiaries purchased all technology, know-how and other rights to BVS and SupraCor from the Partnership in exchange for certain royalties on Company revenues from the sale of BVS and SupraCor products. The agreements required the payments of certain minimum royalty amounts. The Company paid the minimum royalty amounts to the Partnership net of certain offsetting debt from the Partnership to the Company on March 29, 1995. The payment consisted of 451,427 shares of the Company's Common Stock, valued at the time at approximately $3,109,000. The Company continues to owe the Partnership cash royalties on certain sales of these products through August 3, 2000 at an effective rate of 4.9%, after taking into account the Company's 10.9% partnership interest. In addition, the Company's agreement with the Partnership provides for payment of royalties in the amount of 50% of royalty or other license fees received by the Company in connection with the sale or licensing of this technology. On May 22, 1995, the Company offered to purchase each of the 135 outstanding limited partner units in the Partnership at $10,000 cash per unit. The total potential cost of this offer to the Company is $1,350,000. To the extent that this offer is accepted, the Company's net 4.9% royalty rate to the Partnership will be reduced.

     EMPLOYEES
     ---------

     As of June 1, 1995, the Company had 70 full-time employees. None of the Company's employees is represented by a union. The Company considers its employee relations to be good.

     Executive Officers of the Registrant
     ------------------------------------

       The executive officers of the Company are as follows:

            NAME                 AGE              TITLE
            ----                 ---              -----
       David M. Lederman.........51        Chairman of the Board of Directors,
                                           Treasurer, President and Chief Executive Officer
       Robert T.V. Kung..........51        Vice President, Head of ABIOMED R&D, Inc.,
                                           Assistant Secretary
       Bruce J. Shook............36        Vice President, Head of ABIOMED Cardiovascular,
                                           Inc.
       Param I. Singh............48        Vice President for Corporate Development
       John F. Thero.............34        Vice President, Finance and Chief Financial Officer

     Dr. Lederman founded the Company in 1981 and has served as Chairman of the Board and Chief Executive Officer since that time. Dr. Lederman also served as President of the Company from 1981 through 1990, from 1991 through 1992 and from 1993 to the present. Prior to founding ABIOMED, he was a Principal Research Scientist and subsequently Chairman of the Medical Research group at the Everett Subsidiary of Avco Corporation. Dr. Lederman holds Bachelor's degrees in Engineering Physics and Masters and Ph.D. degrees in Aerospace Engineering from Cornell University. He has authored over 40 medical publications, is a member of numerous medical and scientific professional organizations and is a frequent speaker in forums on cardiac support systems and on the commercialization of government-funded technology.

     Dr. Kung has served as Vice President of Research and Development of the Company since 1987. From 1982 to 1987, he served as Chief Scientist of the Company. Prior to joining ABIOMED, he was a Principal Research Scientist at Schafer Associates and at the Avco Everett Research Laboratory. He developed non-linear optical techniques for laser applications and investigated physical and chemical phenomena in re-entry physics. Dr. Kung has been Principal Investigator for the Company's TAH program and has conceived of and directed the development of the Company's surgical laser, the welding laser, and the PerioTemp. Dr. Kung received a Ph.D. degree in Physical Chemistry from Cornell University.

     Mr. Shook became Vice President of Clinical Affairs for the Company in 1991 and Vice President in September 1992 when he was given the responsibility of chief operating officer and Divisional President of the Company's cardiovascular subsidiary. He has served with the Company in several marketing, clinical and regulatory functions since 1987. Prior to joining the Company, Mr. Shook served in various capacities with Cordis Corporation from 1984 to 1987, including Research Engineer and Senior Clinical Engineer. Mr. Shook received a Masters Degree in Engineering from Columbia University.

     Dr. Singh has been a director of the Company since 1982. He served as Executive Vice President of the Company from 1982 through 1990, took a leave of absence from 1990 through 1993, during which time he provided consulting services to the Company and others, and rejoined the Company as Vice President for Corporate Development in August 1993. Dr. Singh received a Ph.D. degree in Experimental Fluid Mechanics from the University of Colorado.

     Mr. Thero joined the Company in 1994 as Vice President, Finance and Chief Financial Officer. Prior to joining ABIOMED, during the period 1992 to 1995, Mr. Thero was Chief Financial Officer and acting President for the restructuring of two venture-backed companies. From 1987 to 1992, Mr. Thero was employed, in various capacities including Chief Financial Officer, by Aries Technology, Inc. From 1983 to 1987, Mr. Thero was employed by the commercial audit division of Arthur Andersen & Co. during which time he became a Certified Public Accountant (CPA). Mr. Thero received a B.A. in Economics/Accounting from The College of the Holy Cross.


     ITEM 2.  PROPERTIES
     ------   ----------

     The Company leases its headquarters and research and development and production facilities in three separate buildings in an industrial office park covering approximately 34,000 square feet. The addresses of these leased spaces are 33 Cherry Hill Drive, 24 Cherry Hill Drive and 5 Cherry Hill Drive, all in Danvers, Massachusetts and located approximately 22 miles north of Boston. The leases at the two primary facilities, representing 32,000 of square feet, expire in April, 2000. All leases have options to extend at market rates.

     The Company's facilities include fabrication areas for medical and dental device manufacture, and development facilities for laboratory and durability testing of plastics and electronics.

     ITEM 3.  LEGAL PROCEEDINGS
     ------   -----------------

     As of March 31, 1995, the Company was not a party to any material pending legal proceedings other than routine litigation incidental to the Company's business.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS
     ------   ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1995.

     PART II
     -------

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     ------   -------------------------------------------------------------
     MATTERS
     -------


     Market Price
     ------------

       The Company's Common Stock, $.01 par value, is traded on the Nasdaq National Market under the symbol "ABMD". No public trading market exists for the Company's Class A Common Stock, $.01 par value. The following table sets forth the range of high and low sales prices on the Nasdaq National Market for the Company's two most recent fiscal years:

                              Common Stock Price

     Fiscal Year Ended March 31, 1995                        HIGH      LOW
     --------------------------------                        ----      ---

     Fourth Quarter (Jan 1, 1995 - March 31, 1995).....      9-1/2     4-7/8
     Third Quarter (Oct. 1, 1994 - Dec. 31, 1994)......      7-1/2     4
     Second Quarter (July 1, 1994 - Sept. 30, 1994)....      8         6
     First Quarter (April 1, 1994 - June 30, 1994).....      8-1/4     5-3/4

     Fiscal Year Ended March 31, 1994                        HIGH      LOW
     --------------------------------                        ----      ---

     Fourth Quarter (Jan 1, 1994 - March 31, 1994).....      9         7
     Third Quarter (Oct. 1, 1993 - Dec. 31, 1993)......      10-1/2    7-1/2
     Second Quarter (July 1, 1993 - Sept. 30, 1993)....      10-1/4    7-1/2
     First Quarter (April 1, 1993 - June 30, 1993).....      12        7

     Number of Stockholders
     ----------------------

     As of June 1, 1995, there were approximately 497 holders of record of the Company's Common Stock, and there were two holders of record of the Company's Class A Common Stock.

     Dividends
     ---------

     The Company has never paid any cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. The current policy of the Company's Board of Directors is to retain any future earnings for use in the business of the Company.

     ITEM 6.  SELECTED FINANCIAL DATA
     ------   -----------------------

                     SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)


     Statements of                                                       Years Ended
     Operations                                                            March 31
     ----------                                ----------------------------------------------------------------
                                               1991             1992           1993          1994        1995
                                               ----             ----           ----          ----        ----
Revenues:
 Product and services                          $   731          $ 1,198        $ 1,709       $ 4,648     $ 6,893
 Contracts                                       1,259            1,513          1,737         2,027       2,338
                                               -------          -------        -------       -------     -------
                                                 1,990            2,711          3,445         6,675       9,230
Costs and expenses:
 Cost of products and services                   1,538            2,603          2,043         2,211       3,289
 Cost of contract research
  and development                                1,008            1,114          1,283         1,517       1,718
 Internal research and development               1,577            1,680            814           914         747
 Selling, marketing, general
  and administrative                             3,301            3,616          3,803         4,553       4,278

 Purchase of technology, net                     2,919              ---            ---           ---         ---
                                               -------          -------        -------       -------     -------
                                                10,343            9,013          7,942         9,195      10,032
Income (loss) before interest and
 provision for income taxes                     (8,353)          (6,302)        (4,497)       (2,519)       (801)
                                               -------          -------        --------      -------     -------
 Interest and other income                       1,748            1,217            603           537         449
 Provision for income taxes                        ---              ---            ---           ---         ---
                                               -------          -------        --------      -------     -------
Net income (loss)                              $(6,605)         $(5,085)       $(3,893)      $(1,983)    $  (352)
                                               ========         ========       ========      ========    ========
Net income (loss) per share                    $ (1.08)         $ (0.79)       $ (0.60)      $ (0.31)    $ (0.05)
                                               ========         ========       ========      ========    ========
Weighted average number of common
and common equivalent shares
outstanding                                      6,144            6,397          6,441         6,461       6,512

Balance Sheet Data:                                                        March 31
- ------------------                             ------------------------------------------------------------------
                                               1991             1992           1993          1994        1995
                                               ----             ----           ----          ----        ----
Working capital                                $23,152          $18,801        $10,727       $ 6,043     $ 6,304
Long-term investments                              ---              ---          4,307         7,219       6,533
Total assets                                    25,790           21,257         17,504        15,426      14,730
Long-term debt                                   3,724            3,805          3,820         3,773         ---
Stockholders' equity (1)                        21,202           16,281         12,460        10,589      13,305
_________________________

(1) No dividends on Common Stock were declared or paid during any of the periods presented.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Summary
- -------

Historically, ABIOMED has emphasized long-term product research and development, and Company revenues and expenses have primarily been attributable to this research and development. This emphasis continued in fiscal 1995 and 1994, with a variety of products being developed internally and under government contracts. However, since fiscal 1994, the first full year marketing the BVS in the U.S., increasing sales of the BVS have made product and service revenues the largest contributor to the Company's operating results. At the end of fiscal 1995, the BVS console and blood pumps had been sold to over 100 medical centers in the U.S., with sales of the number of disposable blood pumps increasing by more than 40% in the second half of fiscal 1995 as compared to the first half of the year and by more than 25% in the fourth quarter of the year as compared to the third quarter.

The BVS was approved by the Food and Drug Administration (FDA) for sale in November 1992, and the Company launched the product domestically through its direct sales and marketing organization in early calendar 1993. Since that time, the Company has built a domestic sales, support and marketing team for the BVS consisting of 19 people. The Company believes that this sales team and the effectiveness of the BVS in saving lives are the primary reasons for increases in product and services revenues in both fiscal 1995 and 1994.

The domestic sales effort was advanced by a successful ABIOMED campaign to reverse the Health Care Financing Administration's ("HCFA") existing coverage policy, which had previously denied Medicare reimbursement for cardiac assist devices. This policy was changed in October 1993 to specifically state that the ABIOMED BVS was a reimbursable cardiac assist device.

Increases in PerioTemp product revenues from the Company's dental subsidiary also helped to improve the Company's consolidated performance during both fiscal 1995 and 1994.

Consolidated total revenues, excluding interest income, for fiscal 1995 rose to a record $9,230,000 compared to $6,675,000 in fiscal 1994 and $3,445,000 in fiscal 1993, representing increases of 38% and 94% for fiscal 1995 and 1994, respectively. Net losses declined in both fiscal 1995 and 1994. Net losses in fiscal 1995 were approximately $352,000 ($0.05 per share) compared to net losses of $1,983,000 ($0.31 per share) and $3,893,000 ($0.60 per share) in fiscal 1994 and 1993, respectively. Net loss for the last six months of fiscal 1995 totaled approximately $46,000, or less than $0.01 per share, and consisted of net losses of approximately $16,000 and $30,000 for the fiscal quarters ended March 31, 1995 and December 31, 1994, respectively. Net losses were approximately $91,000 and $216,000 for the fiscal quarters ended September 30, 1994 and June 30, 1994, respectively.

Product and Service Revenues
- ----------------------------

Product and service revenues increased to $6,893,000 in fiscal 1995 from $4,648,000 in fiscal 1994, and $1,709,000 in fiscal 1993 (Table 1). The 48%
increase in fiscal 1995 product and service revenues was primarily attributable to growing U.S. unit sales of the BVS. The increase in fiscal 1994 was primarily attributable to increased U.S. unit sales in the first full year after FDA approval.

                      Table 1:  Total Product and Service Revenues
                                       (thousands)

- ------------------------------------------------------------------

                      FY1993              FY1994            FY1995

- ------------------------------------------------------------------

Product and Service
Revenues              $1,709              $4,648            $6,893

- ------------------------------------------------------------------

During fiscal 1995 and 1994, unit sales of the BVS console, the BVS blood pumps and related accessories each increased over the prior year. In fiscal 1994, the majority of product and service revenues were derived from sales of systems to new customers. In fiscal 1995, sales were balanced between sales to new customers and reorders from existing customers, with reorders of the disposable products to the installed customer base growing faster than sales of systems to new customers.

The increases in product and service revenues also reflect increases in PerioTemp sales by the Company's dental subsidiary in each of the last two fiscal years. However, PerioTemp product and service revenues continue to represent less than ten percent of total product and service revenues.

The majority of the Company's product and service revenues in the two fiscal years since FDA approval of the BVS have been to U.S. customers. International sales represented 13% and 17% of total product and service revenues in fiscal 1995 and 1994, respectively.

Contract Revenues
- -----------------

The Company's research and development subsidiary completed fiscal 1995 with $2,338,000 in contract revenues, compared with contract revenues of $2,027,000 in fiscal 1994 and $1,737,000 in fiscal 1993, representing increases of 15% and 17% for fiscal 1995 and 1994, respectively (Table 2). These revenues are based upon cost reimbursement and, therefore, reflect the level of the Company's research and development activity in each year.

The Company was awarded its largest contract ever, in September 1993, by the National Heart, Lung and Blood Institute (NHLBI) for the continued development of a total artificial heart. This is a two-phase seven year contract for $13.5 million. The first phase, which represents approximately $4.9 million, commenced September 30, 1993 and runs through September 30, 1996, of which $2.7 million remained at March 31, 1995. Contingent upon successful completion of this phase, as determined by NHLBI, the contract provides for a second phase continuation for the remaining contract balance of approximately $8.6 million. The NHLBI has indicated that only two of the three scientific teams will qualify for funding for the second phase.

At March 31, 1995, the Company was working on a number of contracts and grants representing a total backlog, excluding the second phase of the TAH contract, of approximately $3.5 million. The Company has submitted proposals for funding on several additional projects, including funding for further development of the Pediatric Pump of which $550,000 was approved by NHLBI in May 1995. All such government contracts contain provisions making them terminable at the convenience of the government.

Recent FY96 budget resolutions proposed by the House and Senate Committees include cuts in funding for the National Institutes of Health (NIH) of which NHLBI is a part. The House budget resolution encourages a 5% reduction in NIH-supported research funding. The Senate resolution is silent on the magnitude of such a proposed cut. These are in contrast with the Administration's proposal to increase NIH funding by 4.1% in FY96. It is not clear whether any of these proposed cuts will be implemented, or if they are, that they will affect the level of funding of the Company's externally-funded research and development activities.

                     Table 2:  Total R&D Contract Revenue
                                  (thousands)
- -------------------------------------------------------------

                  FY1993        FY1994       FY1995

- -------------------------------------------------------------

Contract
Revenues          $1,737        $2,027       $2,338

- -------------------------------------------------------------

Costs and Expenses
- ------------------

Costs and expenses for fiscal 1995 totaled $10,032,000 compared to $9,195,000 and $7,942,000 in fiscal 1994 and 1993, respectively, representing increases of 9% and 16% for fiscal 1995 and 1994, respectively. These increases in fiscal 1995 primarily reflect increased costs related to product sales. Table 3 sets forth the costs and expenses for the last three fiscal years.

                             Table 3:  Costs and Expenses
                                      (thousands)

- -----------------------------------------------------------------

                        FY1993          FY1994           FY1995

- -----------------------------------------------------------------

Cost of Product and
Service Revenues        $2,043          $2,211           $3,289

Cost of Contract R&D    $1,283          $1,517           $1,718
Internal R&D            $  814          $  914           $  747
                        ------          ------           ------
   Total R&D            $2,097          $2,430           $2,465

Selling, General &
  Administrative        $3,803          $4,553           $4,278

- -----------------------------------------------------------------

The 49% increase in the cost of product and service revenues in fiscal 1995 over fiscal 1994 primarily reflects the increase in product and service revenues.
The 8% increase in the cost of product and service revenues in fiscal 1994 over fiscal 1993 primarily reflects the increase in product and service revenues partially offset by higher margins. Cost of product and service revenues represented approximately 48% of product and service revenues in both fiscal 1995 and 1994 compared to over 100% of product and service revenues in fiscal 1993. The increase in sales margins in fiscal 1994 compared to fiscal 1993 was primarily attributable to both increased selling prices and decreased unit costs. The increased selling prices were primarily attributable to the increase in sales in the U.S. where the Company sells the BVS directly through its domestic sales force, as compared to foreign sales, where the Company sells the BVS through its network of distributors. Decreased units costs for both the BVS console and the BVS blood pumps resulted from decreases in direct manufacturing costs and more effective absorption of fixed overhead expenses with higher manufacturing volume. The Company believes that increased manufacturing volumes and productivity gains will continue to reduce BVS product costs. Royalties due to Abiomed Limited Partnership, which could be as much as 4.9% of BVS product revenues, will be added to the cost of product and service revenues in fiscal 1995. As discussed below, the Company has made an offer to buy back the limited partnership units which, to the extent accepted, would fix the amount of royalty cost which otherwise is 4.9% through August 3, 2000.

Costs of research and development increased to $2,465,000 in fiscal 1995 compared to $2,430,000 and $2,097,000 in fiscal 1994 and 1993, respectively. These increases reflect increased activity under research contracts and grants which are billed on a cost-plus-fixed-fee basis. Costs of internal research and development primarily relate to continued engineering support and improvement of existing products and to continued development of internally developed products such as SupraCor.

Selling, general and administrative expenses (S,G&A) decreased to $4,278,000 in fiscal 1995 from $4,553,000 in fiscal 1994. This decrease primarily reflects decreased net costs derived from Abiomed Limited Partnership prior to the Company's settlement of its Net Minimum Royalty Obligation with the Partnership on March 29, 1995. The decrease in S,G&A costs also reflects the effect of
$106,000 of non-recurring costs incurred in fiscal 1994.   S,G&A costs increased
to $4,553,000 in fiscal 1994 from $3,803,000 in fiscal 1993. This increase was primarily due to a substantial investment in the initial development of the Company's cardiovascular marketing, sales and service organization and to the non-recurring costs discussed above. The fiscal 1994 increase in selling expenses was partially offset by a decline in general and administrative expenses.

Interest and Other Revenues and Expenses
- ----------------------------------------

Interest income, net of interest and other expenses, totaled approximately $449,000, $537,000 and $604,000, for fiscal 1995, 1994 and 1993, respectively.
The decrease in interest income in fiscal 1995 compared to fiscal 1993 primarily
reflects lower investment balances for the majority of fiscal 1995.   The
Company's balance of cash and marketable securities decreased throughout fiscal 1994 and decreased $1,339,000 in the first fiscal quarter of fiscal 1995 before increasing $819,000, $270,000 and $989,000 in each of the following three quarters of fiscal 1995, respectively, for a net fiscal 1995 increase of $739,000.

Liquidity and Capital Resources
- -------------------------------

As of March 31, 1995, the Company's balance sheet included $11,025,000 in cash and marketable securities, an increase of $739,000 over the Company's $10,286,000 balance of cash and marketable securities at March 31, 1994. The March 31, 1995 balance includes $614,000 in cash, $3,877,000 invested in marketable investments that at the time had maturities of less than one year (short-term) and $6,533,000 invested in marketable securities with various maturities of over one year (long-term), the latest of which was in October 1996. Net working capital at March 31, 1995, excluding the long-term investments in marketable securities, was $6,304,000 compared to $6,043,000 at
March 31, 1994.   The increase in cash and marketable securities for fiscal 1995 primarily reflects reduced inventories and improved collections of accounts
receivable.   The increase in net working capital of $261,000 primarily reflects maturities of long-term investments partially offset by the Company's net operating loss. The Company also has a $3,000,000 line of credit from a bank which expires in December 1995. There were no borrowings against this line of credit in fiscal 1995. The line of credit, if used, bears interest at the bank's prime rate.

During fiscal 1995, the Company in a non-cash transaction eliminated all of its long-term debt through the exchange of the Company's Common Stock. In this transaction, as discussed above, the Company fully satisfied its Net Minimum Royalty Obligation to Abiomed Limited Partnership. Prior to this March 29, 1995 transaction, the Company reported an obligation to

Abiomed Limited Partnership of approximately $3,490,000. The Company offset approximately $380,000 of this debt with its reported 10.9% ownership interest in the Partnership. The remaining $3,109,000 was satisfied through the issuance of 451,427 shares of the Company's Common Stock.

In May 1995, the Company offered $10,000 in cash in exchange for each of the 135 limited partner units in Abiomed Limited Partnership, including each limited partner's pro rata share of the 4.9% royalty due to the Partnership on sales of BVS product and SupraCor product between April 1, 1995 and August 3, 2000. If all of the limited partners accept this offer, the cost to the Company would total $1,350,000 in lieu of the product royalty.

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

Health Care Reform
- ------------------

Private and government proposals for significant health care reform are expected to continue to affect health care expenditures in the United States as well as internationally where the Company sells or plans to sell its products. The Company cannot assess at this time the potential impact that healthcare trends may have on future operating results because of the uncertainties surrounding any foreseeable changes.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------   -------------------------------------------

The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON   ACCOUNTING AND
- ------   -------------------------------------------------  --------------
         FINANCIAL DISCLOSURE
         --------------------

There were no disagreements on accounting principles or practices or financial statement disclosure between the Company and its accountants during the fiscal year ended March 31, 1995.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------  --------------------------------------------------

The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 1--Business under the caption "Executive Officers of the Registrant" in this Report, and by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 11. EXECUTIVE COMPENSATION
- -------  ----------------------

The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Executive Compensation" in the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------  --------------------------------------------------------------

The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Securities Beneficially Owned by Directors, Officers and Principal Stockholders" in the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------  ----------------------------------------------

The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Transactions", if any, in the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- -------  ----------------------------------------------------------------

(A) (1) FINANCIAL STATEMENTS
        --------------------

 1.     Report of Arthur Andersen LLP dated May 11, 1995. (See page F-1 hereof.)

 2. Consolidated Balance Sheets as of March 31, 1994 and 1995 (See page F-2 hereof.)

 3. Consolidated Statements of Operations for the years ended March 31, 1993, 1994, and 1995. (See page F-3 hereof.)

 4. Consolidated Statements of Stockholders' Investment for the years ended March 31, 1993, 1995 and 1995. (See page F-4 hereof.)

 5. Consolidated Statements of Cash Flows for the years ended March 31, 1993, 1994, and 1995. (See page F-5 hereof.)

 6. Notes to Consolidated Financial Statements. (See pages F-6 - F-15 hereof.)

(A) (2) FINANCIAL STATEMENT SCHEDULES
        -----------------------------

        Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A) (3) EXHIBITS
        --------

        (3)  Articles of Incorporation and By-Laws.

               (a) Certificate of Incorporation - filed as Exhibit 3.01 to Registration Statement on Form S-1 (Registration No, 33-14861) (the "1987 Registration Statement").*

               (b) Restated By-Laws - filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991 (the "1991 Form 10-K").*

        (4) Instruments defining the rights of Security Holders, including Indentures.

               (a) Specimen Certificate of Common Stock - filed as Exhibit 4.01 to the 1987 Registration Statement.*

        (10) Material Contracts.

             (a) Cross-License Agreement between the Company and the Abiomed Limited Partnership (the "Partnership") - filed as Exhibit 10.02 to the 1987 Registration Statement.*

             (b) Research and Development Agreement between the Company and the Partnership - filed as Exhibit 10.03 to the 1987 Registration Statement.*

             (c) Option to Purchase Developed Technology between the Company and the Partnership - filed as Exhibit 10.06 to the 1987 Registration Statement.*

             (d) Bill of Sale and Technology Transfer and Intellectual Property Agreement between the Company and the Partnership - filed as
             Exhibit 10(b) to the 1991 Form 10-K.*

             (e) Facility Leases dated September 30, 1993 for the premises at 33 Cherry Hill Drive - filed as Exhibit 10(e) to the 1994 Form 10-
             K*                              -------

             (f) Form of Indemnification Agreement for Directors and Officers - filed as Exhibit 10.13 to the 1987 Registration Statement.*

             (g) Abiomed Limited Partnership Amended and Restated Certificate and Agreement of Limited Partnership (without schedule of Partners)-filed as Exhibit 10.15 to the 1987 Registration Statement.*

             (h) 1992 Combination Stock Option Plan - filed as Exhibit 10(I) to the 1993 Form 10-K * *

             (i)  1988 Employee Stock Purchase Plan - filed as Exhibit 10(p) to
             the 1988 Form 10-K.* *                            -------

             (j) 1989 Non-Qualified Stock Option Plan for Non-Employee Directors-corrected copy.

             (k)  NIH Contract for Total Artificial Heart - filed as Exhibit
             10(s) to the 1988 Form 10-K.*                           -------

             (l) Promissory Note and Security Agreement of the Abiomed Limited Partnership - filed as Exhibit 10(r) to the 1989 Registration
                                    -------
             Statement.*

             (m) Federal (NHLBI) Contract for Phased Readiness Testing of an Implantable Total Artificial Heart (Filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1993).*

             (n) Facility Lease dated September 30, 1993 as amended on November 19, 1993 for the premises at 24B Cherry Hill Drive - filed as
             Exhibit 10(p) to the 1994 Form 10-K. *
             -------

        (11) Computation of Per Share Earnings - see Note 1(f), Notes to Consolidated Financial Statements.

        (22) Subsidiaries of the Registrant - filed as Exhibit 22 to the 1994 Form 10K. *

        (24) Consent of Arthur Andersen LLP.

        (27) Financial Data Schedule.

(B)     REPORTS ON FORM 8-K
        -------------------

        The Company did not file any current reports on Form 8-K during the quarter ended March 31, 1995.


____________
* In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**      Compensatory plan or arrangement.

                                  SIGNATURES
                                  ----------


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ABIOMED, Inc.

Dated:  June 26, 1994            By:   /s/ David M. Lederman
                                      -------------------------
                                      David M. Lederman, Chairman
                                      of the Board, President
                                      Principal Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       SIGNATURE                    TITLE                          DATE
       ---------                    -----                          ----

  /s/ David M. Lederman     Chairman of the Board,         June 26, 1995
- -----------------------
  David M. Lederman         Chief Executive Officer
                            President and Director

  /s/ John F. Thero         Vice President Finance         June 26, 1995
- --------------------
  John F. Thero             and Administration
                            Chief Financial Officer
                            Principal Accounting Officer

  /s/ W. Gerald Austen      Director                       June 26, 1995
- -----------------------
  W. Gerald Austen

  /s/ William G. Davis
- -----------------------     Director                       June 26, 1995
  William G. Davis


- --------------------        Director                       June __, 1995
  Paul Fireman

  /s/ John F. O'Brien       Director                       June 26, 1995
- -----------------------
  John F. O'Brien


  /s/ Param I. Singh        Director                       June 26, 1995
- ----------------------
  Param I. Singh


  /s/ Henri A. Termeer      Director                       June 26, 1995
- -----------------------
  Henri A. Termeer

                         ABIOMED, INC. AND SUBSIDIARIES

                       Consolidated Financial Statements
                         as of March 31, 1994 and 1995
                         Together with Auditors' Report

                                     INDEX

                                                                        PAGE
Report of Independent Public Accountants                                 F-1


Consolidated Balance Sheets as of March 31, 1994 and 1995                F-2


Consolidated Statements of Operations for the Years
Ended March 31, 1993, 1994 and 1995                                      F-3


Consolidated Statements of Stockholders' Investment
for the Years Ended March 31, 1993, 1994 and 1995                        F-4


Consolidated Statements of Cash Flows for the Years
Ended March 31, 1993, 1994 and 1995                                      F-5


Notes to Consolidated Financial Statements                            F-6-F-15

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To ABIOMED, Inc.:

We have audited the accompanying consolidated balance sheets of ABIOMED, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ABIOMED, Inc. and subsidiaries as of March 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.


                                       /s/ Arthur Andersen LLP

Boston, Massachusetts
May 11, 1995

                         ABIOMED, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                       --------MARCH 31,--------
                 ASSETS                                    1994           1995
Current Assets:
  Cash and cash equivalents (Note 1)                   $   480,058    $   614,091
  Short-term investments (Note 1)                        2,586,852      3,876,943
  Accounts receivable, net of allowance
    for doubtful accounts of $84,000 at
    March 31, 1995                                       1,702,216      1,775,734
Inventories (Note 1)                                     2,224,798      1,409,280
Prepaid expenses and other current assets                  112,360         53,830
                                                       -----------    -----------

      Total current assets                               7,106,284      7,729,878
                                                       -----------    -----------

Investments (Note 1):
  Long-term marketable securities                        7,218,963      6,533,490
                                                       -----------    -----------


Property and Equipment, at cost (Note 1):
  Machinery and equipment                                2,058,790      2,189,139
  Furniture and fixtures                                   121,196        122,934
  Leasehold improvements                                   279,181        279,181
                                                       -----------    -----------
                                                         2,459,167      2,591,254
  Less--Accumulated depreciation and
    amortization                                         1,875,195      2,124,234
                                                       -----------    -----------
                                                           583,972        467,020
                                                       -----------    -----------



Other Assets (Note 7):
  Purchased technology, net of
    amortization of $246,743 and $350,998
    at March 31, 1994 and 1995,
    respectively                                           104,255              -
  Investment in Abiomed Limited Partnership                412,107              -
                                                       -----------    -----------

                                                       $15,425,581    $14,730,388
                                                       ===========    ===========

                                                       --------MARCH 31,--------
      Liabilities and Stockholders' Investment              1994           1995
Current Liabilities:
  Accounts payable                                     $    264,174   $    198,280
  Accrued expenses (Note 9)                                 799,135      1,227,379



                                                       ------------   ------------

        Total current liabilities                         1,063,309      1,425,659
                                                       ------------   ------------

Due to Abiomed Limited Partnership, net (Note 7)          3,773,419              -
                                                       ------------   ------------

Commitments (Note 5)

Stockholders' Investment (Notes 2, 6 and 7):
  Class B Preferred Stock, $.01 par value-
    Authorized--1,000,000 shares
    Issued and outstanding--none                                  -             -
  Common Stock, $.01 par value-
    Authorized--10,000,000 shares
    Issued and outstanding--4,432,686 shares and
      4,885,852 shares at March 31, 1994 and 1995,
      respectively                                           44,327         48,859
  Class A Common Stock, $.01 par value-
    Authorized--2,346,000 shares
    Issued and outstanding--2,040,000 shares                 20,400         20,400
  Additional paid-in capital                             33,413,242     36,476,770
  Accumulated deficit                                   (22,889,116)   (23,241,300)
                                                       ------------   ------------

        Total stockholders' investment                   10,588,853     13,304,729
                                                       ------------   ------------

                                                       $ 15,425,581   $ 14,730,388
                                                       ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        ABIOMED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        -----------YEARS ENDED MARCH 31,-----------
                                                           1993           1994          1995

REVENUES (Note 1):
 Products and services                                  $  1,708,685   $  4,647,803  $  6,892,931
 Contracts                                                 1,736,554      2,027,229     2,337,505
                                                        ------------   ------------  ------------

                                                           3,445,239      6,675,032     9,230,436
                                                        ------------   ------------  ------------
COSTS AND EXPENSES:
 Cost of products and services                             2,042,534      2,211,354     3,288,833
 Cost of contract research and development                 1,283,132      1,516,489     1,717,819
 Internal research and development                           813,793        913,767       746,700
 Selling, general and administrative (Note 7)              3,802,738      4,552,909     4,278,392
                                                        ------------   ------------  ------------

                                                           7,942,197      9,194,519    10,031,744
                                                        ------------   ------------  ------------

NET LOSS FROM OPERATIONS                                  (4,496,958)    (2,519,487)     (801,308)

 Interest and other income                                   603,557        536,959       449,124
                                                        ------------   ------------  ------------

NET LOSS                                                $ (3,893,401)  $ (1,982,528) $   (352,184)
                                                        ============   ============  ============

NET LOSS PER COMMON SHARE (Note 1)                         $(0.60)        $(0.31)       $  (0.05)
                                                           ======         ======        ========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING (Note 1)                    6,440,828      6,461,234     6,511,777
                                                          =========      =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ABIOMED, INC. AND SUBSIDIARIES

              Consolidated Statements of Stockholders' Investment

                              (Notes 2, 6 and 7)

                                                           CLASS A
                                 COMMON STOCK           COMMON STOCK            ADDITIONAL                                 TOTAL
                              NUMBER       $.01      NUMBER      $.01            PAID-IN            ACCUMULATED        STOCKHOLDERS'
                             OF SHARES   PAR VALUE  OF SHARES  PAR VALUE         CAPITAL              DEFICIT           INVESTMENT

Balance, March 31, 1992       4,389,197    $43,891   2,040,000 $   20,400        $33,229,524       $(17,013,187)       $16,280,628
  Stock options exercised        16,350        164           -          -             57,686                  -             57,850
  Stock issued under
    employee stock purchase
    plan                          1,082         11           -          -             10,726                  -             10,737
  Compensation expense
    related to stock
    options                           -          -           -          -              4,000                  -              4,000
 Net loss                             -          -           -          -                  -         (3,893,401)        (3,893,401)
                              ---------    -------  ---------- ----------        -----------       ------------        -----------

Balance, March 31, 1993       4,406,629     44,066   2,040,000     20,400         33,301,936        (20,906,588)        12,459,814
  Stock options exercised        24,181        242           -          -             97,011                  -             97,253
  Stock issued under
    employee stock purchase
    plan                          1,876         19           -          -             14,295                  -             14,314
  Net loss                            -          -           -          -                  -         (1,982,528)        (1,982,528)
                              ---------    -------  ---------- ----------        -----------       ------------        -----------

Balance, March 31, 1994       4,432,686     44,327   2,040,000     20,400         33,413,242        (22,889,116)        10,588,853
  Stock options exercised         1,100         11           -          -              6,314                  -              6,325
  Stock issued under
    employee stock purchase
    plan                            639          7           -          -              3,873                  -              3,880
  Stock issued in exchange
    for amount due to
    Abiomed Limited
    Partnership                 451,427      4,514           -          -          3,053,341                  -          3,057,855
  Net loss                            -          -           -          -                  -           (352,184)          (352,184)
                              ---------    -------  ---------- ----------        -----------       ------------        -----------

Balance, March 31, 1995       4,885,852    $48,859   2,040,000 $   20,400        $36,476,770       $(23,241,300)       $13,304,729
                              =========    =======  ========== ==========        ===========       ============        ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ABIOMED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     -------------YEARS ENDED MARCH 31,--------------

                                                                           1993             1994             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $   (3,893,401)   $  (1,982,528)   $    (352,184)
 Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities-
   Depreciation and amortization                                             291,924          339,439          353,293
   Compensation expense related to stock options                               4,000                -                -
   Noncash transactions related to Abiomed
    Limited Partnership                                                       69,761          (35,666)        (251,883)
   Changes in assets and liabilities-
    Accounts receivable                                                     (225,521)        (898,867)         (73,518)
    Inventories                                                             (693,080)        (711,156)         815,518
    Unbilled costs and fees on contracts                                      34,117                -                -
    Prepaid expenses and other current assets                                 26,421           37,204           58,530
    Accounts payable                                                          55,915         (212,817)         (65,894)
    Accrued expenses                                                          (2,855)          51,331          428,244
                                                                      --------------    -------------    -------------

        Net cash (used in) provided by operating activities               (4,332,719)      (3,413,060)         912,106
                                                                      --------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Purchases) sales of short-term investments, net                          4,927,441        6,199,561       (1,290,091)
 (Purchases) sales of long-term investments, net                          (4,307,054)      (2,911,909)         685,473
 Purchases of property and equipment                                        (258,473)        (198,560)        (132,087)
                                                                      --------------    -------------    -------------

        Net cash (used in) provided by investing activities                  361,914        3,089,092         (736,705)
                                                                      --------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Registration fees and costs in connection with
  exchange of common stock for amounts due to
  Abiomed Limited Partnership                                                      -                -          (51,573)
 Proceeds from exercise of stock options
   and stock purchase plan, net                                               68,587          111,567           10,205
 Payment of royalties to Abiomed Limited Partnership                         (51,551)               -                -
 Amounts due from (advanced to) Abiomed
  Limited Partnership                                                          2,587           (7,011)               -
                                                                      --------------    -------------    -------------
        Net cash (used in) provided by financing activities                   19,623          104,556           41,368
                                                                      --------------    -------------    -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS,
  EXCLUDING INVESTMENTS                                                   (3,951,182)        (219,412)         134,033

CASH AND CASH EQUIVALENTS, EXCLUDING INVESTMENTS,
  AT BEGINNING OF YEAR                                                     4,650,652          699,470          480,058
                                                                      --------------    -------------    -------------
CASH AND CASH EQUIVALENTS, EXCLUDING INVESTMENTS,
  AT END OF YEAR                                                      $      699,470    $     480,058    $     614,091
                                                                      ==============    =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                        ABIOMED, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                March 31, 1995

                                  (Continued)


(1)  Summary of Significant Accounting Policies

     ABIOMED(R), Inc. (the Company) is engaged primarily in the research, development and commercialization of medical devices, with a primary focus on the development of cardiac support systems. The Company has received FDA approval for certain products. In particular, in November 1992 the Company received FDA approval for its BVS-5000(R) system, a bi-ventricular temporary artificial heart, from which the majority of the Company's present product and service revenues are derived. The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below.

     (a)  Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ABIOMED Cardiovascular, Inc., ABD Holding Company, Inc., ABIOMED Research and Development, Inc., ABIOMED R&D, Inc. and ABIODENT(R), Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Product and Service Revenues

          The Company recognizes revenues on products and services at the time the products are shipped to the customer and at the time the services are provided. In fiscal 1993, 1994 and 1995, 39%, 17% and 13%, respectively, of product and service revenues were to customers located outside of the United States. During fiscal 1993, the latter part of which the BVS-5000 received FDA approval, three customers accounted for 38% of product and services sales. No customer accounted for greater than 10% of product and service revenues during fiscal 1994 or 1995.

     (c)  Contract Accounting

          The Company accounts for contracts by applying the percentage-of-completion method. The percentage of completion under these contracts is determined by relating the actual cost of work performed to date on each contract to the contract's estimated final cost. For contracts that extend over one year, revisions in cost and profit estimates during the course of the contract work are reflected in the accounting period during which the facts that require the revision become known.

          In fiscal 1993, 1994 and 1995, all of the Company's research and development contract revenues were generated from contracts and grants with various government agencies. Each of these contracts and grants provide for revenues on a cost-plus-fixed-fee basis. The Company retains the rights to all technological discoveries and products generated from these efforts.

                        ABIOMED, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                March 31, 1995

                                  (Continued)


(1)  Summary of Significant Accounting Policies (Continued)

     (d)  Inventories

          Inventories include raw materials, work-in-process and finished goods, are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                        -------March 31,-------
                                           1994         1995
                     Raw materials      $  413,908   $  339,686
                     Work-in-process       612,132      412,956
                     Finished goods      1,198,758      656,638
                                        ----------   ----------

                                        $2,224,798   $1,409,280
                                        ==========   ==========

          Finished goods and work-in-process inventories consist of direct material, labor and overhead.

     (e)  Depreciation and Amortization

          The Company provides for depreciation and amortization by charges to operations in amounts that allocate the cost of depreciable assets over their estimated useful lives as follows:

                      CLASSIFICATION                 METHOD                ESTIMATED
                                                                          USEFUL LIFE
                  Machinery and equipment   Sum-of-the-year's digits/      3- 5 Years
                                             straight-line
                  Furniture and fixtures    Sum-of-the-year's digits/      5-10 Years
                                             straight-line
                  Leasehold improvements    Straight-line               Life of lease

     (f)  Net Loss per Common Share

          Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the year. Other Common Stock equivalents outstanding, including stock options and warrants, have not been considered in the computations, as the effect of their inclusion would be antidilutive.

                        ABIOMED, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                March 31, 1995

                                  (Continued)


(1)  Summary of Significant Accounting Policies (Continued)

     (g)  Cash and Cash Equivalents

          The Company classifies any marketable security with an original maturity date of 90 days or less at the time of acquisition to be a cash equivalent.

     (h)  Investments

          The Company classifies any security, including marketable securities, with an original maturity of greater than 90 days as investments and classifies investments with a maturity of greater than one year from the balance sheet date as long-term investments.

          Under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as adopted by the Company on March 31, 1994, investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity. The Company has classified all investments at March 31, 1995 as held-to-maturity.

          The amortized cost and estimated fair market values of the Company's securities at March 31, 1995 are presented below.

                                                                              GROSS               GROSS
                                                        AMORTIZED           UNREALIZED          UNREALIZED     MARKET
                                                          COST                GAINS               GAINS        VALUE
             Short-term Investments:
              Corporate debt securities
               (average maturity of 3 months)           $3,873,276             $ 39             $  (6,936)   $3,866,379
                                                                               ====             =========    ==========
             Interest Receivable                             3,667
                                                        ----------
                Total Short-term Investments            $3,876,943
                                                        ==========


             Long-term Investments:
              Corporate debt securities
               (average maturity of 1.2 years)          $5,178,043             $  -             $(112,718)   $5,065,325
             U.S. Government Agency Obligations
               (average maturity of 1.2 years)           1,213,609                -               (31,269)    1,182,340
                                                        ----------             ----             ---------    ----------
                                                         6,391,652             $  -             $(143,987)   $6,247,665
                                                                               ====             =========    ==========
             Interest Receivable                           141,838
                                                        ----------
                Total Long-term Investments             $6,533,490
                                                        ==========

     (i)  Reclassifications

          The accompanying consolidated financial statements as of March 31, 1994 contains certain accounts that have been reclassified to conform with the current March 31, 1995 presentation.

                        ABIOMED, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                March 31, 1995

                                  (Continued)


(2)  Capital Stock

     Each share of Common Stock has a voting right of one vote per share and generally has the right to elect, as a class, at least 25% of the Company's directors. Each share of Common Stock is entitled to receive 5% more in distributions per share than each share of the Class A Common Stock when the Company declares a dividend (other than a stock dividend) or liquidating distribution.

     Each share of Class A Common Stock has a voting right of 10 votes per share and may be converted at any time into one share of Common Stock at the election of the holder. The Class A Common Stock automatically converts into Common Stock upon the occurrence of certain events. In particular, all Class A Common shares automatically convert to Common Stock and thereby lose their preferential voting rights, if any such shares held by the Company's founder are sold.

     The Company has authorized 1,000,000 shares of Class B Preferred Stock, $.01 par value, of which the designation, rights and privileges can be set by the Board of Directors. No shares of Class B Preferred Stock have been issued or are outstanding.

(3)  Line of Credit with a Bank

     The Company has an unsecured line of credit under which it can borrow up to $3,000,000 from a bank at the bank's prime rate (9.00% at March 31, 1995). The Company is required to maintain a compensating balance of $150,000 plus 5% of any amounts outstanding under the arrangement. This line expires in December 1995. There were no borrowings under the Company's line of credit at March 31, 1994 and 1995.

(4)  Income Taxes

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The asset and liability approach used under SFAS No. 109 requires a recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

     At March 31, 1995, the Company had available net operating loss carryforwards of approximately $20,880,000. The Company also had available, at March 31, 1995, approximately $550,000 of tax credits to reduce future federal income taxes, if any. The net operating loss and tax credit carryforwards expire through 2010. These carryforwards are subject to review by the Internal Revenue Service and may be subject to limitation in any given year under certain conditions.

                        ABIOMED, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                March 31, 1995

                                  (Continued)


(4)  Income Taxes (Continued)

     The Company has not given recognition to any of these tax benefits in the accompanying consolidated financial statements due to the uncertainty surrounding the timing of the realization of the tax benefits. The Company has placed a valuation allowance of approximately $11,321,000 as of March 31, 1995 against its otherwise recognizable net deferred tax asset.

     The deferred tax asset as of March 31, 1994 and 1995 consisted of the following:

                                                1994           1995

       Purchase of technology (Note 7)      $  2,036,000   $  1,826,000
       Net operating loss and tax credit
         carryforwards                         8,233,000      8,900,000
       Other, net                                386,000        595,000
                                            ------------   ------------

                                              10,655,000     11,321,000

       Less--Valuation allowance             (10,655,000)   (11,321,000)
                                            ------------   ------------

                                            $          -   $          -
                                            ============   ============

(5)  Commitments

     The Company leases its facilities under various operating lease agreements with terms through fiscal 2000. Total rent expense under these leases, included in the accompanying consolidated statements of operations, was approximately $296,000, $265,000 and $262,000 for fiscal 1993, 1994 and
     1995, respectively. Future minimum lease payments under these agreements are as follows:

                                                       AMOUNT
                      Years Ended March 31,
                        1996                        $    218,718
                        1997                             196,182
                        1998                             167,382
                        1999                             138,582
                        2000                              11,549
                                                    ------------

                                                    $    732,413
                                                    ============

                        ABIOMED, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                March 31, 1995

                                  (Continued)


(6)  Stock Option Plans

     All stock options granted by the Company under the below described plans were granted at the fair value of the stock at the date of grant. Outstanding stock options, if not exercised, expire 10 years from the date of grant.

     The 1992 Combination Stock Option Plan (the Combination Plan), approved by the Company's stockholders in September 1992, combined and restated the Company's then outstanding Incentive Stock Option Plan and Nonqualified Plan. The options generally become exercisable ratably over five years. All options granted under the Combination Plan during the three years ended March 31, 1995 were to employees.

     In addition, the Company has a nonqualified stock option plan for nonemployee directors (the Directors' Plan). The Directors' Plan, as adopted in July 1989 and amended, with shareholder approval, in August 1992, granted options to purchase 12,500 shares of the Company's Common Stock to each of the Company's then elected outside directors and provides for grants of options to purchase 12,500 shares of the Company's Common Stock to any newly elected eligible director. Thereafter, each eligible director will be granted a new option to purchase 12,500 shares of Common Stock on July 1 of each successive fifth year. These options vest over a five-year period at the rate of 2,500 shares per year, commencing on June 30 of the year following the date of grant.

                        ABIOMED, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                March 31, 1995

                                  (Continued)


(6)  Stock Option Plans (Continued)

     The following table summarizes stock option activity under these plans:

                                                      --------COMBINATION PLAN--------         --------DIRECTORS' PLAN--------
                                                      NUMBER OF                                NUMBER OF
                                                       OPTIONS          EXERCISE PRICE          OPTIONS        EXERCISE PRICE

             Options outstanding, March 31, 1992       290,125            0.55-  13.50          32,500            7.00-  13.88
               Options granted                         165,600            6.25-  12.75          62,500              11.00
               Options exercised                       (16,350)           0.55-   6.13               -                -
               Options canceled                        (27,690)           5.75-  13.50               -                -
                                                      --------         ---------------         -------         ---------------

             Options outstanding, March 31, 1993       411,685            0.55-  13.50          95,000            7.00-  13.88
               Options granted                         213,200            7.25-   8.00               -                -
               Options exercised                       (24,181)           0.55-   5.75               -                -
               Options canceled                       (189,874)           5.75-  13.50               -                -
                                                      --------         ---------------         -------         ---------------

             Options outstanding, March 31, 1994       410,830            0.55-  13.50          95,000            7.00-  13.88
               Options granted                          17,000           5.625-   6.50               -                -
               Options exercised                        (1,100)           5.75-   5.75               -                -
               Options canceled                        (31,500)           5.75-  13.50               -                -
                                                      --------         ---------------         -------         ---------------

             Options outstanding, March 31, 1995       395,230         $  0.55-$ 13.50          95,000         $  7.00-$ 13.88
                                                      ========         ===============         =======         ===============

             Options Exercisable, March 31, 1995       132,360         $  0.55-$ 13.50          57,500         $  7.00-$ 13.88
                                                      ========         ===============         =======         ===============

            Shares available for future issuance,
March 31,1995                                          337,714                                  55,000
                                                      ========                                 =======

     The Company has an Employee Stock Purchase Plan (the Purchase Plan). Under the Purchase Plan, all employees (including officers and directors) of the Company who have completed 18 months of employment are eligible to purchase the Company's Common Stock at an exercise price equal to 85% of the fair market value of the Common Stock. The Company has reserved 100,000 shares of Common Stock for issuance under the Purchase Plan, of which 92,611 shares are available for future issuance as of March 31, 1995. During the years ended March 31, 1994 and 1995, 1,876 shares and 639 shares, respectively, of Common Stock were sold pursuant to the Purchase Plan.

                        ABIOMED, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                March 31, 1995

                                  (Continued)


(7)  Abiomed Limited Partnership

     (a)  Background

          Abiomed Limited Partnership (the Partnership) was established in 1985 and, under agreement with the Company, provided initial funding for development of two of the Company's products. These two products (the Products) are BVS 5000 and SupraCor(TM) (formerly ICS). The Partnership consists of one hundred thirty-five limited partners, each of whom is unrelated to the Company, a sole general partner, which is the Company's wholly owned subsidiary, Abiomed Research and Development, Inc., and a special limited partner, which is the Company's wholly owned subsidiary, ABIOMED Cardiovascular, Inc. (Cardiovascular). The limited partners combine to hold a 89.1% interest in the Partnership. The Company holds a 10.9% interest comprised of 1.0% by the general partner and 10.9% by the special limited partner.

          The Partnership entered into a research and development agreement (the Agreement) with the Company whereby the Company performed certain research and development activities for the Partnership. Under the terms of the Agreement, the Company loaned to the Partnership $3,080,647 for additional development of the Products through May 24, 1989. Interest on this loan accrued at a bank's prime rate plus 1% through March 29, 1995 when, as discussed below, the full amount of loan principal and interest was settled. Interest income of $331,000, $347,000 and $403,000 for fiscal 1993, 1994 and 1995, respectively, has been recorded as an offset against selling, general and administrative expenses. This note receivable and related accrued interest receivable are netted against the liability owed to the Partnership from the technology purchase option discussed below.

     (b)  Exercise of Purchase Options

          On August 3, 1990, Cardiovascular exercised its options to acquire all of the Partnership's rights, title and interest in the Products and in the technology developed under the Agreement. Under the purchase options, Cardiovascular is obligated through August 3, 2000 to make royalty payments to the Partnership of 5.5% of the revenues from the Products, as defined, subject to limits of $16,006,000 and $33,807,000 in the aggregate for BVS and SupraCor, respectively, and subject to minimum royalty payments for the period ended March 31, 1995 of $2,853,390 and $6,413,010 for BVS and SupraCor, respectively (the Minimum Royalty Amounts).

          For financial reporting purposes, the exercise of the purchase option in fiscal 1991 was recorded as a purchase of technology by the Company from the Partnership. The value of the purchase price, $7,514,000 was determined based on the discounted present value of the minimum royalty payments to the Partnership. Of this amount, $7,163,000 was charged to expense in 1991 and $351,000 was capitalized and amortized as expense over the five year period ended March 31,

                        ABIOMED, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                March 31, 1995

                                  (Continued)


(7)  Abiomed Limited Partnership (Continued)

     (b)  Exercise of Purchase Options (Continued)

          1995. The capitalized amount was based on the value of the products completed at that time. The discounted portion of the minimum royalty payments has been accreted as interest expense over the five year period ended March 31, 1994 resulting in expense of $411,000, $307,000 and $191,000 for fiscal 1993, 1994 and 1995, respectively. These amounts are recorded as part of selling, general and administrative expenses.

          As further discussed below, on March 29, 1995, the Company paid the Minimum Royalty Amounts to the Partnership through the issuance of the Company's Common Stock, net of the royalty amounts remitted previously to the Partnership which totaled approximately $102,000. The Company continues to be obligated through August 3, 2000 to make royalty payments to the Partnership of 5.5% of revenues from the Products made after March 31, 1995 and on or before August 3, 2000, subject to the limits discussed above, and the Company continues to hold a 10.9% interest in all such Royalty Payments. Moreover, under the provisions of the purchase options, although Cardiovascular does not anticipate selling or licensing its rights to the technology of either Product, Cardiovascular would be required to pay the Partnership a royalty of 50% of certain amounts Cardiovascular received if the technology were to be sold or licensed in other than the ordinary course of business.

          Prior to payment on March 29, 1995, these cumulative minimum royalties were offset against the notes receivable and accrued interest due from the Partnership and against certain advance payments made by the Company on behalf of the Partnership. The net of these amounts was historically reported as a liability in the Company's accompanying consolidated balance sheets. The net liability at the time of payment on March 29, 1995, including the full amount of minimum royalties through March 31, 1995, was $3,489,818 (the Net Minimum Royalty Obligation).

     (c)  Satisfaction of Net Minimum Royalty

          On March 29, 1995, the Company issued 451,427 shares of Common Stock to the Partnership in satisfaction of the limited partners' 89.1% interest in the $3,489,818 Net Minimum Royalty Obligation. The Company and the Partnership agreed to waive payment by the Company of the Company's 10.9% interest in the Net Minimum Royalty Obligation. In accordance with the terms of the Agreement, the Common Stock issued to the Partnership was valued based on the average closing price of the Common Stock for the ten trading days immediately preceding the date of issuance. The Company has registered these shares for resale by the Partnership and is assisting the Partnership in its efforts to distribute the shares to the limited partners. In connection with this issuance of shares and related Registration Statement, the Company incurred costs of approximately $51,573, which were netted against paid-in capital.

                        ABIOMED, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                March 31, 1995

                                  (Continued)


(8)  Employee Deferred Compensation Profit-sharing Plan and Trust

     The Company has an Employee Deferred Compensation Profit-sharing Plan and Trust (the 401(k) Plan) that covers all employees over 20 years of age who have completed at least six months of service with the Company. Contributions by the Company are determined by the Company's Board of Directors and totaled approximately $40,000, $31,000 and $36,000 for the fiscal years ended March 31, 1993, 1994 and 1995, respectively.

(9)  Accrued Expenses

     Accrued expenses consist of the following:

                                             --------MARCH 31,---------

                                                1994               1995

          Salaries and benefits          $   432,230        $   447,669
          Legal and audit                     78,000             91,670
          Customer advances                        -            281,528
          Sales taxes                         10,461             60,178
          Other                              278,444            346,334
                                         -----------        -----------
                                         $   799,135        $ 1,227,379
                                         ===========        ===========

(10) Supplemental Disclosure of Noncash Investing and Financing Activity

     The accompanying consolidated financial statements include the following noncash investing and financing activity in the year ended March 31, 1995:


          Due to Abiomed Limited Partnership                      $ 3,489,818
          Investment in Abiomed Limited Partnership                  (380,390)
          Common Stock Issued to Abiomed Limited Partnership       (3,109,428)
                                                                  ===========