Form 10-Q
period 1995-06-30
ABIOMED INC
filed 1995-08-07
CIK 815094

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     June 30, 1995
                                             -------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from   _______ to _______
          Commission file number    1-9585
                                    ------


                                 ABIOMED, Inc.
                                 -------------
             (Exact name of registrant as specified in its charter)

        Delaware                                          04-2743260
        --------                                          ----------
(State of incorporation)                             (I.R.S. Employer No.)

                              33 Cherry Hill Drive
                          Danvers, Massachusetts 01923
                          ----------------------------
          (Address of principal executive offices, including zip code)

                                (508)  777-5410
                                ---------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes[X]    No[  ]

As of June 30, 1995, there were 4,885,852 shares outstanding of the registrant's Common Stock, $.01 par value, and 2,040,000 shares outstanding of the registrant's Class A Common Stock, $.01 par value.

                         ABIOMED, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS
                               -----------------

                                                                  Page No.
                                                                  --------
     Part I - Financial Information:

        Item 1.  Financial Statements:

            Consolidated Balance Sheets
                   June 30, 1995 and March 31, 1995                 3-4

            Consolidated Statements of Operations
                   Three Months Ended June 30, 1995                   5

            Consolidated Statements of Cash Flows
                   Three Months Ended June 30, 1995                   6

            Notes to Consolidated Financial Statements              7-9

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                       10-12

     Part II - Other Information                                     13

            Signatures                                               13

                         ABIOMED, INC. AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                     ASSETS
                                     ------

                                             June 30, 1995   March 31, 1995
                                            --------------- ----------------
                                              (unaudited)       (audited)
Current Assets:
  Cash and cash equivalents (Note 6)           $   614,877      $   614,091
  Short-term investments (Note 6)                5,369,336        3,876,943
  Accounts receivable, net                       2,014,350        1,775,734
  Inventories (Note 3)                           1,270,202        1,409,280
  Prepaid expense and other current assets         138,726           53,830
                                               -----------      -----------
     Total current assets                        9,407,491        7,729,878

Investments (Note 6):
  Long-term marketable securities                5,095,906        6,533,490

Property and Equipment, at cost
  Machinery and equipment                        2,206,251        2,189,139
  Furniture and fixtures                           124,058          122,934
  Leasehold improvements                           290,159          279,181
                                                 2,620,468        2,591,254
                                               -----------      -----------
  Less - Accumulated depreciation
    and amortization                             2,171,601        2,124,234
                                               -----------      -----------
                                                   448,867          467,020

Other Assets:
  Investment in Abiomed Limited
    Partnership (Note 7)                           400,000                -
                                               -----------      -----------
                                               $15,352,264      $14,730,388
                                               ===========      ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (Continued)

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
                    ----------------------------------------

                                             June 30, 1995   March 31, 1995
                                            --------------- ----------------
                                              (unaudited)       (audited)
Current Liabilities:
  Accounts payable                            $    473,890     $    198,280
  Accrued expenses                               1,244,584        1,227,379
  Purchase of limited partner units (Note 7)       245,000                -
                                              ------------     ------------
    Total current liabilities                    1,963,474        1,425,659

Stockholders' Investment (Note 4):
  Class B Preferred Stock, $.01 par value-
    Authorized 1,000,000 shares
    Issued and outstanding - none                        -                -
  Common Stock, $.01 par value-
    Authorized - 10,000,000 shares
    Issued and outstanding - 4,885,852
      shares at June 30, 1995 and
      March 31, 1995                                48,859           48,859
  Class A Common Stock, $01 par value
    Authorized - 2,346,000
    Issued and outstanding - 2,040,000              20,400           20,400
  Additional paid-in capital                    36,476,770       36,476,770
  Accumulated deficit                          (23,157,239)     (23,241,300)
                                              ------------     ------------
    Total stockholders' investment              13,388,790       13,304,729
                                              ------------     ------------
                                              $ 15,352,264     $ 14,730,388
                                              ============     ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (Continued)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                                 Three Months Ended
                                        -----------------  -----------------
                                          June 30, 1995      June 30, 1994
                                        -----------------  -----------------
Revenues:
  Products and services                      $2,124,441         $1,298,979
  Contracts                                     619,049            559,724
                                             ----------         ----------
                                              2,743,490          1,858,703

Costs and expenses:
  Cost of products and services                 914,893            538,701
  Research and development (including
    costs related to contracts)                 658,859            591,590
  Selling, general and administrative         1,216,914          1,047,455
                                             ----------         ----------
                                              2,790,666          2,177,746
                                             ----------         ----------

Net loss from operations                        (47,176)          (319,043)

Interest and other income                       131,237            102,995
                                             ----------         ----------

Net income (loss)                                84,061          ($216,048)
                                             ==========         ==========

Net income (loss) per common share                $0.01             ($0.03)
 (Note 5):

Weighted average number of common and
dilutive common equivalent shares
 outstanding                                  6,953,312          6,474,168

                  The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (Continued)

                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (unaudited)

                                                       Three Months Ended
                                                 ------------------------------

                                                 June 30, 1995   June 30, 1994
                                                 -------------   -------------
Cash Flows from Operating Activities:
 Net income (loss)                                 $    84,061     $  (216,048)
 Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities-
  Depreciation and amortization                         47,367          74,975
  Noncash transactions related to Abiomed                    -         (57,791)
   Limited Partnership
  Changes in assets and liabilities-
   Accounts receivable                                (238,616)       (650,246)
   Inventories                                         139,078        (218,306)
   Prepaid expenses and other current assets           (84,896)       (182,630)
   Accounts payable                                    275,610         (38,839)
   Accrued expenses                                     17,205         (56,371)
                                                   -----------     -----------
      Net cash (used in) provided by
       operating activities                            239,809      (1,345,256)
                                                   -----------     -----------

Cash Flows from Investing Activities:
 (Purchases) sales of short-term investments, net   (1,492,393)      2,586,852
 (Purchases) sales of long-term investments, net     1,437,584          26,887
 Purchases and improvements of property
  and equipment                                        (29,214)              -
 Purchases of limited partners units                  (155,000)              -
                                                   -----------     -----------

      Net cash (used in) provided
       by investing activities                        (239,023)      2,613,739
                                                   -----------     -----------
Cash Flows from Financing Activities:
 Proceeds from exercise of stock options
  and stock purchase plan, net                               -           6,001
                                                   -----------     -----------

      Net cash (used in) provided by                         -           6,001
       financing activities                        -----------     -----------

Net Increase in Cash and Cash Equivalents,
 excluding investments                                     786       1,274,484

Cash and Cash Equivalents, excluding investments,
 at beginning of period                                614,091         480,058
                                                   -----------     -----------

Cash and Cash Equivalents, excluding investments,
 at end of period                                  $   614,877     $ 1,754,542
                                                   ===========     ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                   PART 1.  FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Preparation
     --------------------

     The unaudited consolidated financial statements of ABIOMED, Inc. (the Company), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Form 10-K for the year ended March 31, 1995, which was filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 1995 may not be indicative of the results that may be expected for the full fiscal year.

2.   Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ABIOMED Cardiovascular, Inc., ABIOMED Research and Development, Inc., ABD Holding Company, Inc., ABIOMED R&D, Inc., and ABIODENT, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.   Inventories
     -----------

     Inventories include raw materials, work-in-process, and finished goods and are priced at the lower of cost (first-in, first-out) or market and consist of the following:


                                       June 30,      March 31,
                                         1995          1995
                                     -----------    -----------
    Raw Materials                    $  494,665     $  339,686
    Work-in-Process                     453,293        412,956
    Finished Goods                      322,244        656,638
                                     ----------     ----------
    TOTAL                            $1,270,202     $1,409,280
                                     ----------     ----------

     Finished goods and work-in-process inventories consist of direct material, labor, and overhead.

                         ABIOMED, INC. AND SUBSIDIARIES
                   PART 1.  FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited, continued)

4.   Stockholders' Investment
     ------------------------

     During the first fiscal quarter of fiscal 1995, options to purchase 15,000 shares of Common Stock were granted with exercise prices ranging from $6.25 to $7.25 per share. Options to purchase 2,940 shares were canceled during the quarter. No options were exercised during the quarter.

5.   Net Income (Loss) Per Common Share
     ----------------------------------

     Net income (loss) per common share has been computed by dividing the net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, such as stock options, have not been included in the per share calculation where the effect of
their inclusion would be antidilutive.   No common equivalent shares are
considered dilutive in periods, such as the three months ended June 30, 1994, in which a net loss is reported because all such common equivalent shares are antidilutive.

6.   Cash, Cash Equivalents and Investments
     --------------------------------------

     The Company classifies any marketable security with an original maturity date of 90 days or less at the time of acquisition to be a cash equivalent. Securities, including marketable securities, with original maturities of greater than 90 days are classified as investments. Such investments are classified as long-term investments when their maturities are greater than one year from the balance sheet date. The Company reports investments at cost plus accrued interest.

7.   Abiomed Limited Partnership
     ---------------------------

     Background
     ----------

     Abiomed Limited Partnership (the Partnership) was formed in March 1985 and provided initial funding for the design and development of two of the Company's products, the BVS(R) and SupraCor(TM) (the Products). Today, the Partnership is inactive except for certain royalty rights, described below, on the Company's sales of the Products.

     The Partnership consists of a sole general partner, which is the Company's wholly owned subsidiary, Abiomed Research and Development, Inc.; a special limited partner, which is the Company's wholly owned subsidiary ABIOMED Cardiovascular, Inc. (Cardiovascular); and one hundred thirty-five limited partner units. As of March 31, 1995, each of these limited partner units was owned by third party investor limited partners. The limited partner units aggregate to hold an 89.1% interest in the Partnership. As discussed below, the Company offered to purchase and has purchased certain of these limited partner units. Prior to the Company's purchase of certain of these limited partner units, the Company held a 10.9% interest in the Partnership comprised of 1.0% by the general partner and 9.9% by the special limited partner.

                         ABIOMED, INC. AND SUBSIDIARIES
                   PART 1.  FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited, continued)


7.   Abiomed Limited Partnership   (Continued)
     ---------------------------

     Royalty
     -------

     In March 1995, the Company satisfied all of its remaining fixed obligations to the Partnership. Commencing April 1, 1995 and ending August 3, 2000, the Company owes a royalty to the Partnership of 5.5% of certain revenues from the Products made during this period. Because the Company owns 10.9% of the Partnership, the net royalty is approximately 4.9%. This royalty formula is subject to certain maximum amounts and to certain additional conditions in the event that the Company elected to sell the technology.

     Purchase of Limited Partner Units
     ---------------------------------

     In May 1995, the Company made an offer to purchase each of the one hundred thirty-five limited partner units for $10,000 each. As of June 30,1995, forty limited partner units had been tendered to the Company under this offer. The Company paid $155,000 and has accrued $245,000 with respect to these tenders in
the fiscal quarter ended June 30, 1995.   As of July 25, 1995, the date that the
Company's offer was scheduled to expire, a total of sixty six limited partner units had been tendered to the Company representing 49% of the limited partner units and a 43.6% interest in the Partnership. Combined with the Company's initial 10.9% ownership, the Company owns 54.5% of the Partnership reducing the effective royalty from 5.5% to approximately 2.5%. The Company's purchase of these limited partner units has been treated as a long-term asset and is being amortized over five years.

                         ABIOMED, INC. AND SUBSIDIARIES
                   PART 1.  FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net Losses
----------

     Net income and income per share for the three months ended June 30, 1995
                                             ------------
were approximately $84,000 and $0.01, respectively. These earnings compare to a net loss and loss per share of approximately $216,000 and $0.03, respectively, in the same period of the previous year.

Revenues
--------

     In the three months ended June 30, 1995, total revenues were approximately
            ------------
$2,743,000, 48% higher than total revenues of approximately $1,859,000 in the same period of the previous year.

     Product and service revenues were approximately $2,124,000, 64% higher than product and service revenues of approximately $1,299,000 in the same period of the previous year. These results primarily reflect continued increased sales of the disposable products from a user base which continues to expand. The dental portion of this revenue, though growing, represents less than 10% of total
revenues.   More than 90% of total product and service revenues are from domestic sources.

     Revenues from Research & Development (R&D) contracts and grants for this quarter were approximately $619,000, 11% higher than the amount of approximately $560,000 reported in the same quarter of the previous year. This increase primarily reflects timing of scheduled activities under existing contracts and
grants.   All such government contracts contain provisions making them terminable at the convenience of the government.

Costs and Expenses
------------------

     Total costs and expenses for the three months ended June 30, 1995 were
                                      ------------
approximately $2,791,000, 28% higher than total costs and expenses of approximately $2,178,000 in the same fiscal quarter of the previous year. The majority of this increase reflects expenses incurred to support higher revenues.

     Cost of products sold as a percentage of product sales (42%) was relatively unchanged from the same quarter of the previous year (41%) while increasing in total cost by approximately $375,000. These increased costs primarily reflect higher revenue levels.

     Total research and development costs increased during the first fiscal quarter of fiscal 1996 to approximately $659,000, 11% higher than total research and development costs of approximately $592,000 in the same fiscal quarter of the previous year. This increase primarily reflects the timing of scheduled expenditures under contracts and grants.

Selling, general and administrative expenses for the three months ended June 30, 1995 increased approximately $1,217,000, 16% higher than selling, general and administrative expenses in the same

                        ABIOMED, INC. AND SUBSIDIARIES
                  PART 1.  FINANCIAL INFORMATION (continued)
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Costs and Expenses (continued)
------------------------------

fiscal quarter of the previous year. This increase primarily reflects increased sales and marketing expenses related to increase revenues.

Interest and Other
------------------

Interest and other income increased to approximately $137,000 in the first fiscal quarter of 1996 compared with $103,000 in the corresponding quarter of the prior year primarily due to a higher level of cash and investments.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 1995, the Company's balance sheet included approximately $11,080,000 in cash and investments, an increase of approximately $56,000 from March 31, 1995. The June 30, 1995 balance includes $615,000 in cash, $5,369,000 in short-term investments and $5,096,000 in investments with various maturities, the latest of which is October 1996. The Company also has a $3,000,000 line of credit from a bank which expires on December 1, 1995, and which was entirely available at June 30, 1995.

     Net cash provided by operating activities included net income and depreciation and amortization expenses of $131,000, an increase in accounts payable of $276,000 and a decrease in inventories of $139,000. These increases were partially offset by an increase in accounts receivable of $239,000, and an increase in prepaid expenses and other current assets of $85,000. The decrease in inventories and the increase in account receivable were primarily attributable to increased sales with the decrease in finished goods inventory partially offset by increases in raw materials and work-in process.

     Net cash used in investing activities included $1,492,000 of net purchases of short-term investments, $155,000 of purchases of limited partner units of Abiomed Limited Partnership (the "Partnership") and $29,000 of purchases and improvements of property and equipment which were partially offset by $1,438,000
of net maturities of long-term investments.   As set forth in Note 7 of the
financial statements included in this report, the Company has offered to purchase units of limited partner interests from the investor limited partners in the Partnership at a purchase price of $10,000 per unit. As of June 30, 1995 the Company had accrued $245,000 to be paid to limited partners (in addition to the $155,000 paid in the first fiscal quarter). Additional limited partner units were tendered to the Company between June 30, 1995 and July 25, 1995 committing the Company to additional cash payments totaling $260,000. The Company may, but is not obligated, to purchase limited partner units

                        ABIOMED, INC. AND SUBSIDIARIES
                  PART 1.  FINANCIAL INFORMATION (continued)
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)
-------------------------------------------

tendered after July 25, 1995. In aggregate, payments made in the first fiscal quarter combined with these additional payments will total $660,000.

Although the Company does not currently have significant capital commitments other than as described above, the Company believes that it will continue to make significant investments over the next several years to support the development and commercialization of its products.

Health Care Reform
------------------

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

                                     * * *

                        ABIOMED, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

                       None

Item 2.   Changes in Securities
          ---------------------

                       None

Item 3.   Defaults upon Senior Securities
          -------------------------------

                       None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

                       None

Item 5.   Exhibits and Reports on Form 8-K
          --------------------------------

                   a)  Exhibits
                       None

                   b)  Reports on Form 8-K
                       None

--------------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ABIOMED, Inc.


Date:   July 31, 1995         /s/ David M. Lederman
                              -----------------------------
                              David M. Lederman
                              Chief Executive Officer
                              and President
                              Principal Executive Officer


Date:   July 31, 1995         /s/ John F. Thero
                              -----------------------------
                              John F. Thero
                              Vice President Finance
                              and Administration
                              Chief Financial Officer
                              Principal Accounting Officer