Form 10-Q
period 1995-09-30
ABIOMED INC
filed 1995-10-27
CIK 815094

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   SEPTEMBER 30, 1995
                                           ------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____  to ____

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

                           Yes  [X]       No    [_]

As of September 30, 1995, there were 5,513,833 shares outstanding of the registrant's Common Stock, $.01 par value, and 1,428,000 shares outstanding of the registrant's Class A Common Stock, $.01 par value.

                        ABIOMED, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS
                               -----------------

                                                                       Page No.
                                                                       --------
     Part I - Financial Information:

      Item 1.  Financial Statements


          Consolidated Balance Sheets
               September 30, 1995 and March 31, 1995                      3-4

          Consolidated Statements of Operations
               Three and Six Months Ended September 30, 1995
               and  September 30, 1994                                      5

          Consolidated Statements of Cash Flows
               Six Months Ended September 30, 1995
               and September 30, 1994                                       6

          Notes to Consolidated Financial Statements                      7-9

      Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                10-13

     Part II - Other Information                                        14-15

          Signatures                                                       16


                        ABIOMED, INC. AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
                         ITEM 1: FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                     ASSETS
                                     ------

                                                         September 30, 1995            March 31, 1995
                                                         -------------------        -------------------
                                                             (unaudited)                 (audited)
Current Assets:
  Cash and cash equivalents (Note 6)                                $333,775                   $614,091
  Short-term investments (Note 6)                                  9,483,593                  3,876,943
  Accounts receivable, net                                         2,340,771                  1,775,734
  Inventories (Note 3)                                             1,253,351                  1,409,280
  Prepaid expense and other current asset                            239,854                     53,830
                                                         -------------------        -------------------

          Total  current assets                                   13,651,344                  7,729,878
                                                         -------------------        -------------------

Investments (Note 6):
  Long-term marketable securities                                    662,536                  6,533,490
                                                         -------------------        -------------------

Property and equipment, at cost
  Machinery and equipment                                          2,254,268                  2,189,139
  Furniture and fixtures                                             129,267                    122,934
  Leasehold improvements                                             308,178                    279,181
                                                         -------------------        -------------------
                                                                   2,691,713                  2,591,254

  Less: Accumulated depreciation
    and amortization                                               2,218,449                  2,124,234
                                                                     473,264                    467,020
                                                         -------------------        -------------------

Other Assets:
  Investment in Abiomed Limited
    Partnership, net (Note 7)                                        698,462                          -
                                                         -------------------        -------------------
                                                                 $15,485,606                $14,730,388
                                                         ===================        ===================

                  The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    ---------------------------------------


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
                    ----------------------------------------

                                                                 September 30, 1995       March 31, 1995

                                                                     (unaudited)             (audited)
                                                                 ------------------      -----------------
Current Liabilities:
  Accounts payable                                                         $702,335               $198,280
  Accrued expenses                                                        1,229,556              1,227,379
                                                                 ------------------      -----------------
          Total current liabilities                                       1,931,891              1,425,659
                                                                 ------------------      -----------------

Stockholders' Investment (Note 4):
  Class B Preferred Stock, $.01 par value-
          Authorized 1,000,000 shares
          Issued and outstanding-none                                             -                      -
  Common Stock, $.01 par value-
          Authorized 25,000,000 shares at September 30, 1995
          Issued and Outstanding-5,513,833 shares at
          September 30, 1995 and 4,885,852 shares at
          March 31, 1995                                                     55,138                 48,859
  Class A Common Stock $.01 par value
          Authorized - 2,346,000 shares
          Issued and Outstanding - 1,428,000 shares at
          September 30, 1995 and 2,040,000 shares at
          March 31, 1995                                                     14,280                 20,400
  Additional paid-in capital                                             36,593,088             36,476,770
  Accumulated deficit                                                   (23,108,791)           (23,241,300)
                                                                 ------------------      -----------------
          Total stockholders' investment                                 13,553,715             13,304,729
                                                                 ------------------      -----------------
                                                                        $15,485,606            $14,730,388
                                                                 ==================      =================


                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                                      Six Months Ended                             Three Months Ended
                                                      ----------------                             ------------------

                                         September 30, 1995      September 30, 1994      September 30, 1995      September 30, 1994
                                        -------------------     -------------------     -------------------     -------------------
Revenues:
  Products and services                          $4,394,792              $2,638,608              $2,270,351              $1,339,629
  Contracts                                       1,455,297               1,162,106                 836,248                 602,382
                                        -------------------     -------------------     -------------------     -------------------
                                                  5,850,089               3,800,714               3,106,599               1,942,011
                                        -------------------     -------------------     -------------------     -------------------
Costs and expenses:
  Cost of products and services                   1,822,769               1,056,759                 907,876                 518,058
  Research and development (including
  costs related to contracts)                     1,519,037               1,141,038                 860,178                 549,447
  Selling, general and administrative             2,631,499               2,125,741               1,414,585               1,078,286
                                        -------------------     -------------------     -------------------     -------------------
                                                  5,973,305               4,323,538               3,182,639               2,145,791
                                        -------------------     -------------------     -------------------     -------------------

Net income (loss) from operations                  (123,216)               (522,824)                (76,040)               (203,780)

Interest and other income                           255,725                 216,238                 124,488                 113,243
                                        -------------------     -------------------     -------------------     -------------------

Net income (loss)                                $  132,509               ($306,586)             $   48,448                ($90,537)
                                        ===================     ===================     ===================     ===================

Net income (loss) per common share
share  (Note 5):                                       $.02                   ($.05)                   $.01                   ($.01)
                                        ===================     ===================     ===================     ===================

Weighted average number of common
and dilutive common equivalent shares
outstanding                                       6,967,191               6,474,016               6,972,429               6,474,183
                                        ===================     ===================     ===================     ===================


                  The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                  (unaudited)
                                  -----------

                                                                                     Six Months Ended
                                                                                     ----------------

                                                                        September 30, 1995         September 30, 1994
                                                                        ------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $132,509                  ($306,586)
  Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities-
       Depreciation and amortization                                               165,751                    151,009
       Non cash transactions related to Abiomed
         Limited Partnership                                                             -                   (119,794)
       Changes in assets and liabilities-
         Accounts receivable                                                      (565,037)                   422,875
         Inventories                                                               155,929                   (268,886)
         Prepaid expenses and other current assets                                (186,024)                   (87,715)
         Accounts payable                                                          504,055                     77,498
         Accrued expenses                                                            2,177                   (361,789)
                                                                        ------------------          -----------------

            Net cash (used in) provided by  operating activities                   209,360                   (493,388)
                                                                        ------------------          -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchases) sales of investments, net                                            264,303                    396,238
  Purchases and improvements of property and equipment                            (100,458)                   (35,494)
  Purchases of limited partner units (Note 7)                                     (770,000)                         -
                                                                        ------------------          -----------------

            Net cash (used in) provided by investing activities                   (606,155)                   360,744
                                                                        ------------------          -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and stock issued
    under employee stock purchase plan                                             116,479                      8,858
                                                                        ------------------          -----------------

            Net cash provided by financing activities                              116,479                      8,858
                                                                        ------------------          -----------------

NET DECREASE IN CASH AND EQUIVALENTS,
  EXCLUDING INVESTMENTS                                                           (280,316)                  (123,786)

CASH AND CASH EQUIVALENTS, EXCLUDING INVEST-
  MENTS, AT BEGINNING OF PERIOD                                                    614,091                    480,058
                                                                        ------------------          -----------------
CASH AND CASH EQUIVALENTS , EXCLUDING INVEST-
  MENTS, AT END OF PERIOD                                                        $ 333,775                 $  356,272
                                                                        ==================          =================

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

1.   Basis of Preparation
     --------------------

     The unaudited consolidated financial statements of ABIOMED, Inc. (the Company), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Form 10-K for the year ended March 31, 1995, which was filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended September 30, 1995 may not be indicative of the results that may be expected for the full fiscal year.


2.   Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ABIOMED Cardiovascular, Inc., ABIOMED R&D Inc., ABIODENT, Inc., Abiomed Research and Development, Inc., ABD Holding Company, Inc., and the accounts of its majority-owned subsidiary Abiomed Limited Partnership (see Note 7). All significant intercompany accounts and transactions have been eliminated in consolidation.


3.   Inventories
     -----------

     Inventories include raw materials, work-in-process, and finished goods and are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                             September 30,        March 31,
                                 1995                1995
                             -------------      ------------

          Raw Materials       $  457,702         $  339,686
          Work-in-Process        485,534            412,956
          Finished goods         310,115            656,638
                              ----------         ----------

          TOTAL               $1,253,351         $1,409,280
                              ==========         ==========

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

4.   Stockholders' Investment
     ------------------------

     On August 9, 1995, the Stockholders of the Company voted to increase the number of authorized shares of Common Stock from 10,000,000 to 25,000,000 shares.

     Effective August 10, 1995, in accordance with the rights for the Class A Common Stock, 612,000 shares of Class A Common Stock $.01 par value were converted into an equal number of shares of the Company's $.01 par value Common Stock.

     During the second quarter of fiscal 1996, options to purchase 13,500 shares of Common Stock were granted with an exercise price of $7.50 per share. Options to purchase 2,000 shares were canceled during the quarter. Options to purchase 15,450 shares were exercised in the second quarter at exercise prices ranging from $5.75 to $8.50 per share. A total of 531 shares of Common Stock were issued under the Company's Employee Stock Purchase Plan.

5.   Net Income (Loss) Per Common Share
     ----------------------------------

     Net income (loss) per common share has been computed by dividing the net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, such as stock options, have not been included in the per share calculation where the effect of their inclusion would be antidilutive. No common equivalent shares are considered dilutive in periods, such as the three and six month periods ended September 30, 1994, in which a loss is reported because all such common equivalent shares are antidilutive.

6.   Cash and Cash Equivalents
     -------------------------

     The Company classifies any marketable security with a maturity date of 90 days or less at the time of acquisition to be a cash equivalent. Securities, including marketable securities, with original maturities of greater than 90 days are classified as investments. Such investments are classified as long-term investments when their maturities are greater than one year from the balance sheet date. The company reports investments at cost plus accrued interest.

7.   ABIOMED Limited Partnership
     ---------------------------

     Abiomed Limited Partnership (the Partnership) was formed in March 1985 and provided initial funding for the design and development of two of the Company's products, the BVS and SupraCor (the Products). Today, the Partnership is inactive except for certain royalty rights, described below, on the Company's sales of the Products.

                         ABIOMED, INC. AND SUBSIDIARIES
                   PART 1.  FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited, continued)



7.   ABIOMED Limited Partnership (continued)
     ---------------------------------------

     The Partnership consists of a sole general partner, which is the Company's wholly owned subsidiary, Abiomed Research and Development, Inc.; a special limited partner, which is the Company's wholly owned subsidiary ABIOMED Cardiovascular, Inc. (Cardiovascular); and one hundred thirty-five limited partner units. As of March 31, 1995 the Company held a 10.9% interest in the Partnership comprised of 1.0% by the general partner and 9.9% by the special limited partner while each of the limited partner units were owned by third party investor limited partners. The limited partner units aggregate to hold an 89.1% interest in the Partnership.

     In May 1995, the Company made an offer to purchase each of the one hundred thirty-five limited partner units for $10,000 each. As of September 30, 1995 seventy-seven limited partner units had been tendered to the Company under this offer. The Company paid $770,000 with respect to these tenders through the six months ended September 30, 1995. Combined with the Company's initial 10.9% ownership, the Company now owns 61.7% of the Partnership. The Company's purchase of these limited partner units has been treated as a long-term asset and is being amortized over 5 years.

     In March 1995, the Company satisfied all of its remaining fixed obligations to the Partnership. Commencing April 1, 1995 and ending August 3, 2000, the Company owes a royalty to the Partnership of 5.5% of certain revenues from the Products made during the period. Because the Company owns 61.7% of the Partnership, the net royalty to the Company is approximately 2.1%. This royalty formula is subject to certain maximum amounts and to certain additional adjustments in the event that the Company sells the technology.

                         ABIOMED, INC. AND SUBSIDIARIES
                   PART 1.  FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

NET INCOME (LOSS)
-----------------

     Net income and income per share for the three months ended September 30, 1995 were approximately $49,000 and $.01 per share, respectively. These earnings compare to a net loss and loss per share of approximately $91,000 and $.01 per share, respectively, in the same period of the previous year.

     Net income and income per share for the six months ended September 30, 1995 were approximately $133,000 and $.02 per share, respectively. These earnings compare to a loss of approximately $307,000 and $.05 per share in the same period of the previous year.

REVENUES
--------

     In the three months ended September 30, 1995, total revenues were
            ------------
approximately $3,107,000, 60% higher than total revenues of approximately $1,942,000 in the same period of the previous year.

     Product and service revenues were approximately $2,270,000, 69% higher than product and service revenues of approximately $1,340,000 in the same period of the previous year. These results primarily reflect increased units sales to new customers and increased units sales of the disposable cardiovascular product to the expanded installed customer base. Revenues from dental products, though growing, represented less than 10% of total revenues for the three months ended September 30, 1995. More than 90% of total product and service revenues were derived from domestic sources.

     Revenues from Research and Development (R&D) contracts and grants for this quarter were approximately $836,000, 39% higher than total revenues of approximately $602,000 reported in the same quarter of the previous year. This increase primarily reflects timing of scheduled activities under existing contracts and grants. All such government contracts contain provisions making them terminable at the convenience of the government.

     In the six months ended September 30, 1995, total revenues were
            ----------
approximately $5,850,000, 54% higher than total revenues of approximately $3,801,000 in the same period of the previous year.

     Product sales for the first six months of fiscal 1996 were $4,395,000 compared with $2,639,000 for the same period of the previous year, an increase of 67%. This growth primarily reflects increased units sales to new customers and increased units sales of the disposable

                         ABIOMED, INC. AND SUBSIDIARIES
                   PART 1.  FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES (continued)
--------

cardiovascular product to the expanded installed customer base. Revenues from dental products continued to grow, however, represented less than 10% of total revenue for the six month period.

     Revenues from Research and Development (R&D) contacts and grants for the six months ended September 30, 1995 were approximately $1,455,000, 25% higher than in the same period of the prior year. The increase primarily reflects the timing of scheduled activities under existing contracts and grants. All government grants and contracts contain provisions making them terminable at the convenience of the government.

COSTS AND EXPENSES
------------------

     Total costs and expenses for the three months ended September 30, 1995 were
                                      ------------
approximately $3,183,000, 48% higher than total costs and expenses of approximately $2,146,000 in the same fiscal quarter of the previous year. The majority of this increase reflects expenses incurred to support higher revenues.

     Cost of products sold as a percentage of product sales (40%) was relatively unchanged from the same quarter of the previous year (39%) while increasing in total cost by approximately $390,000. These increased costs reflect higher product revenue levels attained in the current year's quarter.

     Total research and development costs increased during the second fiscal quarter of 1996 to approximately $860,000, a 56% increase over research and development costs of approximately $550,000 incurred during the same fiscal period last year. The increase primarily reflects the timing of scheduled expenditures under contracts and grants.

     Selling, general and administrative expenses for the three months ended September 30, 1995 increased to $1,415,000, 31% higher than selling, general and administrative expenses in the same fiscal quarter of the previous year. This increase primarily reflects increased sales and marketing expenses, particularly increased personnel and sales commissions, related to the increase in product and service revenues.

     Total costs and expenses for the six month period ended September 30, 1995
                                      ---------
increased to $5,973,000, 38% higher than total costs and expenses of approximately $4,324,000 for the first six months of last year. The increase is primarily attributable to higher revenue levels attained during the first six months of fiscal 1996.

     Cost of products sold as a percentage of products sales (41%) for the six
                                                                           ---
months ended September 30, 1995 was relatively unchanged from the same six month
------
period ended September

                         ABIOMED, INC. AND SUBSIDIARIES
                   PART 1.  FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COSTS AND EXPENSES (CONTINUED)
------------------------------

30, 1994 (40%) while increasing in total cost by approximately $766,000. These increased costs primarily reflect higher product revenue levels.

     Total research and development costs increased to approximately $1,519,000 for the six months ended September 30, 1995. This represents a 33% increase over the $1,141,000 reported for the same period in the previous fiscal year. The increase primarily reflects the timing of scheduled expenditures under contracts and grants.

     Selling, general and administrative expenses for the six months ended September 30, 1995 increased to approximately $2,632,000, 24% higher than selling, general and administrative expenses in six month period ended September 30, 1994. This increase primarily reflects increased sales and marketing expenses, particularly increased personnel and sales commissions, related to the increase in product and service revenues.


INTEREST AND OTHER
------------------

     Interest and other income increased to approximately $125,000 in the second quarter of 1996 compared with approximately $113,000 in the corresponding quarter of the prior year primarily due to a higher level of cash and investments.

     For the six months ended September 30, 1995, interest and other income was approximately $256,000 compared to $216,000 for the six months ended September 30, 1994. This increase was primarily due to a higher level of cash and investments.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of September 30, 1995, the Company's balance sheet included $10,480,000 in cash and investments, a decrease of approximately $545,000 from March 31, 1995. This decrease reflects $770,000 in cash used to purchase limited partner units of the Abiomed Limited Partnership net of approximately $225,000 in cash generated from operations and other activities. The September 30, 1995 balance includes approximately $334,000 in cash, $9,484,000 in short-term investments and $663,000 in investments with various maturities, the latest of which is October 1996. The Company also has a $3,000,000 line of credit from a bank which expires on December 1, 1995, and which was entirely available at September 30, 1995.

     Net cash provided by operating activities included net income and depreciation and amortization expenses of approximately $298,000, an increase in accounts payable of $504,000

                         ABIOMED, INC. AND SUBSIDIARIES
                   PART 1.  FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------------------

and a decrease in inventories of approximately $156,000. These sources of cash were partially offset by an increase in accounts receivable of $565,000 and an increase of prepaid and other current assets of approximately $186,000. The increase in accounts receivable is attributable to increased credit sales and longer collection periods for certain accounts. The decrease in inventory was primarily attributable to a decrease in finished goods inventory due to increased product sales.

     Net cash used in investing activities included $770,000 of purchases of limited partner units of Abiomed Limited Partnership (the Partnership) and approximately $100,000 of purchases and improvements of property and equipment which were partially offset by approximately $264,000 of net purchases and maturities of investments. As set forth in Note 7 of the financial statements included in this report, the Company had offered to purchase units of the investor limited partner's interests in the Partnership at a purchase price of $10,000 per unit. As of September 30, 1995 the Company had acquired and paid for seventy-seven (77) units of the Partnership.

HEALTH CARE REFORM
------------------

     Private and government proposals for significant health care reform are expected to continue to affect healthcare expenditures in the United States as well as internationally where the company sells or plans to sell its products. The Company cannot assess at this time the potential impact that healthcare trends may have on future results because of uncertainties surrounding any unforseeable changes.
                                      ***

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

               None

Item 3.   Defaults upon Senior Securities
          -------------------------------

               None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------


               At the Company's annual meeting of shareholders held on August 9, 1995, the stockholders approved the following:

               a)   Elected six persons to serve as directors as follows:

                                                                             Votes
                                 Director                   Votes For       Withheld
                                 --------                   ---------    -------------
                      Dr. David Lederman (Class I)           4,234,980         140,443
                      Dr. Gerald W. Austen (Class III)       4,234,980         140,443
                      Paul Fireman (Class III)               4,229,549         145,874
                      John F. O'Brien (Class II)             4,234,980         140,443
                      Henri A. Termeer (Class II)            4,234,480         140,943
                      Desmond H. O'Connell, Jr. (Class I)    4,338,080          37,343

               b) A proposal to amend the Company's certificate of incorporation to provide for the classification of the Board of Directors into three classes of directors with staggered terms of office. The proposal received 1,306,723 votes for and 622,185 against. There were 32,889 abstentions and 2,413,626 non-voting.

               c) A proposal to amend the Company's certificate of incorporation regarding the consideration of all relevant factors in connection with certain business combinations. The proposal received 1,383,063 votes for and 594,965 against. There were 47,168 abstentions and 2,350,227 non-voting.

                        ABIOMED, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders (Continued)
          ---------------------------------------------------------------

               d) A proposal to amend the Company's certificate of incorporation to increase the number of shares of the Company's Common Stock authorized thereunder from 10,000,000 to 25,000,000 shares. The proposal received 3,626,244 votes for and 623,689 against. There were 30,100 abstentions and 95,380 non-voting.


               e) A proposal to amend the Company's 1992 Combination Stock Option Plan to increase the number of shares that may be issued under that plan. The proposal received 1,274,114 votes for and 660,475 against. There were 27,558 abstentions and 2,413,276 non-voting.

               f) A proposal to amend the Company's 1989 Non-Qualified Stock. Option Plan for Non-Employee Directors to increase the number of shares that may be issued under that plan.
                    The proposal received 1,702,116 votes for and 288,878 against. There were 35,902 abstentions and 2,348,527 non-voting.


               g) A proposal to act upon any matter incidental to the foregoing purpose and any other matter which may properly come before the Annual Meeting or any adjourned session thereof. There were no such matters acted upon during the Annual Meeting.


Item 5.   Other Information
          --------------------

               a)   None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

               a)   Exhibits
                    --------
                    3.1 Certificate of Amendment of Certificate of Incorporation of ABIOMED, Inc.

                    3.2   By-laws of ABIOMED, Inc., amended

                    10.1 ABIOMED, Inc. 1989 Non-Qualified Stock Option Plan for Non-Employee Directors, as amended

                         ABIOMED, INC AND SUBSIDIARIES

                          PART II, OTHER INFORMATION


Item 6.   Exhibits and reports on Form 8-k (continued)
          -------------------------------------------

      10.2 ABIOMED, Inc. 1992 Combination Stock Option Plan, as amended

                 b)   Reports on Form 8-K
                      -------------------
                            Form 8-K dated August 10, 1995.

--------------------------------------------------------------------------------


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ABIOMED, Inc.



Date:   October  26 , 1995             /s/
                                       -------------------------------
                                       David M. Lederman
                                       CEO and President



Date:   October  26 , 1995             /s/
                                       -------------------------------
                                       John F. Thero
                                       Vice President Finance and Administration