Form 10-Q
period 1995-12-31
ABIOMED INC
filed 1996-02-06
CIK 815094

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

	[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended     DECEMBER 31, 1995

OR

	[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
		THE SECURITIES EXCHANGE ACT OF 1934

		For the transition period from   	     to
		Commission file number    1-9585


ABIOMED, INC.
(Exact name of registrant as specified in its charter)

        DELAWARE         						     04-2743260
(State of incorporation)						(I.R.S. Employer No.)

33 CHERRY HILL DRIVE
		DANVERS, MASSACHUSETTS 01923
(Address of principal executive offices, including zip code)

	(508)  777-5410
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]		No	[  ]

As of December 31, 1995, there were 5,517,458 shares outstanding of the registrant's Common Stock, $.01 par value, and 1,428,000 shares outstanding of the registrant's Class A Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

TABLE OF CONTENTS


Page No.


Part I - Financial Information:





  Item 1. Financial Statements





     Consolidated Balance Sheets


          December 31, 1995 and March 31, 1995
3-4




     Consolidated Statements of Operations


          Three and Nine Months Ended December 31, 1995


          and December 31,1994
5




     Consolidated Statements of Cash Flows


          Nine Months Ended December 31, 1995


          and December 31, 1994
6




     Notes to Consolidated Financial Statements
7-9




  Item 2. Management's Discussion and Analysis of


             Financial Condition and Results of Operations
10-14




Part II - Other Information
15




     Signatures
15






ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

ASSETS

December 31, 1995

March 31, 1995


(unaudited)

(audited)



Current Assets:




  Cash and cash equivalents (Note 6)
         $1,719,315

$614,091

  Short-term investments (Note 6)
        7,657,505

3,876,943

  Accounts receivable, net
2,377,114

1,775,734

  Inventories (Note 3)
1,540,070

1,409,280

  Prepaid expenses and other current assets
207,271

53,830






          Total  current assets
13,501,275

7,729,878






Investments :




  Long-term marketable securities (Note 6)
1,525,463

6,533,490






Property and equipment, at cost:




  Machinery and equipment
2,287,859

2,189,139

  Furniture and fixtures
149,842

122,934

  Leasehold improvements
351,065

279,181


2,788,766

2,591,254






  Less: Accumulated depreciation




     and amortization
2,265,297

2,124,234


523,469

467,020











 Other long-term assets, net  (Note 7)
662,693

-


$16,212,900

$14,730,388

















The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS' INVESTMENT

December 31, 1995

March 31, 1995


(unaudited)

(audited)



Current Liabilities:




  Accounts payable
       $952,844

        $198,280

  Accrued expenses
1,498,808

       1,227,379

          Total current liabilities
  2,451,652

       1,425,659






Stockholders' Investment (Note 4):




  Class B Preferred Stock, $.01 par value-




          Authorized 1,000,000 shares




          Issued and outstanding-none
-

-

  Common Stock, $.01 par value-




          Authorized 25,000,000 shares at December 31, 1995




          Issued and Outstanding-5,517,458 shares at




          December  31, 1995 and  4,885,852 shares at




          March 31, 1995
    55,175

          48,859

  Class A Common Stock $.01 par value




          Authorized - 2,346,000 shares




          Issued and Outstanding - 1,428,000 shares at




          December 31, 1995 and 2,040,000 shares at




          March 31, 1995
           14,280

           20,400

  Additional paid-in capital
    36,611,521

    36,476,770

  Accumulated deficit
(22,919,728)

   (23,241,300)

          Total stockholders' investment
    13,761,248

    13,304,729


  $16,212,900

  $14,730,388







The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

Nine Months Ended
Three Months Ended



December 31, 1995

December 31,1994

December 31, 1995

December 31, 1994





Revenues:








  Products and services
$7,008,112

$4,891,535

$2,613,319

    $2,252,927

  Contracts
2,353,272

      1,662,065

897,976

         499,959


9,361,384

      6,553,600

3,511,295

      2,752,886










Costs and expenses:








  Cost of products and services
2,809,482

      2,180,560

997,157

         1,123,802

  Research and development (including








  costs related to contracts)
2,491,603

      1,677,022

972,566

         535,983

  Selling, general and administrative
4,133,992

      3,359,435

1,484,048

      1,233,693


9,435,077

      7,217,017

3,453,771

      2,893,478










Net income (loss) from operations
(73,693)

        (663,417)

57,524

        (140,592)










Interest and other income
395,265

         327,239

131,539

         111,001










Net Income (loss)
$321,572

($336,178)

$189,063

($29,591)










Net income (loss) per common share








  (Note 5):
$.05

             ($.05)

$.03

             -










Weighted average number of common








and dilutive common equivalent shares








outstanding
6,988,400

      6,474,089

6,993,772

      6,474,234





































The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Nine Months Ended



December 31, 1995

December 31, 1994



CASH FLOWS FROM OPERATING ACTIVITIES:




  Net income (loss)
         $321,572

          ($336,178)

  Adjustments to reconcile net income (loss) to net cash




  provided by (used in) operating activities-




          Depreciation and amortization
            248,370

             246,186

          Non cash transactions related to Abiomed




               Limited Partnership
                  -

           (192,991)

          Changes in assets and liabilities-




               Accounts receivable
           (601,380)

             (170,286)

               Inventories
             (130,790)

260,045

               Prepaid expenses and other current assets
(153,441)

             (10,798)

               Accounts payable
            754,564

92,425

               Accrued expenses
271,429

(99,673)






                    Net cash provided by (used in) operating activities
          710,324

           (211,270)






CASH FLOWS FROM INVESTING ACTIVITIES:




  (Purchases) sales of investments, net
  1,227,465

           376,141

  Purchases of property and equipment and improvments
           (197,512)

             (48,777)

  Purchases of limited partner units (Note 7)
           (770,000)

-






                     Net cash (used in) provided by investing activities
           259,953

             327,364






CASH FLOWS FROM FINANCING ACTIVITIES:




  Proceeds from exercise of stock options and stock issued




    under employee stock purchase plan
         134,947

                 9,703






                     Net cash provided by financing activities
            134,947

                 9,703






NET INCREASE IN CASH AND EQUIVALENTS,




  EXCLUDING INVESTMENTS
1,105,224

          125,797






CASH AND CASH EQUIVALENTS, EXCLUDING  INVEST-




  MENTS, AT BEGINNING OF PERIOD
            614,091

             480,058






CASH AND CASH EQUIVALENTS , EXCLUDING INVEST-




  MENTS, AT END OF PERIOD
         $1,719,315

           $605,855

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Preparation

	The unaudited consolidated financial statements of ABIOMED, Inc. (the Company), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Form 10-K for the year ended March 31, 1995, which was filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended December 31, 1995 may not be indicative of the results that may be expected for the full fiscal year.


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

	Inventories include raw materials, work-in-process, and finished goods and are priced at the lower of cost (first-in, first-out) or market and consist of the following:


December 31,1995

March 31, 1995



Raw Materials
$499,452

$339,686

Work-in-Process
725,217

412,956

Finished Goods
315,401

656,638






TOTAL
$1,540,070

$1,409,280







	Finished goods and work-in-process inventories consist of direct material, labor and overhead.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(unaudited, continued)

4.	Stockholders' Investment

	On August 9, 1995, the Stockholders of the Company voted to increase the number of authorized shares of Common Stock from 10,000,000 to 25,000,000 shares.

	Effective August 10, 1995, in accordance with the rights for the Class A Common Stock, 612,000 shares of Class A Common Stock $.01 par value were converted into an equal number of shares of the Company's $.01 par value
Common Stock.

	During the third quarter of fiscal 1996, options to purchase 195,500 shares of Common Stock were granted at exercise prices ranging from $9.75 to $11.00 per share. Options to purchase 29,200 shares were canceled during the quarter. Options to purchase 3,675 shares were exercised in the third quarter at exercise prices ranging from $5.75 to $8.00 per share. .

5.	Net Income (Loss) Per Common Share

	Net income (loss) per common share has been computed by dividing the net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, such as stock options, have not been included in the per share calculation where the effect of their inclusion would be antidilutive. No common equivalent shares are considered dilutive in periods, such as the three and nine month periods ended December 31, 1994, in which a loss is reported because all such common equivalent shares are antidilutive.

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

 7.	Other Long Term Assets

	Other long term assets represent the Company's investment in limited partner units of the Abiomed Limited Partnership, net of minority interest. Abiomed Limited Partnership (the Partnership) was formed in March 1985 and provided initial funding for the design and development of two of the Company's products, the BVS and SupraCor (the Products). Today, the Partnership is inactive except for certain royalty rights, described below, on the Company's sales of the Products.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(unaudited, continued)



 7.	Other Long Term Assets (continued)

	The Partnership consists of a sole general partner, which is the Company's wholly-owned subsidiary, Abiomed Research and Development,
Inc.; a special limited partner, which is the Company's wholly-owned subsidiary ABIOMED Cardiovascular, Inc. (Cardiovascular); and one hundred thirty-five limited partner units. As of March 31, 1995 the Company held a 10.9% interest in the Partnership comprised of 1.0% by the general partner and 9.9% by the special limited partner while each of the limited partner units were owned by third party investor limited partners. The limited partner units aggregate to hold an 89.1% interest in the Partnership.

	In May 1995, the Company made an offer to purchase each of the one hundred thirty-five limited partner units for $10,000 each. Seventy-seven limited partner units were tendered to the Company under this offer for which the company paid $770,000. Combined with the Company's initial 10.9% ownership, the Company now owns 61.7% of the Partnership. The Company's purchase of these limited partner units results in the Company consolidating the limited partnership with the purchase price treated as a long-term asset amortized on straight-line basis over 5 years.

	In March 1995, the Company satisfied all of its remaining fixed obligations to the Partnership. Commencing April 1, 1995 and ending August
3, 2000, the Company owes a royalty to the Partnership of 5.5% of certain revenues from the Products. Because the Company owns 61.7% of the Partnership, the net royalty expense to the Company is approximately 2.1% of certain revenues from the Products. This royalty formula is subject to certain maximum amounts and to certain additional adjustments in the event that the Company sells the technology.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET INCOME (LOSS)

	Net income and income per share for the three months ended December 31, 1995 were approximately $189,000 and $.03 per share, respectively. These earnings compare to a net loss and loss per share of approximately $30,000 and $0.00 per share, respectively, in the same period of the previous year.

	Net income and income per share for the nine months ended December 31, 1995 were approximately $322,000 and $.05 per share, respectively. These earnings compare to a loss of approximately $336,000 and $.05 per share in the same period of the previous year.

REVENUES

	In the three months ended December 31, 1995, total revenues were approximately $3,511,000, 27% higher than total revenues of approximately $2,753,000 in the same period of the previous year.

	Product revenues were approximately $2,613,000, 16% higher than product revenues of approximately $2,253,000 in the same period of the previous year. These results primarily reflect increased domestic unit sales and increased average selling prices of the disposable cardiovascular product to the expanded installed customer base. Revenues from the Company's dental products, though growing, represented less than 10% of total revenues for the nine months ended December 31, 1995. More than 90% of total product and service revenues in the quarter were derived from domestic sources.

	Revenues from Research and Development (R&D) contracts and grants for this quarter were approximately $898,000, 80% higher than total revenues of approximately $500,000 reported in the same quarter of the previous year. This increase primarily reflects timing of scheduled activities under existing contracts and grants.

	In the nine months ended December 31, 1995, total revenues were approximately $9,361,000, 43% higher than total revenues of approximately $6,554,000 in the same period of the previous year.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)


REVENUES (continued)

	Product revenues for the nine month period were approximately $7,008,000 compared with $4,892,000 for the same period of the previous year, an increase of 43%. This growth primarily reflects increased unit sales of the disposable cardiovascular product and increased unit sales to new customers. Revenues from dental products continued to grow, however, represented less than 10% of total revenue for the nine month period.

	Revenues from Research and Development contracts and grants for the nine months ended December 31, 1995 were approximately $2,353,000, 41% higher than in the same period of the prior year. The increase primarily reflects the timing of scheduled activities under existing contracts and grants as well as contributions from new contracts and grants. In aggregate, as of December 31, 1995, the Company's backlog of research and development contracts and grants totaled approximately $6,051,000 including approximately $758,000 from the National Heart, Lung and Blood Institute (NHLBI) relating to the current phase of funding for the Company's total artificial heart (TAH) research and development. Approximately 75% of the Company's contract revenues and related expenses in the current fiscal year have been derived from the TAH contract. The levels of revenue and expense under this specific contract have been maintained at higher than linear rates during this 9-month period. The Company expects that increased efforts and contributions from the Company's ten other active contracts and grants will offset most or all of any compensating reduction in the rate of spending under the TAH contract for the next two quarters, although there can be no assurance that this will be the case.

	A continuation phase of the TAH contract is scheduled to be awarded at the end of September 1996 be the NHLBI. If this continuation phase is awarded to the Company, the contract specifies that this continuation phase would total approximately $8,600,000. The Company believes that only two of the three scientific teams presently receiving government funding will qualify for funding of this continuation phase.

	To date, the Company's government contracts and grants, including collection of amounts due thereunder, have not been noticeably affected by the federal budget stalemate and the Company does not anticipate that these contracts and grants will be affected, although there can be no assurance that this will be the case.

COSTS AND EXPENSES

	Total costs and expenses for the three months ended December 31, 1995 were approximately $3,454,000, 19% higher than total costs and expenses of approximately $2,893,000 in the same fiscal quarter of the previous year. The majority of this increase reflects expenses incurred to support higher revenues.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)


COSTS AND EXPENSES (continued)

	Cost of products sold as a percentage of product sales (38%) decreased from the same quarter of the previous year (50%) while decreasing in total cost by approximately $127,000. These decreased costs primarily reflect higher production efficiencies.

	Total research and development costs increased during the third fiscal quarter of 1996 to approximately $973,000, an 82% increase over research and development costs of approximately $536,000 incurred during the same fiscal period of the previous year. The increase primarily reflects the timing of scheduled expenditures under contracts and grants.

	Selling, general and administrative expenses for the three months ended December 31, 1995 increased to $1,484,000, 20% higher than selling, general and administrative expenses in the same fiscal quarter of the previous year. This increase primarily reflects increased sales and marketing expenses, particularly increased personnel and sales commissions, related to the increase in product revenues.

	Total costs and expenses for the nine month period ended December 31, 1995 increased to approximately $9,435,000, 31% higher than total costs and expenses of approximately $7,217,000 for the first nine months of last year. The increase is primarily attributable to higher revenue levels attained during the first nine months of fiscal 1996.

	Cost of products sold as a percentage of products sales (40%) for the nine months ended December 31, 1995 decreased from the same nine month period ended December 31, 1994 (45%) while increasing in total cost by approximately $629,000. These increased costs primarily reflect higher product revenues.

	Total research and development costs increased to approximately $2,492,000 for the nine months ended December 31, 1995. This represents a 49% increase over the $1,677,000 reported for the same period in the previous fiscal year. The increase primarily reflects the timing of scheduled expenditures under contracts and grants.

	Selling, general and administrative expenses for the nine months ended December 31, 1995 increased to approximately $4,134,000, 23% higher than selling, general and administrative expenses in nine month period ended December 31, 1994. This increase primarily reflects increased sales and marketing expenses, particularly increased personnel and sales commissions related to the increase in product and service revenues.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)


INTEREST AND OTHER

	Interest and other income increased to approximately $132,000 in the third quarter of 1996 compared with approximately $111,000 in the corresponding quarter of the prior year primarily due to higher levels of cash and investments.

	For the nine months ended December 31, 1995, interest and other income was approximately $395,000 compared to $327,000 for the nine months ended December 31, 1994. This increase was primarily due to higher levels of cash and investments.


LIQUIDITY AND CAPITAL RESOURCES

	As of December 31, 1995, the Company's balance sheet included $10,902,000 in cash and investments, a decrease of approximately $123,000 from March 31, 1995. This decrease reflects $770,000 in cash used to purchase limited partner units from third party limited partner investors in Abiomed Limited Partnership offset partially by approximately $710,000 in cash generated from operations and other activities. The December 31, 1995 balance includes approximately $1,719,000 in cash, $7,658,000 in short-term investments and $1,525,000 in investments with various maturities, the latest of which is September 1998. The Company also has a $3,000,000 line of credit from a bank which expires on December 1, 1996, and which was entirely available at December 31, 1995.

	Net cash provided by operating activities included net income, and depreciation and amortization expenses of approximately $248,000, an increase in accounts payable of $755,000 and an increase in accrued expenses of approximately $271,000. These sources of cash were partially offset by an increase in accounts receivable of approximately $601,000, an increase in inventories of approximately $131,000 and an increase of prepaid expenses and other current assets of approximately $153,000. The increase in accounts receivable is attributable to increased revenues and longer collection periods for certain accounts. The increase in accounts payable was primarily attributable to increased purchases of direct materials for manufacturing and research and development activities.

	Net cash used in investing activities included $770,000 used to purchase limited partner units of the Partnership and approximately $198,000 of purchases and improvements of property and equipment which were partially offset by approximately $1,227,000 of net purchases and maturities of investments. As set forth in Note 7 of the financial statements included in this report, during the second fiscal quarter of the current fiscal year the Company purchased units of the investor limited partner's interests in the Partnership at a purchase price of $10,000 per unit. As of December 31, 1995 the Company had acquired and paid for seventy-seven (77) units of the Partnership.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


PRODUCT DEVELOPMENT UPDATE

	For the past year, the Company has been involved in a pilot study aimed at demonstrating the feasibility of using the SupraCor for resuscitation of patients who suffer from cardiac arrest and do not respond to current life support techniques. The SupraCor Catheter (the SupraCor), is an advanced intra-aortic balloon-based catheter designed to operate in the patient's ascending aorta. This pilot study has been conducted at one medical center in the United States at which sixteen patients have been enrolled into the pilot study.

	The intent of the pilot study has been to determine the feasibility for insertion and placement of the device on twenty patients (up to a maximum of thirty) and to evaluate its ability to improve resuscitation of patients unresponsive to existing therapies and who face certain death. This first phase study did not encompass post-resuscitation support of these patients, which though believed to be ultimately necessary for FDA approval of the device, was not part of this first phase.

	In January 1996, upon completion of the first year of the study, which consisted of sixteen patients, and before additional trials, the medical center's Institutional Review Board asked whether further enrollment of the remaining patients under the existing protocol was necessary to complete the study. The Company has concluded that enrollment of the remaining four patients would provide only limited additional meaningful information. The Company has further concluded that there is need for procedural changes, and possibly device refinements, which should be made prior to proceeding with any further studies. The Company and its medical collaborators are currently analyzing the data from the study. Pending analysis of this data and a review of this product from an overall business perspective, including marketing, regulatory and product improvement considerations, the Company has suspended all clinical activity with its SupraCor catheter.


HEALTH CARE REFORM

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
***

ABIOMED, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

			None

Item 2.	Changes in Securities

			None

Item 3.	Defaults upon Senior Securities

			None

Item 4.	Submission of Matters to a Vote of Security Holders

		        None

Item 5.	Other Information

		        None

Item 6.	Exhibits and Reports on Form 8-K

		a)	Exhibits
			None

		b)	Reports on Form 8-K
			None



SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							ABIOMED, Inc.



Date:   February 6, 1996			/s/ David M. Lederman
							David M. Lederman
							CEO and President



Date:   February 6, 1996			/s/ John F. Thero
							John F. Thero
							Vice President Finance and
							Administration; and Treasurer
							Chief Financial Officer
							Principal Accounting Officer



14