Form 10-K
period 1996-03-31
ABIOMED INC
filed 1996-06-24
CIK 815094

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

(Mark One)
  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 --- SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                      For fiscal year ended March 31, 1996
                                            --------------

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from __________ to ____________.

                        Commission File Number : 1-9585
                                                 ------

                                  ABIOMED, Inc.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       04-2743260
   ------------------------------                      -------------------
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
                               Yes  X     No
                                   ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the
Form 10-K.   [    ]

The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of June 18, 1996 was $114,923,589 based on the closing price of $16.50 on that date on the Nasdaq National Market.* As of June 18, 1996, 5,537,066 shares of the registrant's Common Stock, $.01 par value, were outstanding, and 1,428,000 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding.

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





6/18/96                                2

                                     PART I

   ITEM 1.  BUSINESS
   ------   --------

   ABIOMED(R), Inc. and Subsidiaries ("ABIOMED" or the "Company") develops, manufactures and markets medical and dental devices and is a leader in the research and development of cardiac assist devices. The Company currently has three separate operating subsidiaries: ABIOMED R&D, Inc., ABIOMED Cardiovascular, Inc., and ABIODENT(R), Inc. Since commencing operations in 1981, the central focus of the Company has been on innovative technical research and development with an emphasis on cardiac assist technology. In the Company's last three fiscal years, the majority of the Company's revenues were derived from the commercialization of the first cardiovascular product developed by the Company.

   ABIOMED R&D, Inc. (the "Research Division") is dedicated to scientific research and engineering development of products designed to address a variety of medical needs. The Research Division has expertise in electro-mechanical systems, cardiac physiology and experimental surgery; blood-material interactions, fluid mechanics and hemodynamics, electronics (hardware and software), plastics processing; lasers and optical physics. Initial research and product development in the Research Division is currently primarily funded by research grants and contracts from U.S. Government agencies. The Company selectively invests in product development with internal funds, particularly in the later stages of development and testing.

   The core activities of the Research Division are in the areas of permanent and temporary cardiac assist. The primary technology under development by the Research Division is a battery-operated implantable total artificial heart. Other cardiac assist devices at various stages of research and development include: a heart booster, a catheter-based intra-aortic cardiac support device (the "SupraCor(R)"), and a variety of specialized pumps, such as a pediatric ventricular assist pump and a magnetically-suspended centrifugal pump. The Research Division is also active in the development of certain non-cardiac assist devices when it believes it can solve important medical problems. Examples of these activities include, but are not limited to, devices in the area of minimally invasive surgery applications, such as tissue welding and vascular welding for the repair of small arteries.

   ABIOMED Cardiovascular, Inc. and ABIODENT, Inc. manufacture, market and support products based on technology initially developed by the R&D group now comprising ABIOMED R&D(R) Inc. Its primary cardiovascular product in the market today is a bi-ventricular cardiac assist device, the BVS-5000(R) (the "BVS"). This sophisticated but easy to use Class III device is employed by cardiac surgeons to save the lives of a segment of those patients whose hearts need a temporary period of support to rest and recover after heart surgery. The BVS provides full assist as an external temporary artificial heart. The BVS takes over, on a temporary basis, the complete pumping function of one or both ventricles of the heart until the natural heart recovers its normal function. In November 1992, the BVS was approved by the FDA for domestic marketing, the first ever for such a ventricular assist device in the U.S. In the past three fiscal years, a majority of the Company's product revenues were generated by sales of the BVS product line. The Company sells dental products, including the PerioTemp(R) (which it manufactures), the Halimeter(TM) and associated supplies. These devices are used for screening of early periodontal disease and other sources of halitosis. Revenues from sales of these dental products, while growing, represent less than ten percent of total revenues in each of the past three fiscal years.

   ABIOMED, Inc. is a Delaware corporation. The Company's principal offices are located at 33 Cherry Hill Drive, Danvers, Massachusetts 01923, and its principal telephone number is (508) 777-5410 and its principal fax number is
   (508) 777-8411. Unless otherwise indicated, as used in this Report, the term "Company" or "ABIOMED" refer to ABIOMED, Inc., its wholly owned subsidiaries:
   ABIOMED R&D, Inc., ABIOMED Cardiovascular, Inc., ABIODENT, Inc., Abiomed Research and Development, Inc., and ABD Holding Company, Inc. and its majority owned subsidiary, Abiomed Limited Partnership.

   ABIOMED and ABIODENT and the corresponding logos are registered service marks of the Company. Angioflex, BVS and BVS-5000, SupraCor and PerioTemp are registered trademarks of the Company. Heart Booster is a trademark of the Company.


   Cardiac Assist - Temporary and Permanent Device Markets
   --------------------------------------------------------

   Heart disease is one of the leading chronic health problems affecting the U.S. population. According to U.S. government sources, there are more than 21 million people in the U.S. who have some form of heart disease and approximately 3 million people who suffer from congestive heart failure. In 1992, heart disease was the leading cause of death in the U.S., killing an estimated 700,000 people. Demographic studies indicate that the U.S. population is aging. As the prevalence of heart disease increases with age, the Company believes that the number of people afflicted with heart disease will continue to increase for the foreseeable future, and heart disease will remain the single greatest life-threatening malady.

   The majority of heart patients have impairments associated with the pumping function of the heart muscle, resulting from electrical abnormalities, poor oxygen supply due to narrowed or blocked coronaries, muscle dysfunction (congestive heart failure), or a combination of the above factors. Congenital heart diseases, generally in the young, and valvular defects can be corrected surgically and constitute a relatively small segment of the total heart patient population. Most patients suffering from heart disease are initially treated pharmacologically primarily to reduce load to the heart. Cardiac drugs are a major segment of the drug industry. Typically, cardiologic intervention, surgical correction and mechanical devices are considered in sequence when drugs are ineffective or when the nature of the disease is such that it cannot be effectively treated by currently available drugs.

   The origin of the pumping abnormality of the heart can be either electrical or mechanical in nature or a combination of the two. Electrical, or rhythm, disturbances that threaten life or impair the quality-of-life have been treated effectively with devices such as pacemakers and implantable defibrillators. Mechanical dysfunctions of the heart are the primary field of focus for ABIOMED. Mechanical problems with the heart represent either a transient or permanent inability of the heart muscle to contract and pump blood. In many cases, such weakening of the heart muscle and tissue, when not treatable with drugs, can be alleviated by cardiac assist devices which mechanically augment or replace the heart function. ABIOMED believes that it is a technology leader in this relatively new field.

   The Company believes that patients who may benefit from mechanical assist do not form a monolithic block but are segmented into many categories with different requirements and constraints. Major categories include post-cardiotomy shock, various classes of congestive heart failure (primarily Class IV and Class III patients), certain forms of carditis, acute indications such as acute myocardial infarction (excluding sudden death patients) and bridge-to-transplantation. The Company believes that no single device can effectively handle all of these patient populations. The Company has, therefore, undertaken the development of a family of devices that spans a broad spectrum of patients in need of mechanical cardiac assist.

   The Company classifies mechanical cardiac assist devices as "temporary" or "permanent" according to the clinical intent:

   When the intent is to remove the device after a period of support time which may be hours, days, months, or even years, the device is a temporary device. Temporary devices available today include roller and centrifugal pumps ("CPs") for heart-lung bypass, intra-aortic balloon pumps ("IABP"), and emerging ventricular assist devices such as the Company's BVS bi-ventricular cardiac support system and certain left ventricular assist devices ("LVADs") approved currently as bridge-to-transplant devices. The Company's BVS received FDA approval in November 1992 and remains the only device approved by the FDA for treatment of post-cardiotomy shock. In May 1996, the FDA amended the approved indications for use to include both treatment of right heart failure following insertion of an LVAD and treatment of cardiogenic shock following cardiac transplantation. The BVS is an external temporary artificial heart used to help provide an ailing heart with sufficient circulatory support so that the heart can rest and, if not irreparably damaged, recover its strength and normal function within a short period of time, typically less than one week.

   When the intent of a cardiac assist device is to provide support through the end of life, it is a permanent device. Today, there is no device approved by the FDA for permanent mechanical heart assistance for any indication. In particular, there is no permanent cardiac assist device approved by the FDA as an alternative to heart transplantation. The Company believes that there is a significant fraction of patients suffering from acute heart failure and from congestive heart failure (a progressively debilitating and ultimately fatal disease) who can be helped to lead normal lives by the development and use of permanently implanted cardiac assist devices.

   Based on the need to address different patient indications, the Company further classifies permanent cardiac assist devices into two types: (1) End-Stage Life-Renewal devices, for patients requiring full-scale support to increase their life spans; and (2) Quality-of-Life devices, for patients requiring moderate assistance in heart function to improve the quality of their lives. The Company has two permanent implantable mechanical cardiac assist products under development, the Total Artificial Heart and the Heart Booster, which are intended to address these market needs.

   Today, patients who suffer from acute heart failure rarely have any alternative and typically die, even when they are in the hospital setting. Although temporary cardiac support, such as the BVS-5000, may be able to temporarily help some of these in-hospital patients, the lack of donor hearts limits the possibility of this treatment method for the majority of this subject population. Based on data published by the National Heart, Lung and Blood Institute, there were over 280,000 deaths in 1991 from acute myocardial infarction alone. Of these, after making adjustments by not including patients over 75 years old and by excluding sudden death patients, the Company estimates that as many as 70,000 would have benefited from an implantable total artificial heart.

   Congestive heart failure patients, due to the progressive nature of the disease, usually have more time for diagnosis and treatment than acute heart failure patients. Patients facing death due to irreversible heart damage, whether bridged with a temporary device or not, need a human heart transplant. During the first half of 1995, on any given day there were typically a little over 3,000 qualified patient registrations on the United Network of Organ Sharing (UNOS) National Waiting List, each in need of a donor heart. Several published government sources estimate that the number of U.S. congestive heart failure patients who require some form of permanent cardiac assist exceeds 30,000 per year, with some estimates as high as 70,000. This demand well exceeds the supply of donor hearts. The annual supply of natural donor hearts in the U.S. has reached a level of 2,300+ hearts per year. Thus, due to the limited supply of available donor hearts, more than 90% of the end-stage congestive heart patients die without the benefit of a viable life-saving treatment.

   In the future, implantable LVADs, currently in clinical trials, may be available for permanent mechanical support of a segment of this patient population: those who primarily require support to the left side of the heart. Implantable total artificial hearts, such as is currently undergoing pre-clinical evaluation by ABIOMED, are intended for patients who require complete permanent support to both the left and the right sides of the heart. Because the number of human donor hearts potentially available for transplantation is unaffected by bridging and, therefore, will remain considerably below the number of patients requiring heart transplants or permanent mechanical alternatives (such as LVADs and artificial hearts), and because the Company believes that gene therapy, and animal xenografting (transplant of animal organs) are decades away from being clinically introduced, if at all, the Company believes that there is a considerable market for an implantable, battery-driven total artificial heart as a cost-effective alternative to heart transplantation. With funding assistance from the National Institutes of Health (NIH) under two contracts awarded in 1988 and 1993, the Company has been developing such a total artificial heart.

   The above discussion regarding permanent mechanical support focuses on end-stage patients facing imminent death. As mentioned, the Company believes that there is another large market segment for mechanical assist devices that can permanently improve the "quality of life" of patients who are not in danger of imminent death. A 1993 report in the Journal of American College & Cardiology indicated that 3,000,000 people in the U.S. suffer from congestive heart failure. Of these people, approximately 200,000 die each year and 400,000 are added to the pool of people suffering from congestive heart failure. Congestive heart failure is a failure of the heart to pump enough blood against normal pressures to adequately meet the energy requirements of the body. The Company believes that a significant portion of these patients can benefit from permanent cardiac assist devices that provide support but do not replace the function of the natural heart.

   These patients can be distinguished from those who need heart transplants (human or artificial) or LVADs because the Company believes that the associated risks with those devices and procedures are too high when life is not at stake. The Company estimates that there are 50,000 to 200,000 people per year who meet this criteria. This has been recognized by advocates of technology alternatives, such as cardiomyoplasty, for patients who do not face imminent death but whose quality of life is very limited (usually confined to a bed-to-chair type of existence) due to heart dysfunction. The Company does not believe that there is an effective drug, procedure or device available to help these patients. Supported by a five year NIH contract awarded in 1995, the Company is conducting research into the development of a "Heart Booster" device for this patient category.

   Temporary Cardiac Assist Product Lines
   --------------------------------------

   The Company has developed, markets and sells the BVS-5000 Bi-Ventricular Support System and related accessories. Other temporary cardiac assist products in various stages of development by the Company include: the SupraCor, a pediatric ventricular assist pump, and a magnetically suspended centrifugal pump.

     The BVS-5000 Bi-Ventricular Temporary Artificial Heart System.  The BVS is
     -------------------------------------------------------------
   a cardiac assist device designed to provide a patient's ailing heart with full mechanical circulatory assistance as an external temporary artificial heart so that the natural heart can rest, stabilize and recover its normal function.

   The BVS received FDA pre-market approval ("PMA") in November 1992 allowing the Company to begin marketing the product in the U.S. This approval represented the first time that the FDA had approved a cardiac assist device through the rigorous PMA process. In May 1996, the FDA amended the approved indications for use to include both treatment of right heart failure following insertion of an LVAD and treatment of cardiogenic shock following cardiac transplantation. The BVS is the only device approved by the FDA for post-operative patients in post-cardiotomy shock.

   The BVS is targeted for use in any hospital performing open-chest cardiac surgery (more than 900 hospitals in the United States) and is intended for short term use primarily in patients requiring mechanical circulatory support after open-chest cardiac surgery. The system consists of one or two disposable bedside blood pumps connected to a patient's heart. Depending on the patient's needs, these blood pumps provide support for the left, right or both sides of a patient's heart. Like the natural heart, each pump contains two chambers: an artificial atrium, which fills directly from the natural heart, and an artificial ventricle, which pumps blood back to the body. The BVS blood pump reduces the risk of damaging blood cells by filling passively and continuously by gravity rather than by suction. The BVS blood-contacting pumps are single-use disposable products.

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

   The BVS is intended to provide temporary heart support to an ailing heart to allow it the time to rest, stabilize and recover its normal function. Stabilization and recovery of the heart with the BVS typically occur in a period of less than one week. The longest period that a patient has been on BVS support is 82 days. Although patients whose hearts fail to recover under BVS support may become candidates for transplantation, this is not the intended nor the approved use of the BVS.

   As of March 31, 1996, the completion of the Company's third full fiscal year since FDA approval of the BVS, the BVS had been purchased by over 170 medical centers in the U.S. Typically, U.S. medical centers initially purchase the BVS console, two to four BVS blood pumps, training and related accessories. Subsequent purchases are dependent upon the rate of BVS usage. The BVS blood pumps and certain accessories contact blood when used and, therefore, are disposed of by the medical center after use on a single patient. The BVS is capable of supporting the left, right or both sides of the heart. In the Company's clinical experience, more than half of the patients required support to both sides of the heart, and therefore the use of two disposable BVS blood pumps.

   Company analysis of mortality figures in published references indicate that in the U.S. alone there are over 12,000 patients each year who expire peri-operatively, the BVS's primary targeted market. Due to the aging U.S. population and the increasing number of patients requiring repeat coronary by-pass and valve replacement operations, the Company believes that there is a growing patient population that could benefit from the use of the BVS.

     The SupraCor(R) Intra-Arterial Cardiac Support System. The SupraCor(R)
     --------------------------------------------------
   Intra-Arterial Cardiac Support System (the "SupraCor") is an advanced intra-aortic balloon-based catheter designed to operate in the ascending aorta of the patient's heart. The device is intended for rapid support of patients who require an increased blood supply to the heart.

   Inserted percutaneously, or surgically via the femoral artery, the SupraCor is designed to help increase coronary blood flow and to reduce the workload of the heart. The SupraCor has completed a pilot (learning) clinical trial under an approved FDA Investigational Device Exemption ("IDE").

   The Company's primary clinical focus was aimed at demonstrating the feasibility for use of the SupraCor in an Emergency Room setting to resuscitate patients who suffer cardiac arrest. Although the pilot study was not designed for post-resuscitation support, the Company believes that following clinical methods developed by others, including the Company's clinical collaborators, the SupraCor can help resuscitate many cardiac arrest patients who fail to respond to CPR, maximum life support techniques and drug treatment (conventional advanced cardiac life support). The Company also believes that upon resuscitation of some of these patients, the SupraCor's unique characteristics will help to temporarily stabilize their hearts to provide time for these patients to undergo corrective life-saving interventional procedures.

   The pilot study demonstrated the feasibility of insertion of the device under emergency room conditions in a fraction of the cardiac arrest patients and provided a partial assessment of the device, including; (a) data about its potential to resuscitate patients for whom all else failed, and, (b) identification of procedural and device refinements needed to enhance its ability to perform its intended life-saving function.

   Based upon published information, the Company believes that there are more than 350,000 out of hospital cardiac arrests in the U.S. each year, and 97% of these patients do not survive to hospital discharge. Of these, the Company believes there are many tens of thousands of patients in the U.S. per year that could potentially be helped by the SupraCor and associated life saving support technologies.

   The Company has also conducted preliminary clinical trials for the SupraCor for a second indication for use; patients who cannot be weaned from cardiopulmonary by-pass or who deteriorate post operatively and need rapid support. Clinical trials for this second indication were also conducted on a limited basis in selected centers in the USA and Europe.

   The Company's primary sales and marketing focus is on the cardiac surgery market. The above described application for the SupraCor is an emergency room application. In order to introduce the SupraCor commercially for this application, at a minimum the Company would need to apply to the FDA for, and conduct, expanded clinical trials for the device. Such expanded clinical trials would need to include further assessment of the safety and efficacy of the SupraCor for both resuscitation and post-resuscitation cardiac support of these patients. Because the Company has no direct capability to sell products intended for the emergency room or for interventional cardiologists, the Company plans to seek a partner or partners to help advance the refinement and clinical evaluation of the SupraCor. Until the business direction is better defined, the Company has placed further SupraCor clinical trials on hold.

   Permanent Cardiac Assist Products.
   ---------------------------------

   The Company's efforts in the development of permanent cardiac assist products are primarily directed at two products; (1) the Total Artificial Heart (which has been in development by the Company for a number of years) and (2) the Heart Booster device (which is currently in the early research stage).

     The Total Artificial Heart (TAH). The TAH is a battery-powered implantable
     ---------------------------------
   artificial heart under development by the Company to address the needs of patients with irreversibly failing hearts who require permanent mechanical circulatory support. The TAH is intended to be a permanent device that replaces a failing human heart, providing the complete left and right side pumping functions of the heart. The TAH is intended to be fully implantable without any externalized ports. Such ports, if present, increase the risks of infections. The TAH technology could also be adapted to function as a left or right ventricular assist device. However, the Company believes that the largest segment of the patient population in imminent danger of death and therefore requiring permanent support will need a total artificial heart
   (TAH) as an alternative to transplantation.

   The Company is one of three scientific teams in the United States that has a contract with the National Heart, Lung and Blood Institute (the "NHLBI") (awarded in the second quarter of fiscal 1993) to develop a battery-powered implantable total artificial heart. This contract follows a $5.6 million NHLBI TAH contract that had been previously awarded to the Company for the initial research and development. The existing contract is a two-phase contract. The first phase, which commenced on September 30, 1993 and concludes on September 30, 1996, provides $4.9 million to the Company to refine and finalize the design and demonstrate feasibility through initial bench and pre-clinical testing. Pre-clinical testing and evaluation are conducted by the Texas Heart Institute under a sub-contract from the Company. Contingent upon the successful completion of this first phase, as determined by the NHLBI, the contract provides for a continuation second phase (4 years starting on October 1, 1996). The goal of the second phase is to bring the device to the clinical testing phase as a permanent device. As of March 31, 1996, the Company had approximately $610,000 of funding remaining on the first phase of this contract. The NHLBI has indicated that it plans to award in October 1996 an aggregate of approximately $17 million for TAH development. The NHLBI also has indicated that it intends to award its funding to only two of the three current scientific teams that are working on TAH development. The Company has requested $8.6 million for the second phase. There can be no assurance that the Company will receive the amount requested or that it will receive any additional NHLBI funding for its TAH development. In addition, the Company's existing TAH development contract, as with all of the Company's U.S. government contracts, is terminable at the convenience of the government (See "Research and Development"). ABIOMED retains the rights, royalty-free and clear, to manufacture and market the TAH.

   ABIOMED's TAH system has undergone various levels of laboratory and pre-clinical testing. As of the end of fiscal 1996, the Company has evolved the basic full-system design for the TAH and has begun increasing the pace of system and component testing. The thoracic unit (the implanted artificial heart excluding implanted electronics and battery) has already tested in pre-clinical experiments for periods exceeding three months. Internal components have undergone various laboratory tests; important components like motor bearings and hydraulic valves have been running continuously for over one hundred million cycles (two and a half years equivalency). Other critical components like the blood contacting valves have been tested for an equivalence of over 10 years.

   The NHLBI-sponsored development program calls for the TAH to be designed for a five year operational goal. The Company believes that there are a significant number of patients who might benefit from a TAH that can initially be shown to operate reliably for shorter periods of time. The Company intends to accelerate its pace of TAH development and testing for these patients with a plan, subject to adequate available financial resources, for beginning clinical trials this decade. There can be no assurances that the Company will be successful in developing the TAH on its existing schedule or on an accelerated schedule, if at all.

   Company analysis of mortality figures in published references indicate that in the U.S. alone there are over 100,000 patients each year who could potentially benefit from its TAH, including patients with acute myocardial infarctions, cardiomyopathies, various forms of carditis, congestive heart failure (end-stage) and patients resuscitated from cardiac arrest.

     The Heart Booster. The Heart Booster  device is targeted to those patients
     ------------------
   suffering from congestive heart failure resulting in a significant deterioration of their quality of life, but who are not at risk of imminent death. The Company's early-stage research and development efforts on this device are focused on cardiac assist technology that, unlike the TAH and LVADs, avoids the inherent risks of contact with blood while providing a significant level of mechanical assistance to the heart to restore these patients to an acceptable and active quality of life.

   Various treatments for quality-of-life enhancement are currently being explored by investigators, including cardiomyoplasty, which involves wrapping the heart with skeletal muscle and pacing this muscle with a pacemaker. While cardiomyoplasty has been pursued by other companies, ABIOMED believes that the limited effectiveness (mechanical assistance) of this technique (cardiomyoplasty) does not justify its relatively high associated risks. In contrast, the ABIOMED Heart Booster is being designed to be more effective and less invasive than cardiomyoplasty by wrapping the natural heart with a synchronized electro-hydraulically-powered artificial (plastic) muscle. The Heart Booster is intended to provide the required ventricular augmentation without requiring contact with flowing blood, medication or skin penetration. There can be no assurances that the Company will be successful in developing the Heart Booster.

   The Company estimates that there are between 50,000 and 200,000 people in the U.S. who might benefit from the Heart Booster. Although in an earlier stage of development than the TAH, the Heart Booster is intended to be a less invasive device (primarily because it does not require removal of the natural heart) and utilizes certain of the technologies developed by ABIOMED for the TAH. Columbia Presbyterian Medical Center, located in New York City, is the initial medical center collaborating with the Company on this project for pre-clinical device testing.

   In October 1995, the Company received a $4.3 million contract from the National Heart, Blood and Lung Institute to fund this project. ABIOMED retains the rights, royalty-free and clear, to manufacture and market the Heart Booster.

     Marketing and Sales - Cardiac Assist.  The Company, through its wholly-
     ------------------------------------
   owned subsidiary ABIOMED Cardiovascular, Inc., sells its BVS product line through a direct sales and support staff in the U.S. and through a network of distributors in selected countries outside the U.S.

   In the United States, the Company has established its own direct sales force covering the entire United States. As of June 1, 1996, the Company's sales, clinical support and marketing staff for the BVS included twenty full-time employees, with eight employees engaged full-time in direct sales. The direct sales effort is augmented, particularly with respect to reorders of blood pumps, by a seven member clinical services group that is directly responsible for BVS customer training and product usage support.

   In addition, the Company has established a distribution network for the BVS in parts of Europe and certain other foreign countries. This distribution network consists of local distributors that have experience in the marketing, distribution and servicing of other cardiovascular devices. Employees of these distributors have undergone product and technical training relating to the BVS. Although the majority of international sales are denominated in U.S. dollar, certain foreign sales may be subject to risk from currency fluctuations, import or export controls and other risks associated with foreign sales.


   Risk Assessment of Periodontal Disease
   --------------------------------------

   The Company's dental subsidiary, ABIODENT, is involved in the early detection and assessment of risk of periodontal disease and other sources of halitosis. Periodontal disease is an infection caused by the presence of bacteria or other microorganisms in the pockets of the gums which result in inflammation of the gums and, in its most advanced form, the decay of gum tissue, bone deterioration and the loss of teeth. According to published reports, over three quarters of all adults have periodontal disease, with approximately one third of adults 65 years and older having advanced cases of the disease. Less serious, periodontal disease is a cause of halitosis (a.k.a. bad breath). This condition has cosmetic and health implications to many dental patients and the Company believes that dentists will increasingly recognize the need to provide this service to patients on a routine basis.

   The conventional technique of diagnosing periodontal disease is the use of a dentist's standard probe to observe signs of the disease such as periodontal pocket depth and bleeding. However, this technique is relatively subjective and retrospective, and dentists often are unable to detect periodontal disease early enough to implement measures to prevent gum disease or tooth loss. Accordingly, the Company believes that there is a significant market for a device capable of objective risk assessments of the early stages of periodontal disease during routine dental examinations and capable of educating patients about their periodontal health.

   Periodontal Screening System
   ----------------------------

     PerioTemp(R) Periodontal Screening System. The PerioTemp periodontal
     -----------------------------------------
   screening system (the "PerioTemp") is a tool for use by dentists, periodontists and other dental specialists to instantly detect sites of gum inflammation. It also allows the clinician to simultaneously record gum pocket depth information and bleeding points. The PerioTemp, developed and manufactured by the Company, is promoted in one context for use in conjunction with a Halimeter (a device which measures sulfur concentrations in the mouth which are indicative of halitosis), to provide differential evaluation of the sources of halitosis. The Halimeter is currently purchased from its manufacturer and distributed by the Company.

   The PerioTemp has been cleared by the FDA for marketing under Section 510(k) of the Federal Food, Drug and Cosmetic Act. Gum temperature has been shown, as documented by published sources, to be a good indicator of the presence of inflammation, a precursor of periodontal disease. The PerioTemp measures small temperature differences around each tooth.

   The PerioTemp patented technology, developed in part through funding from the National Institute of Dental Research, consists of a book-sized console, containing a microprocessor that is connected to a probe, shaped much like a dentist's probe, with a heat-sensing tip. The device is used in a manner which is consistent with traditional probing but includes an instantaneous display and record of temperature deviations from normal inside the pockets between teeth and the surrounding gum. The Company believes that the instantaneous evaluation is important to both the dental specialist and the patient.

     Marketing and Sales - Periodontal Screening.   The Company, through its
     -------------------------------------------
   wholly owned subsidiary ABIODENT, markets the PerioTemp and Halimeter for use in connection with complementary products of others used in preventive and cosmetic dental programs. In the past two years, through an effort that remains modest, the Company found peer-to-peer selling to be an effective means of selling the products. Dentists who use the products share their experience with their peers through independent seminars. The referral source helps the Company sell the device. These seminars emphasize different aspects of the products including their utility in early screening of breath problems and the implication of periodontal disease. The Company's efforts also aim at illustrating to dentists the economic benefits to the practice and the health benefits to the patients of purchasing the product, emphasizing that it helps them identify more patients for earlier treatment. As of June 1, 1996, ABIODENT had two full-time sales representatives.


   Other Product Development and Research Activities
   --------------------------------------------------

   In addition to engineering personnel at ABIOMED Cardiovascular and ABIODENT who support existing product lines, the Company, through its wholly-owned subsidiary ABIOMED R&D, Inc., maintains a research and development group (the "R&D group") to develop new medical devices to address medical needs that the Company believes are not otherwise being adequately addressed. The R&D group conducts its research using core technology expertise in areas such as electro-mechanical systems, cardiac physiology and experimental surgery, blood-material interactions, fluid mechanics and hemodynamics, electronics (hardware and software), plastics processing, lasers and optical physics. The R&D group's primary emphasis is on cardiac assist. It has followed a general policy of funding new projects with contracts or grants from third parties such as NIH. Once a project reaches a development stage, the Company considers internal funding or seeks external business partners for further development and commercialization of the product. In addition to the products under development as discussed above, the following is a brief description of certain other products currently under development by this group. There can be no assurances that the Company will be successful in completing the development of these products.

   The R&D group has developed a prototype Laser Welder for small diameter
                                           ------------
   vascular and tissue repair. This laser welder was developed under a grant from the NHLBI. The device is designed to substantially reduce the time required for rejoining small vessels. The prototype is currently being evaluated in an in-vivo model to determine both its short term weld strength and the long term patency of the vessel repairs. The Company is working with certain U.S. and European hospitals in evaluating the potential application of this product to several markets. The Company believes that this technology, and certain remote suturing technology under development by the Company, may be particularly useful in the emerging field of minimally invasive surgery.

   The R&D group has developed a Magnetically Suspended Centrifugal Pump.  The
                                 ---------------------------------------
   pump, developed under grant from the NHLBI, eliminates mechanical drive-support components, such as rotor bearings and seals, and thereby reduces the risk of thrombus (a form of blood clot) formation and embolization (migration of the thrombus). This device has been evaluated in laboratory studies and the Company is assessing the potential application of this product to several markets.

   The R&D group has received a grant from NIH for the development of a

   Pediatric Cardiac Assist Pump. The Pediatric Pump is an extension of the
   -----------------------------
   Company's BVS technology intended to provide infant hearts with temporary mechanical assistance after surgery. The Pediatric Pump is in laboratory development and scheduled for pre-clinical studies in fiscal 1997. The Company's development activities for this product are in response to requests from BVS users who have identified the need to temporarily support the hearts of small children and infants.

   The R&D group is developing an optical Platelet Counter for rapid counting of
                                          ----------------
   blood platelets under a grant from the NHLBI. Abnormal cellular parameters can reflect many clinical disorders. Based on laboratory results, the Company believes that its platelet counter technology has the potential to exhibit a faster response and be easier and less expensive to use than traditional hospital laboratory methods. The Company is evaluating the commercial potential of this product.

   The primary research and development focus of the Company is on its two implantable products: the TAH and the Heart Booster. However, the Company intends to continue research of associated products especially in the area of minimally-invasive surgery. The Company plans to seek strategic partners, when it deems appropriate, to accelerate the further development and/or market introduction of promising products.


   Manufacturing
   -------------

   The Company manufactures the BVS console, BVS blood pumps and related accessories. The manufacture of the BVS consoles consists primarily of assembly, testing and quality control. The Company purchases the majority of the parts and peripheral components used in the BVS consoles. Many of the parts are off-the-shelf items available from more than one supply source. The Company manufactures certain blood contacting components for the BVS, including valves and bladders, from its proprietary blood-contacting polymers. From time to time, the Company has been advised by certain of its vendors that the vendor is planning to terminate sales to customers that manufacture life-supporting medical devices, such as the Company's cardiovascular products, in an effort to reduce potential product liability exposure. While the Company believes that alternative sources of raw materials and components are available, and that the vendors typically provide sufficient lead time for the Company to find alternative sources of supply, any supply interruption could have a material adverse effect on the Company's ability to manufacture its cardiovascular products.

   The Company has a pilot production facility for the PerioTemp console and a semi-automated disposable tip production facility which can be expanded to produce larger quantities. Console production consists primarily of assembly, testing and quality control. Parts for the console and materials for the disposable tip are readily available from several supply sources. The Company purchases the Halimeter from a single third party vendor.

   Research and Development
   ------------------------

   During fiscal years ended March 31, 1994, 1995 and 1996, the Company expended $2,430,000, $2,465,000 and $3,218,000, respectively, on product research and development. Of these amounts, $1,516,000 and $1,718,000 and $2,457,000 respectively, was expended on externally funded research and product development, and $914,000, $747,000 and $761,000 respectively, was invested in Company-sponsored product development. The internal investment in research and development was used to fund functional and manufacturing enhancements to the Company's BVS, SupraCor and PerioTemp, clinical trials relating to the SupraCor product and support of the FDA regulatory processes for these products. Virtually all of the externally funded research and development was derived from contracts and grants with various government agencies. As of March 31, 1996, the Company was working on various contracts and grants with an aggregate remaining value, exclusive of second phase of the TAH contract, of approximately $5.5 million. The Company has submitted proposals for funding on several projects, including the second phase of the TAH contract. All such government contracts contain provisions making them terminable at the convenience of the government. The Company retains for itself the rights, royalty-free and clear, to manufacture and market the products developed under these government contracts and grants.

   Although the NIH budget has been increasing in recent years, there can be no guarantee that this budget will not be reduced.


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

   Although the BVS is the only FDA approved device or system for treatment of post-cardiotomy shock, the BVS directly and indirectly competes with a number of devices, including centrifugal and other continuous flow pumps and some implantable systems designed for use as a bridge to transplantation or as permanently implantable devices. Centrifugal pumps ("CPs") have low-cost disposables, but the Company believes that the use of these systems is more labor intensive and less clinically effective than the BVS. CPs usually require constant monitoring by skilled technicians, which significantly adds to the cost of operation. Moreover, the Company believes that centrifugal pumps are not currently approved for post-operative circulatory support by the FDA. The BVS may also compete with systems that were originally designed to be permanent devices but were not FDA approved for permanent use and were adapted for temporary use and with systems approved for temporary "bridge-to-transplantation" support that may be able to help support patients with recoverable hearts that experience post-cardiotomy shock after surgery. The Company believes that such devices are more expensive to use and operate than the BVS, that not all such devices provide support to both sides of an ailing heart, that no such devices are currently approved by the FDA for the treatment of post-cardiotomy shock, and that such devices, if used, were designed or adapted to assist in transplantation rather than for recovery and that available donor hearts needed by such devices may not be available due to limited supply.

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

   LVADs, which have recently begun clinical testing for permanent application and which are being developed by many companies, may compete with both the Company's TAH and Heart Booster. The Company believes that the TAH primarily addresses different patients than LVADs (e.g. LVADs are not effective for most patients with acute myocardial infarctions) but for certain patient segments, LVADs and TAHs may compete. With respect to the Heart Booster, the Company believes that for patients who need quality-of-life support but who are not at imminent risk of death, the Heart Booster may compete with LVADs on the basis of safety and invasiveness. In addition, certain companies with more substantial resources than the Company are targeting these patients with cardiomyoplasty technology. Also, more effective drugs may be developed in the future which, if proven effective, could compete with the Heart Booster. In addition, improvement of currently controversial experimental surgical heart size-reduction techniques may offer hope to certain patients suffering from end-stage chronic heart failure. The Company believes that gene therapy and animal xenografting (transplant of animal organs) are decades away from being clinically introduced, if at all. Should these technologies succeed, they would compete with the Company's products.

   As discussed, there are three teams in the U.S. funded by the NHLBI to develop a total artificial heart. There are other teams in the United States, Europe and Japan performing active artificial heart research and development.

     Periodontal Screening.  The Company believes that the PerioTemp represents
     ---------------------
   the most practical device available today to provide a dentist with an early and immediate indication of inflammation, which is a precursor of periodontal disease, during a routine examination. A number of companies have developed or are expected to develop devices which provide dentists with techniques that are less operator sensitive than the use of the standard dentist's probe to measure gum pocket depth. However, the measurement of gum pocket depth provides information regarding the tissue destruction which has already occurred and is not necessarily an indicator of ongoing periodontal disease activity. The PerioTemp's temperature analysis enhances the evaluation provided with pocket depth measurement by providing an indication of the risk that periodontal problems will develop before pocket depth changes occur. The PerioTemp will also compete with the standard dentist's probe which, although less objective in diagnosing periodontal disease, is less costly than the PerioTemp. Other companies are developing or have developed biological (such as DNA and enzymes) assays for disease detection. These assays currently do not provide instantaneous feedback like the PerioTemp and are less practical and relatively more expensive for use during a routine full mouth evaluation.

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

   The Section 510(k) notification filing must contain information that establishes that the device is substantially equivalent to an existing device that had been in use prior to May 28, 1976. The FDA must either concur with or deny the 510(k) submission, or require further information within 90 days of submission. The Company received FDA marketing clearance under Section 510(k) for the PerioTemp.

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

   In November 1992, the Company received FDA pre-market approval for sale of the BVS for circulatory failure following open-chest surgery. Approval of the BVS represented the first time that the FDA approved a cardiac assist device through the pre-market approval process.

   The Company has had an IDE for the initial SupraCor clinical testing. To expand the scope and centers conducting clinical trials with the SupraCor, the Company or an identified partner of the Company would need to apply for a new IDE from the FDA. At present, the Company has not applied for an IDE for either of the Company's two implantable products under development, the TAH or Heart Booster.

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


   Third Party Reimbursement
   -------------------------

   The Company sells its primary product, the BVS, directly to medical centers or physicians and, therefore, is not directly reliant on third party reimbursement. However, the medical centers and physicians rely on such reimbursement to justify the use of such devices. In the United States, medical centers are generally reimbursed by patients, private-payer insurance companies (including health maintenance organizations) and government administered insurance programs such as Medicare or Medicaid. Medical center and physician reimbursement are based on established insurance rates and on patients' abilities to pay. Private payer rates of reimbursement to medical centers and physicians for use of the BVS vary depending upon the nature of the procedure and the agreements between the private payer and the medical center and physician. Some of these private payers follow guidelines established for government administered insurance programs. Medicare and Medicaid reimbursement is established under guidelines of the Health Care Finance Administration ("HCFA"). Generally, HCFA limits the reimbursement that hospitals receive for treating certain medical conditions by setting maximum fees that can be charged for Medicare patients. Under this system, hospitals are paid a fixed amount for treating each patient with a particular diagnosis. In October 1993, following the FDA pre-market approval of the BVS, HCFA approved reimbursement to physicians and medical centers for the FDA approved application of the BVS. Effective January 1, 1994, HCFA also approved new Common Procedural Terminology Codes (CPT codes) and Relative Value Units (RVU's) used by public and private payers to determine payments for insertion and removal of ventricular assist devices. As a result, physicians are able to receive supplemental reimbursement for their services when they implant and remove the BVS. The Company is seeking approval of a new Diagnosis Related Group (DRG) reassignment for the BVS. Approval of a separate DRG for use of the BVS would likely increase the amount medical centers are reimbursed when the BVS is utilized. As an initial step in the DRG reassignment process, the Company petitioned HCFA to create unique International Classification of Disease (ICD-9) codes to allow HCFA to more easily capture cost information in connection with BVS usage. These codes were effective October 1, 1995. Once sufficient cost data is captured, the Company expects that HCFA will make a decision regarding potential DRG reassignment.

   Although the BVS helps save lives and the Company believes that it is more cost effective per life saved than alternative devices, the Company believes that it is important for future sales of its products that reimbursement schedules be adjusted or established to accommodate new categories of patients requiring greater levels of heart support.

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

   The Company relies upon the law of trade secrets, patent protection and unpatented proprietary know-how to protect its technology. Due to the rapid technological change that characterize the medical and dental device industries, the Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has received patents and will continue to make efforts to obtain patents, when available, in connection with its product development program, although there can be no assurance that any patent obtained will provide substantial protection or be of commercial benefit to the Company, or that its validity will not be challenged. The Company has been issued or allowed United States patents relating to certain of its products, including the BVS, SupraCor and PerioTemp, and has applied for additional patents relating to those and other products in the United States. The Company's SupraCor clinical collaborators have a method patent used in the clinical trials of the SupraCor to help resuscitate cardiac arrest patients who fail to respond to maximum conventional life support techniques. The Company may desire to enter into a licensing agreement for these patent rights and believes that it can negotiate on the basis of terms that are favorable. However, there is no assurance that the Company will do so. The Company is also in exploratory negotiations of certain rights to patents owned by others which it deems important for certain of its products under development that are not believed to be essential to the Company's presence in the cardiac assist market. Some of the Company's issued and filed United States patents are also pending in certain other countries.


   Research and Development Partnership
   ------------------------------------

   During fiscal 1996, the Company, at a cost of $770,000 increased it ownership in Abiomed Limited Partnership (the "Partnership") from 10.9% to 61.7%. The remaining 38.3% of the Partnership is owned by third-party investor limited partners to which the Company owes a royalty through August 3, 2000 on certain BVS and SupraCor product sales (see Note 7 to the accompanying Consolidated Financial Statements).

Employees
- ---------

As of June 1, 1996, the Company had 83 full-time employees. None of the Company's employees is represented by a union. The Company considers its employee relations to be good.

Executive Officers of the Registrant
- ------------------------------------

     The executive officers of the Company are as follows:


               NAME               AGE  TITLE
               ----               ---  -----
     David M. Lederman..........   52  Chairman of the Board of Directors,
                                       President and Chief Executive Officer
     Robert T.V. Kung...........   52  Senior Vice President-Research and
                                       Development, Assistant Secretary
     Bruce J. Shook.............   37  Vice President Cardiovascular Operations,
     John F. Thero..............   35  Vice President-Finance and Administration,
                                       Chief Financial Officer, Treasurer and
                                       Assistant Secretary



Dr. Lederman founded the Company in 1981, has served as Chairman of the Board and Chief Executive Officer since that time, and as President for the majority of that time to date. Prior to founding ABIOMED, he was Chairman of the Medical Research group at the Everett Subsidiary of Avco Corporation. He originated the design and development of ABIOMED's artificial heart blood pumps and their valves; has authored over 40 medical publications, is a member of numerous medical and scientific professional organizations and has been a frequent speaker in forums on cardiac support systems and on the financing and commercialization of advanced medical technology. Dr. Lederman received a Ph.D. degree in Aerospace Engineering from Cornell University.

Dr. Kung has served as Vice President of Research and Development of the Company since 1987. From 1982 to 1987, he served as Chief Scientist of the Company. Since 1993, Dr. Kung has served as the Divisional President of the ABIOMED R&D, Inc. Subsidiary and since 1995 as Senior Vice President of the Company. Prior to joining ABIOMED, he was a Principal Research Scientist at Schafer Associates and at the Avco Everett Research Laboratory. He developed non-linear optical techniques for laser applications and investigated physical and chemical phenomena in re-entry physics. Dr. Kung has been Principal Investigator for the Company's TAH and Heart Booster programs and has conceived of and directed the development of the Company's laser-based minimally invasive technologies, as well as the PerioTemp. Dr. Kung received a Ph.D. degree in Physical Chemistry from Cornell University.

   Mr. Shook became Vice President of Clinical Affairs for the Company in 1991 and Vice President in September 1993 when he was given management responsibility for the Company's cardiovascular subsidiary, as its Divisional President. He has served with the Company in several marketing, clinical and regulatory functions since 1987. Prior to joining the Company, Mr. Shook served in various capacities with Cordis Corporation from 1984 to 1987, including Research Engineer and Senior Clinical Engineer. Mr. Shook received a Masters Degree in Engineering from Columbia University.

   Mr. Thero joined the Company in 1994 as Vice President, Finance and Administration and Chief Financial Officer. Prior to joining ABIOMED, during the period 1992 to 1995, Mr. Thero was Chief Financial Officer and acting President for the restructuring of two venture-backed companies. From 1987 to 1992, Mr. Thero was employed, in various capacities including Chief Financial Officer, by Aries Technology, Inc. From 1983 to 1987, Mr. Thero was employed by the commercial audit division of Arthur Andersen & Co. during which time he became a Certified Public Accountant (CPA). Mr. Thero received a B.A. in Economics/Accounting from The College of the Holy Cross.


   ITEM 2. PROPERTIES
   ------  ----------

   The Company leases its headquarters and research and development and production facilities in three separate buildings in an industrial office park covering approximately 37,000 square feet. The addresses of these leased spaces are 33 Cherry Hill Drive and 24 Cherry Hill Drive in Danvers, Massachusetts and 66 Cherry Hill Drive in Beverly, Massachusetts. All facilities are located approximately 22 miles north of Boston. The leases at the primary facility, representing 23,000 square feet, expire in April, 2000. All leases have options to extend at market rates.

   The Company's facilities include fabrication areas for medical and dental device manufacturing, and development facilities for laboratory and durability testing of plastics and electronics.


   ITEM 3. LEGAL PROCEEDINGS
   ------  -----------------

   As of March 31, 1996, the Company was not a party to any material pending legal proceedings.


   ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS
   ------  ---------------------------------------------------

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1996.

                                    PART II
                                    -------

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
   ------  ---------------------------------------------------------------------

   Market Price
   ------------

   The Company's Common Stock, $.01 par value, is traded on the Nasdaq National Market under the symbol "ABMD". No public trading market exists for the Company's Class A Common Stock, $.01 par value. The following table sets forth the range of high and low sales prices on the Nasdaq National Market for the Company's two most recent fiscal years:


                               Common Stock Price


   Fiscal Year Ended March 31, 1996          HIGH        LOW
   --------------------------------          ----        ---

   Fourth Quarter (Jan 1, 1996 - March 31,   15-1/4      11-1/2
    1996)
   Third Quarter (Oct. 1, 1995 - Dec. 31,    16           8-3/4
    1995)
   Second Quarter (July 1, 1995 - Sept.      13-1/4       6-7/8
    30, 1995)
   First Quarter (April 1, 1995 - June 30,    9           6
    1995)


   Fiscal Year Ended March 31, 1995           HIGH          LOW
   --------------------------------           ----          ---

   Fourth Quarter (Jan 1, 1995 - March 31,    9-1/2         4-7/8
    1995)
   Third Quarter (Oct. 1, 1994 - Dec. 31,     7-1/2         4
    1994)
   Second Quarter (July 1, 1994 - Sept.       8             6
    30, 1994)
   First Quarter (April 1, 1994 - June 30,    8-1/4         5-3/4
    1994)


   Number of Stockholders
   ----------------------

   As of March 31, 1996, there were approximately 362 holders of record of the Company's Common Stock, including beneficial holders at depositories, banks and brokers listed in the single street name of the depository, bank or broker, and there was one holder of record of the Company's Class A Common Stock.




6/18/96                               24

   Dividends
   ---------

   The Company has never paid any cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. The current policy of the Company's Board of Directors is to retain any future earnings for use in the business of the Company.




6/18/96                               25

   ITEM 6. SELECTED FINANCIAL DATA
   ------  -----------------------

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)


Statements of Operations                                   Years Ended March 31,
- ------------------------                                   ---------------------
                                            1992         1993      1994      1995      1996
                                            ----         ----      ----      ----      ----
Revenues:
   Product revenues                      $ 1,198      $ 1,709   $ 4,648   $ 6,893   $ 9,725
   Contracts                               1,513        1,737     2,027     2,338     3,118
                                         -------      -------   -------   -------   -------
                                           2,711        3,445     6,675     9,230    12,843
Costs and expenses:
   Cost of products                        2,603        2,043     2,211     3,289     3,921
   Cost of contract research and
    development                            1,114        1,283     1,517     1,718     2,457
   Internal research and development       1,680          814       914       747       761
   Selling, marketing, general and
    administrative                         3,616        3,803     4,553     4,278     5,741
                                         -------      -------   -------   -------   -------
                                           9,013        7,942     9,195    10,032    12,880
Income (loss) before interest and
 provision for income taxes               (6,302)      (4,497)   (2,519)    ( 801)      (37)

   Interest and other income               1,217          603       537       449       528
   Provision for income taxes                ---          ---       ---       ---       ---
                                         -------      -------   -------   -------   -------
Net income(loss)                         $(5,085)     $(3,893)  $(1,983)  $ ( 352)  $   491
                                         =======      =======   =======   =======   =======
Net income(loss) per share               $ (0.79)     $ (0.60)  $ (0.31)  $ (0.05)  $  0.07
                                         =======      =======   =======   =======   =======
Weighted average number of common and
common equivalent shares outstanding       6,397        6,441     6,461     6,512     6,995



Balance Sheet Data:                                   March 31,
- -------------------                                   ---------
                                1992         1993      1994      1995      1996
                                ----         ----      ----      ----      ----
Working capital              $18,801      $10,727   $ 6,043     6,304   $12,735
Long-term investments            ---        4,307     7,219     6,533       ---
Total assets                  21,257       17,504    15,426    14,730    16,209
Long-term debt                 3,805        3,820     3,773       ---       ---
Stockholders' equity (1)      16,281       12,460    10,589    13,305    13,945


   (1) No dividends on Common Stock were declared or paid during any of the periods presented.




6/18/96                               26

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
     OF OPERATIONS
     -------------

Summary
- -------

Historically, ABIOMED has emphasized long-term product research and development, and Company revenues and expenses have primarily been attributable to this research and development. This emphasis continued in fiscal 1996 and 1995, with a variety of products being developed internally and under government contracts. However, since fiscal 1994, the first full year marketing the BVS in the U.S., increasing sales of the BVS have made product revenues the largest contributor to the Company's operating results. At the end of fiscal 1996, the BVS console and blood pumps had been sold to over 170 medical centers in the U.S., with U.S. sales of the number of disposable blood pumps increasing by more than 47% as compared to sales of disposable blood pump units for fiscal 1995.

The BVS was approved by the Food and Drug Administration (FDA) for sale in November 1992. During calendar 1993 the Company began building its domestic direct sales and marketing organization and began its transition into a more complete commercial entity. Since that time, the Company has built a domestic sales, support and marketing team for the BVS consisting of 20 people, including a post-sales clinical support team consisting of seven members compared to only two during most of fiscal 1995. The Company believes that this sales team and the effectiveness of the BVS in saving lives are the primary reasons for increases in product revenues in each of its first three full years domestically selling the BVS.

Increases in product revenues from the Company's dental subsidiary also helped to improve the Company's consolidated revenue performance during both fiscal 1996 and 1995.

Consolidated total revenues, excluding interest income, for fiscal 1996 rose to a record $12,843,000 as compared to $9,230,000 in fiscal 1995 and $6,675,000 in fiscal 1994, representing increases of 39% and 38% for fiscal 1996 and 1995, respectively. Net income for the year ended March 31, 1996 was approximately $491,000 or $0.07 per share compared to a net loss of approximately $352,000 or $0.05 per share for the year ended March 31, 1995 and net loss of $1,983,000 or $0.31 per share for the year ended March 31, 1994. Net income for the last six months of fiscal 1996 totaled approximately $359,000 or $0.05 per share, and consisted of net income of approximately $170,000 and $189,000 for the fiscal quarters ended March 31, 1996 and December 31, 1995, respectively. Each of the four quarters of fiscal 1996 were profitable, with net income of approximately $48,000 and $84,000 for the fiscal quarters ended September 30, 1995 and June 30, 1995, respectively.

Product Revenues
- ----------------

Product revenues increased to $9,725,000 in fiscal 1996 from $6,893,000 in fiscal 1995, and $4,648,000 in fiscal 1994 (Table 1). The 41% and 48% increases in fiscal 1996 and 1995 product revenues was primarily attributable to growing U.S. unit sales of the BVS.

                        Table 1:  Total Product Revenues
                                  (thousands)

- ------------------------------------------
                    FY1994  FY1995  FY1996
- ------------------------------------------
Product Revenues    $4,648  $6,893  $9,725
- ------------------------------------------


During fiscal 1996 and 1995, unit sales of BVS products, particularly blood pumps and related accessories, increased over the prior year. Average selling prices for the BVS console and blood pump also increased during fiscal 1996. In fiscal 1996 and 1995, sales were balanced between sales to new customers and reorders from existing customers, with reorders of the disposable products to the installed customer base growing faster than sales of systems to new customers. In fiscal 1994, the majority of product revenues were derived from sales of systems to new customers.

The majority of the Company's product revenues in the three fiscal years since FDA approval of the BVS have been to U.S. customers. International sales represented 9%, 13% and 17% of total product revenues in fiscal 1996, 1995 and 1994, respectively.

The increases in product revenues also reflect increases in sales by the Company's dental subsidiary in each of the last three fiscal years with increases resulting primarily from increased Halimeter and PerioTemp unit sales in both fiscal 1996 and 1995 combined with increases in average selling prices for both products in fiscal 1996. Revenue from dental products continue to represent less than ten percent of total revenues.


Contract Revenues
- -----------------

The Company's research and development subsidiary completed fiscal 1996 with approximately $3,118,000 in contract revenues, compared with contract revenues of $2,338,000 in fiscal 1995 and $2,027,000 in fiscal 1994, representing increases of 33% and 15% for fiscal 1996 and 1995, respectively (Table 2). These revenues are based upon cost reimbursement and, therefore, reflect the level of the Company's research and development activity in each year.

The majority of the Company's contract revenues, approximately 67% in fiscal 1996, was earned in connection with research for the Company's Total Artificial Heart (TAH) under the first phase of a contract awarded in September 1993 and expiring in September 1996, by the National Heart, Lung and Blood Institute (NHLBI). As of March 31, 1996, approximately $610,000 in funding remained available to the Company under this first phase of the TAH contract. The NHLBI has indicated that it has approximately $17 million to be awarded in October 1996 for continued phase two development of a total artificial heart. The NHLBI has indicated that only two of the three scientific teams presently receiving TAH research funding from the NHLBI will qualify for funding for the second phase. The second phase is anticipated to be a four year contract. ABIOMED has asked for $8.6 million to be awarded for its continued TAH research and development. There can be no assurance that ABIOMED will receive its requested amount or any amount from the NHLBI for this continued TAH research and development.

During October 1995, the Company was awarded a contract for $4.3 million over five years from the NHLBI for the initial research and development of its implantable Heart Booster.

At March 31, 1996, the Company was working on a number of contracts and grants representing a total backlog, excluding the second phase of the TAH contract, of approximately $5.5 million. The Company has submitted proposals for funding on several additional projects including the request for second phase funding of the TAH. All such government contracts contain provisions making them terminable at the convenience of the government. The Company retains for itself the rights, royalty-free and clear, to manufacture and market the products developed under these government contracts and grants.

Although the NIH (of which the NHLBI is a part) budget has been increasing in recent years, there can be no guarantee that this budget will not be reduced.


                    Table 2:  Total R&D Contract Revenue
                              (thousands)

- -------------------------------------------
                     FY1994  FY1995  FY1996
- -------------------------------------------
Contract Revenues    $2,027  $2,338  $3,118
- -------------------------------------------


Costs and Expenses
- ------------------

Costs and expenses for fiscal 1996 totaled approximately $12,880,000 compared to $10,032,000 and $9,195,000 in fiscal 1995 and 1994, respectively, representing increases of 28% and 9% for fiscal 1996 and 1995, respectively. These increases in fiscal 1996 and 1995 primarily reflect increased costs related to product sales and increased activity related to research and development grants and contracts. Table 3 sets forth the costs and expenses for the last three fiscal years.


                          Table 3:  Costs and Expenses
                                    (thousands)


- ------------------------------------------------------------
                                      FY1994  FY1995  FY1996
- ------------------------------------------------------------
Cost of Product
 Revenues                             $2,211  $3,289  $3,921

Cost of Contract R&D                  $1,517  $1,718  $2,457
Internal R&D                          $  913  $  747  $  761
                                      ------  ------  ------
    Total R&D                         $2,430  $2,465  $3,218

Selling, General &
  Administrative                      $4,553  $4,278  $5,741

- ------------------------------------------------------------


Cost of product revenues represented approximately 40%, 48% and 47% of product revenues for fiscal 1996, 1995 and 1994, respectively. The increase in sales margins in fiscal 1996 as compared to fiscal 1995 is primarily attributable to increased sales volumes of disposable blood pump units to an expanded installed customer base, increased average selling prices across all product lines and increased manufacturing efficiencies.

Decreased units costs for both the BVS console and the BVS blood pumps resulted from decreases in direct manufacturing costs and more effective absorption of overhead expenses with higher manufacturing volume. The Company believes that increased manufacturing volumes and productivity gains will continue to reduce BVS product costs.

Costs of research and development increased to approximately $3,218,000 in fiscal 1996 compared to $2,465,000 and $2,430,000 fiscal 1995 and 1994, respectively. These increases reflect increased activity under research contracts and grants which are billed on a cost-plus-fixed-fee basis. Costs of internal research and development primarily relate to continued engineering support and improvement of existing products, to continued development of internally developed products such as SupraCor and for regulatory support for all products.

Selling, general and administrative expenses (S,G&A) increased to approximately $5,741,000 in fiscal 1996 from $4,278,000 in fiscal 1995, an increase of 34%.
This increase primarily reflects increased costs associated with higher sales revenues, including the addition of U.S. based clinical post-sales support personnel. For fiscal 1995, S,G, and A expenses decreased as compared to fiscal 1994 primarily due to decreased net costs derived in connection with Abiomed Limited Partnership prior to the Company's settlement of its Net Minimum Royalty Obligation with the Partnership on March 29, 1995. The decrease in S, G and A costs also reflects the effect of $106,000 of non-recurring costs incurred in fiscal 1994.

Interest and Other Revenues and Expenses
- ----------------------------------------

Interest income, net of interest and other expenses, totaled approximately $528,000, $449,000, and $537,000, for fiscal 1996, 1995 and 1994, respectively.
The increase in interest income in fiscal 1996 as compared to fiscal 1995 was primarily attributable to increased investment balances for the majority of fiscal 1996. The decrease in interest income in fiscal 1995 compared to fiscal 1994 primarily reflects lower average investment balances for the majority of fiscal 1995.

Liquidity and Capital Resources
- -------------------------------

As of March 31, 1996, the Company's balance sheet included approximately $10,647,000 in cash and marketable securities, a decrease of $378,000 over the Company's $11,025,000 balance of cash and marketable securities at March 31, 1995. This decrease reflects $770,000 in cash used to purchase limited partner units from third party limited partner investors in Abiomed Limited Partnership and investment in equipment of $323,000, partially offset by approximately $567,000 in cash generated from operations and other activities. The March 31,1996 cash and marketable securities balance includes approximately $2,938,000 in cash, $7,709,000 in short-term investments with various maturities, the latest of which is August 15, 1996. Working capital increased from approximately $6,304,000 at March 31, 1995 to approximately $12,735,000 at March 31, 1996 primarily due to shorter term maturities of investments and operating activities.

Net cash provided by operating activities included net income of approximately $491,000, depreciation and amortization expenses of approximately $350,000, an increase in accounts payable of $580,000 and an increase in accrued expenses of approximately $260,000. These sources of cash were partially offset by an increase in accounts receivable of approximately $831,000, an increase in inventories of approximately $244,000 and an increase in prepaid expenses and other current assets of approximately $38,000. The increase in accounts receivable is attributable to increased revenues and longer collection periods for certain accounts. The increase in accounts payable was primarily attributable to increased purchases and timing of purchases of direct materials and capital equipment for manufacturing and research and development activities.

Net cash provided by investing activities included approximately $2,701,000 of net maturities of investments offset by $770,000 used to purchase limited partner units of the Partnership and approximately $323,000 of purchases and improvements of property and equipment.

As of March 31, 1996, the Company had no borrowings or other debt. The Company has a $3,000,000 line of credit from a bank which expires in December 1996. There were no borrowings against this line of credit during fiscal 1996. The line of credit, if used, bears interest at the bank's prime rate.

Although the Company does not currently have significant capital commitments other than as described above, the Company believes that it will continue to make significant investments over the next several years to support the development and commercialization of its products. In particular, the Company intends to accelerate development and testing of its total artificial heart. The Company will need additional funding for this development, a portion of which may be provided if its proposal to obtain Phase II funding for TAH development from the NHLBI is successful. A response from NHLBI is due in October 1996. The Company believes that its revenues and its existing resources are sufficient to meet its needs for the current fiscal year.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------   -------------------------------------------

The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------     ---------------------------------------------------------------
     FINANCIAL DISCLOSURE
     --------------------

There were no disagreements on accounting principles or practices or financial statement disclosure between the Company and its accountants during the fiscal year ended March 31, 1996.

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


                                    PART IV
                                    -------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- -------     ----------------------------------------------------------------

(A) (1)  FINANCIAL STATEMENTS
         --------------------

 1.  Report of Arthur Andersen LLP dated May 9, 1996.  (See page F-1 hereof.)

 2. Consolidated Balance Sheets as of March 31, 1995 and 1996 (See page F-2 hereof.)

 3. Consolidated Statements of Operations for the years ended March 31, 1994, 1995, and 1996. (See page F-3 hereof.)

 4. Consolidated Statements of Stockholders' Investment for the years ended March 31, 1994, 1995 and 1996. (See page F-4 hereof.)

 5. Consolidated Statements of Cash Flows for the years ended March 31, 1994, 1995, and 1996. (See page F-5 hereof.)

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

(A) (3) EXHIBITS
        --------

     (3) Articles of Incorporation and By-Laws.

         (a) Certificate of Incorporation - filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995 (the "September 1995 10-Q").*

         (b) Restated By-Laws - filed as Exhibit 3.2 to the September 1995 10-Q*

     (4) Instruments defining the rights of Security Holders, including Indentures.

         (a) Specimen Certificate of Common Stock - filed as Exhibit 4.01 to the Company's Registration Statement on Form S-1 (Registration No. 33-14861) (the "1987 Registration Statement")*

     (10) Material Contracts.

         (a) Option to Purchase Developed Technology between the Company and the Partnership - filed as Exhibit 10.06 to the 1987 Registration Statement.*

         (b) Bill of Sale and Technology Transfer and Intellectual Property Agreement between the Company and the Partnership - filed as
             Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.*

         (c) Facility Leases dated September 30, 1993 for the premises at 33
             Cherry Hill Drive - filed as Exhibit 10(e) to the Company's Annual
                                          -------
             Report on Form 10-K for the fiscal year ended March 31, 1994 (the
             "1994 Form 10-K").*

         (d) Form of Indemnification Agreement for Directors and Officers - filed as Exhibit 10.13 to the 1987 Registration Statement.*

         (e) Abiomed Limited Partnership Amended and Restated Certificate and Agreement of Limited Partnership (without schedule of Partners) - filed as Exhibit 10.15 to the 1987 Registration Statement.*

         (f) 1992 Combination Stock Option Plan - filed as Exhibit 10.2 to the September 1995 10-Q.**

         (g) 1988 Employee Stock Purchase Plan - filed as Exhibit 10(p) to the
                                                          -------
             Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.**

         (h) 1989 Non-Qualified Stock Option Plan for Non-Employee Directors--- filed as Exhibit 10.1 to the September 1995 10-Q.**

         (i) Federal (NHLBI) Contract for Phased Readiness Testing of an Implantable Total Artificial Heart (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1993).*

         (j) Facility Lease dated September 30, 1993 as amended on November 19, 1993 for the premises at 24B Cherry Hill Drive - filed as Exhibit
                                                                       -------
             10(p) to the 1994 Form 10-K. *



     (11) Computation of Per Share Earnings - see Note 1(f), Notes to Consolidated Financial Statements.

     (21) Subsidiaries of the Registrant - filed as Exhibit 22 to the 1994 Form 10-K.*

     (23) Consent of Arthur Andersen LLP.

     (27)  Financial Data Schedule.


(B)  REPORTS ON FORM 8-K
     -------------------

     The Company did not file any current reports on Form 8-K during the quarter ended March 31, 1996.


- ------------
* In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**   Compensatory plan or arrangement.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ABIOMED, Inc.

Dated:June 19, 1996      By:       /s/ David M. Lederman
                             ----------------------------
                              David M. Lederman, Chairman
                              of the Board, President
                              Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


        SIGNATURE                   TITLE               DATE
        ---------                   -----               ----

    /s/ David M. Lederman    Chairman of the Board,  June 19, 1996
- ---------------------------
  David M. Lederman          Chief Executive Officer
                             President and Director

    /s/ John F. Thero        Vice President Finance  June 19, 1996
- ---------------------------
  John F. Thero              and Administration
                             Chief Financial Officer
                             Principal Accounting Officer

    /s/ W. Gerald Austen     Director                June 19, 1996
- ---------------------------
  W. Gerald Austen

                             Director                June 19, 1996
- ---------------------------
  Paul Fireman

                             Director                June 19, 1996
- ---------------------------
  John F. O'Brien

/s/ Desmond O'Connell        Director                June 17, 1996
- ---------------------------
  Desmond O'Connell

    /s/ Henri A. Termeer     Director                June 19, 1996
- ---------------------------
  Henri A. Termeer

                        ABIOMED, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF MARCH 31, 1995 AND 1996
                        TOGETHER WITH AUDITORS' REPORT

                                     INDEX



                                                                   Page

Report of Independent Public Accountants                            F-1


Consolidated Balance Sheets as of March 31, 1995 and 1996           F-2


Consolidated Statements of Operations for the Years
Ended March 31, 1994, 1995 and 1996                                 F-3


Consolidated Statements of Stockholders' Investment
for the Years Ended March 31, 1994, 1995 and 1996                   F-4


Consolidated Statements of Cash Flows for the Years
Ended March 31, 1994, 1995 and 1996                                 F-5


Notes to Consolidated Financial Statements                       F-6-F-15

                    Report of Independent Public Accountants


To ABIOMED, Inc.:

We have audited the accompanying consolidated balance sheets of ABIOMED, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ABIOMED, Inc. and subsidiaries as of March 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.


Boston, Massachusetts
May 9, 1996

                         ABIOMED, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                     ---------March 31,---------
            Assets                                       1995            1996
Current Assets:
  Cash and cash equivalents (Note 1)                 $   614,091     $ 2,938,332
  Short-term marketable securities (Note 1)            3,876,943       7,709,110
  Accounts receivable, net of allowance for doubtful
   accounts of $84,000 and $111,000 at March 31,
   1995 and 1996, respectively                         1,775,734       2,606,289
  Inventories (Note 1)                                 1,409,280       1,653,512
  Prepaid expenses and other current assets               53,830          92,280
                                                     -----------     -----------

       Total current assets                            7,729,878      14,999,523
                                                     -----------     -----------

Investments (Note 1):
  Long-term marketable securities                      6,533,490               -
                                                     -----------     -----------

Property and Equipment, at cost (Note 1):
  Machinery and equipment                              2,189,139       2,378,851
  Furniture and fixtures                                 122,934         156,048
  Leasehold improvements                                 279,181         378,998
                                                     -----------     -----------
                                                       2,591,254       2,913,897

  Less--Accumulated depreciation and amortization      2,124,234       2,331,145
                                                     -----------     -----------
                                                         467,020         582,752
                                                     -----------     -----------

Other Assets, net (Note 7):                                    -         627,154
                                                     -----------     -----------


                                                     $14,730,388     $16,209,429
                                                     ===========     ===========

                                                     ---------March 31,--------
        Liabilities and Stockholders' Investment         1995            1996
Current Liabilities:
  Accounts payable                                   $   198,280    $   777,943
  Accrued expenses (Note 9)                            1,227,379      1,486,981




                                                     -----------    -----------
       Total current liabilities
                                                       1,425,659      2,264,924
                                                     -----------    -----------



Commitments (Notes 5 and 7)

Stockholders' Investment (Notes 2, 6 and 7):
  Class B Preferred Stock, $.01 par value-
    Authorized--1,000,000 shares
    Issued and outstanding--none                               -              -
  Common Stock, $.01 par value-
    Authorized--25,000,000 shares
    Issued and outstanding--4,885,852 shares and
      5,518,054 shares at March 31, 1995 and 1996,
      respectively                                        48,859         55,180
  Class A Common Stock, $.01 par value-
    Authorized--2,346,000 shares
    Issued and outstanding--2,040,000 shares and
      1,428,000 shares at March 31, 1995 and 1996,
      respectively                                        20,400         14,280
   Additional paid-in capital                         36,476,770     36,625,221
   Accumulated deficit                               (23,241,300)   (22,750,176)
                                                     -----------    -----------
  Total stockholders' investment                      13,304,729     13,944,505
                                                     -----------    -----------

                                                     $14,730,388    $16,209,429
                                                     ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, Inc. and Subsidiaries

                     Consolidated Statements of Operations





                                   -----------Years Ended March 31,------------
                                        1994           1995           1996

Revenues (Note 1):
  Products                           $ 4,647,803    $ 6,892,931    $ 9,725,332
  Contracts                            2,027,229      2,337,505      3,118,278
                                     -----------    -----------    -----------

                                       6,675,032      9,230,436     12,843,610
                                     -----------    -----------    -----------

Costs and Expenses:
  Cost of products                     2,211,354      3,288,833      3,921,319
  Research and development (Note 1)    2,430,256      2,464,519      3,218,211
  Selling, general and                 4,552,909      4,278,392      5,740,830
   administrative                    -----------    -----------    -----------

                                       9,194,519     10,031,744     12,880,360
                                     -----------    -----------    -----------

Net Loss  From Operations             (2,519,487)      (801,308)       (36,750)

  Interest and other income              536,959        449,124        527,874
                                     -----------    -----------    -----------

Net Income (loss)                    $(1,982,528)   $  (352,184)   $   491,124
                                     ===========    ===========    ===========

Net Income (loss) per Common              $(0.31)        $(0.05)         $0.07
 Share (Note 1)                      ===========    ===========    ===========

Weighted Average Number of
 Common and Common Equivalent
 Shares Outstanding (Note 1)          6,461,234      6,511,777      6,995,664
                                     ===========    ===========    ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND Subsidiaries

              Consolidated Statements of Stockholders' Investment

                                                            Class A
                                 Common Stock            Common Stock             Additional                              Total
                               Number     $.01         Number     $.01             Paid-in          Accumulated       Stockholders'
                             of Shares  Par Value    of Shares  Par Value          Capital            Deficit          Investment
Balance, March 31, 1993       4,406,629    $44,066   2,040,000     $20,400        $33,301,936       ($20,906,588)      $12,459,814
 Stock options exercised         24,181        242           -           -             97,011                  -            97,253
 Stock issued under employee
  stock purchase plan             1,876         19           -           -             14,295                  -            14,314
 Net loss                             -          -           -           -                  -         (1,982,528)       (1,982,528)
                              ---------    -------   ---------     -------        -----------      -------------       -----------

Balance, March 31, 1994       4,432,686     44,327   2,040,000      20,400         33,413,242        (22,889,116)       10,588,853
 Stock options exercised          1,100         11           -           -              6,314                  -             6,325
 Stock issued under employee
  stock purchase plan               639          7           -           -              3,873                  -             3,880
 Stock issued in exchange for
  amount due to Abiomed
  Limited Partnership           451,427      4,514           -           -          3,053,341                  -         3,057,855
 Net loss                             -          -           -           -                  -           (352,184)         (352,184)
                              ---------    -------   ---------     -------        -----------      -------------       -----------

Balance, March 31, 1995       4,885,852     48,859   2,040,000      20,400         36,476,770        (23,241,300)       13,304,729
 Conversion of Class A
  Common Stock to Common
  Stock                         612,000      6,120    (612,000)     (6,120)                 -                  -                 -

 Stock options exercised         19,425        194           -           -            143,018                  -           143,212
 Stock issued under employee
  stock purchase plan               777          7           -           -              5,433                  -             5,440
 Net income                           -          -           -           -                  -            491,124           491,124
                              ---------    -------   ---------     -------        -----------      -------------       -----------

Balance, March 31, 1996       5,518,054    $55,180   1,428,000     $14,280        $36,625,221      $ (22,750,176)      $13,944,505
                              =========    =======   =========     =======        ===========      =============       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        ABIOMED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    -----------Years Ended March 31,----------
                                         1994           1995          1996

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss)                    $(1,982,528)    $(352,184)    $  491,124
 Adjustments to reconcile net
  income (loss) to net cash
  (used in) provided by operating
  activities-
   Depreciation and amortization          339,439       353,293        349,756
   Noncash transactions related to
    Abiomed Limited Partnership           (35,666)     (251,883)             -
   Changes in assets and liabilities-
    Accounts receivable                  (898,867)      (73,518)      (830,555)
    Inventories                          (711,156)      815,518       (244,232)
    Prepaid expenses and other
     current assets                        37,204        58,530        (38,450)
    Accounts payable                      (76,522)      (65,894)       579,663
    Accrued expenses                      (84,964)      428,244        259,602
                                      -----------     ---------     ----------

        Net cash (used in) provided
         by operating activities       (3,413,060)      912,106        566,908
                                      -----------     ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Purchases) maturities of
  investments, net                      3,287,652      (604,618)     2,701,323
 Purchases of property and
  equipment                              (198,560)     (132,087)      (322,642)
 Purchases of Abiomed Limited
  Partnership units from limited
  partners (Note 7)                             -             -       (770,000)
                                      -----------     ---------     ----------



        Net cash provided by (used in)
         investing activities           3,089,092      (736,705)     1,608,681
                                      -----------     ---------     ----------
Cash Flows from Financing Activities:
 Registration fees and costs in
   connection with exchange of common
   stock for amounts due to
   Abiomed Limited Partnership                  -       (51,573)             -
 Proceeds from exercise of stock
   options and stock purchase plan        111,567        10,205        148,652
 Amounts advanced to Abiomed
   Limited Partnership                     (7,011)            -              -
                                      -----------     ---------     ----------
        Net cash (used in) provided by
         financing activities             104,556       (41,368)       148,652
                                      -----------     ---------     ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS,
 excluding investments                   (219,412)      134,033      2,324,241

CASH AND CASH EQUIVALENTS,
 EXCLUDING INVESTMENTS,
 at beginning of year                     699,470       480,058        614,091
                                      -----------     ---------     ----------

CASH AND CASH EQUIVALENTS,
 EXCLUDING INVESTMENTS, AT
 end of year                          $   480,058     $ 614,091     $2,938,332
                                      ===========     =========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, Inc. and Subsidiaries

                   Notes to consolidated financial statements
                                 March 31, 1996


(1)  Summary of Operations and Significant Accounting Policies

   ABIOMED(R), Inc. (the Company) is engaged primarily in the research, development and commercialization of medical devices, with a primary focus on the development of cardiac support systems. The Company has received FDA approval for certain products. In particular, in November 1992 the Company received FDA approval for its BVS-5000(R) system, a bi-ventricular temporary artificial heart, from which the majority of the Company's present product revenues are derived. The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below.

   (a) Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ABIOMED
       Cardiovascular, Inc., ABIOMED R&D, Inc., ABIODENT, Inc., Abiomed Research and Development, Inc., ABD Holding Company, Inc., and, beginning in fiscal 1996, the accounts of its majority-owned subsidiary Abiomed Limited Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

   (b) Uses of Estimates in the Preparation of Financial Statements

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   (c) Product Revenues

       The Company recognizes revenues on products at the time the products are shipped to the customers. Service revenues, which are not material, are recognized over the period of the contract. In fiscal 1994, 1995 and 1996, 17%, 13% and 9%, respectively, of product revenues were to customers located outside of the United States. No customer accounted for greater than 10% of product revenues during fiscal 1994, 1995 or 1996.

   (d) Contract Accounting

       The Company accounts for contracts by applying the percentage-of-completion method. The percentage of completion under these contracts is determined by relating the actual cost of work performed to date on each contract to the contract's estimated final cost. For contracts

                         ABIOMED, Inc. and Subsidiaries

                   Notes to consolidated financial statements
                                 March 31, 1996
                                  (Continued)

(1) Summary of Operations and Significant Accounting Policies (continued)

   (d) Contract Accounting (continued)

       that extend over one year, revisions in cost and profit estimates during the course of the contract work are reflected in the accounting period during which the facts that require the revision become known.

       In fiscal 1994, 1995 and 1996, all of the Company's research and development contract revenues were generated from contracts and grants with various government agencies. Each of these contracts and grants provide for revenues on a cost-plus-fixed-fee basis. The Company retains the rights to all technological discoveries and products resulting from these efforts. Costs associated with these contracts and grants are recorded in the accompanying consolidated financial statements as part of research and development expenses and totaled approximately $1,516,000, $1,718,000 and $2,457,000 for fiscal 1994, 1995 and 1996, respectively.

   (e) Inventories

       Inventories include raw materials, work-in-process and finished goods, are priced at the lower of cost (first-in, first-out) or market and consist of the following:


                               -------March 31,--------
                                  1995         1996
            Raw materials       $  339,686   $  799,548
            Work-in-process        412,956      428,287
            Finished goods         656,638      425,677
                                ----------   ----------
                                $1,409,280   $1,653,512
                                ==========   ==========

       Finished goods and work-in-process inventories consist of direct material, labor and overhead.

   (f) Depreciation and Amortization

       The Company provides for depreciation and amortization by charges to operations in amounts that allocate the cost of depreciable assets over their estimated useful lives as follows:


                                                        Estimated
     Classification                 Method             Useful Life

Machinery and equipment    Sum-of-the-year's digits/     3- 5 Years
                             straight-line
Furniture and fixtures     Sum-of-the-year's digits/     5-10 Years
                             straight-line
Leasehold improvements     Straight-line              Life of lease

                        ABIOMED, Inc. and Subsidiaries

                   Notes to consolidated financial statements
                                 March 31, 1996
                                  (Continued)

(1)  Summary of Operations and Significant Accounting Policies (continued)

   (g) Net Income (Loss) per Common Share

       Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. No common equivalent shares are considered dilutive in periods, such as the fiscal years ended March 31, 1994 and March 31, 1995, in which a loss is reported because all such common equivalent shares are antidilutive.

   (h) Cash and Cash Equivalents

       The Company classifies any marketable security with an original maturity date of 90 days or less at the time of purchase as a cash equivalent.

   (i) Investments

       The Company classifies any security, including marketable securities, with an original maturity of greater than 90 days as investments and classifies investments with a maturity of greater than one year from the balance sheet date as long-term investments.

       Under Statement of Financial Accounting Standards SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity. The Company has classified all investments at March 31, 1995 and 1996 as held-to-maturity.

       The amortized cost and market value of short-term investments were approximately $3,877,000 and $3,866,000 at March 31, 1995 and $7,709,000
       and $7,545,000 at March 31, 1996, respectively. Gross unrealized losses on short-term investments for the year ended March 31, 1995 and 1996 were approximately $7,000 and $28,000, respectively. At March 31, 1995 the amortized cost and market value of long-term investments were approximately $6,533,000 and $6,248,000, respectively. Gross unrealized losses on long-term investments was approximately $144,000 at March 31, 1995.

   (j) Disclosure about Fair Value of Financial Instruments

       Effective March 31, 1996, the Company adopted SFAS No. 107, Disclosures about Fair Value of Financial Instruments, which requires that the Company disclose estimated fair values of certain of its financial instruments. As of March 31, 1996, the Company's financial instruments were comprised of cash and cash equivalents, accounts receivable, accounts payable and short-term investments. The carrying amounts of these financial instruments, except for short-term investments (see Note 1(i) ) approximate their estimated fair values.

                         ABIOMED, Inc. and Subsidiaries

                   Notes to consolidated financial statements
                                 March 31, 1996
                                  (Continued)

(1)  Summary of Operations and Significant Accounting Policies (continued)

   (k) Recent Accounting Developments

       For fiscal 1997, under SFAS No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, the Company is required to review impairment of long-lived assets and certain intangibles whenever events indicate that the carrying amount of the assets may not be recoverable. The adoption of this statement is not expected to have a material impact on the Company's results of operations.

   (l) Reclassifications

       The accompanying consolidated financial statements as of March 31, 1994 and 1995 contain certain accounts that have been reclassified to conform with the current March 31, 1996 presentation.


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

     Each share of Class A Common Stock has a voting right of 10 votes per share and may be converted at any time into one share of Common Stock at the election of the holder. During fiscal 1996, 612,000 shares of Class A Common Stock were converted to Common Stock. All remaining shares of Class A Common Stock automatically convert into Common Stock upon the occurrence of certain events. In particular, all Class A Common shares automatically convert to Common Stock and thereby lose their preferential voting rights, if any such shares held by the Company's founder are sold.

     The Company has authorized 1,000,000 shares of Class B Preferred Stock, $.01 par value, of which the designation, rights and privileges can be set by the Board of Directors. No shares of Class B Preferred Stock have been issued or are outstanding.

(3)  Line of Credit with a Bank

     The Company has an unsecured demand line of credit under which it can borrow up to $3,000,000 from a bank at the bank's prime rate (8.25% at March 31, 1996). The Company is required to maintain a compensating balance of $100,000 plus 5% of any amounts outstanding under the arrangement. This line expires in December 1996. There were no borrowings under the Company's line of credit at March 31, 1995 and 1996.

                         ABIOMED, Inc. and Subsidiaries

                   Notes to consolidated financial statements
                                 March 31, 1996
                                  (Continued)

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

     At March 31, 1996 the Company had available net operating loss carryforwards of approximately $20,402,000. The Company also had available, at March 31, 1996, approximately $630,000 of tax credits to reduce future federal income taxes, if any. The net operating loss and tax credit carryforwards expire through 2010. These carryforwards are subject to review by the Internal Revenue Service and may be subject to limitation in any given year under certain conditions.

     During 1996, the Company utilized a portion of its net operating loss carryforward to reduce its current year taxable income. The Company has not given recognition to any of these future tax benefits in the accompanying consolidated financial statements due to the uncertainty surrounding the timing of the realization of the tax benefits. The Company has placed a valuation allowance of approximately $10,463,000 as of March 31, 1996 against its otherwise recognizable net deferred tax asset.



     The deferred tax asset as of March 31, 1995 and 1996 consisted of the following:

                                                    1995           1996

           Purchase of technology (Note 7)      $  1,826,000   $  1,573,000
           Net operating loss and tax credit
             carryforwards                         8,900,000      8,792,000
           Other, net                                595,000         98,000
                                                ------------   ------------

                                                  11,321,000     10,463,000

           Less--Valuation allowance             (11,321,000)   (10,463,000)
                                                ------------   ------------

                                                $          -   $          -
                                                ============   ============


(5)  Commitments

     The Company leases its facilities and certain equipment under various operating lease agreements with terms through fiscal 2001. Total rent expense under these leases, included in the accompanying consolidated statements of operations, was approximately $265,000, $262,000 and $233,000 for fiscal 1994, 1995 and 1996, respectively.

                         ABIOMED, Inc. and Subsidiaries

                   Notes to consolidated financial statements
                                 March 31, 1996
                                  (Continued)

(5)  Commitments (continued)


     Future minimum lease payments under these agreements are as follows:



                                        Amount
              Years Ended March 31,
              1997                      $258,000
              1998                       207,000
              1999                       147,000
              2000                        20,000
              2001                         6,000
                                        --------

                                        $638,000
                                        ========

(6)  Stock Option Plans

     All stock options granted by the Company under the below described plans were granted at the fair value of the stock at the date of grant. Outstanding stock options, if not exercised, expire 10 years from the date of grant.

     The 1992 Combination Stock Option Plan (the Combination Plan), approved by the Company's stockholders in September 1992, combined and restated the Company's then outstanding Incentive Stock Option Plan and Nonqualified Plan. The options generally become exercisable ratably over five years. All options granted under the Combination Plan during the three years ended March 31, 1996 were to employees.

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

                         ABIOMED, Inc. and Subsidiaries

                   Notes to consolidated financial statements
                                 March 31, 1996
                                  (Continued)

(6)  Stock Option Plans (continued)


     The following table summarizes stock option activity under these plans:


                                          ------Combination Plan-----  -----Directors' Plan-----
                                           Number of                   Number of
                                            Options    Exercise Price   Options   Exercise Price
Options outstanding, March 31, 1993        411,685      0.55- 13.50     95,000      7.00-  13.88
  Options granted                          213,200      7.25-  8.00          -           -
  Options exercised                        (24,181)     0.55-  5.75          -           -
  Options canceled                        (189,874)     5.75- 13.50          -           -
                                          --------   ----------------  -------   ---------------

Options outstanding, March 31, 1994        410,830      0.55- 13.50     95,000      7.00-  13.88
  Options granted                           17,000     5.625-  6.50          -           -
  Options exercised                         (1,100)     5.75-  5.75          -           -
  Options canceled                         (31,500)     5.75- 13.50          -           -
                                          --------   ----------------  -------   ---------------

Options outstanding, March 31, 1995        395,230      0.55- 13.50     95,000      7.00-  13.88
  Options granted                          219,000      6.25- 11.00     12,500             11.00
  Options exercised                        (16,925)     5.75-  8.50     (2,500)             7.00
  Options canceled                         (19,140)     5.75- 13.50    (15,000)    11.00-  11.13
                                          --------   ----------------  -------   ---------------

Options outstanding, March 31, 1996        578,165     $0.55-$13.50     90,000     $7.00- $13.88


Options exercisable, March 31, 1996        189,979     $0.55-$13.50     57,500     $7.00- $13.88
                                          ========   ================  =======   ===============

Shares available for future issuance,
 March 31, 1996                            387,854                     107,500
                                          ========                     =======



The Company has an Employee Stock Purchase Plan (the Purchase Plan). Under the Purchase Plan, all employees (including officers and directors) of the Company who have completed 18 months of employment are eligible to purchase the Company's Common Stock at an exercise price equal to 85% of the fair market value of the Common Stock. The Company has reserved 100,000 shares of Common Stock for issuance under the Purchase Plan, of which 91,834 shares are available for future issuance as of March 31, 1996. During the years ended March 31, 1995 and 1996, 639 shares and 777 shares, respectively, of Common Stock were sold pursuant to the Purchase Plan. The Company records stock compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

                         ABIOMED, Inc. and Subsidiaries

                   Notes to consolidated financial statements
                                 March 31, 1996
                                  (Continued)

(7)  Abiomed Limited Partnership

     Abiomed Limited Partnership (the Partnership), was established in 1985 to provide initial funding for the Company's product development. At present, the Partnership is inactive except with respect to distribution of royalties from the Company to third-party investor limited partners.

     During fiscal 1996, the Company increased its ownership of the Partnership to approximately 61.7% from 10.9% at which time the Company consolidated the Partnership. The remaining 38.3% of the Partnership is owned by third-party investor limited partners. The minority interest attributed to this third-party ownership was approximately $70,000 as of March 31, 1996 and was included in accounts payable. Commencing April 1, 1995 and ending August 3, 2000, the Company owes a royalty to these third-party investor limited partners equal to approximately 2.1% of certain revenues derived from two of the Company's products, the BVS 5000 and SupraCor(R) (formerly
     ICS). This royalty is subject to certain maximum amounts and to certain additional adjustments in the event that the Company sells the technology. For the year ended March 31, 1996, the amount of this royalty, net of certain reimbursed expenses, was approximately $160,000 and is reflected as part of the cost of product sales in the accompanying consolidated statement of operations.

     Further details with respect to the Partnership are as follows:

     (a) Ownership

         The Partnership consists of 1) one hundred thirty-five limited units, each of which prior to fiscal 1996 was owned by third-party investors, unrelated to the Company; 2) a sole general partner, which is the Company's wholly owned subsidiary, Abiomed Research and Development, Inc.; 3) and a special limited partner, which is the Company's wholly owned subsidiary, ABIOMED Cardiovascular, Inc. (Cardiovascular). In aggregate, the limited partner units combine to hold a 89.1% interest in the Partnership. Since the inception of the Partnership, the Company has held an interest in the Partnership comprised of 1.0% as general partner and 9.9% as special limited partner. During fiscal 1996, the Company purchased seventy-seven of the one hundred thirty-five limited partner units thereby increasing the Company's aggregate ownership in the Partnership from 10.9% to approximately 61.7%. The Company paid $770,000 for these seventy-seven limited partner units which is classified as a long-term other asset in the accompanying consolidated financial statements, net of accumulated amortization. The Company is amortizing this asset on a straight-line basis over five years, the estimated useful life of the technology.

     (b) Use of Initial Partnership Funds for Development

         In connection with the 1985 formation of the Partnership, the Partnership entered into a research and development agreement (the Agreement) with the Company whereby the Company performed certain research and development activities for the Partnership. Under the

                         ABIOMED, Inc. and Subsidiaries

                   Notes to consolidated financial statements
                                 March 31, 1996
                                  (Continued)

(7)  Abiomed Limited Partnership (continued)

     (b) Use of Initial Partnership Funds for Development(continued) terms of the Agreement, the Company loaned to the Partnership $3,080,647 for additional development of the Products through May 24, 1989. Interest on this loan accrued at a bank's prime rate plus 1% through March 29, 1995 when, as discussed below, the full amount of loan principal and interest was settled. For fiscal 1994 and 1995 interest income of $347,000 and $403,000, respectively, has been recorded as an offset against selling, general and administrative expenses. Prior to settlement in March 1995, this note receivable and related accrued interest receivable were netted against the liability owed to the Partnership from the technology purchase option discussed below.

     (c) Exercise of Purchase Options and Satisfaction of Net Minimum Royalty Obligation

         On August 3, 1990, Cardiovascular exercised its options to acquire all of the Partnership's rights, title and interest in the Products and in the technology developed under the Agreement. Under the purchase options, Cardiovascular is obligated through August 3, 2000 to make royalty payments to the Partnership of 5.5% of the revenues from the Products, as defined, subject to limits of $16,006,000 and $33,807,000 in the aggregate for BVS and SupraCor, respectively and subject to minimum royalty payments for the period ended March 31, 1995 of $2,853,390 and $6,413,010 for BVS and SupraCor, respectively (the Minimum Royalty Amounts). This 5.5% royalty and related limits are gross amounts and do not reflect the Company's ownership interest in the Partnership. On a net basis, after reflecting the Company's 61.7% interest in the Partnership, the royalty is approximately 2.1% of these revenues rather than 5.5%.

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

(8)  Employee Deferred Compensation Profit-sharing Plan and Trust

     The Company has an Employee Deferred Compensation Profit-sharing Plan and Trust (the 401(k) Plan) that covers all employees over 20 years of age who have completed at least six months of service with the Company. Contributions by the Company are determined by the Company's Board of Directors and totaled approximately $31,000 and $36,000 for the fiscal years ended March 31, 1994 and 1995 respectively. The accompanying consolidated financial statements include a fiscal 1996 provision of approximately $80,000 for this purpose, the actual contribution of which is pending presentation to and approval by the Company's Board of Directors.

                         ABIOMED, Inc. and Subsidiaries

                   Notes to consolidated financial statements
                                 March 31, 1996
                                  (Continued)
(9)  Accrued Expenses

     Accrued expenses consist of the following:


                               --------March 31,-------
                               1995               1996

Salaries and benefits     $  447,669         $  703,478
Legal and audit               91,670             72,436
Customer advances            281,528             56,067
Sales taxes                   60,178            214,521
Warranty                      30,000             72,662
Other                        316,334            367,817
                          ----------         ----------
                          $1,227,379         $1,486,981
                          ==========         ==========

(10) Supplemental Disclosure of Noncash  Investing and Financing Activity

     The accompanying consolidated financial statements include the following noncash investing and financing activity in the years ended March 31, 1995 and 1996:


                                        ------March 31,------
                                          1995         1996
Due to Abiomed Limited Partnership       $ 3,489,818        -
Investment in Abiomed Limited
 Partnership                                (380,390)       -
Common Stock Issued to Abiomed Limited
   Partnership                            (3,109,428)       -
                                        ------------
