Form 10-Q
period 1996-06-30
ABIOMED INC
filed 1996-07-24
CIK 815094

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

	[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended     JUNE 30, 1996

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

As of June 30, 1996, there were 5,537,266 shares outstanding of the registrant's Common Stock, $.01 par value, and 1,428,000 shares outstanding of the registrant's Class A Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

TABLE OF CONTENTS


Page No.


Part I - Financial Information:





  Item 1. Financial Statements





     Consolidated Balance Sheets


          June 30, 1996 and March 31, 1996
3-4




     Consolidated Statements of Operations


          Three Months Ended June 30, 1996 and


          June 30, 1995
5




     Consolidated Statements of Cash Flows


          Three Months Ended June 30, 1996 and


          June 30, 1995
6




     Notes to Consolidated Financial Statements
7-8




  Item 2. Management's Discussion and Analysis of


             Financial Condition and Results of Operations
9-12




Part II - Other Information
13




     Signatures
13






ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

ASSETS

June 30, 1996

March 31, 1996


(unaudited)

(audited)



Current Assets:




  Cash and cash equivalents (Note 6)
$1,381,852

$2,938,332

  Short-term marketable securities (Note 6)
9,476,961

7,709,110

  Accounts receivable, net
2,411,877

2,606,289

  Inventories (Note 3)
1,682,179

1,653,512

  Prepaid expenses and other current assets
179,357

92,280






          Total  current assets
15,132,226

14,999,523











Property and equipment, at cost:




  Machinery and equipment
2,516,545

2,378,851

  Furniture and fixtures
163,445

156,048

  Leasehold improvements
377,642

378,998


3,057,632

2,913,897






  Less: Accumulated depreciation




     and amortization
2,391,690

2,331,145


665,942

582,752











 Other assets, net  (Note 7)
591,615

627,154


$16,389,783

$16,209,429

















The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS' INVESTMENT

June 30, 1996

March 31, 1996


(unaudited)

(audited)



Current Liabilities:




  Accounts payable
$608,306

        $777,943

  Accrued expenses
1,256,328

       1,486,981

          Total current liabilities
1,864,634

       2,264,924






Stockholders' Investment (Note 4):




  Class B Preferred Stock, $.01 par value-




          Authorized 1,000,000 shares




          Issued and outstanding-none
- -

- -

  Common Stock, $.01 par value-




          Authorized 25,000,000 shares at June 30, 1996




          Issued and Outstanding-5,537,266 shares at




          June 30, 1996 and  5,518,054 shares at




          March 31, 1996
55,373

          55,180

  Class A Common Stock $.01 par value




          Authorized - 2,346,000 shares




          Issued and Outstanding - 1,428,000 shares at




          June 30, 1996 and March 31, 1996
14,280

14,280

  Additional paid-in capital
36,822,443

    36,625,221

  Accumulated deficit
(22,366,947)

   (22,750,176)

          Total stockholders' investment
14,525,149

    13,944,505


$16,389,783

  $16,209,429







The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

Three Months Ended



June 30, 1996

June 30, 1995



Revenues:




  Products
$2,868,349

$2,124,441

  Contracts
816,923

      619,049


3,685,272

      2,743,490






Costs and expenses:




  Cost of products
1,048,699

      914,893

  Research and development
863,975

      658,859

  Selling, general and administrative
1,519,593

      1,216,914


3,432,267

      2,790,666






Net income (loss) from operations
253,005

        (47,176)






Interest and other income
130,224

         131,237






Net income
383,229

84,061











Net income per common share (Note 5):
$0.05

             $0.01






Weighted average number of common




and dilutive common equivalent shares




outstanding
7,206,261

      6,953,312





















The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Three Months Ended



June 30, 1996

June 30, 1995



CASH FLOWS FROM OPERATING ACTIVITIES:




  Net income (loss)
$383,229

      $84,061

  Adjustments to reconcile net income (loss) to net cash




  provided by (used in) operating activities-




          Depreciation and amortization
96,084

            47,367

          Changes in assets and liabilities-




               Accounts receivable
194,412

(238,616)

               Inventories
(28,667)

139,078

               Prepaid expenses and other current assets
(87,077)

            (84,896)

               Accounts payable
(169,637)

275,610

               Accrued expenses
(230,653)

17,205






                    Net cash provided by (used in) operating activities
157,691

    239,809






CASH FLOWS FROM INVESTING ACTIVITIES:




  Purchases of investments, net
(1,767,851)

(54,809)

  Purchases of property and equipment and improvements
(143,735)

(29,214)

  Purchases of Abiomed Limited Partnership units from




  limited partners (Note 7)
- -

(155,000)






                     Net cash provided by (used in) investing activities
(1,911,586)

          (239,023)






CASH FLOWS FROM FINANCING ACTIVITIES:




  Proceeds from exercise of stock options and stock issued




    under employee stock purchase plan
197,415

- -






                     Net cash provided by financing activities
197,415

- -






NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS,




  EXCLUDING INVESTMENTS
(1,556,480)

          786






CASH AND CASH EQUIVALENTS, EXCLUDING  INVEST-




  MENTS, AT BEGINNING OF PERIOD
2,938,332

            614,091






CASH AND CASH EQUIVALENTS , EXCLUDING INVEST-




  MENTS, AT END OF PERIOD
$1,381,852

          $614,877

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Preparation

	The unaudited consolidated financial statements of ABIOMED, Inc. (the Company), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Form 10-K for the year ended March 31, 1996, which was filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 1996 may not be indicative of the results that may be expected for the full fiscal year.


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

	Inventories include raw materials, work-in-process, and finished goods and are priced at the lower of cost (first-in, first-out) or market and consist of the following:


June 30, 1996

March 31, 1996



Raw Materials
$851,662

$799,548

Work-in-Process
419,942

428,287

Finished Goods
410,575

425,677






TOTAL
$1,682,179

$1,653,512







	Finished goods and work-in-process inventories consist of direct material, labor and overhead.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(unaudited, continued)

4.	Stockholders' Investment
 .
	During the first quarter of fiscal 1997, options to purchase 30,000 shares of Common Stock were granted at an exercise price of $13.25 per share. Options to purchase 24,313 shares were canceled during the quarter. Options to purchase 19,212 shares were exercised in the first quarter at exercise prices ranging from $5.75 to $11.25 per share.

5.	Net Income Per Common Share

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

 7.	Other Assets

	Other assets represent the purchase of the majority interest of the Abiomed Limited Partnership. Abiomed Limited Partnership (the Partnership) was formed in March 1985 and provided initial funding for the design and development of certain of the Company's products.

	Through August 3, 2000, the Company owes a royalty to the Partnership of 5.5% of certain revenues from these products. Because the Company owns 61.7% of the Partnership, the net royalty expense to the Company is approximately 2.1% of these product revenues. This royalty formula is subject to certain maximum amounts and to certain additional adjustments in the event that the Company sells the technology. The Partnership is inactive except with respect to receiving and distributing proceeds from these royalty rights.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


NET INCOME

	Net income and income per share for the three months ended June 30, 1996 were approximately $383,000 and $0.05 per share, respectively. These earnings compare to net income and income per share of approximately
$84,000 and $0.01 per share, respectively, in the same period of the previous year.


REVENUES

	In the three months ended June 30, 1996, total revenues were approximately $3,685,000, 34% higher than total revenues of approximately $2,743,000 in the same period of the previous year.

	Product revenues were approximately $2,868,000, 35% higher than product revenues of approximately $2,124,000 in the same period of the previous year. These results primarily reflect increased domestic unit sales and increased average selling prices of the disposable cardiovascular product to the expanded installed customer base. More than 90% of total product and service revenues in the quarter were derived from domestic sources.

	Revenues from Research and Development (R&D) contracts and grants for this quarter were approximately $817,000, 32% higher than total revenues of approximately $619,000 reported in the same quarter of the previous year. This increase primarily reflects timing of scheduled activities under existing contracts and grants.

	In aggregate, as of June 30, 1996, the Company's backlog of research and development contracts and grants totaled approximately $4,844,000 including approximately $269,000 from the National Heart, Lung and Blood Institute (NHLBI) relating to the current phase of funding for the Company's total artificial heart (TAH) research and development which expires September 30, 1996. All such contracts contain provisions making them terminable at the convenience of the government.

	A significant portion of the Company's contract revenues, approximately 40% for the first quarter of fiscal 1997, was earned in connection with research for the Company's TAH under the first phase of a contract awarded in September 1993 and expiring in September 1996, by the NHLBI. As of June 30, 1996 approximately $269,000 in funding remained

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)


REVENUES (continued)

available to the Company under this phase of the TAH contract. The NHLBI has indicated that it has approximately $17 million to be awarded in October 1996 for continued phase two development of a total artificial heart. The NHLBI has indicated that only two of the three scientific teams presently receiving TAH research funding from the NHLBI will qualify for funding of the second phase. The second phase is anticipated to be a four year contract. ABIOMED has asked for $8.6 million to be awarded for its continued TAH research and development. There can be no assurance that ABIOMED will receive its requested amount or any amount from the NHLBI for this continued TAH research and development.


COSTS AND EXPENSES

	Total costs and expenses for the three months ended June 30, 1996 were approximately $3,432,000, 23% higher than total costs and expenses of approximately $2,791,000 in the same fiscal quarter of the previous year. The majority of this increase reflects expenses incurred to support higher revenues.

	Cost of products sold as a percentage of product sales (37%) decreased from the same quarter of the previous year (43%). This decrease primarily reflects greater proportionate sales of higher margin products and increased operational efficiencies.

	Total research and development costs increased during the first fiscal quarter of 1997 to approximately $864,000, a 31% increase over research and development costs of approximately $659,000 incurred during the same fiscal period of the previous year. The increase primarily reflects the timing of scheduled expenditures under contracts and grants.

	Selling, general and administrative expenses for the three months ended June 30, 1996 increased to approximately $1,520,000, 25% higher than selling, general and administrative expenses in the same fiscal quarter of the previous year. This increase primarily reflects increased sales and marketing expenses, particularly increased personnel and sales commissions, related to the increase in product revenues.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)


INTEREST AND OTHER

	Interest and other income was approximately $130,000 in the first quarter of 1997 and approximately even with interest and other income in the corresponding quarter of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

	As of June 30, 1996, the Company's balance sheet included $10,859,000 in cash and short-term investments, an increase of approximately $211,000 from March 31, 1996. This increase reflects proceeds from the exercise of stock options of approximately $197,000 and cash generated from operations and other activities of approximately $158,000 offset by purchases of equipment and facility improvements of approximately $144,000. The June 30, 1996 balance includes approximately $1,382,000 in cash, and $9,477,000 in short-term investments. The Company also has a $3,000,000 line of credit from a bank which expires on December 1, 1996, and which was entirely available at June 30, 1996.

	Net cash provided by operating activities included net income of approximately $383,000, including depreciation and amortization expenses of $96,000, and a decrease in accounts receivable of approximately $194,000. These sources of cash were partially offset by a decrease in accrued expenses of approximately $231,000, a decrease in accounts payable of approximately $170,000 and increases in prepaid expenses and inventory of $87,000 and $29,000, respectively.

	Net cash used in investing activities included approximately $1,768,000 of net purchases of short-term investments and approximately $144,000 of purchases and improvements of property and equipment. During the first quarter of fiscal 1997, the Company received proceeds of approximately
$197,000 from the exercise of stock options under the 1992 Combination Stock Option Plan.

	Although the Company does not currently have significant capital commitments other than described above, the Company believes that it will continue to make significant investments in the coming years to support the development and commercialization of its products.

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

							ABIOMED, Inc.



Date:   July 24, 1996	         		/s/ David M. Lederman
							David M. Lederman
							CEO and President



Date:   July 24, 1996		        	/s/ John F. Thero
							John F. Thero
							Vice President Finance and
							Administration; and Treasurer
							Chief Financial Officer
							Principal Accounting Officer



13