Form 10-Q
period 1996-09-30
ABIOMED INC
filed 1996-10-24
CIK 815094

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

	[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended     SEPTEMBER 30, 1996

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

As of September 30, 1996, there were 6,972,138 shares outstanding of the registrant's Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

TABLE OF CONTENTS


Page No.


Part I - Financial Information:





  Item 1. Financial Statements





     Consolidated Balance Sheets


          September 30, 1996 and March 31, 1996
3-4




     Consolidated Statements of Operations


          Three and Six Months Ended September 30, 1996


          and September 30, 1995
5




     Consolidated Statements of Cash Flows


          Six Months Ended September 30, 1996 and


          September 30, 1995
6




     Notes to Consolidated Financial Statements
7-8




  Item 2. Management's Discussion and Analysis of


             Financial Condition and Results of Operations
9-13




Part II - Other Information
14-15




     Signatures
16






ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

ASSETS

September 30, 1996

March 31, 1996


(unaudited)

(audited)



Current Assets:




  Cash and cash equivalents (Note 6)
$7,304,349

$2,938,332

  Short-term marketable securities (Note 6)
3,189,452

7,709,110

  Accounts receivable, net
2,943,575

2,606,289

  Inventories (Note 3)
1,818,103

1,653,512

  Prepaid expenses and other current assets
204,353

92,280






          Total  current assets
15,459,832

14,999,523











Property and equipment, at cost:




  Machinery and equipment
2,598,755

2,378,851

  Furniture and fixtures
181,841

156,048

  Leasehold improvements
665,174

378,998


3,445,770

2,913,897






  Less: Accumulated depreciation




     and amortization
2,452,236

2,331,145


993,534

582,752











 Other assets, net  (Note 7)
556,077

627,154


$17,009,443

$16,209,429

















The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS' INVESTMENT

September 30, 1996

March 31, 1996


(unaudited)

(audited)



Current Liabilities:




  Accounts payable
$926,875

        $777,943

  Accrued expenses
1,234,546

       1,486,981

          Total current liabilities
2,161,421

       2,264,924






Stockholders' Investment (Note 4):




  Class B Preferred Stock, $.01 par value-




          Authorized 1,000,000 shares




          Issued and outstanding-none
-

-

  Common Stock, $.01 par value-




          Authorized 25,000,000 shares at September 30, 1996




          Issued and Outstanding-   6,972,138 shares at




          September  30, 1996 and  5,518,054 shares at




          March 31, 1996
69,721

          55,180

  Class A Common Stock $.01 par value




          Authorized - 2,346,000 shares




          Issued and Outstanding - 0 shares at September 30, 1996




          and 1,428,000 shares at March 31, 1995
-

14,280

  Additional paid-in capital
36,891,361

    36,625,221

  Accumulated deficit
(22,113,060)

   (22,750,176)

          Total stockholders' investment
14,848,022

    13,944,505


$17,009,443

  $16,209,429







The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

Six Months Ended

Three Months Ended



September 30, 1996

September 30, 1995

September 30, 1996

September 30, 1995





Revenues:








  Products
$5,759,555

$4,394,792

$2,891,206

$2,270,351

  Contracts
1,753,849

1,455,297

936,926

836,248


7,513,404

5,850,089

3,828,132

3,106,599










Costs and expenses:








  Cost of products
2,122,853

1,822,769

1,074,154

907,876

  Research and development
1,780,737

1,519,037

916,762

860,178

  Selling, general and administrative
3,229,235

2,631,499

1,709,642

1,414,585


7,132,825

5,973,305

3,700,558

3,182,639










Net income (loss) from operations
380,579

(123,216)

127,574

(76,040)










Interest and other income
256,537

255,725

126,313

124,488










Net income
$637,116

$132,509

$253,887

$48,448



















Net income per common share (Note 5):
$0.09

$0.02

$0.04

$0.01










Weighted average number of common








and dilutive common equivalent shares








outstanding
7,196,343

6,967,191

7,199,239

6,972,429





































The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Six Months Ended



September 30, 1996

September 30. 1995



CASH FLOWS FROM OPERATING ACTIVITIES:




  Net income
$637,116

      $132,509

  Adjustments to reconcile net income to net cash




  provided by (used in) operating activities-




          Depreciation and amortization
192,168

            165,751

          Changes in assets and liabilities-




               Accounts receivable
(337,286)

(565,037)

               Inventories
(164,591)

155,929

               Prepaid expenses and other current assets
(112,073)

(186,024)

               Accounts payable
148,932

504,055

               Accrued expenses
(252,435)

2,177






                    Net cash provided by operating activities
111,831

    209,360






CASH FLOWS FROM INVESTING ACTIVITIES:




  Maturities of investments, net
4,519,658

264,303

  Purchases of property and equipment and improvements
(531,873)

(100,458)

  Purchases of Abiomed Limited Partnership units from




  limited partners (Note 7)
-

(770,000)






                     Net cash provided by (used in) investing activities
3,987,785

(606,155)






CASH FLOWS FROM FINANCING ACTIVITIES:




  Proceeds from exercise of stock options and stock issued




    under employee stock purchase plan
266,401

116,479






                     Net cash provided by financing activities
266,401

116,479






NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS,




  EXCLUDING INVESTMENTS
4,366,017

(280,316)






CASH AND CASH EQUIVALENTS, EXCLUDING  INVEST-




  MENTS, AT BEGINNING OF PERIOD
2,938,332

            614,091






CASH AND CASH EQUIVALENTS , EXCLUDING INVEST-




  MENTS, AT END OF PERIOD
$7,304,349

          $333,775

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Preparation

	The unaudited consolidated financial statements of ABIOMED, Inc. (the Company), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Form 10-K for the year ended March 31, 1996, which was filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended September 30, 1996 may not be indicative of the results that may be expected for the full fiscal year.


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

	Inventories include raw materials, work-in-process, and finished goods and are priced at the lower of cost (first-in, first-out) or market and consist of the following:


September 30, 1996

March 31, 1996



Raw Materials
$788,948

$799,548

Work-in-Process
365,595

428,287

Finished Goods
663,560

425,677






TOTAL
$1,818,103

$1,653,512







	Finished goods and work-in-process inventories consist of direct material, labor and overhead.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(unaudited, continued)

4.	Stockholders' Investment

	Effective July 31, 1996, in accordance with the rights for the Class A Common Stock, 1,428,000 shares of Class A Common Stock $0.01 par value were converted into an equal number of shares of the Company's $0.01 par value Common Stock.

	During the second quarter of fiscal 1997, options to purchase 172,485 shares of Common Stock were granted at an exercise price of $12.50 per share. Options to purchase 2,500 shares were canceled during the quarter. Options to purchase 6,500 shares were exercised in the second quarter at exercise prices ranging from $5.75 to $11.25 per share. During the second quarter of fiscal 1997, 372 shares of Common Stock were issued under the Employee Stock Purchase Plan.

5.	Net Income Per Common Share

	Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method.

6.	Cash and Cash Equivalents

	The Company classifies any marketable security with a maturity date of 90 days or less at the time of acquisition to be a cash equivalent. Securities, including marketable securities, with original maturities of greater than 90 days are classified as investments. Such investments are classified as long-term investments when their maturities are greater than one year from the balance sheet date. The Company reports investments at cost plus accrued interest. As of September 30, 1996, the Company had no long-term investments.

 7.	Other Assets

	Other assets represent the purchase of the majority interest of the Abiomed Limited Partnership. This amount is being amortized over five years, its estimated useful life. Abiomed Limited Partnership (the Partnership) was formed in March 1985 and provided initial funding for the design and development of certain of the Company's products.

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


RESULTS OF OPERATIONS


NET INCOME

	Net income and income per share for the three months ended September 30, 1996, were approximately $254,000 and $0.04 per share, respectively. These earnings compare to net income and income per share of approximately $48,000 and $0.01 per share, respectively, in the same period of the previous year.

	Net income and income per share for the six months ended September 30, 1996, were approximately $637,000 and $0.09 per share, respectively. These earnings compare to net income and income per share of approximately $133,000 and $0.02 per share in the same period of the previous year.


REVENUES

	In the three months ended September 30, 1996, total revenues were approximately $3,828,000, 23% higher than total revenues of approximately $3,107,000 in the same period of the previous year.

	Product revenues were approximately $2,891,000, 27% higher than product revenues of approximately $2,270,000 in the same period of the previous year. These results primarily reflected increased domestic unit sales of the disposable BVS blood pump and related accessories to an expanded installed customer base, increased units sales of the BVS console and increased average selling prices of these products. More than 90% of total product revenues in the quarter were derived from domestic sources.

	Revenues from Research and Development (R&D) contracts and grants for this quarter were approximately $937,000, 12% higher than total revenues of approximately $836,000 reported in the same quarter of the previous year. This increase primarily reflected timing of scheduled activities under existing contracts and grants.

	In the six months ended September 30, 1996, total revenues were approximately $7,513,000, 28% higher than total revenues of approximately $5,850,000 in the same period of the previous year.

	Product sales for the first six months of fiscal 1997 were approximately $5,760,000 compared with approximately $4,395,000 for the same period of the previous year, an increase of 31%. This growth primarily reflected increased unit sales of the disposable BVS blood pump and related accessories to an expanded installed customer base, increased unit sales of the BVS console and increased average selling prices of these products.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)


REVENUES (continued)


	Revenues from R&D contracts and grants for the six months ended September 30, 1996 were approximately $1,754,000, 20% higher than in the same period of the prior year. The increase primarily reflected the timing of scheduled activities under existing contracts and grants.

	In aggregate, as of September 30, 1996, the Company's backlog of research and development contracts and grants totaled approximately
$12,600,000 compared to a backlog of approximately $5,500,000 as of March
31, 1996. The majority of this increase was due to a four year cost-plus-fixed-fee extension of approximately $8,500,000 to the Company's contract from the National Heart, Lung and Blood Institute (NHLBI) to continue development of the Company's battery-powered implantable total artificial heart (TAH). Included in the September 30, 1996 backlog was approximately $8,400,000 from this TAH contract and approximately $3,800,000 for continued research and development of an implantable Heart Booster. All such contracts contain provisions making them terminable at the convenience of the government.

	Product revenues from the Company's dental subsidiary, ABIODENT, Inc., represented less than 10% of total revenues. Dental products revenues, compared to the corresponding periods of the prior fiscal year, were relatively unchanged for the three months ended September 30, 1996 and increased approximately 35% for the six months ended September 30, 1996.


COSTS AND EXPENSES

	Total costs and expenses for the three months ended September 30, 1996, were approximately $3,701,000, 16% higher than total costs and expenses of approximately $3,183,000 in the same fiscal quarter of the previous year. The majority of this increase reflected expenses incurred to support higher revenues.

	Cost of products sold as a percentage of product revenues improved to approximately 37% in the first three months of fiscal 1997 from approximately 40% in the same quarter of the previous year. This decrease in cost as a percentage of revenues primarily reflected a change in product mix, increased production volumes and increased operational efficiencies.

	Total research and development costs increased during the second fiscal quarter of 1997 to approximately $917,000, a 6% increase over research and development costs of approximately $860,000 incurred during the same fiscal period of the previous year. The increase primarily reflected the timing of scheduled expenditures under cost-plus fixed-fee contracts and grants. The Company anticipates that its research and development costs will increase, particularly in connection with the TAH.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)


COSTS AND EXPENSES  (continued)


	Selling, general and administrative expenses for the three months ended September 30, 1996, increased to approximately $1,710,000, 21% higher than selling, general and administrative expenses in the same fiscal quarter of the previous year. This increase primarily reflected increased sales and marketing expenses, particularly increased personnel and sales commissions, related to the increase in product revenues.

	Total costs and expenses for the six months ended September 30, 1996 increased to $7,133,000, 19% higher than total costs and expenses of approximately $5,973,000 for the first six months of last year. The increase was primarily attributable to higher revenue levels attained during the first six months of fiscal 1997.

	Cost of products sold as a percentage of product revenues improved to approximately 37% in the first six months of fiscal 1997 from approximately 41% in the same six month period of the previous fiscal year. This decrease in cost as a percentage of revenues primarily reflected a change in product mix, increased production volumes and increased operational efficiencies.

	Total research and development costs increased to approximately $1,781,000 for the six months ended September 30, 1996. This represents a 17% increase over the $1,519,000 reported for the same period in the previous fiscal year. The increase primarily reflected the timing of scheduled expenditures under cost-plus fixed-fee contracts and grants.

	Selling, general and administrative expenses for the six months ended September 30, 1996 increased to approximately $3,229,000, 23% higher than selling, general and administrative expenses in the six month period ended September 30, 1995. This increase primarily reflected increased sales and marketing expenses, particularly increased personnel and sales commissions, related to the increase in product revenues.


INTEREST AND OTHER

	For the three months ended September 30, 1996, interest and other income was approximately $126,000 and approximately even with interest and other income in the corresponding quarter of the prior year.

	For the six months ended September 30, 1996, interest and other income was approximately $256,000 and approximately even with interest and other income in the corresponding quarter of the prior year.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)


INTEREST AND OTHER  (continued)

	Income taxes incurred during these periods were not material and the Company continues to have significant net tax operating loss carryforwards and tax credit carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

	As of September 30, 1996, the Company's balance sheet included $10,494,000 in cash and short-term investments, a decrease of approximately $154,000 from March 31, 1996. This decrease primarily reflected approximately $532,000 of cash used for equipment purchases and leasehold improvements partially offset by approximately $112,000 in positive cash flow from operations and approximately $266,000 in proceeds from the exercise of employee stock options and stock purchased under the Employee Stock
Purchase Plan. The September 30, 1996 balance included approximately $7,304,000 in cash, and $3,189,000 in short-term investments. The Company also has a $3,000,000 line of credit from a bank that expires on December 1, 1996, and which was entirely available at September 30, 1996.

	For the six months ended September 30, 1996, net cash provided by operating activities included net income of approximately $637,000, including depreciation and amortization expenses of $192,000, and an increase in accounts payable of approximately $149,000. These sources of cash were partially offset by an increase in accounts receivable of $337,000, an increase in inventory of $165,000, an increase in prepaid expenses of $112,000 and a decrease in accrued expenses of approximately $252,000.

	Net cash provided by investing activities included approximately $4,520,000 of net maturities of short-term investments offset by approximately $532,000 of purchases and improvements of property and equipment. During the first six months of fiscal 1997, the Company received proceeds of approximately $262,000 from the exercise of stock options under the 1992 Combination Stock Option Plan and proceeds of approximately
$4,000 from stock purchased under the Employee Stock Purchase Plan.

	Although the Company does not currently have significant capital commitments, the Company believes that it will continue to make significant investments in the coming years to support the development and commercialization of its products under development. The Company believes that its revenues and existing resources are sufficient to meet its current needs but that additional funding will be necessary to accelerate development and potential commercialization of such products under development, particularly the TAH.

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

		At the Company's annual meeting of shareholders held on August 14, 1996, the stockholders approved the following:


		a) Elected two persons to serve as Class I directors as follows:



Director

Votes For
Votes
Withheld




Dr. David M. Lederman
19,112,995
43,049


Desmond H. O'Connell, Jr.
4,816,226
59,808



		b) A proposal to amend of certificate of incorporation and by-
		    laws to provide that stockholders may not take action by written consent. The proposal received 15,531,669 votes for and 665,823 votes against. There were 56,235 abstentions and 2,902,307 non-voting.

		c) A proposal to amend the Company's 1992 Combination Stock
		    Option Plan to increase the number of shares that may be issued under that plan by 250,000 shares. The proposal received 18,284,522 votes for and 600,175 votes against. There were 35,357 abstentions and 235,980 non-voting.

ABIOMED, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION



Item 5.	Other Information

		        None

Item 6.	Exhibits and Reports on Form 8-K

		a)	Exhibits

			3.01	Certificate of Incorporation, as amended


			3.02	By-laws of ABIOMED, Inc., as amended and restated.


			10.01	NHLBI Implantable Total Artificial Contract
				Extension.

		b)	Reports on Form 8-K

				Form 8-K dated July 31, 1996.

ABIOMED, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION







SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							ABIOMED, Inc.



Date:  October 24, 1996	         	/s/ David M. Lederman
							David M. Lederman
							CEO and President



Date:  October 24 ,1996			/s/ John F. Thero
							John F. Thero
							Vice President Finance and
							Administration; and Treasurer
							Chief Financial Officer
							Principal Accounting Officer



16