Form 10-Q
period 1996-12-31
ABIOMED INC
filed 1997-02-06
CIK 815094

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended     DECEMBER 31, 1996

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

Yes     [X]             No      [  ]

As of December 31, 1996, there were 6,982,288 shares outstanding of the registrant's Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

TABLE OF CONTENTS


Page No.


Part I - Financial Information:





  Item 1. Financial Statements
     Consolidated Balance Sheets
          December 31, 1996 and March 31, 1996
3-4




     Consolidated Statements of Operations


          Three and Nine Months Ended December 31, 1996


          and December 31, 1995
5




     Consolidated Statements of Cash Flows


          Nine Months Ended December 31, 1996 and


          December 31, 1995
6




     Notes to Consolidated Financial Statements
7-9




  Item 2. Management's Discussion and Analysis of


             Financial Condition and Results of Operations
10-14




Part II - Other Information
15




     Signatures
16





ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

ASSETS

December 31, 1996

March 31, 1996


(unaudited)

(audited)



Current Assets:




   Cash and cash equivalents (Note 6)
$1,341,094

$2,938,332

Short-term marketable securities (Note 6)
8,131,987

7,709,110

  Accounts receivable, net
3,213,835

2,606,289

  Inventories (Note 3)
2,049,899

1,653,512

Prepaid expenses and other current assets
183,431

92,280






          Total  current assets
14,920,246

14,999,523





















Property and equipment, at cost:








  Machinery and equipment
2,834,563

2,378,851

  Furniture and fixtures
205,316

156,048

  Leasehold improvements
806,579

378,998


3,846,458

2,913,897






  Less: Accumulated depreciation




     and amortization
2,518,782

2,331,145


1,327,676

582,752







 Other assets, net  (Note 7)
520,538

627,154


$16,768,460

$16,209,429





The accompanying notes are an integral
part of these consolidated financial
statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
(continued)

CONSOLIDATED BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS'
INVESTMENT

December 31, 1996

March 31, 1996


(unaudited)

(audited)



Current Liabilities:




  Accounts payable
$834,230

        $777,943
  Accrued expenses
1,394,352

       1,486,981

          Total current liabilities
2,228,582

       2,264,924






Stockholders' Investment (Note 4):




  Class B Preferred Stock, $.01 par value-




          Authorized 1,000,000 shares




          Issued and outstanding-none
-

-

  Common Stock, $.01 par value-




          Authorized 25,000,000 shares at December  31,
1996




          Issued and Outstanding-   6,982,288 shares at




        December 31, 1996 and  5,518,054 shares at




          March 31, 1996
69,823

          55,180

  Class A Common Stock $.01 par value



          Authorized - 2,346,000 shares
          Issued and Outstanding - 0 shares at December 31,
1996
          and 1,428,000 shares at March 31, 1996
-

14,280

  Additional paid-in capital
36,963,696

    36,625,221

  Accumulated deficit
(22,493,641)

   (22,750,176)

          Total stockholders' investment
14,539,878

    13,944,505


$16,768,460

  $16,209,429




The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
(continued)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

Nine Months Ended

Three Months Ended





December 31, 1996

December 31, 1995


December 31 ,1996


December 31, 1995






Revenues:








  Products
$8,095,356

$7,008,112

$2,335,801

$2,613,319

  Contracts
2,739,015

2,353,272

985,166

897,976

10,834,371

9,361,384

3,320,967

3,511,295








Costs and expenses:












  Cost of products
3,623,033

2,809,482

1,500,180

997,157

  Research and development
2,520,216

2,491,603

739,479

972,566

  Selling, general and administrative
4,841,567

4,133,992

1,612,332

1,484,048

10,984,816

9,435,077

3,851,991

3,453,771










Net income (loss) from operations
(445)

(73,693)

(531,024)

57,524





Interest and other income
406,980

395,265

150,443

131,539





Net income (loss)
$256,535

$321,572

($380,581)

$189,063





































Net income (loss) per common share
(Note 5):


$0.04


$0.05


($0.05)


$0.03
























Weighted average number of common








and dilutive common equivalent shares








outstanding
7,191,848

6,988,400

6,976,121

6,993,772









































































The accompanying notes are an integral
part of these consolidated financial
statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
(continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Nine Months Ended





December 31, 1996

December 31. 1995



CASH FLOWS FROM OPERATING ACTIVITIES:




  Net income
$256,535

  $321,572

Adjustments to reconcile net income to net cash




  provided by (used in) operating activities-




         Depreciation and amortization
294,253

      248,370
          Changes in assets and liabilities-
              Accounts receivable
(607,546)

(601,380)

               Inventories
(396,387)

(130,790)

                Prepaid expenses and other current assets
(91,151)

(153,441)

               Accounts payable
56,287

754,564

               Accrued expenses
(92,629)

271,429






                    Net cash provided by ( used in ) operating
activities (580,638)
    710,324






CASH FLOWS FROM INVESTING ACTIVITIES:




  Maturities of investments, net
(422,877)

1,227,465

  Purchases of property and equipment and improvements
(932,561)

(197,512)

  Purchases of Abiomed Limited Partnership units from




  limited partners (Note 7)
-

(770,000)






                     Net cash provided by (used in) investing activities
(1,355,438)
259,953
CASH FLOWS FROM FINANCING ACTIVITIES:




  Proceeds from exercise of stock options and stock issued




    under employee stock purchase plan
338,838

134,947






                     Net cash provided by financing
activities 338,838
134,947






NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS,




  EXCLUDING INVESTMENTS
(1,597,238)

1,105,224






CASH AND CASH EQUIVALENTS, EXCLUDING  INVEST-




  MENTS, AT BEGINNING OF PERIOD
2,938,332

            614,091










CASH AND CASH EQUIVALENTS , EXCLUDING
INVEST-




  MENTS, AT END OF PERIOD
$1,341,094


$1,719,315

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.      Basis of Preparation
        The unaudited consolidated financial statements of ABIOMED, Inc. (the Company), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Form 10-K for the year ended March 31, 1996, which was filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended December 31, 1996 may not be indicative of the results that may be expected for the full fiscal year.


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


3.      Inventories

        Inventories include raw materials, work-in-process, and finished goods and are priced at the lower of cost (first-in, first-out) or market and consist of the following:


December 31, 1996

March 31, 1996



Raw Materials
$986,670

$799,548

Work-in-Process
460,386

428,287

Finished Goods
602,843

425,677






TOTAL
$2,049,899

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

    In the three months ended December 31, 1996, options to purchase
50,000 shares of Common Stock were granted at fair market value with exercise prices ranging from $11.00 to $13.50 per share. Options to purchase 28,000 shares were canceled during the quarter. Options to purchase 10,150 shares were exercised in the third quarter at exercise prices ranging from $5.75 to $13.50 per share.

5.      Net Income Per Common Share

        Net income (loss) per common and common equivalent share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. Common equivalent shares, such as stock options, have not been included in the per share calculation where the effect of their inclusion would be antidilutive. No common equivalent shares are considered dilutive in the three month period ended December 31, 1996, in which a loss is reported because all such common equivalent shares are antidilutive.

6.      Cash and Cash Equivalents

        The Company classifies any marketable security with a maturity date of 90 days or less at the time of acquisition as a cash equivalent. Securities, including marketable securities, with original maturities of greater than 90 days are classified as investments. Investments are classified as long-term investments when their maturities exceed one year from the balance sheet date. The Company reports investments at amortized cost plus accrued interest.

7.      Other Assets

        Other assets represent the Company's majority interest in the assets of the Abiomed Limited Partnership. This amount is being amortized over five years, its estimated useful life. Abiomed Limited Partnership (the Partnership) was formed in March 1985 and provided initial funding for the design and development of certain of the Company's products.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(unaudited, continued)


7.      Other Assets (continued)

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

RESULTS OF OPERATIONS

OVERVIEW

        Recall

        The Company's results of operating for the quarter ended December 31, 1996 were adversely affected by the Company's voluntary recall of certain production lots of disposable blood pumps for its BVS-5000. As a result of the recall, the Company ended the quarter with a product backlog of unshipped customer orders totaling approximately $662,000, compared to virtually no product backlog as of the end of the comparable period of the prior year. As previously announced, the Company discovered that a small number of single-use blood pumps exhibited a defect in a molded part purchased from a third-party vendor. To the Company's knowledge, no patient has been affected by the defect. In addition to the direct costs of replacing blood pumps in the affected lots, the Company's cost of goods sold for its quarter ended December 31, 1996 also includes expenses incurred to modify production processes and inspection to prevent similar occurrences in the future. The Company is working to increase its manufacturing volumes of BVS blood pumps to meet the demands required to ship its backlog, fill new orders and replace all of the blood pumps subject to recall. The Company believes that it will be able to meet substantially all of these demands by the end of the first quarter of its upcoming fiscal year.

        New Product Development

        While the recall discussed above significantly impacts the Company's short-term results of operations, the Company has been proceeding with its longer term goal of developing its permanent cardiac support products, in particular the implantable total artificial heart ("TAH"). The Company has begun operating from its recently expanded facilities designed for the development and production of the TAH and begins its fourth quarter of fiscal 1997 with a substantial manpower expansion of its TAH development team. The Company's current staff of full-time employees has increased to one hundred fifteen.


NET INCOME (LOSS)

        Net loss and loss per share for the three months ended December 31, 1996, were approximately $381,000 and $0.05 per share, respectively. These losses compare to net income and income per share of approximately $189,000 and $0.03 per share, respectively, in the same period of the previous year.

        Net income and income per share for the nine months ended December 31, 1996, were approximately $257,000 and $0.04 per share, respectively. These earnings compare to net income and income per share of approximately $322,000 and $0.05 per share in the same period of the previous year.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)


REVENUES

    In the three months ended December 31, 1996, total revenues were approximately $3,321,000, 5% less than total revenues of approximately $3,511,000 in the same period of the previous year.

        Product revenues were approximately $2,335,000, 11% less than product revenues of approximately $2,613,000 in the same period of the previous year. These results were affected by the product recall, including the backlog of $662,000, which contributed to decreased domestic unit sales of the disposable BVS blood pump and related accessories partially offset by increased average selling prices of these products. More than 90% of total product revenues in the quarter were derived from domestic sources.

        Revenues from Research and Development (R&D) contracts and grants for this quarter were approximately $985,000, 10% higher than total revenues of approximately $898,000 reported in the same quarter of the previous year. This increase primarily reflected timing of scheduled activities under existing contracts and grants.

     In the nine months ended December 31, 1996, total revenues were approximately $10,834,000, 16% higher than total revenues of approximately $9,361,000 in the same period of the previous year.

        Product sales for the first nine months of fiscal 1997 were approximately $8,095,000 compared with approximately $7,008,000 for the same period of the previous year, an increase of 16%. This growth primarily reflected increased average selling prices of the disposable BVS blood pump and higher unit sales of the BVS console and related accessories to an expanded installed customer base.

        Revenues from R&D contracts and grants for the nine months ended December 31, 1996 were approximately $2,739,000, 16% higher than total revenue of approximately $2,353,000 in the same period of the prior year. The increase primarily reflected the timing of scheduled activities under existing contracts and grants.

     In aggregate, as of December 31, 1996, the Company's backlog of research and development contracts and grants totaled approximately
$11,800,000 compared to a backlog of approximately $5,500,000 as of March
31, 1996. The majority of this increase was due to a four year cost-plus-fixed-fee extension of approximately $8,500,000 to the Company's contract with the National Heart, Lung and Blood Institute (NHLBI) to continue development of the Company's battery-powered implantable total artificial heart (TAH). Included in the December 31, 1996 backlog was approximately $7,800,000 from this TAH contract and approximately $3,600,000 for continued research and development of an implantable Heart Booster. All such contracts contain provisions making them terminable at the convenience of the government.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)


REVENUES (continued)

        Product revenues from the Company's dental subsidiary, ABIODENT, Inc., represented approximately 10% of total revenues for the nine months ended December 31, 1996. Dental product revenues, compared to the corresponding periods of the prior fiscal year, were relatively unchanged for the three months ended December 31, 1996 and increased approximately 27% for the nine months ended December 31, 1996.
COSTS AND EXPENSES

        Total costs and expenses for the three months ended December 31, 1996, were approximately $3,852,000, 11% higher than total costs and expenses of approximately $3,454,000 in the same fiscal quarter of the previous year. The majority of this increase reflected expenses incurred to support higher revenues and recall related costs.

        Cost of products sold as a percentage of product revenues increased to approximately 64% in the three month period ended December 31, 1996 from approximately 38% in the same quarter of the previous year. This increase in costs as a percentage of product revenues primarily reflected increased costs associated with the production of the disposable BVS blood pump, primarily costs associated with the recall as discussed above.

        Total research and development costs decreased during the third fiscal quarter of fiscal 1997 to approximately $739,000, a 24% decrease from research and development costs of approximately $973,000 incurred during the same fiscal period of the previous year. The decrease primarily reflected the timing of scheduled expenditures under cost-plus fixed-fee contracts and grants. The Company anticipates that its research and development costs will increase, particularly in connection with the continued development of the TAH.

        Selling, general and administrative expenses for the three months ended December 31, 1996, increased to approximately $1,612,000, 9% higher than selling, general and administrative expenses in the same fiscal quarter of the previous year. This increase primarily reflected increased sales and marketing expenses, particularly increased personnel.

        Total costs and expenses for the nine months ended December 31, 1996 increased to $10,985,000, 16% higher than total costs and expenses of approximately $9,435,000 for the first nine months of last year. The increase was primarily attributable to higher revenue levels attained during the first nine months of fiscal 1997 and to a lessor extent the recall.

        Cost of products sold as a percentage of product revenues increased to approximately 45% in the first nine months of fiscal 1997 from approximately 40% in the same nine month period of the previous fiscal year.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

COSTS AND EXPENSES  (continued)

This increase in cost as a percentage of revenues primarily reflected costs related to the recall.

        Total research and development costs increased to approximately $2,520,000 for the nine months ended December 31, 1996, approximately even with the amount reported for the same period in the previous fiscal year.

        Selling, general and administrative expenses for the nine months ended December 31, 1996 increased to approximately $4,842,000, 17% higher than selling, general and administrative expenses in the nine month period ended December 31, 1995. This increase primarily reflected increased sales and marketing expenses, particularly increased personnel and sales commissions, related to the increase in product revenues.

INTEREST AND OTHER

        For the three months ended December 31, 1996, interest and other was approximately $150,000 14% higher than interest income and other for the same quarter of the previous fiscal year.

        For the nine months ended December 31, 1996, interest and other was approximately $407,000 and approximately even with interest and other in the corresponding quarter of the prior year.

        Income taxes incurred during these periods were not material and the Company continues to have significant net tax operating loss carryforwards and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1996, the Company's balance sheet included $9,473,000 in cash and short-term investments, a decrease of approximately $1,174,000 from March 31, 1996. This decrease primarily reflected approximately $932,000 of cash used for equipment purchases and leasehold improvements and approximately $581,000 used in operations, partially offset by approximately $339,000 in proceeds from the exercise of employee stock options. The Company also has a $3,000,000 line of credit from a bank that expires on September 30, 1997, which was entirely available at December 31, 1996.

        For the nine months ended December 31, 1996, net cash provided by operating activities included net income of approximately $257,000, including depreciation and amortization expenses of $294,000, and an increase in accounts payable of approximately $56,000. These sources of cash were partially offset by an increase in accounts receivable of $608,000, an increase in inventory of $396,000, primarily related to the BVS consoles, a decrease in accrued expenses of approximately $93,000 and increase in prepaid expenses of $91,000.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)


LIQUIDITY AND CAPITAL (continued)

        Net cash used in investing activities included approximately $423,000 of net maturities of short-term investments and approximately $932,000 of purchases and improvements of property and equipment. During the first nine months of fiscal 1997, the Company received proceeds of approximately $339,000 from the exercise of stock options under the 1992 Combination Stock Option Plan.

        Although the Company does not currently have significant capital commitments, the Company believes that it will continue to make significant investments in the coming years to support the development and commercialization of its products under development. The Company believes that its revenues and existing resources are sufficient to meet its current needs but that additional funding will be necessary to effectively develop and potentially commercialize certain products under development, particularly the TAH.


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

                        No material proceedings

Item 2. Changes in Securities

                        None

Item 3. Defaults upon Senior Securities

                        None

Item 4. Submission of Matters to a Vote of Security Holders

                        None

Item 5. Other Information

                        None

Item 6. Exhibits and Reports on Form 8-K

                a)      Exhibits

                        10.02 Lease Agreement: 33 Cherry Hill Drive, Danvers, MA 10.03 First Amendment to Lease: 33 Cherry Hill Drive


                b)      Reports on Form 8-K


                        None

ABIOMED, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION













SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ABIOMED, Inc.
Date:  February 6, 1997                 /s/ David M. Lederman
                                        David M. Lederman
                                        CEO and President



Date:  February 6, 1997                 /s/ John F. Thero
                                        John F. Thero
                                        Vice President Finance and
                                        Administration; and Treasurer
                                        Chief Financial Officer
                                        Principal Accounting Officer

16