Form 10-K
period 1997-03-31
ABIOMED INC
filed 1997-06-26
CIK 815094

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K
(MARK ONE)

   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For fiscal year ended March 31, 1997 or
                         --------------

   [   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

   For the transition period from __________ to ____________.

   Commission File Number : 0-20584
                            -------

                                 ABIOMED, Inc.
                                 -------------
            (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                       04-2743260
          --------                                       ----------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


33 Cherry Hill Drive, Danvers, Massachusetts                 01923
---------------------------------------------              ----------
(Address of Principal Executive Offices)                   (Zip Code)


                                (508) 777-5410
                                --------------
             (Registrant's Telephone Number, Including Area Code)

   Securities registered pursuant to Section 12(b) of the Act:



            Title of Each Class   Name of Each Exchange on Which Registered
            ---------------------  -----------------------------------------
                   None                             None

   Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---      ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the
Form 10-K.  [   ]

   The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of June 23, 1997 was $94,741,272 million based on the closing price of $13.50 on that date on the Nasdaq National Market. As of June 23, 1997, 7,017,872 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III (Items 10, 11 and 12) of this Report.

                                     PART I

ITEM 1.  BUSINESS

     Information contained in this Report contains forward-looking statements such as statements of the Company's plans, objectives, expectations and intentions, that can often be identified by the use of forward-looking terminology, such as "may," "will," "should," "expect," "anticipate," "believe," "plan," "intend," "could," "estimates," "is being" "goal," "schedule" or other variations of these terms or comparable terminology. All forward-looking statements involve risks and uncertainties, and actual results, events or performance could differ materially from those set forth in the forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this Report. Factors that could cause or contribute to such differences include those discussed in the risk factors set forth in Item 7 below (the "Risk Factors") as well as those discussed elsewhere herein. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that might be made to reflect any change in the Company's expectations or in events, conditions or circumstances on which any such statement is based.

     ABIOMED, Inc. ("ABIOMED" or the "Company") is a leader in the research and development of cardiac assist technology. The Company developed, manufactures and sells the first U.S. Food and Drug Administration (the "FDA") approved temporary external artificial heart, the BVS 5000(R) (the "BVS(R)"). The Company is also developing two permanently implantable systems: a total artificial heart ("TAH") and a Heart Booster(TM), the former to replace and the latter to assist a patient's heart.

     The TAH is being designed to replace the left and right ventricles of a failing human heart, providing normal circulation to the body. The Company believes that it has substantially completed the design of the TAH. Subject to the satisfactory completion of initial testing and FDA approval of the TAH, the Company is targeting to begin clinical testing of this device by the year 2000. However, there can be no assurance that the Company will be successful in meeting this timetable. See "Risk Factors -- Uncertainty of Product Development."

     The Heart Booster is a permanent implantable device being designed to wrap around a patient's failing heart and provide assist. The Heart Booster is intended for those patients suffering from congestive heart failure resulting in a significant deterioration of their quality of life, but who are not at risk of imminent death. The Company's early-stage research efforts on this device are focused on developing cardiac assist technology that, unlike the TAH and other ventricular assist devices, avoids the inherent risks of contact with blood while providing a sufficient level of assistance to a patient's own heart to restore the patient to an acceptable and active quality of life.

     The Company is also active in the research and development of other innovative medical and dental products. Products and technologies in various stages of development by this group include advanced technologies in the area of minimally invasive surgery, such as tissue-welding and vascular welding for the repair of small arteries, remote suturing technology, and other temporary cardiac assist devices including a miniaturized rotary blood pump, a magnetically suspended centrifugal pump and a pediatric cardiac assist pump. This group also developed the Company's PerioTemp(R) which is marketed and sold by ABIODENT(R), the Company's dental subsidiary.

     The Company is a Delaware corporation. It commenced operations in 1981. The Company's principal offices are located at 33 Cherry Hill Drive, Danvers, Massachusetts 01923. Its telephone number is (508) 777-1561. As used herein, the Company or ABIOMED includes ABIOMED, Inc. together with its subsidiaries. ABIOMED, ABIODENT(R), and the ABIOMED logo are registered service marks of the Company. Angioflex(R), BVS(R), BVS-5000(R), PerioTemp(R), and SupraCor(R) are registered trademarks of the Company. Heart Booster(TM) is a trademark of the Company. This Report may also include trademarks of companies other than the Company.

INDUSTRY BACKGROUND

     Overview. Cardiovascular disease is one of the leading health problems in the U.S. According to U.S. government sources, as of 1995, there were more than 57 million people in the U.S. who have some form of cardiovascular disease, including approximately 4.8 million people with mild to severe congestive heart failure. These sources report that in 1995, cardiovascular disease was the leading cause of death in the U.S., killing an estimated 962,000 people, including 482,000 deaths from coronary heart disease. In 1994, among thirty-six industrialized countries studied by the National Heart, Lung and Blood Institute, the U.S. ranked 16th in cardiovascular disease mortality in both middle-aged men and middle-aged women.

     Many patients with cardiovascular disease are initially treated with drugs. Cardiologic intervention (such as angioplasty and stenting), surgical correction (such as heart by-pass surgery or valve replacement) and mechanical devices are often considered in sequence when drug therapies prove ineffective or inadequate. Electrical, or rhythm, disturbances of the heart that threaten to impair the quality of a patient's life have been treated effectively with mechanical devices such as pacemakers and implantable defibrillators. Aside from valvular problems, irreversible mechanical dysfunctions of the heart, typically involving the weakening of the heart muscle and tissue, have not been addressed as effectively. Until recently, advances in devices to address mechanical dysfunctions of the heart have been constrained by many factors, including difficulties inherent in long-term interactions between synthetic materials and flowing blood. Advancing knowledge in the area of blood pump flow design and surface structure of biomaterials has begun to make devices for long-term circulatory assist a possibility.

     Patients who may benefit from mechanical cardiac assist fall into a number of categories that may either require temporary or permanent support. The Company classifies devices intended to be removed after a period of support time, regardless of the duration of support, as temporary devices, and devices which are intended to provide support through the end of life, as permanent devices.

     Temporary Cardiac Assist. Temporary mechanical cardiac assist devices include intra-aortic balloon pumps ("IABPs"), roller and centrifugal pumps ("CPs") for heart-lung bypass, and ventricular assist devices. Each of these devices is designed for different patient indications. The IABP is designed to assist a failing heart, but it cannot take over the pumping function of the heart. CPs are approved for use short-term (hours) support of patients undergoing heart surgery. CPs have not been approved for use for post surgical support. Implantable left ventricular assist devices ("LVADs") and certain other ventricular assist devices, which, depending upon the device, replace and take over the complete pumping function of one or both sides of a failing heart have been approved for use by the FDA as bridge to heart transplantation devices. Other external ventricular assist devices, including the Company's BVS, can take over the pumping function either or both sides of a failing heart without replacing the heart. These devices have been approved for use by patients whose hearts are in failure but whose hearts may be able to recover with rest, including patients in post-surgical life-threatening heart failure.

     Permanent Cardiac Assist. Permanent mechanical cardiac assist devices include end-stage life-renewal devices, such as total artificial hearts and ventricular assist devices, for patients requiring full-scale replacement or support of one or both sides of their hearts to increase their life spans, and quality-of-life devices for patients requiring moderate support to their existing hearts to improve the quality of their lives. There is currently no device approved by the FDA for permanent mechanical heart assistance as an alternative to transplantation. As a result, patients whose hearts are irreversibly failing must rely on the availability and effectiveness of heart transplantation to extend their lives. While patients suffering from chronic heart disease are frequently treated with drugs, those with more advanced disease suffer from a significant impairment in the quality of their lives.

     Patients that could benefit from total artificial hearts and other end-stage life-renewal devices include those who experience heart failure that poses an acute and immediate threat to life and patients who suffer from a gradual deterioration of heart function into a life-threatening condition over longer periods of time. Patients suffering from acute heart failure are generally not candidates for heart transplantation, unless bridged by a temporary cardiac support system, because of timing constraints.

     Patients suffering from more advanced stages of congestive heart failure, whose quality of life has been compromised (confined to a bed-to-chair type of existence), but who are not in danger of imminent death could benefit from permanent cardiac assist devices that provide partial support but do not replace the natural heart. These patients may not be candidates for heart transplants or permanently implanted LVADs or artificial hearts, since the associated risks of those procedures or devices (once developed) are currently considered too high when life is not at stake. In addition to drugs, therapies which are under development for these patients include various cardiomyoplasty concepts (which involves wrapping the heart with skeletal muscle and pacing this muscle with a pacemaker), other emerging pacing technology approaches, the Company's Heart Booster, and a variety of small implantable rotary pumps of different designs under active development and evaluation by many separate teams notably in the U.S. and Japan.

STRATEGY

     ABIOMED is a leader in the research and development of mechanical cardiac assist systems. The Company's goal is to develop, manufacture and sell a range of mechanical cardiac assist devices that address the varying needs of a wide range of patients that could benefit from mechanical support. Since its inception in 1981, the Company has been working towards the development of technology for implantable artificial hearts to address the needs of patients facing imminent death due to end-stage, acute and chronic, heart failure. The Company's goal is to be first to the clinic in the U.S. with an implantable total artificial heart. Previously, the Company developed the first advanced cardiac assist device, the BVS temporary artificial heart system, approved by the FDA through the FDA's rigorous pre-market approval ("PMA") process. The Company is also working to develop a Heart Booster to provide permanent support for patients whose quality of life is impaired as a result of heart disease but who are not at risk of imminent death. The Company is pursuing the following strategies to achieve its goals.

     Maintain Technological Leadership. The BVS was the first advanced cardiac assist device to receive FDA PMA approval. Since its introduction, the Company has continued to technically enhance this product and related components. The Company's technological leadership in cardiac assist has also been recognized by the National Heart, Lung and Blood Institute (the "NHLBI) of the National Institutes of Health (the "NIH"). In fiscal 1997, the Company was one of only two companies to be awarded continuing NHLBI funding for the development of a total artificial heart. In October 1995, the Company was also awarded a five year $4.3 million contract to support the research and development of the Heart Booster. The Company intends to continue its focus on developing and enhancing its cardiac support technology to maintain and enhance its leadership in this field.

     Accelerate Development of the TAH. The Company, in addition to funding that it is receiving under its TAH contract with the NHLBI, is committing its own resources to the development of the TAH with a goal of commencing clinical trials by the year 2000. In an effort to achieve this goal, the Company has built a new development and pilot-scale manufacturing facility, and has hired and intends to continue to hire additional personnel dedicated to bringing the TAH to clinical trials and commercialization. Efforts of this group will include increased testing, final design completion, training of clinical centers, interacting with the FDA, and development of product documentation, manufacturing processes and standard operating procedures to achieve GMP and ISO 9001 compliance.

     Increase Domestic BVS Sales.   During fiscal 1997, the Company increased
the size of its domestic sales force and clinical support group. As of May 31, 1997, the Company's BVS sales, clinical support and marketing staff consisted of twenty-eight people. Through the efforts of its sales force, the Company has installed the BVS in approximately half of the largest open heart centers in the U.S., those conducting over 500 open heart operations per year. This growing customer list also serves as an expanding referral base to support further sales of the BVS. The Company's clinical support group provides its installed base of BVS customers with ongoing training in patient selection, BVS use and post-operative care of patients on BVS support. The Company believes the efforts of this group contribute significantly to increasing the number of lives saved by the BVS and increasing usage and reorders of BVS blood pumps.

     Use of Government Contracts and Grants to Fund Technology Research. The Company has typically obtained funding for new technology development from third-parties, primarily through government contracts and grants. The Company commits its own funds if it believes that the scientific risk related to developing a product can be overcome and that there is a sufficient potential market for the product to justify the expense. Based upon this criteria, the Company has committed to use its own funds to complete the development of the TAH to supplement its NHLBI funding of this project. The majority of other products under development by the Company, including the Heart Booster, are currently funded by government contracts.

     Develop Key Relationships. The Company values its relationships with key medical centers, medical opinion leaders and with various government agencies, including the NIH and the FDA, and intends to continue building and enhancing these relationships to support the continued development, commercialization, market penetration and use of its products. These relationships have helped support the Company's development and marketing efforts, provided the Company with significant research and development funding and helped the Company more efficiently address concerns and requirements related to obtaining the necessary regulatory approvals. The Company is working with leading cardiovascular centers and is expanding its collaborative efforts to other leading cardiac and heart transplant centers to begin device and team readiness training and testing of the TAH.

     Increase International Sales.   The Company's primary sales and marketing
focus has been in the U.S. The Company has a limited distributor network in place in certain foreign countries, primarily in Europe. Following the recent success of its initial U.S. market penetration, the Company intends to renew its efforts to expand BVS sales and usage in Europe and other international markets. The Company also intends to use its strengthened international presence to introduce its TAH in selected foreign markets in parallel with the conduct of clinical trials in the U.S., subject to obtaining the necessary foreign and FDA approvals.

     There can be no assurance that the Company will be able to successfully implement any of its strategies on a timely basis, if at all, or that any of the Company's strategies, even if successfully implemented, will enable the Company to achieve its goals. See "Risk Factors."

CARDIAC ASSIST PRODUCTS

     The BVS-5000 Bi-Ventricular Temporary Artificial Heart System. The BVS is a cardiac assist device designed to provide a patient's failing heart with full circulatory assistance as an external temporary artificial heart so that the natural heart is allowed to rest, heal and recover its function. The BVS received FDA pre-market approval in November 1992, allowing the Company to begin marketing the product in the U.S. This approval represented the first time that the FDA had approved a cardiac assist device through the rigorous PMA process. As of May 31, 1997, the BVS continued to be the only cardiac assist device approved by the FDA for post-operative patients in post-cardiotomy shock.

     The BVS is targeted for use in any hospital performing open-chest cardiac surgery (more than 900 hospitals in the U.S.) and is intended for short term use in patients requiring mechanical circulatory support primarily after open-chest cardiac surgery. The system consists of one or two disposable bedside blood pumps connected to a patient's heart. Depending on the patient's needs, these blood pumps provide complete or partial pumping of blood for the left, right or both sides of a patient's heart. Like the natural heart, each pump contains two chambers: an artificial atrium, which fills directly from the natural heart, and an artificial ventricle, which pumps blood back to the body. The BVS blood pump reduces the risk of damaging blood cells by filling passively and continuously by gravity rather than by suction. The BVS blood-contacting pumps are single-use disposable products.

     The BVS is typically used for patients with acute operative complications who do not respond to drug therapies and the partial support provided by intra-aortic balloon pumps. When implanted, the BVS cannulae are sutured directly to the patients' natural heart. The BVS blood pumps operate external to the body, and are driven and controlled by a microprocessor-based console. The console features a simple, easy-to-use, touch-activated control panel. The BVS incorporates a patented closed-loop system that automatically adjusts the pumping rate, like the natural heart. After implantation, the BVS does not require a specially trained technician to constantly monitor or adjust pumping parameters, which can reduce hospital operating costs.

     The BVS is intended to provide temporary heart support to a failing heart allowing it the time to rest, heal and recover its function. Stabilization and recovery of the heart typically occurs in a period of less than one week for patients placed on the BVS. As of May 31, 1997, the longest period that a patient has been on BVS support is 82 days. Although patients whose hearts fail to recover under BVS support may become candidates for transplantation, this is not the intended use of the BVS. Patients supported by the BVS whose hearts do not recover, may also become candidates for the Company's total artificial heart, if and when approved for use.

     The Implantable Total Artificial Heart (TAH). The TAH is a battery-powered implantable artificial heart under development by the Company to address the needs of patients with irreversibly failing hearts who require permanent mechanical circulatory support. The TAH is intended to be a permanent device that replaces the ventricles of a failing human heart, providing the complete left and right side pumping functions of the heart. The Company's design goal has been to develop a TAH which operates well enough to require minimal attention from the patient and effective enough to return a patient to a productive life style. See "Risk Factors -- Uncertainty of Product Development."

     The Company's TAH consists of five primary components: (i) a thoracic unit, or "replacement heart", consisting of two artificial ventricles and associated valves and other components; (ii) an implantable rechargeable battery; (iii) an implantable electronics package for control and diagnostics; (iv) an implantable transcutaneous energy transmission device (which powers the system and allows the internal battery to be recharged without the need of wires penetrating the skin) and a data communication unit; and (v) an external battery pack.

     The Company is one of two scientific teams in the U.S. that has a contract with the NHLBI to develop a battery-powered implantable total artificial heart. In September 1996, as a result of peer-reviewed competitive evaluation process, the Company received an $8.5 million cost-plus-fixed fee four year extension to its TAH research and development contract with the NHLBI. This award follows prior consecutive TAH contract awards from NHLBI of $5.6 million and $4.9 million. The goal of this new contract extension is to bring the TAH to clinical testing as a permanent device. Under a sub-contract from the Company, pre-clinical testing and evaluation of the TAH is being conducted by the Texas Heart Institute. The Company's TAH contract is subject to annual government appropriations and is terminable at the convenience of the government. See "Risk Factors -- Reliance on Government Contracts."

     The Company intends to supplement the funds received from the government for TAH development and testing. The Company's goal is to obtain FDA approval to commence clinical trials of the TAH by the year 2000. There can be no assurance that the Company will be successful in developing the TAH on this schedule, if at all. See "Risk Factors -- Uncertainty of Product Development," "-- Future Capital Needs and Uncertainty of Additional Funding."

     The Heart Booster. The Company is developing the Heart Booster under a five year, $4.3 million contract from the NHLBI awarded to the Company in October 1995. The Heart Booster is intended for use in patients for whom congestive heart failure has resulted in a significant deterioration of their quality of life, but who are not at risk of imminent death. The Company's research and development efforts on this device are focused on cardiac assist technology that, unlike the TAH, LVADs, and rotary pump mini-LVADs, avoids the inherent risks of contact with blood while providing a sufficient level of assistance to the heart to restore an acceptable and active quality of life for these patients. The Heart Booster is being designed to wrap around the heart, similar to cardiomyoplasty, to provide ventricular augmentation without requiring contact with flowing blood, medication or ongoing skin penetration. In a much earlier stage of development than the TAH, the Heart Booster is being designed to use certain drive technologies developed by the Company for the TAH. Columbia Presbyterian Medical Center, located in New York City, is the initial medical center collaborating with the Company on this project for pre-clinical device testing. There can be no assurance that the Company will be successful in developing the Heart Booster. See "Risk Factors -- Uncertainty of Product Development," "-- Reliance on Government Contracts."

     Other Cardiac Technology. In addition to its research in the area of permanent mechanical cardiac assist, the Company is conducting research and development, supported by government funding, on a number of potential products and technologies with applications for cardiac assist or cardiac surgery, including (i) advanced technologies in the area of minimally invasive surgery, such as tissue-welding and vascular welding for the repair of small arteries,
(ii) remote suturing technology, and (iii) other temporary cardiac assist devices including a miniaturized rotary blood pump, a magnetically suspended centrifugal pump and a pediatric cardiac assist pump. The Company had also expended significant resources on developing the SupraCor, a percutaneous catheter-based intra-aortic balloon device designed for use within a patient's ascending aorta. The Company has relegated the SupraCor development program to a low priority and suspended activities on this device to focus its resources on the development of the TAH and Heart Booster products which the Company believe address greater patient needs.

MARKETING AND SALES

     The Company sells the BVS in the U.S. through a direct sales and clinical support staff. As of May 31, 1997, the Company's BVS sales, clinical support and marketing staff included twenty-eight full-time employees. Through the efforts of this sales force, as of May 31, 1997, the BVS has been installed in two hundred fifty medical centers in the U.S. and more than three hundred medical centers throughout the world. In the U.S., medical centers which have purchased that BVS include approximately half of the largest open heart centers (those conducting over 500 open heart operations per year). The Company's growing customer list also serves as an expanding referral base to support further sales of the BVS. The Company supports its customers with its clinical support group. The clinical support group is responsible for training and ongoing support and education of the Company's customers, including training in patient selection, BVS use and post-operative maintenance of patients on BVS support. The Company believes that the efforts of this group have contributed significantly to an increase in the number of lives saved by the BVS and increased usage and reorders of BVS blood pumps. The Company believes that sales of its BVS may be somewhat seasonal, with reduced sales in the summer months, reflecting hospital personnel and physician vacation schedules.

     The Company's primary sales and marketing focus has been in the U.S. The Company has a limited distributor network in place in certain foreign countries, primarily in Europe. This distribution network consists of local distributors that have experience in the marketing, distribution and servicing of other cardiovascular devices. Following the recent success of its initial U.S. market penetration, the Company intends to renew its efforts to expand BVS sales and usage in Europe and other international markets. The Company also intends to use its strengthened international presence to introduce its TAH in selected foreign markets in parallel with the conduct of clinical trials in the U.S., subject to obtaining the necessary foreign and FDA approvals. See "Risk Factors -- International Sales."

COMPETITION

     Competition in the cardiac assist market is intense and subject to rapid technological change and evolving industry requirements and standards. Many of the companies developing or marketing cardiac assist products have substantially greater financial, product development, sales and marketing resources and experience than the Company. These competitors may develop superior products or products of similar quality at the same or lower prices. Moreover, there can be no assurance that improvements in current or new technologies will not make them technically equivalent or superior to the Company's products in addition to providing cost or other advantages. Other advances in medical technology and biotechnology may reduce the size of the potential markets for the Company's products or render those products obsolete. The Company's customers frequently have limited budgets. As a result, the Company's products will also compete against the broad range of medical devices for these limited funds.

     Through May 31, 1997, the FDA had not approved any product other than the BVS for temporary treatment of patients with severely failing but recoverable hearts, the primary approved indication for use of the BVS. Approval by the FDA of products that compete directly with the BVS would increase competitive pricing and other pressures and could adversely affect the Company's revenue and income from sales of the BVS. Although the BVS is the only FDA approved device or system for treatment of reversible cardiac dysfunction, the BVS competes with other devices and technologies, including centrifugal and other continuous flow pumps ("CPs"), intra-aortic balloon pumps ("IABPs"), and certain systems designed for use as a bridge to transplantation or as permanently implantable devices. CPs have low-cost disposables, but the Company believes that the use of these systems is more labor intensive and less clinically effective than the BVS for the longer duration of support intended for BVS use. Moreover, the Company believes that centrifugal pumps are not currently approved for post-operative circulatory support by the FDA. IABPs, often used prior to implantation of the BVS, are capable of providing only partial cardiac assist as compared to the full cardiac assist provided by the BVS. The BVS may also compete with systems that were originally designed to be permanent devices but later adapted for temporary use and with systems approved for temporary "bridge-to-transplantation" support that may be able to help support patients with failing but recoverable hearts after surgery. The Company believes that these devices are more expensive to use and operate than the BVS. Certain of these devices, such as implantable LVADs, provide support to only one side of a failing heart. Some of these devices were also designed or adapted to assist in transplantation rather than for recovery by patients suffering from conditions such as post-cardiotomy shock.

     The Company, in collaboration with the Texas Heart Institute, is one of two development teams in the U.S. receiving NHLBI support for the development of an implantable artificial heart. Pennsylvania State University, in collaboration with 3M Corporation, Inc., is the other development team. Until 1996, Nimbus Medical, Inc., in partnership with the Cleveland Clinic, also received NHLBI support for the development of an artificial heart. Following the termination of NHLBI sponsorship of the Nimbus/Cleveland Clinic effort, Thermocardio Systems, Inc., a manufacturer of LVADs, acquired Nimbus. The Company is also aware of artificial heart technology development efforts in Canada, Europe and Japan supported by government and private funding. The Company's TAH may also compete with implantable LVADs for some patient groups. The Company believes that several companies have begun clinical testing for PMA approval to use these devices for permanent applications as alternatives to transplantation. The Company believes that the TAH, LVADs and mini-VADs generally address the needs of different patient populations, with an overlap for segments of the heart failure population. There can be no assurance that the Company will develop and receive FDA approval to market its TAH on a timely basis, if at all, or that once developed, the TAH will be commercially successful.

THIRD PARTY REIMBURSEMENT

     The Company sells its medical products to physicians and medical institutions who are typically reimbursed for use of such products by government health administration authorities, private health insurers and other organizations. Market acceptance of these products depends in large part on the extent to which reimbursement for the use of such products is available to the physicians and medical institutions. The level of reimbursement provided by U.S. government health agencies, private health insurers and many foreign health care insurance systems varies according to a variety of factors, including the insurer, location, medical procedure classification and cost. For example, Medicare reimburses for the surgical procedures in which the BVS is used, and incrementally reimburses physicians for use of the BVS. However, Medicare does not currently incrementally reimburse medical institutions for use of the BVS. Certain private payer insurance companies provide incremental reimbursement to both physicians and medical institutions. The Company is currently working with the Health Care Finance Administration ("HCFA"), which establishes guidelines for the reimbursement of health care providers treating Medicare and Medicaid patients, to recommend the incremental reimbursement to medical institutions for use of the BVS. In October 1995, a special "ICD-9" code was established by HCFA in an effort by HCFA to more clearly track and evaluate hospital and physician costs associated with the use of the BVS compared to present reimbursement levels. The recommendations of HCFA frequently are also followed by private health care insurance providers. As a result, the Company believes that a HCFA recommendation to reimburse medical centers for the incremental cost of the use of the BVS will be important to promote the more widespread use of the BVS. There can be no assurance that HCFA will approve such additional reimbursement on a timely basis, if at all.

     No reimbursement levels have been established for the Company's products under development, including the TAH and Heart Booster. Generally, reimbursement for the use of such products is not provided until the products are approved by the FDA. There can be no assurance that government health administration authorities or private health insurers will approve reimbursement for the use of these products, if and when approved by the FDA, or that if reimbursement is provided, that the levels of reimbursement will be sufficient to support the widespread use of those products. Failure to obtain adequate reimbursement policies for the use of its products would have a material adverse affect on the Company's business.

MANUFACTURING

     The Company manufactures the BVS console, BVS blood pumps and related accessories. The manufacture of BVS consoles consists primarily of assembly, testing and quality control. The Company purchases the majority of the materials, parts and peripheral components used in the BVS consoles. The Company manufactures certain blood contacting components for the BVS blood pumps, including valves and bladders, from its proprietary Angioflex(R) polymer. The Company is currently experiencing a backlog in sales of its BVS single-use components and has been expanding its manufacturing capacity in an effort to eliminate this backlog. There can be no assurance that the Company will be successful in expanding its manufacturing capacity in a timely manner.

     Certain of the components of the BVS are supplied by sole source vendors or are custom made for the Company. And, suppliers of certain components of the BVS have indicated that they intend to discontinue, or have discontinued, making such components. In addition, certain of these components are supplied from single sources due to quality considerations, costs or constraints imposed by regulatory authorities. There are relatively few additional sources of supply for such components, and the Company may not be able to establish additional or replacement suppliers for such components quickly, if required. Failure of the Company to do so could have a material adverse affect on the Company's business.

     In the past, certain suppliers have announced that, due to government regulation or in an effort to reduce potential product liability exposure, they intend to limit or terminate sales of certain products to the medical industry. Although the Company does not expect any interruption of its current product production due to the lack of available supplies, there can be no assurance that, if such an interruption were to occur, the Company would be able to find suitable alternative supplies at reasonable prices. Similarly, when and if the Company reaches the clinical testing stage of its products under development, it may find that certain components become more difficult to source from outside vendors due to the product liability risk perceived by those vendors. The Company's inability to obtain acceptable components in a timely manner or to find suitable replacements at an acceptable cost would have a material adverse effect on the Company's business. See Risk Factors -- "Dependence on Limited Sources of Supply."

PRODUCT BACKLOG

     Backlog for the Company's BVS, primarily BVS disposable components, totaled approximately $1.0 million as of May 31, 1997. The Company had virtually no product sales backlog as of May 31, 1996. Backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by the customer. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of the Company's net revenues for any future periods.

RESEARCH AND DEVELOPMENT

     The Company has substantial expertise in electro-mechanical systems, cardiac physiology and experimental surgery; blood-material interactions, fluid mechanics and hemodynamics, electronics (hardware and software), plastics processing; lasers and optical physics. The Company's research and development efforts are focused on the development of new products, primarily related to cardiac assist, and the continued enhancement of the BVS and related technologies. The Company's research and development personnel also are involved in establishing protocols, monitoring and submitting test data to the FDA and corresponding foreign regulatory agencies to obtain the necessary clearances and approvals for its products. Cardiac assist products currently under development by the Company include the TAH, the Heart Booster, and a variety of specialized pumps, such as a miniaturized rotary blood pump, a pediatric ventricular assist pump and a magnetically-suspended centrifugal pump. The Company is also developing devices in the area of minimally invasive surgery applications, such as tissue welding and vascular welding for the repair of small arteries.

     The Company generally relies on external funding for its initial research and selectively invests in product development with internal funds, particularly in the later stages of development and testing. As of March 31, 1997, the Company's had a backlog of such external government funding that totaled approximately $10.5 million, where backlog is defined as the total dollar amount remaining under government contracts. This backlog, included $6.7 million remaining under the Company's TAH contract and $3.4 million under its Heart Booster contract, both with the NHLBI. All such government contracts and grants contain provisions making them terminable at the convenience of the government and certain contracts, including the TAH contract and Heart Booster contract, are subject to annual government appropriations. See "Risk Factors--Reliance on Government Contracts."

     During fiscal years ended March 31, 1995, 1996 and 1997, the Company expended $2.5 million, $3.2 million and $3.8 million, respectively, on research and development. Of these amounts, $1.7 million, $2.5 million and $3.2 million, respectively, was expended in connection with externally funded research and product development contracts. The Company retains for itself the royalty-free rights to manufacture and market the products developed under these government contracts and grants. As of May 31, 1997, the Company had forty-eight full-time employees dedicated to research, development and engineering. See "Risk Factors--Key Personnel."

DENTAL PRODUCTS

     The Company, through its wholly owned subsidiary ABIODENT, markets the PerioTemp periodontal screening system (the "PerioTemp") and Halimeter(R) for early detection and assessment of risk of periodontal disease and other sources of halitosis (bad breath). Periodontal disease is an infection caused by the presence of bacteria or other microorganisms in the pockets of the gums which results in inflammation of the gums and, in its most advanced form, the decay of gum tissue, bone deterioration and the loss of teeth. According to published reports, over three quarters of all adults have periodontal disease, with approximately one third of adults 65 years and older having advanced cases of the disease. Less serious, periodontal disease is a cause of chronic halitosis which certain publications estimate to affect up to 25% of the U.S. population.

     The PerioTemp is a tool for use by dentists, periodontists and other dental specialists to instantly detect sites of gum inflammation. The PerioTemp patented technology, developed in part through funding from the National Institute of Dental Research, consists of a book-sized console, containing a microprocessor that is connected to a probe, shaped much like a dentist's probe, with a heat-sensing tip. The device is used in a manner which is consistent with traditional probing but includes an instantaneous display and record of temperature deviations from normal inside the pockets between teeth and the surrounding gum. Gum temperature has been shown, as documented by published sources, to be a reliable indicator of the presence of inflammation, a precursor of periodontal disease. The PerioTemp also allows the clinician to record gum pocket depth and bleeding point information.

     The Company markets the PerioTemp in conjunction with a Halimeter, to provide differential evaluation of the sources of halitosis. The Company purchases the Halimeter from Interscan, Inc., under a distribution arrangement which is exclusive to ABIODENT if ABIODENT meets certain defined sales volume levels.

     ABIODENT markets its dental products with complementary products of others used in preventive and cosmetic dental programs. ABIODENT sells and markets its dental products in the U.S. primarily through its direct sales force, seminars and referrals. Revenues from this subsidiary have represented less than ten percent of the Company's total revenues in all periods presented in this Report. The Company believes that it cannot alone adequately support the investment that the continued growth of its dental business requires and is looking for alternative ways to support its dental business.

     ABIODENT has a pilot production facility for the PerioTemp console and a semi-automated disposable tip production facility which can be expanded to produce larger quantities. Console production consists primarily of assembly, testing and quality control. Parts for the console and materials for the disposable tip are readily available from several supply sources.

PROPRIETARY RIGHTS

     The Company relies upon the law of trade secrets, patent protection and unpatented proprietary know-how to protect its technology. Due to the rapid technological changes that characterize the medical and dental device industries, the Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has received patents and will continue to make efforts to obtain patents, when available, in connection with its research and product development programs, although there can be no assurance that any patent obtained will provide substantial protection or be of commercial benefit to the Company, or that its validity will not be challenged. The Company has been issued or allowed 23 U.S. patents relating to certain of its products, including the BVS and TAH, and has applied for additional patents relating to those and other products in the U.S. The Company has received or applied for corresponding patents in certain other countries. The Company's U.S. patents have expiration dates ranging from 2003 to 2015.

     Certain of the Company's products have been developed in part under Federal government contracts pursuant to which the Company may be required to manufacture a substantial portion of the product in the U.S. and the government may obtain certain rights to use or disclose technical data developed under those contracts. The Company retains the right to obtain patents on any inventions developed under those contracts (subject to a non-exclusive, non-transferable, royalty-free license to the government), provided it follows certain prescribed procedures.

     The Company purchased certain of its technology, including technology incorporated in the BVS, from the Abiomed Limited Partnership (the "Partnership"), in which the Company has a 61.7% interest. As a result of this purchase, the Company is required to pay the Partnership a royalty through August 3, 2000. See Note 7 to the Consolidated Financial Statements.

REGULATION

     The medical (including dental) devices manufactured and marketed by the Company are subject to regulation by the FDA and, in many instances, by foreign governments. Under the Federal Food, Drug and Cosmetic Act (the "FDA Act"), medical devices, including enhancements to existing products, cannot be marketed in the U.S. without clearance or approval, as applicable, by the FDA. Sales of medical devices to foreign countries, prior to receiving the requisite FDA approvals or clearances for commercialization in the U.S., are also subject to clearance by the FDA. Medical devices sold in the U.S. must also be manufactured in compliance with FDA Good Manufacturing Practices, which regulate the design, manufacture, packaging, storage and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research, labeling and post-market reporting. States may also regulate the manufacture, sale and use of medical devices.

     Depending upon the device, commercial sales of the Company's medical devices must be preceded by either FDA pre-market clearance pursuant to Section 510(k) of the FDA Act or FDA approval of a Pre-market Approval ("PMA") Application.

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

     The pre-market approval procedure involves a more complex and lengthy testing and review process by the FDA than the 510(k) pre-market notification procedure. When a company introduces a new product that is considered to be a significant risk device or a life-sustaining device which is not substantially equivalent to a device in use prior to May 28, 1976, two steps of FDA approval are required before marketing in the U.S. can begin. First, the FDA, with an independent protocol review and approval by participating medical institutions, must approve the Company's application for an Investigational Device Exemption ("IDE") permitting clinical evaluation of the product on human subjects under controlled experimental conditions. Second, prior to commercialization within the U.S., the FDA must grant the Company's Pre-market Approval Application. The FDA will grant pre-market approval if it finds that the safety and efficacy of the product have been sufficiently demonstrated through clinical evaluation of the product. The FDA may also require additional patient follow-up as part of a post-market surveillance program for an indefinite period of time.

     In November 1992, the Company received FDA pre-market approval for sale of the BVS for circulatory failure following open-chest surgery. Approval of the BVS represented the first time that the FDA approved a cardiac assist device through the pre-market approval process. The Company also anticipates that it will be required to comply with the pre-market approval process in connection with its development of the TAH and Heart Booster.

     The Company's products are subject to regulation by certain foreign regulatory and safety agencies. The Company has obtained the requisite foreign regulatory approvals for sale of the BVS to many foreign countries, including most of Western Europe, and is seeking regulatory approvals for the BVS in additional countries, including Japan. The Company believes that foreign regulations relating to the manufacture and sale of medical devices are becoming more stringent. The European Union has adopted regulations requiring that medical devices comply with the Medical Device Directive by June 15, 1998, which includes ISO-9001 and product certification. The Company's BVS currently has a self-declared CE mark for compliance with the European Union's Electro-Magnetic Compatibility (EMC) Directive, and has German MedGV approval, but is not yet certified for ISO-9001 compliance. The Company is working to obtain ISO-9001 certification for its BVS facility. There can be no assurance that the Company will obtain this certification in a timely manner, if at all. Unless ISO and CE certification are obtained, the Company may not be able to sell its BVS product into the European Union.

     No assurance can be given that the FDA or foreign regulatory agencies will give the requisite approvals or clearances for any of the Company's products or product enhancements under development on a timely basis, if at all. Moreover, after permission is granted, these agencies can later withdraw permission or require the Company to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical or dental device, if it is shown to be hazardous or defective. See "Risk Factors -- Government Regulation."

EMPLOYEES

     As of May 31, 1997, the Company had one hundred thirty-eight full-time employees. The Company has entered into contractual agreements with all of its employees which include strict confidentiality and non-compete commitments by each employee. None of the Company's employees is represented by a union. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES

   The senior management of the Company consists of the following:

           NAME              AGE                     POSITION
           ----              ---                     --------

David M. Lederman, Ph.D.*     53  Chairman of the Board of Directors, President
                                  Chief Executive Officer and Assistant
                                  Treasurer

Robert T.V. Kung, Ph.D.*      53  Senior Vice President-Research and
                                  Development, Assistant Secretary

Eugene D. Rabe *              41  Vice President - Global Sales and Clinical
                                  Programs

John F. Thero *               36  Vice President - Finance, Chief Financial
                                  Officer, Treasurer and Asst. Secretary

Anthony W. Bailey             41  Vice President - Engineering



William J. Bolt               45  Vice President (in charge of ABIODENT)

David Nikka                   42  Vice President - Resources and Administration

Janice Piasecki               43  Vice President - Regulatory Affairs

Edward G. Taylor, Ph.D.       46  Vice President - Advanced Product Development
                                  -Program Director, Implantable Artificial
                                  Heart
 (*)  Executive Officer.

     Dr. Lederman founded the Company in 1981, has served as Chairman of the Board and Chief Executive Officer since that time, and as President for the majority of that time to date. Dr. Lederman has directed the financing strategy of the Company since its founding. Prior to founding ABIOMED, he was Chairman of the Medical Research group at the Everett Subsidiary of Avco Corporation. He originated the design and development of ABIOMED's artificial heart blood pumps and their valves; has authored over 40 medical publications, is a member of numerous medical and scientific professional organizations and has been a frequent speaker in forums on cardiac support systems and on the financing and commercialization of advanced medical technology. Dr. Lederman received a Ph.D. degree in Aerospace Engineering from Cornell University.

     Dr. Kung has served as Vice President of Research and Development of the Company since 1987. From 1982 to 1987, he served as Chief Scientist of the Company. Since 1993, Dr. Kung has served as the Divisional President of the Company's subsidiary, ABIOMED R&D, Inc., and since 1995 as Senior Vice President of the Company. Prior to joining ABIOMED, he was a Principal Research Scientist at Schafer Associates and at the Avco Everett Research Laboratory. He developed non-linear optical techniques for laser applications and investigated physical and chemical phenomena in re-entry physics. Dr. Kung has been Principal Investigator for the Company's TAH and Heart Booster programs and has conceived of and directed the development of the Company's laser-based minimally invasive technologies, as well as the PerioTemp. Dr. Kung received a Ph.D. degree in Physical Chemistry from Cornell University.

  Mr. Rabe joined the Company in 1993, as its Vice-President for Sales. In 1996, he assumed responsibility for all domestic sales, clinical and field support. Recently he was promoted to Vice-President Sales and Clinical recently promoted to Vice-President, Global Sales and Clinical Programs. Prior to joining ABIOMED, he was Vice-President, Sales and Marketing for Endosonics Corporation before which he was a Sales Manager for St. Jude Medical, Inc. He has been involved in the sales and marketing of cardiovascular/cardiological devices for over ten years. Mr. Rabe received a Bachelor's degree from St. Cloud State University and his MBA from the University of California.

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

   Mr. Bailey joined the Company in 1997 to lead the Electronics System Development of the Implantable Artificial Heart Program and is currently Vice President - Engineering. Prior to joining ABIOMED, during 1987 to 1997, Mr. Bailey was Vice President and General Manager for Pace Medical, Inc., a manufacturer of external pacemakers, rhythm management analyzers and accessories. From 1982 to 1987, he was Manager of Design and Development at Shiley Infusaid, Inc., a manufacturer of implantable drug pumps and infusion ports. Prior to that, Mr. Bailey served in various Engineering functions with manufacturers of implantable pacemakers, data acquisition and control systems and medical monitoring equipment. Mr. Bailey received his Bachelor's degree from University of Lowell in 1986.

     Mr. Bolt joined the Company in 1982. Since that time, he has served in various roles, from Director of Operations to Vice President of Engineering and was the engineer in-charge when the BVS and PerioTemp systems were developed. He is presently responsible for the operations of ABIODENT, including dental product sales, marketing, manufacturing and engineering support. Mr. Bolt received a Bachelor's degree in Electrical Engineering and a Masters degree in Business Administration from Northeastern University.

     Ms. Piasecki joined the Company in 1991 as Manager of Clinical Research and Regulatory Affairs. In this role she has worked extensively on PMA submissions for the BVS which led to FDA approvals. She was promoted to Vice-President, Regulatory Affairs in 1994. Prior to joining ABIOMED, she held position of Investigator for the U.S. Food and Drug Administration and Manager of Regulatory Affairs for C.R. Bard. Ms. Piasecki received her B.S. degree in Biology and Chemistry from Boston College.

     Mr. Nikka joined the Company in 1997 as its Vice President - Resources and Administration. Prior to joining ABIOMED, he was Vice President, Human Resources from 1991-1997 for Genzyme Genetics, Director of Human Resources from 1989 - 1991 for Genzyme Corporation and Director of Human Resources for Integrated Genetics from 1986 - 1989. Mr. Nikka received his Bachelor Degree from Boston University. Mr. Nikka is past Chairperson of both the BIO and the Massachusetts Biotechnology Council Human Resource Committees.

     Dr. Taylor joined the Company at the end of 1996 as Director of the Artificial Heart Program. Prior to joining ABIOMED, Dr. Taylor worked in the U.S. Air Force from 1972 to 1996 where he attained the rank of Colonel and was most recently the Program Director for the Airborne Warning and Control System (AWACS) in the U.S., Europe and Japan. Previously he had directed high technology research and development of nationally significant defense programs, including self-protection avionics for Air Force One. He was also involved in the launch and operation of reconnaissance and communication satellites. Dr. Taylor holds a Bachelor's degree from the Illinois Institute of Technology, a Master's degree from the Air Force Institute of Technology and a Ph.D. degree in Estimation and Control from the Massachusetts Institute of Technology.

ITEM 2.  PROPERTIES

     The Company leases its headquarters and research and development and production facilities in three separate buildings in an industrial office park covering approximately 55,000 square feet. The addresses of these leased spaces are 33 Cherry Hill Drive and 24 Cherry Hill Drive in Danvers, Massachusetts and 66 Cherry Hill Drive in Beverly, Massachusetts. All facilities are located approximately 22 miles north of Boston. The leases at the primary facility, representing 23,000 square feet, expire in April, 2000. All leases have options to extend at market rates.

     The Company's facilities include fabrication areas for medical and dental device manufacturing, and development facilities for laboratory and durability testing of plastics and electronics. The Company has begun improving approximately 18,000 square feet of this space to better accommodate its BVS growth and to allow for expanded engineering, production and testing relating to the TAH.

     The Company's facilities include fabrication areas for medical and dental device manufacture, and development facilities for laboratory and durability testing of plastics and electronics.

ITEM 3.  LEGAL PROCEEDINGS

     ABIOMED is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET PRICE

     The Company's Common Stock, $.01 par value, is traded on the Nasdaq National Market under the symbol "ABMD". The following table sets forth the range of high and low sales prices on the Nasdaq National Market for the Company's two most recent fiscal years:

FISCAL YEAR ENDED MARCH 31, 1996     HIGH    LOW
----------------------------------  ------  ------

First Quarter.....................  9        6
Second Quarter....................  13-1/4   6-7/8
Third Quarter.....................  16       8-3/4
Fourth Quarter....................  15-1/4  11-1/2

FISCAL YEAR ENDED MARCH 31, 1997     HIGH    LOW
----------------------------------  ------  ------

First Quarter.....................  18      12-1/2
Second Quarter....................  18-1/4  10-1/8
Third Quarter.....................  18-1/4  11-1/2
Fourth Quarter....................  13-1/4   9-1/2

NUMBER OF STOCKHOLDERS

     As of March 31, 1997, there were approximately 342 holders of record of the Company's Common Stock, including multiple beneficial holders at depositories, banks and brokers included as a single holder in the single street name of each respective depository, bank or broker.

DIVIDENDS

     The Company has never paid any cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. The current policy of the Company's Board of Directors is to retain any future earnings for use in the business of the Company.

SALES OF UNREGISTERED SECURITIES

     In January 1997, the Company issued 400 shares of its Common Stock to each of its five non-employee directors as partial consideration for services rendered to the Company. The issuance of the shares was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)


STATEMENT OF OPERATIONS DATA:                     FISCAL YEARS ENDED MARCH 31,
                                       -------------------------------------------------
                                         1993       1994      1995      1996      1997
                                       ---------  --------  --------  --------  --------
Revenues:
  Products..........................   $  1,709   $ 4,648   $ 6,893   $ 9,725    $12,311
  Contracts.........................      1,736     2,027     2,337     3,118      4,151
                                       --------   -------   -------   -------    -------
                                          3,445     6,675     9,230    12,843     16,462
Costs and expenses:
  Cost of products sold.............      2,043     2,211     3,289     3,921      5,361
  Cost of Contract research and
     development....................      1,283     1,517     1,718     2,457      3,233
  Internal research and development         814       914       747       761        600
  Selling, marketing, general and
    administrative..................      3,803     4,553     4,278     5,741      7,068
                                       --------   -------   -------   -------    -------
                                          7,942     9,195    10,032    12,880     16,262
                                       --------   -------   -------   -------    -------
Income (loss) before interest and
  provision for income taxes........     (4,497)   (2,519)     (801)      (37)       200

  Interest and other income.........        603       537       449       528        535
  Provision for income taxes........        ---       ---       ---       ---        ---
                                       --------   -------   -------   -------    -------
Net income (loss)...................   $( 3,893)  $(1,983)  $(  352)  $   491    $   735
                                       ========   =======   =======   =======    =======
Net income (loss) per share             $( 0.60)   $(0.31)   $(0.05)    $0.07      $0.10
                                       ========   =======   =======   =======    =======
Weighted average number of common
  and common equivalent shares
  outstanding.......................      6,441     6,461     6,512     6,995      7,162

BALANCE SHEET DATA:                                             MARCH 31,
                                       -------------------------------------------------
                                          1993      1994      1995      1996       1997
                                       --------   -------   -------   -------    -------

Working capital                        $ 10,727   $ 6,043   $ 6,304   $12,735    $12,850
Long-term investments                     4,307     7,219     6,533       ---        ---
Total assets                             17,504    15,426    14,730    16,209     18,547
Long-term debt                            3,820     3,773       ---       ---        ---
Stockholders' equity (1)                 12,460    10,589    13,305    13,945     15,225

--------------------
(1) No dividends on Common Stock were declared or paid during any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data," the Company's Consolidated Financial Statements and Notes thereto and the information described under the caption "Risk Factors" below.

OVERVIEW

     The operating results of ABIOMED reflect the dual activities of commercial operations and investments in the research and development of new technologies.

     Since fiscal 1994, the first full year marketing the BVS in the U.S., increasing new orders and reorders of the BVS have made product revenues the largest contributor to the Company's operating results. The Company sells and supports the BVS through a team of domestic sales, clinical support and marketing people consisting of twenty-eight people. The Company believes that this team and the effectiveness of the BVS in saving lives are the primary reasons for increases in product revenues in each of its first four years of domestic sales of the BVS.

     Research and development of new technologies and products is a significant portion of ABIOMED's operations. Total research and development costs, including costs of research and development under government contracts, have increased in each of the past three years. In each of these years, the Company's research and development costs have exceeded 30% of product revenues.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues represented by the respective line items set forth below of the Company's consolidated statement of operations set forth below:


                                               YEAR ENDED MARCH 31,
                                          -----------------------------
                                          1995      1996        1997
                                          -----  ----------  ----------
Revenues:                                  100%        100%        100%
   Products..............................   75          76          75
   Contracts.............................   25          24          25
Costs and expenses:
   Cost of products sold.................   36          31          33
   Cost of contract research and
    development..........................   19          19          20
   Internal research and development.....    8           6           4
   Selling, marketing, general and
    administrative.......................   46          45          43
                                          ----        ----        ----
     Total costs and operating expenses..  109         100          99

Income from operations                      (9)          0           1
   Interest income and other.............    5           4           3
   Provision for income taxes............    -           -           -
                                          ----        ----        ----
Net income (loss)........................   (4)%         4%          4%
                                          ====        ====        ====


NET INCOME (LOSS)

     Net income and income per share increased to $735,000 and $0.10 for the year ended March 31, 1997 ("fiscal 1997") from $491,000 and $0.07 in fiscal 1996 and from a net loss and net loss per share of $352,000 and $0.05 in fiscal 1995. These increases primarily reflect increased revenues.

REVENUES

     Consolidated total revenues, excluding interest income, for fiscal 1997 rose to a record $16,462,000 as compared to $12,843,000 in fiscal 1996 and $9,230,000 in fiscal 1995. This represents increases of 28% and 39% for fiscal 1997 and 1996 respectively.

     Product revenues increased to $12,311,000 in fiscal 1997 from $9,725,000 in fiscal 1996, and $6,893,000 in fiscal 1995. The 27% and 41% product revenue increases in fiscal 1997 and 1996, respectively, were primarily attributable to growing US unit sales of the BVS consoles and disposable products, including increased blood pump reorders, and to increased average selling prices of BVS consoles and disposable products. At March 31, 1997, the Company's product backlog totaled approximately $1,006,000.

     The majority of the Company's product revenues in the last three years have been to US customers. International revenues represented 7%, 9% and 13% of total product revenues in fiscal 1997, 1996 and 1995 respectively. The Company's product revenues from its dental business, ABIODENT, increased in fiscal 1997 but were less than 10% of total product revenues.

     Contract revenues increased to $4,151,000 in fiscal 1997 from $3,118,000 in fiscal 1996 and $2,338,000 in fiscal 1995, representing increases of 33% for both fiscal 1997 and 1996. Contract revenues are based upon cost reimbursement and, therefore, these increases are reflective of the increased level of the Company's research and development activities in each year.

     The majority of the Company's contract revenues, approximately 59% in fiscal 1997, was recognized in connection with the research and development for the Company's implantable battery-operated Total Artificial Heart (TAH). The TAH revenue was earned under a two phase contract totaling approximately $13.4 million awarded by the National Heart, Lung and Blood Institute (NHLBI). Phase I of the contract ended in September 1996. Phase II of the contract was awarded in September 1996 with a total value of $8.5 million over four years. The Funding for the Company's government research and development contracts is subject to government appropriation. For the first year of the TAH contract, $2.7 million was appropriated by the government. As of March 31, 1997, the remaining balance of the TAH contract and the remaining balance of appropriated funds under this contract were approximately $6.7 million and $876,000, respectively. There can be no assurance that the government will not terminate or reduce or delay the funding for any of the Company's contracts. The Company's spending for TAH development has increased in each of the past two years and the Company anticipates that this spending will further increase in Fiscal 1998. The Company also believes that its spending under the TAH contract will exceed the remaining appropriated balance under this contract during its first quarter of fiscal 1998 (the quarter ending June 30, 1997) and that no further amounts will be appropriated for the TAH contract prior to October 1, 1997. As a result of the Company's increasing and significant spending levels for the TAH combined with the timing of government appropriations under the Company's TAH contract, the Company anticipates that in coming fiscal quarters, including the first quarter of fiscal 1998, its spending for TAH development will exceed the appropriated reimbursement and revenue levels available under the TAH contract for those fiscal quarters. The Company believes that certain of these TAH costs may be reimbursable under the TAH contract in and when such additional appropriation is received but that total TAH expenses for fiscal 1998 will likely exceed the amount appropriated for the fiscal year. See Risk Factors -- "Reliance on Government Contracts."

     At March 31, 1997 the Company was working on a number of contracts and grants representing a total contract and grant backlog of approximately $10.5 million compared to a contract and grant backlog of approximately $11.8 million as of March 31, 1996. Of this March 31, 1997 backlog, approximately $6.7 million is in support of phase II of the TAH and approximately $3.4 million is for continued research and development of the implantable heart booster. All such government contracts contain provisions making them terminable at the convenience of the government. The Company retains the rights, royalty-free and clear, to manufacture and market the products developed under these government contracts and grants.


COSTS AND EXPENSES:

     Costs and expenses for fiscal 1997 increased to $16,262,000 compared to $12,880,000 and $10,032,000 in fiscal 1996 and 1995 respectively, representing increases of 26% and 28% for fiscal 1997 and 1996. These increases in fiscal 1997 and 1996 primarily reflect increased costs related to product sales, increased activity related to research and development grants and contracts and increased sales and marketing expenses to support increased revenues.

     Cost of product revenues represented approximately 44%, 40% and 48% of product revenues for fiscal 1997, 1996 and 1995, respectively. The decrease in gross margins experienced in fiscal 1997 as compared to fiscal 1996 is primarily attributable the mix of product sold, with a higher proportion of revenues derived from BVS consoles sold in fiscal 1997 compared to fiscal 1996, and to increased costs of production of the disposable blood pump, including approximately $200,000 in direct costs and other indirect costs related to the Company's voluntary recall during the third quarter of fiscal 1997 of certain production lots of disposable BVS blood pumps.

     Cost of research and development increased to approximately $3,833,000 in fiscal 1997 compared to $3,218,000 and $2,465,000 in fiscal 1996 and 1995, respectively. These increases reflect increased activity under research and development contracts and grants which are billed on a cost-plus-fixed-fee basis. Costs of internal research and development primarily relate to continued engineering support and improvement of existing products as well as regulatory support for all products. The Company anticipates that its spending for research and development will continue to increase, particularly as it relates to the TAH. In certain periods, as discussed above, this spending is likely to exceed the government appropriated balance under the TAH contract from the NHLBI. The Company also believes that, at it moves closer to the development of the TAH as a product, an increasing portion of the Company's TAH spending will be funded internally. Such TAH spending outside the TAH contract or in excess of the appropriated amount under the TAH contract is likely to be significant.

     Selling, general and administrative expenses (SG&A) increased to approximately $7,068,000 in fiscal 1997 from $5,741,000 and $4,278,000 in fiscal 1996 and fiscal 1995, respectively. These increases primarily reflect increased costs associated with higher sales revenues, including the expansion of the U.S. based sales team and clinical post-sales support personnel.

INTEREST AND OTHER REVENUES AND EXPENSES:

     Interest income, net of interest and other expenses, totaled approximately $535,000, $528,000 and $449,000, for fiscal 1997, 1996 and 1995, respectively, and primarily represents income earned on short-term investments.

LIQUIDITY AND CAPITAL RESOURCES:

     As of March 31, 1997, the Company's balance sheet included approximately $9,361,000 in cash and marketable securities, a decrease of $1,286,000 over the Company's $10,647,000 balance of cash and marketable securities at March 31, 1996. This decrease primarily reflects the Company's investment in equipment and leasehold improvements of approximately $1,594,000 and approximately $237,000 used in operations, partially offset by approximately $545,000 in proceeds from the exercise of employee stock options. The March 31, 1997 cash and marketable securities balance includes approximately $1,617,000 in cash and $7,744,000 in investments all with maturities of less than one year. Working capital increased from approximately $12,735,000 at March 31, 1996 to approximately $12,850,000 at March 31, 1997.

     The primary operating sources of cash during fiscal 1997 were net income of approximately $735,000, depreciation and amortization expenses of approximately $430,000, an increase in accounts payable of approximately $511,000 and an increase in accrued expenses of approximately $545,000. These sources of cash were offset by an increase in accounts receivable of approximately $2,210,000, an increase in inventory of approximately $167,000 and an increase in prepaid expenses and other current assets of approximately $81,000. The increase in accounts receivable is attributable to increased revenues and extended collection periods for certain accounts. The increase in accounts payable is primarily attributed to increased purchases and timing of purchases of direct materi-als and capital equipment for manufacturing and R&D.

     Net cash used by investing activities is primarily attributable to approximately $1,594,000 of purchases of capital equipment and leasehold improvements for manufacturing and R&D.

     As of March 31, 1997 the Company had no borrowings or other debt. The Company has a $3,000,000 unsecured line of credit from a bank which expires September 1997. The line of credit, if used, bears interest at the banks prime rate.

     Although the Company does not currently have significant capital commitments, the Company believes that it will continue to make significant investments over the next several years to support the development and commercialization of its products under development. In particular, the Company has begun to increase its development and testing efforts related to its TAH. The Company believes that the total cost of developing and commercializing the TAH will exceed the amount available under its existing government contract and that additional funding will be needed for this development and commercialization. The Company is evaluating alternative sources of funding to address this need. The Company believes that its revenues and its existing resources are sufficient to meet its operating needs for the current fiscal year. See Risk Factors -- "Future Capital Needs and Uncertainty of Additional Funding."

RISK FACTORS

     This Report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Report.

     Uncertainty of Product Development. The Company has developed and markets a limited number of products and believes that its future success will in large part be dependent upon its ability to develop and market innovative new products, such as the TAH and Heart Booster. The successful development of these products presents enormous challenges. The TAH, which is being designed to take over the function of a human heart, and the Heart Booster, which is being designed to provide permanent support to an ailing heart, must demonstrate that they can operate effectively and reliably within a patient over an extended period. For many years, the Company and others have been attempting to develop mechanical products that meet these needs and have not yet been successful. Initial testing of the TAH, Heart Booster and other products being developed by the Company will be conducted in simulated environments before they are tested in humans. Until the products have been clinically assessed there can be no assurance that any of these products will perform as expected in humans. In addition, the Company's product development will include all other risks associated with new product development, including unanticipated delays, expenses, technical problems or other difficulties that could result in the abandonment or substantial change in the commercialization of these new products. Successful development of these products will also require FDA and corresponding foreign regulatory approvals. Given the uncertainties inherent with product development and introduction, there can be no assurance that the Company will be successful in introducing products on a timely basis and within budget, if at all.

     Government Regulation. Medical devices, including enhancements to existing medical products, cannot be marketed in the U.S. without clearance or approval by the FDA. Medical devices sold in the U.S. must also be manufactured in compliance with FDA Good Manufacturing Practices, which regulate the design, manufacture, packaging, storage and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research, labeling and post-market reporting. States may also regulate the manufacture, sale and use of medical devices. The Company's products are also subject to approval and regulation by certain foreign regulatory and safety agencies. The process of obtaining and maintaining clearances and approvals can be costly and time-consuming. The Company believes that regulatory oversight of medical devices is becoming more stringent in many foreign countries. Beginning June 15, 1998, in accordance with regulations of the European Union, in order for medical devices to be marketed in Europe, the product and the manufacturer must comply with the Medical Device Directive which includes ISO-9001 and product compliance. The BVS and the Company currently do not meet this requirement and there can be no assurance that the BVS or the Company will be in compliance by June 15, 1998. Many manufacturers of medical devices, including the Company, have often relied on foreign markets for the initial commercial introduction of their products. The more strict foreign regulatory environment could make it more difficult, costly and time consuming for the Company to pursue this strategy for new products. Moreover, any FDA, foreign or state regulatory approvals or clearances, once obtained, can be withdrawn or modified. Delay in the Company obtaining, or inability of the Company to obtain and maintain, any necessary U.S. or foreign clearances or approvals for new or existing products or product enhancements, or cost overruns resulting from these regulatory requirements, could have a material adverse effect on the Company's business and prospects.

     Anticipated Future Losses. The Company plans to use significant resources to internally fund the development of the TAH in amounts significantly in excess of the funding under the Company's NHLBI development contract. As a result, the Company believes that it may again incur losses. The amount and duration of these losses will depend upon a number of factors, including the Company's ability to increase sales and profitability of its present products, to develop and obtain regulatory approvals for new products and product enhancements, to successfully manufacture and market these new products and enhancements, the timing and extent of the Company's spending related to product development and the timing of government appropriations related to the Company's NHLBI contracts. The Company anticipates that it spending under its NHLBI contract to develop the TAH will, beginning in the first quarter of fiscal 1998, exceed the amount which the government has currently appropriated for that contract. There can be no assurance that the government will appropriate the additional annual amounts scheduled under the NHLBI contract for the TAH.

     Future Capital Needs and Uncertainty of Additional Funding. The Company is working on the research and development of several long-term products. The Company has stepped-up its development of these products, particularly the TAH, which will result in significantly increased internally funded research and development expenditures, including costs of clinical trials. The Company estimates that it will require significant additional funds in order to complete the development and achieve FDA approval of the TAH. Generally, estimates of long-term project costs are extremely imprecise and cost overruns are common.
As a result, there can be no assurance that the Company will not require significantly more resources to complete the development of the TAH or any of its other products. The Company plans to fund this effort through a combination of its NHLBI TAH development contract, existing resources, sales of securities and cash flow from sales of its existing products. Even if the Company does not experience cost overruns, there can be no assurance that the Company will be able to obtain sufficient funds to complete the development of the TAH or any other product. Moreover, the Company may require additional funds to commence the manufacture and marketing of the TAH or any of the Company's other products under development in commercial quantities, if and when approved or cleared by the FDA. Failure of the Company to obtain any required additional funding could delay product development and otherwise materially and adversely affect the business of the Company. There can be no assurance that that the Company would be able to obtain additional funding on favorable terms, if at all.

     Substantial Reliance on BVS Product Line; Early Stage of BVS Market Development. In the fiscal 1997, sales of the BVS and related products and services represented more than ninety percent of the Company's product revenues. The Company believes that this dependence on the BVS product line is likely to continue for at least the next several years, until the Company is able to complete development and successfully market one or more of its other products under development. The market for the BVS continues to be in the early stage of development. The Company has initially focused its marketing efforts on larger medical centers and hospitals, and has expended substantial efforts in educating and training physicians, technicians and nurses at those centers and hospitals in the use of the device. The continued commercial success of the BVS will be dependent upon both the Company's ability to sell the BVS to smaller hospitals and medical centers, which generally have more limited financial resources, and the increase of the use of the BVS at those medical centers and hospitals which have purchased the systems. There can be no assurance that the Company will be successful in marketing the BVS. Failure of the Company to expand the market for and use of the BVS could have a material adverse affect on its business and prospects.

     Markets for Products under Development Unproven. Most of the Company's products under development, including the TAH and Heart Booster, are targeting new and unproven markets. As a result, it is likely that the Company's evaluation of the potential markets for these products will materially vary with time. In addition, the effective use of these products will likely require development of new surgical techniques by well-trained physicians, which will initially limit the market for the Company's products. The timing and amount of reimbursement by health care insurers for the use of these products, once developed, will also have a significant impact on the market for these products. Other companies may also introduce products which will compete with these products, reduce the market for these products, or render these products obsolete. There can be no assurance that the Company will be able to market any of its products under development successfully, if and when these products are developed. Failure to do so would have a material adverse effect on the Company's business and prospects.

     Dependence on Third Party Reimbursement. The Company sells its medical products to physicians and medical institutions who are typically reimbursed for use of such products by government health administration authorities, private health insurers and other organizations. Market acceptance of these products depends in large part on the extent to which reimbursement for the use of such products is available to the physicians and medical institutions. The level of reimbursement provided by U.S. government health agencies, private health insurers and many foreign health care insurance systems varies according to a variety of factors, including the insurer, location, medical procedure classification and cost. For example, Medicare reimburses for the surgical procedures in which the BVS is used, and incrementally reimburses physicians for use of the BVS. However, Medicare does not incrementally reimburse medical institutions for use of the BVS. Certain private payer insurance companies provide incremental reimbursement to both physicians and medical institutions. The Company is currently working with the Health Care Finance Administration ("HCFA"), which establishes guidelines for the reimbursement of health care providers treating Medicare and Medicaid patients, to recommend the incremental reimbursement of medical institutions for use of the BVS. The recommendations of HCFA frequently are also followed by private health care insurance providers. As a result, the Company believes that a HCFA recommendation to reimburse medical centers for the incremental cost of the use of the BVS will be important to promote the more widespread use of the BVS. There can be no assurance that HCFA will approve such additional reimbursement on a timely basis, if at all.

     No reimbursement levels have been established for most of the Company's products being developed, including the TAH and Heart Booster. Generally, reimbursement for the use of such products is not provided until the products are approved by the FDA. There can be no assurance that government health administration authorities or private health insurers will approve reimbursement for the use of these products, if and when approved by the FDA, or that if reimbursement is provided, that the levels of reimbursement will be sufficient to support the widespread use of those products. Failure to obtain adequate reimbursement policies for the use of its products would have a material adverse affect on the Company's business.

     Uncertainty of Health Care Reform. Health care reform and medical cost containment have been areas of significant attention in the U.S. and many foreign countries. Certain reform proposals and cost containment measures could limit the use of the Company's products or reduce reimbursement available for such use. As a result, such reforms or cost containment measures could materially and adversely affect sales of the Company's products. Uncertainty in the medical community regarding the nature and effect of proposed health care reforms and cost containment measures may also have a material adverse effect on purchases of the Company's products.

     Fluctuations and Unpredictability of Operating Results. Significant annual and quarterly fluctuations in the Company's results of operations may be caused by, among other factors, the overall state of health care and cost containment efforts, economic conditions in the Company's markets, the expense and timing of the Company's development efforts for a particular product or product enhancement, the potential need to recall or rework product from time-to-time, timing of government appropriations related to research contracts and grants, changes in insurance reimbursement policies for the Company's products, the timing of expenditures in anticipation of future sales, variations in the Company's product mix and component costs, the timing of customer orders, adjustments of delivery schedules to accommodate customers, inventory levels of products at customers (including inventory at distributors), changes in the government's funding policies under the Company's existing contracts, pricing and other competitive conditions, and the timing of the announcement, introduction and delivery of new products and product enhancements by the Company and its competitors. Customers may also cancel or reschedule shipments, and production difficulties could delay shipments. Relatively few BVS system sales comprise a significant portion of the Company's product revenues in each quarter. Therefore, small variations in the number of systems sold have a significant effect on the Company's results of operations. The Company also believes that sales of its BVS may be somewhat seasonal, with reduced sales in the Summer months, reflecting hospital personnel and physician vacation schedules. Beginning in fiscal 1998, the Company anticipates potentially significant quarterly and annual fluctuations in contract revenues and research and development costs associated with its TAH development due to the need for additional government appropriations under the NHLBI contract and to increased levels of Company spending. The Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     Reliance on Government Contracts. The Company often relies on external funding for its basic research and development, primarily through government research contracts and grants. Such funding has been responsible for the initial development of the majority of the Company's current products and products under development. In particular, in September 1996, the Company was awarded by the NHLBI a four year $8.5 million extension to its contract for development of the total artificial heart, and in October 1995 the Company was awarded a five year $4.3 million contract from the NHLBI for development of the Company's Heart Booster. As of March 31, 1997, the Company's total backlog of government contracts and grants was $10.5 million. Such contracts and grants are not expected to be sufficient to bring the underlying products to market and for certain products, including the total artificial heart, the cost of product development in excess of the contract value is expected to be significant. The Company anticipates that it will continue to seek government contracts and grants to support development efforts. Funding for the Company's government research and development contracts is subject to government appropriation, and all of these contracts contain provisions which make them terminable at the convenience of the government. Although the Company has not experienced reductions, delays or termination of funding of its government contracts, recent concerns over the federal budget deficit has resulted in the decrease or delays in funding and termination of other government contracts and program. There can be no assurance that the government will not terminate or reduce or delay the funding for any of the Company's contracts. In addition, there can be no assurance that the Company will be successful in obtaining any new government contracts or further extensions to existing contracts. A significant delay or reduction of funding under the Company's government contracts could have a material adverse effect on the Company's business and prospects.

     Potential Inadequacy of Product Liability Insurance. The Company's business involves the risk of product liability claims inherent in the manufacture and marketing of life support systems. There are many factors beyond the control of the Company that could result in the failure of the BVS to sustain the life of a patient, the most important of which is the condition of the patient prior to the use of the product. As a result, many of the patients using the BVS do not survive. In addition, the effectiveness of the Company's products could be adversely affected by the reliability of the physicians, nurses and technicians using and monitoring the use of the product, and the maintenance of the product by the Company's customers. The failure of the BVS or any other life support system under development by the Company to save a life could give rise to product liability claims and result in negative publicity that could have a material adverse effect on the Company's business. The Company currently maintains product liability insurance with an aggregate coverage limit of $21 million per year, subject to certain deductibles and exclusions. There can be no assurance that this insurance will be sufficient to protect the Company from product liability claims, or that product liability insurance will continue to be available to the Company at a reasonable cost, if at all.

     The risk of product liability claims against the Company may increase as the Company introduces new products under development, particularly products such as the TAH and Heart Booster intended for permanent life support. The TAH is being designed to support patients for their entire remaining lives; until either the TAH ceases to work or is stopped due to failure of another vital organ. As with all mechanical devices, the TAH will have a finite life. Despite the Company's best efforts to develop a reliable, zero-defect, high-quality TAH, the eventual failure of the TAH could give rise to product liability claims, regardless of whether the TAH has extended or improved the quality of the patient's life beyond that expected without the use of the TAH. The Heart Booster, if developed, will result in similar product liability risk. As a result of the additional product liability risks that will be associated with the TAH, Heart Booster and other products under development by the Company, there can be no assurance that the Company will be able to secure product liability insurance for these products, when and if developed, or that such insurance will be available in sufficient quantities to protect the Company at an acceptable cost. The failure of the Company to be able to obtain adequate product liability insurance, if any, for these products could have a material adverse effect on its business.

     Dependence on Limited Sources of Supply. The Company relies on outside vendors to supply certain components used in the BVS and in its products under development. Certain of the components of the BVS are supplied by sole source vendors or are custom made for the Company. And, suppliers of certain components of the BVS have indicated that they intend to discontinue, or have discontinued, making such components. In addition, certain of these components are supplied from single sources due to quality considerations, costs or constraints imposed by regulatory authorities. There are relatively few additional sources of supply for such components and establishing additional or replacement suppliers for such components cannot be accomplished quickly. In the past, certain suppliers have announced that, due to government regulation or in an effort to reduce potential product liability exposure, they intend to limit or terminate sales of certain products to the medical industry. Although the Company does not expect any interruption of its current product production due to the lack of available supplies, there can be no assurances that, if such an interruption were to occur, the Company would be able to find suitable alternative supplies at reasonable prices. Similarly, when and if the Company reaches the clinical testing stage of its products under development, it may find that certain components become more difficult to source from outside vendors due to the product liability risk perceived by those vendors. The Company's inability to obtain acceptable components in a timely manner or to find suitable replacements at an acceptable cost would have a material adverse effect on the Company's business.

     Competition and Technological Change. Competition in the cardiac assist market is intense and subject to rapid technological change and evolving industry requirements and standards. Many of the companies developing or marketing cardiac assist products have substantially greater financial, product development, sales and marketing resources and experience than the Company. These competitors may develop superior products or products of similar quality at the same or lower prices. Moreover, there can be no assurance that improvements in current or new technologies will not make them technically equivalent or superior to the Company's products in addition to providing cost or other advantages. Other advances in medical technology and biotechnology may reduce the size of the potential markets for the Company's products or render those products obsolete. To date, the FDA has not approved any product other than the Company's BVS for treatment of post-cardiotomy shock. Approval by the FDA of products that compete directly with the BVS would increase competitive pricing and other pressures and could adversely affect the Company's revenue and income from sales of the BVS. The Company's customers frequently have limited budgets. As a result, the Company's products compete against the broad range of medical devices for these limited funds. The Company's success will depend in large part upon its ability to enhance its existing products and to develop new products to meet regulatory and customer requirements and to achieve market acceptance. There can be no assurance that the Company will be successful in introducing products or product enhancements on a timely basis, if at all, that the Company will be able to market these products and product enhancements once developed, or that the Company otherwise will be able to compete effectively.

     Dependence on Patents and Proprietary Rights. The Company's business depends significantly upon proprietary technology. The Company relies on a combination of patent, copyright, trademark and trade secret laws, confidentiality agreements and other contractual provisions to establish, maintain and protect its proprietary rights, all of which afford only limited protection. There can be no assurance that any of the Company's patent applications will be granted, that any patent or patent application will provide significant protection for the Company's products and technology, or that any of the Company's patent claims would be upheld if challenged. In the absence of significant patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products, processes or technology. The Company also protects its proprietary technology by entering into confidentiality and non-compete agreements with industry partners, consultants and all of its employees. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by competitors.

     Management of Growth. The Company has undergone a period of growth, and its continued expansion, particularly to support a step-up of its product development efforts, may significantly strain the Company's management, financial and other resources. Due to the level of technical and marketing expertise necessary to support its ongoing research and development, manufacturing, marketing and sales efforts, the Company must attract and retain highly qualified and well-trained personnel. There are a limited number of persons with the requisite skills to serve in these positions, and it may become increasingly difficult for the Company to hire such personnel. The Company's expansion may also significantly strain the Company's management, manufacturing, financial and other resources. There can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's operations. Failure to manage the Company's growth properly could have a material adverse effect on the Company's business and financial condition.

     Dependence on Key Personnel. The Company is highly dependent on the principal members of its scientific, sales, and management staff, the loss of whose service could have a material adverse effect on the Company. Competition among medical device companies for highly skilled scientific, sales and management personnel is intense. In addition, in order for the Company to successfully develop its TAH and other products under development, the Company will have to continue to hire and train high quality employees. There can be no assurance that the Company will be able to attract and retain all personnel necessary for the development of its business. Failure to do so could have a material adverse effect on its business.

     International Sales. In fiscal 1997, international sales accounted for 7% of the Company's product revenues. The Company's international sales are subject to certain additional risks, including risks of exchange rate fluctuations, U.S. and foreign regulatory requirements and policy changes, foreign reimbursement practices and policy changes, political and economic instability, inventory management, accounts receivable collection, difficulties in managing distributors or representatives, tariff regulations and seasonality of sales. Most foreign countries have their own standards and regulatory approval requirements for the Company's products. As a result, the Company's introduction of new products and product enhancements into international markets can be costly and time-consuming and there can be no assurance that the Company will obtain the required regulatory approvals on a timely basis, if at all. Although the Company's international sales have been denominated in U.S. dollars, the value of the U. S. dollar in relation to foreign currencies may adversely affect the Company's sales to foreign customers. To the extent that the Company expands its international operations or changes its pricing practices to denominate prices in foreign currencies, the Company will be exposed to increased risks of currency fluctuation.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting principles or practices or financial statement disclosure between the Company and its accountants during the fiscal year ended March 31, 1997.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(A) (1) FINANCIAL STATEMENTS
        --------------------
                                                                     PAGE
                                                                     ----

Report of Independent Public Accountants........................     F-2
Consolidated Balance Sheets as of the Fiscal Years Ended
 March 31, 1996 and 1997........................................     F-3
Consolidated Statements of Operations for the Fiscal Years
 Ended March 31, 1995, 1996 and 1997............................     F-4
Consolidated Statements of Stockholders' Equity for the Fiscal
 Years Ended March 31, 1995, 1996 and 1997......................     F-5
Consolidated Statements of Cash Flows for the Fiscal Years
 Ended March 31, 1995, 1996 and 1997............................     F-6
Notes to Consolidated Financial Statements......................     F-7


(A) (2) FINANCIAL STATEMENT SCHEDULES
        -----------------------------

     Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A) (3) EXHIBITS
        ---------

       (3) Articles of Incorporation and By-Laws.

           (a) Certificate of Incorporation - filed as Exhibit 3.01 to the
                                                       -------
               Company's Quarterly Report of Form 10-Q for the quarter ended September 30, 1996 (the "September 1996 10-Q"). *

           (b) Restated By-Laws-filed as Exhibit 3.02 the September 1996 10.Q*.
                                         -------

       (4) Instruments defining the rights of Security Holders, including Indentures.

           (a) Specimen Certificate of Common Stock - filed as Exhibit 4.01 to
                                                               --------
               the Registration Statement on Form S-1 (Registration No, 33-14861) (the "1987 Registration Statement").*

   (10) Material Contracts.

         (a) Option to Purchase Developed Technology between the Company and the Partnership - filed as Exhibit 10.06 to the 1987 Registration
                                    -------
             Statement. *

         (b) Bill of Sale and Technology Transfer and Intellectual Property Agreement between the Company and the Partnership - filed as

             Exhibit 10(b) to the Company's Annual Report of Form 10-K for the
             -------
             fiscal year ended March 31, 1991. *

         (c) Facility Leases dated September 30, 1993 for the premises at 33
             Cherry Hill Drive - filed as Exhibit 10(e) to the Company's Annual
                                          -------
             Report of Form 10-K for the fiscal year ended March 31, 1994 (the
             "1994 Form 10-K"), as amended per the First Amendment to Lease filed as Exhibit 10.03 to the Company's Form 10-Q for the fiscal quarter ended December 31, 1996. *

         (d) Form of Indemnification Agreement for Directors and Officers - filed as Exhibit 10.13 to the 1987 Registration Statement. *
                      --------

         (e) Abiomed Limited Partnership Amended and Restated Certificate and Agreement of Limited Partnership (without schedule of Partners) - filed as Exhibit 10.15 to the 1987 Registration Statement. *
                      -------

         (f) 1992 Combination Stock Option Plan - filed as Exhibit 10.2 to the
                                                           -------
             Company's Form 10-Q for the fiscal quarter ended September 30, 1995 (the "September 1995 10-Q"). **

         (g) 1988 Employee Stock Purchase Plan - filed as Exhibit 10(p) to the
                                                          -------
             Company's Form 10-K for the fiscal year ended March 31, 1988. **

         (h) 1989 Non-Qualified Stock Option Plan for Non-Employee Directors-filed as Exhibit 10.1 to the Company's Form 10-Q for the fiscal
                      -------
             quarter ended September 1995. **

         (i) NHLBI Contract Extension for Total Artificial Heart - filed as

             Exhibit 10.01 to the Company's form 10-Q for the fiscal quarter
             -------
             ended September 30, 1996. *

         (j) Facility Lease dated September 30, 1993 as amended on November 19, 1993 for the premises at 24B Cherry Hill Drive - filed as Exhibit
                                                                       -------
             10(p) to the Company's Form 10-K for the fiscal year ended March 31, 1994.*

         (k) Facility Lease dated August 8, 1996 for the lease of additional space at 33 Cherry Hill Drive - filed as Exhibit 10.02 to the
                                                      -------
             Company's Form 10-Q for the fiscal quarter ended December 31, 1996.
             *

     (11) Statement re computation of Per Share Earnings - see Note 1(g), Notes to Consolidated Financial Statements.

     (21)    Subsidiaries of the Registrant - filed as Exhibit 22 to the 1994
                                                       -------
             Form 10K. *

     (23)    Consent of Arthur Andersen LLP.

     (27)  Financial Data Schedule.

(B)  REPORTS ON FORM 8-K
     -------------------

     The Company did not file any current reports on Form 8-K during the quarter ended March 31, 1997.

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


                          ABIOMED, Inc.

Dated:  June 25, 1997    By:  /s/ David M. Lederman
                               ---------------------------
                               David M. Lederman, Chairman
                               of the Board, President
                               Principal Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




SIGNATURE                           TITLE                     DATE
---------                           -----                     ----

/s/ David M. Lederman       Chairman of the Board,         June 25, 1997
-----------------------     Chief Executive Officer
David M. Lederman           President and Director



/s/ John F. Thero           Vice President Finance         June 25, 1997
-----------------------     Chief Financial Officer
John F. Thero               Principal Accounting Officer


/s/ W. Gerald Austen        Director                       June 21, 1997
-----------------------


/s/ Paul B. Fireman         Director                       June 25, 1997
-----------------------
Paul B. Fireman

/s/ John F. O'Brien         Director                       June 25, 1997
-----------------------
John F. O'Brien

/s/ Desmond O'Connell       Director                       June 20, 1997
-----------------------
Desmond O'Connell

/s/ Henri A. Termeer        Director                       June 25, 1997
-----------------------
Henri A. Termeer

                                     INDEX



                                                            PAGE

Report of Independent Public Accountants                     F-1


Consolidated Balance Sheets as of March 31, 1996 and 1997    F-2


Consolidated Statements of Operations for the Years
Ended March 31, 1995, 1996 and 1997                          F-3


Consolidated Statements of Stockholders' Investment
for the Years Ended March 31, 1995, 1996 and 1997            F-4


Consolidated Statements of Cash Flows for the Years
Ended March 31, 1995, 1996 and 1997                          F-5


Notes to Consolidated Financial Statements                 F-6F-15

                   Report of Independent Public Accountants





To ABIOMED, Inc.:

We have audited the accompanying consolidated balance sheets of ABIOMED, Inc.
(a Delaware corporation) and subsidiaries as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ABIOMED, Inc. and subsidiaries as of March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.



Boston, Massachusetts
May 8, 1997

                        ABIOMED, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                            -----------MARCH 31,-----------                                            ----------MARCH 31,----------

          ASSETS                 1996            1997           LIABILITIES AND STOCKHOLDERS'              1996             1997
                                                                  INVESTMENT
Current Assets:                                              Current Liabilities:
 Cash and cash equivalents                                     Accounts payable                         $   777,943     $ 1,289,024
  (Note 1)                   $ 2,938,332    $ 1,616,696        Accrued expenses (Notes 8 and  9)          1,486,981       2,032,506
 Short-term marketable
  securities (Note 1)          7,709,110      7,744,664
 Accounts receivable, net
  of allowance for doubtful
  accounts of $111,000 and
   $229,000 at march 31,
   1996 and 1997,
   respectively                2,606,289      4,816,500
 Inventories (Note 1)          1,653,512      1,820,783
 Prepaid expenses and
  other current assets            92,280        173,172
                             -----------    -----------                                                 -----------     -----------
      Total current assets    14,999,523     16,171,815                   Total current liabilities       2,264,924       3,321,530
                             -----------    -----------                                                 -----------     -----------

Property and Equipment, at
 cost (Note 1):
 Machinery and equipment       2,378,851      3,147,837      Commitments (Notes 5 and 7)
 Furniture and fixtures          156,048        241,867
 Leasehold Improvements          378,998      1,118,677
                             -----------    -----------      Stockholders' investment (notes 2 and 6):
                               2,913,897      4,508,381        Class B Preferred Stock, $.01 par value-
                                                                Authorized--1,000,000 shares
 Less__Accumulated                                              Issued and outstanding--none                      -               -

  depreciation and                                             Common Stock, $.01 par value
   amortization                2,331,145      2,618,603         Authorized--25,000,000 shares
                             -----------    -----------         Issued and outstanding--5,518,054
                                 582,752      1,889,778          shares and 7,008,282 shares at
                             -----------    -----------          March 31, 1996 and 1997,
                                                                 respectively                               55,180           70,082
                                                             Class A Common Stock, $.01 par value-
                                                               Authorized--2,346,000 shares
                                                               Issued and outstanding--1,428,000 shares
                                                                 and none at March 31, 1996 and 1997        14,280                -
                                                                 respectively
                                                               Additional paid-in capital                36,625,221      37,169,893
                                                               Accumulated deficit                      (22,750,176)    (22,014,912)

Other Assets,                                                                                           -----------     -----------
 Net (Note7):                    627,154        485,000
                             -----------    -----------      Total stockholders' investment              13,944,505      15,225,063
                                                                                                        -----------     -----------
                                                                                                        $16,209,429     $18,546,593
                                                                                                        ===========     ===========

                             $16,209,429     $18,546,59
                             ===========     ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                          ----------YEARS ENDED MARCH 31,----------
                                              1995          1996          1997
Revenues (Note 1):
 Products                                 $ 6,892,931   $ 9,725,332    $12,311,178
 Contracts                                  2,337,505     3,118,278      4,150,752
                                          -----------   -----------    -----------
                                            9,230,436    12,843,610     16,461,930
                                          -----------   -----------    -----------


Costs and Expenses:
 Cost of products                           3,288,833     3,921,319      5,360,449
 Research and development (Note 1)          2,464,519     3,218,211      3,832,918
 Selling, general and administrative        4,278,392     5,740,830      7,068,403
                                          -----------   -----------    -----------
                                           10,031,744    12,880,360     16,261,770
                                          -----------   -----------    -----------

Income (Loss) From Operations                (801,308)      (36,750)       200,160

 Interest and other income                    449,124       527,874        535,104
                                          -----------   -----------    -----------

Net Income (loss)                         $  (352,184)  $   491,124    $   735,264
                                          ===========   ===========    ===========

Net Income (loss) per Common and Common        $(0.05)        $0.07          $0.10
Equivalent Share (Note 1)                 ===========   ===========    ===========


Weighted Average Number of Common and
 Common Equivalent Shares Outstanding
 (Note 1)                                   6,511,777     6,995,664      7,162,347
                                          ===========   ===========    ===========





  The accompanying notes are an integral part of these consolidated  financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                               CLASS A
                                 COMMON STOCK               COMMON STOCK            ADDITIONAL                          TOTAL
                                 NUMBER  $.01               NUMBER  $.01              PAID-IN       ACCUMULATED     STOCKHOLDERS'
                             OF SHARES  PAR VALUE       OF SHARES  PAR VALUE          CAPITAL         DEFICIT         INVESTMENT

BALANCE, MARCH 31, 1994      4,432,686     $44,327     2,040,000        $ 20,400     $33,413,242    $(22,889,116)      $10,588,853
  Stock options exercised        1,100          11             -               -           6,314               -             6,325
  Stock issued under
   employee stock purchase
   plan                            639           7             -               -           3,873               -             3,880

  Stock issued in exchange
   for amount due to
   Abiomed   Limited
   Partnership                 451,427       4,514             -               -       3,053,341               -         3,057,855


  Net loss                           -           -             -               -               -        (352,184)         (352,184)
                             ---------     -------     ---------        --------     -----------    ------------       -----------

Balance, March 31, 1995      4,885,852      48,859     2,040,000          20,400      36,476,770     (23,241,300)       13,304,729
   Conversion of Class A
    Common Stock to
      Common Stock             612,000       6,120      (612,000)         (6,120)              -               -                 -
   Stock options exercised      19,425         194             -               -         143,018               -           143,212
    Stock issued under
     employee stock
      purchase plan                777           7             -               -           5,433               -             5,440
   Net income                        -           -             -               -               -         491,124           491,124
                             ---------     -------     ---------        --------     -----------    ------------       -----------

Balance, March 31, 1996      5,518,054      55,180     1,428,000          14,280      36,625,221     (22,750,176)       13,944,505
   Conversion of Class A
    Common Stock to
      Common Stock           1,428,000      14,280    (1,428,000)        (14,280)              -               -                 -
   Stock options exercised      59,112         611             -               -         533,142               -           533,753
    Stock issued to
     directors and under
      employee stock
        purchase plan            3,116          11             -               -          11,530                            11,541
    Net income                       -           -             -               -               -         735,264           735,264
                             ---------     -------     ---------        --------     -----------    ------------       -----------
Balance, March 31, 1997      7,008,282     $70,082             -        $      -     $37,169,893    $(22,014,912)      $15,225,063
                             =========     =======     =========        ========     ===========    ============       ===========


   The accompanying notes are integral part of these consolidated financial statements.

                        ABIOMED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            ------YEARS ENDED MARCH 31,------
                                             1995          1996          1997

Cash Flows from Operating Activities:
 Net income (loss)                         $(352,184)   $  491,124   $   735,264
 Adjustments to reconcile net income
  (loss) to net cash
 provided by (used in) operating
  activities-
  Depreciation and amortization              353,293       349,756       429,612
  Noncash transactions related to
   Abiomed Limited Partnership              (251,883)            -             -
  Changes in current assets and
   liabilities-
   Accounts receivable                       (73,518)     (830,555)   (2,210,211)
   Inventories                               815,518      (244,232)     (167,271)
   Prepaid expenses and other current
    assets                                    58,530       (38,450)      (80,892)
   Accounts payable                          (65,894)      579,663       511,081
   Accrued expenses                          428,244       259,602       545,525
                                           ---------    ----------   -----------

      Net cash provided by (used in)
       operating activities                  912,106       566,908      (236,892)
                                           ---------    ----------   -----------

Cash Flows from Investing Activities:
 (Purchases) maturities of short term
  marketable security investments, net      (604,618)    2,701,323       (35,554)
 Purchases of property and equipment        (132,087)     (322,642)   (1,594,484)
 Purchases of Abiomed Limited
  Partnership units from limited
  partners (Note 7)                                -      (770,000)            -
                                           ---------    ----------   -----------


      Net cash provided by (used in)
       investing activities                 (736,705)    1,608,681    (1,630,038)
                                           ---------    ----------   -----------

Cash Flows from Financing Activities:
 Registration fees and costs in
  connection with exchange of common
  stock for amounts due to
  Abiomed Limited Partnership                (51,573)            -             -
 Proceeds from exercise of stock options
  and stock purchase plan                     10,205       148,652       545,294
                                           ---------    ----------   -----------

      Net cash (used in) provided by
       financing activities                  (41,368)      148,652       545,294
                                           ---------    ----------   -----------

Net Increase (Decrease)  in Cash and
 Cash Equivalents, excluding
  investments                                134,033     2,324,241    (1,321,636)

Cash and Cash Equivalents,  excluding
 investments, at beginning of year           480,058       614,091     2,938,332
                                           ---------    ----------   -----------

Cash and Cash Equivalents, excluding
 investments, at end of year               $ 614,091    $2,938,332   $ 1,616,696
                                           =========    ==========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES

                   Notes to consolidated financial statements
                                 March 31, 1997


(1)  Summary of Operations and Significant Accounting Policies

     ABIOMED(R), Inc. and subsidiaries (the Company) is engaged primarily in the research, development and commercialization of medical devices, with a primary focus on the development of cardiac support systems. In particular, the Company markets the BVS-5000(R) system, a bi-ventricular temporary artificial heart, from which the majority of the Company's product revenues have been derived. The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below.

     (a) Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and beginning in fiscal 1996, the accounts of its majority-owned subsidiary Abiomed Limited Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     (c) Product Revenues

         The Company recognizes product revenues at the time products are shipped to the customers. Service revenues, which are not material, are recognized over the periods of the contracts. In fiscal 1995, 1996 and 1997, 13%, 9% and 7%, respectively, of product revenues were from customers located outside of the United States. No customer accounted for greater than 10% of product revenues during fiscal 1995, 1996 or 1997.

     (d) Contract Revenues

         The Company accounts for contracts by applying the percentage-of-completion method. The percentage of completion under these contracts is determined by relating the actual cost of work performed to date on each contract to the contract's estimated final cost. For contracts

                        ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (CONTINUED)

(1)  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (d) Contract Accounting (continued)

         that extend over one year, revisions in cost and profit estimates during the course of the contract work are reflected in the accounting period during which the facts that require the revision become known.

         In fiscal 1995, 1996 and 1997, the majority of the Company's research and development contract revenues were generated from contracts and grants with various government agencies. Each of these contracts and grants provide for revenues on a cost-plus-fixed-fee basis. The Company retains rights to all technological discoveries and products resulting from these efforts. Costs associated with these contracts and grants are recorded in the accompanying consolidated financial statements as part of research and development expenses and totaled approximately $1,718,000, $2,457,000 and $3,232,000 for fiscal 1995, 1996 and 1997, respectively.

     (e) Inventories

         Inventories include raw materials, work-in-process and finished goods, are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                     ------March 31,------
                      1996         1997
Raw materials       $  799,548   $  896,433
Work-in-process        428,287      373,383
Finished goods         425,677      550,967
                    ----------   ----------
                    $1,653,512   $1,820,783
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

                         ABIOMED, INC. AND SUBSIDIARIES

                   Notes to consolidated financial statements
                                 March 31, 1997
                                  (Continued)

(1)  Summary of Operations and Significant Accounting Policies (continued)

     (g) Net Income (Loss) per Common and Common Equivalent Share

         Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period excluding the effect of stock options outstanding.

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

         Under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity. The Company has classified all investments at March 31, 1996 and 1997 as held-to-maturity. The amortized cost and market value of short-term investments were approximately $7,709,000 and $7,545,000 at March 31, 1996 and $7,697,000 and $7,689,000 at March 31, 1997,
         respectively. At March 31, 1997 these short term investments consisted of government grade securities.

     (j) Disclosures about Fair Value of Financial Instruments

         As of March 31, 1996 and 1997 the Company's financial instruments were comprised of cash and cash equivalents, accounts receivable, accounts payable and short term investments, the carrying amounts of which approximated fair market value.

                        ABIOMED, INC. AND SUBSIDIARIES

                   Notes to consolidated financial statements
                                 March 31, 1997
                                  (Continued)

(1)  Summary of Operations and Significant Accounting Policies (continued)

     (k) Recent Accounting Pronouncements

         For fiscal 1997, under SFAS No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, the Company is required to review impairment of long-lived assets and certain intangibles whenever events indicate that the carrying amount of the assets may not be recoverable. The adoption of this statement did not have a material impact on the Company's results of operations.

         On March 3, 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share. This statement which supersedes Accounting Principles Board (APB) Opinion No. 15, establishes standards for the computation and presentation of earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The statement is not expected to have a material impact on the Company's EPS presentation.


(2)  Capital Stock

     Each share of Common Stock has a voting right of one vote per share and generally has the right to elect, as a class, at least 25% of the Company's directors. During fiscal 1996 and 1997 respectively, 612,000 and 1,428,000 shares of Class A Common Stock, representing all of the remaining shares of Class A Common Stock, were converted to Common Stock.

     The Company has authorized 1,000,000 shares of Class B Preferred Stock, $.01 par value, of which the designation, rights and privileges can be set by the Board of Directors. No share of Class B Preferred Stock has been issued or is outstanding.

(3)  Line of Credit with a Bank

     The Company has an unsecured demand line of credit under which it can borrow up to $3,000,000 from a bank at the bank's prime rate. The Company is required to maintain a compensating balance of $100,000 plus 5% of any amounts outstanding under the arrangement. This line expires in September 1997. There were no borrowings under the company's line of credit at March 31, 1996 and 1997.

                         ABIOMED, INC. AND SUBSIDIARIES

                   Notes to consolidated financial statements
                                 March 31, 1997
                                  (Continued)

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

     At March 31, 1997 the Company had available net operating loss carryforwards of approximately $21,241,000. The Company also had available, at March 31, 1997, approximately $766,000 of tax credits to reduce future federal income taxes, if any. The net operating loss and tax credit carry-forwards expire through 2010. These carryforwards are subject to review by the Internal Revenue Service and may be subject to limitation in any given year under certain conditions.

     During 1997, the Company utilized a portion of its net operating loss carryforward to reduce its current year taxable income. The Company has not given recognition to any of these future tax benefits in the accompanying consolidated financial statements due to the uncertainty surrounding the timing of the realization of the tax benefits. The Company has placed a valuation allowance of approximately $11,330,000 as of March 31, 1997 against its otherwise recognizable net deferred tax asset.

     The deferred tax asset as of March 31, 1996 and 1997 consisted of the following:

                                         1996           1997

Purchase of technology (Note 7)      $  1,573,000   $  1,353,000
Net operating loss and tax credit
 carryforwards                          9,082,000      9,262,000
Other, net                                549,000        715,000
                                     ------------   ------------

                                       11,204,000     11,330,000

Less--Valuation allowance             (11,204,000)   (11,330,000)
                                     ------------   ------------

                                     $  -           $  -
                                     ============   ============

(5)  Commitments

     (a) The Company leases its facilities and certain equipment under various operating lease agreements with terms through fiscal 2001. Total rent expense under these leases, included in the accompanying consolidated statements of operations, was approximately $262,000, $233,000 and $324,000 for fiscal 1995, 1996 and 1997, respectively.

                         ABIOMED, INC. AND SUBSIDIARIES

                   Notes to consolidated financial statements
                                 March 31, 1997
                                  (Continued)

(5)  Commitments (continued)


         Future minimum lease payments under these agreements are as follows:



                                    Amount
          Years Ended March 31,
           1998                     $307,000
           1999                      247,000
           2000                      120,000
           2001                       31,000
           2002                          -
                                    --------
                                    $705,000
                                    ========

     (b) The Company maintains various insurance coverage. Most policies renew on a fiscal year basis while several policies have been secured for a three year period. Future insurance obligations under these insurance policies, over a three year period, are approximately $540,000.


(6)  Stock Option Plans

     All stock options granted by the Company under the below described plans were granted at the fair value of the stock at the date of grant. Outstanding stock options, if not exercised, expire 10 years from the date of grant.

     The 1992 Combination Stock Option Plan (the Combination Plan), approved by the Company's stockholders in September 1992, combined and restated the Company's then outstanding Incentive Stock Option Plan and Nonqualified Plan. The options generally become exercisable ratably over five years. All of the options granted under the Combination Plan during the three years ended March 31, 1997 were to employees.

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

                         ABIOMED, INC. AND SUBSIDIARIES

                   Notes to consolidated financial statements
                                 March 31, 1997
                                  (Continued)

(6)  Stock Option Plans (continued)


     The following table summarizes stock option activity under these plans:

                        -----------Combination Plan------------    -------------------Directors' Plan--------------------
                         NUMBER   EXERCISE PRICE      WEIGHTED              NUMBER       EXERCISE PRICE      WEIGHTED
                           OF                          AVERAGE                OF                              AVERAGE
                        OPTIONS                    PRICE PER SHARE         OPTIONS                         PRICE PER SHARE

Options outstanding,
March 31, 1994          410,830      $0.55-$13.50           $ 8.47             95,000       $7.00-$13.88           $10.72
   Options granted       17,000       5.63-  6.50             6.19                  -                  -                -
 Options exercised       (1,100)      5.75-  5.75             5.75                  -                  -                -
 Options canceled       (31,500)      5.75- 13.50             8.48                  -                  -                -
                        -------      ------------           ------            -------       ------------           ------

Options outstanding,
March 31, 1995          395,230       0.55- 13.50             8.38             95,000        7.00- 13.88           $10.72
 Options granted        219,000       6.25- 11.00            10.23             12,500              11.00            11.00
 Options exercised      (16,925)      5.75-  8.50             7.34             (2,500)              7.00             7.00
 Options canceled       (19,140)      5.75- 13.50             9.90            (15,000)      11.00- 11.13            11.02
                        -------      ------------           ------            -------       ------------           ------

Options outstanding,
March 31, 1996          578,165       0.55- 13.50           $ 9.09             90,000        7.00- 13.88            10.81
 Option granted         234,235      11.00- 13.50            12.53                  -                  -                -
 Options exercised      (58,912)      0.55- 13.50             8.65                  -                  -                -
 Options canceled       (55,613)      5.75- 13.50            11.45                  -                  -                -
                        -------      ------------           ------            -------       ------------           ------

Options outstanding,
March 31, 1997          697,875      $5.63-$13.50           $10.29             90,000       $7.00-$13.88           $10.81

Options exercisable,
March 31, 1997          179,415      $5.63-$13.50           $ 8.96             70,000       $7.00-$13.88           $10.76

Shares available for
Future issuance,
March 31, 1997          459,032                                               107,500
                        =======                                               =======



                         ABIOMED, INC. AND SUBSIDIARIES

                   Notes to consolidated financial statements
                                 March 31, 1997
                                  (Continued)


(6)  Stock Option Plans (continued)

  The Company has an Employee Stock Purchase Plan (the Purchase Plan), as amended. Under the Purchase Plan, all employees (including officers and directors) of the Company who have completed six months of employment are eligible to purchase the Company's Common Stock at an exercise price equal to 85% of the fair market value of the Common Stock. The Company has reserved 100,000 shares of Common Stock for issuance under the Purchase Plan, of which 90,718 shares are available for future issuance as of March 31, 1997. During the years ended March 31, 1996 and 1997, 777 shares and 1,116 shares, respectively, of Common Stock were sold pursuant to the Purchase Plan.

  In October 1995, FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options, including stock purchase plans, or warrants granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elect the disclosure-only alternative under SFAS No 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in fiscal 1996 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average information and assumptions used for 1996 and 1997 are as follows:

                                                  1996      1997
                                                --------  --------

      Risk-free interest rate..................   6.75%     6.75%
      Expected dividend yield..................      -         -
      Expected life............................   5 years   5 years
      Expected volatility......................     30%       33%


  The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                         ABIOMED, INC. AND SUBSIDIARIES

                   Notes to consolidated financial statements
                                 March 31, 1997
                                  (Continued)


(6)  Stock Option Plans (continued)

     The total fair value of the options granted during Fiscal 1996 and 1997 was computed as approximately $431,000 and $598,000, respectively. Of these amounts approximately $108,000 and $257,000 would be charged to operations for the years ended March 31, 1996 and 1997 respectively. The remaining amount, approximately $664,000, would be amortized over the remaining vesting periods. Similarly, the total fair value of stock sold under this Purchase Plan was computed as approximately $4,000 and $3,000 during Fiscal 1996 and 1997. The resulting pro forma compensation expense may not be representative of the amount to be expected in future years as pro forma compensation expense may vary based upon the number of options granted and shares purchased.

     The pro forma net income and pro forma net income per common share presented below have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options.

     The pro forma effect of SFAS No. 123 for the years ended March 31, 1996 and 1997 is as follows:

                                                              1996                    1997
                                                   -----------------------   ----------------------
                                                   As Reported   Pro Forma   As Reported  Pro Forma
                                                   -----------   ---------   -----------  ---------
          Net income............................     $491,124     $379,124     $735,264   $475,264
          Pro forma net income per common and
           common equivalent share .............        0 .07     $ 0  .05     $  0 .10   $  0 .07

(7)  Royalty Obligation

     Commencing April 1, 1995 and ending August 3, 2000, the Company owes a royalty to certain third parties equal in aggregate to approximately 2.1% of certain revenues derived from the BVS 5000 and certain other technology incorporated in the SupraCor(R). This royalty is subject to certain maximum revenue amounts and to certain adjustments, as defined, in the event that the Company sells the underlying technology. For the years ended March 31, 1996 and 1997, the amount of this royalty, net of certain reimbursed expenses, was approximately $160,000 and $216,000, respectively. These amounts are reflected as part of the cost of product sales in the accompanying consolidated financial statements.

     This royalty is paid to the third parties through Abiomed Limited Partnership which, at present, is inactive except with respect to the distribution of such royalties. During fiscal 1996, the Company paid $770,000 to reduce its royalty obligation to 2.1%, as described above. This one-time payment capitalized by the company, is being amortized on a straight-line basis over the estimated useful life of the asset and, net of accumulated amortization, is classified as a long-term other asset in the accompanying consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES

                   Notes to consolidated financial statements
                                 March 31, 1997
                                  (Continued)

(8)  Employee Deferred Compensation Profit-sharing Plan and Trust

     The Company has an Employee Deferred Compensation Profit-sharing Plan and Trust (the 401(k) Plan) that covers all employees over 20 years of age who have completed at least six months of service with the Company. Contributions by the Company are determined by the Company's Board of Directors and totaled approximately $36,000 and $80,000 for the fiscal years ended March 31, 1995 and 1996 respectively. The accompanying consolidated financial statements include a fiscal 1997 provision of approximately $59,000 for this purpose, the actual contribution of which is pending presentation to and approval by the Company's Board of Directors.

(9)  Accrued Expenses


     Accrued expenses consist of the following:

                                      ---------March 31,---------
                                        1996                1997

            Salaries and benefits     $  703,478         $  700,570
            Legal and audit               72,436             76,914
            Customer advances             56,067            287,882
            Sales taxes                  214,521            172,836
            Warranty                      72,662            227,093
            Other                        367,817            567,211
                                      ----------         ----------
                                      $1,486,981         $2,032,506
                                      ==========         ==========

