Form 10-Q
period 1997-06-30
ABIOMED INC
filed 1997-08-07
CIK 815094

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

	[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended     JUNE 30, 1997

OR

	[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
		THE SECURITIES EXCHANGE ACT OF 1934

		For the transition period from   	     to
		Commission file number    0-20584


ABIOMED, INC.
(Exact name of registrant as specified in its charter)

        DELAWARE         						     04-2743260
(State of incorporation)						(I.R.S. Employer No.)

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

As of June 30, 1997, there were 7,017,872 shares outstanding of the registrant's Common Stock, $.01 par value, and no shares outstanding of the registrant's Class A Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

TABLE OF CONTENTS


Page No.


Part I - Financial Information:





  Item 1. Financial Statements





     Consolidated Balance Sheets


          June 30, 1997 and March 31, 1997
3-4




     Consolidated Statements of Operations


          Three Months Ended June 30, 1997 and


          June 30, 1996
5




     Consolidated Statements of Cash Flows


          Three Months Ended June 30, 1997 and


          June 30, 1996
6




     Notes to Consolidated Financial Statements
7-8




  Item 2. Management's Discussion and Analysis of


             Financial Condition and Results of Operations
9-12




Part II - Other Information
13




     Signatures
13






ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

ASSETS

June 30, 1997

March 31, 1997


(unaudited)

(audited)



Current Assets:




  Cash and cash equivalents (Note 6)
$1,605,276

$1,616,696

  Short-term marketable securities (Note 6)
7,160,563

7,744,664

  Accounts receivable, net
5,860,089

4,816,500

  Inventories (Note 3)
2,013,944

1,820,783

  Prepaid expenses and other current assets
203,162

173,172






          Total  current assets
16,843,034

16,171,815











Property and equipment, at cost:




  Machinery and equipment
3,620,677

3,147,837

  Furniture and fixtures
349,791

241,867

  Leasehold improvements
1,186,047

1,118,677


5,156,515

4,508,381






  Less: Accumulated depreciation




     and amortization
2,734,487

2,618,603


2,422,028

1,889,778











 Other assets, net  (Note 7)
449,462

485,000


$19,714,524

$18,546,593

















The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS' INVESTMENT

June 30, 1997

March 31, 1997


(unaudited)

(audited)



Current Liabilities:




  Accounts payable
$1,216,225

       $1,289,024

  Accrued expenses
2,336,031

2,032,506

          Total current liabilities
3,552,256

       3,321,530






Stockholders' Investment (Note 4):




  Class B Preferred Stock, $.01 par value-




          Authorized 1,000,000 shares




          Issued and outstanding-none
-

-

  Common Stock, $.01 par value-




          Authorized 25,000,000 shares at June 30, 1997




          Issued and Outstanding-7,017,872 shares at




          June 30, 1997 and  7,008,282 shares at




          March 31, 1997
70,179

70,082

  Class A Common Stock $.01 par value




          Authorized - 2,346,000 shares -




          None Issued and  Outstanding  at




          June 30, 1997 and March 31, 1997
-

                       -

  Additional paid-in capital
37,236,040

37,169,893

  Accumulated deficit
(21,143,951)

(22,014,912)

          Total stockholders' investment
16,162,268

    15,225,063


$19,714,524

  $18,546,593







The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

Three Months Ended



June 30, 1997

June 30, 1996



Revenues:




  Products
$4,206,743

$2,868,349

  Contracts
1,829,045

816,923


6,035,788

3,685,272






Costs and expenses:




  Cost of products
1,529,278

1,048,699

  Research and development
1,643,499

863,975

  Selling, general and administrative
2,116,545

1,519,593


5,289,322

3,432,267






Net income from operations
746,466

253,005






Interest and other income
124,495

130,224






Net income
870,961

383,229











Net income per common share (Note 5):
$0.12

$0.05






Weighted average number of common




and dilutive common equivalent shares




outstanding
7,601,273

7,206,261





















The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Three Months Ended



June 30, 1997

June 30, 1996



CASH FLOWS FROM OPERATING ACTIVITIES:




  Net income
$870,961

$383,229

  Adjustments to reconcile net income  to net cash




  provided by (used in) operating activities-




          Depreciation and amortization
151,422

96,084

          Changes in assets and liabilities-




               Accounts receivable
(1,043,589)

            194,412

               Inventories
         (193,161)

(28,667)

               Prepaid expenses and other current assets
           (29,990)

           (87,077)

               Accounts payable
          (72,799)

(169,637)

               Accrued expenses
           303,525

(230,653)






                    Net cash provided by (used in) operating activities
(13,631)

157,691






CASH FLOWS FROM INVESTING ACTIVITIES:




  Proceeds from maturities (purchases) of investments, net
584,101

(1,767,851)

  Purchases of property and equipment and improvements
(648,134)

(143,735)
















                     Net cash used in investing activities
(64,033)

(1,911,586)






CASH FLOWS FROM FINANCING ACTIVITIES:




  Proceeds from exercise of stock options and stock issued




    under employee stock purchase plan
66,244

197,415






                     Net cash provided by financing activities
66,244

197,415






NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS,




 EXCLUDING INVESTMENTS
           (11,420)

(1,556,480)






CASH AND CASH EQUIVALENTS, EXCLUDING  INVEST-




  MENTS, AT BEGINNING OF PERIOD
1,616,696

2,938,332






CASH AND CASH EQUIVALENTS , EXCLUDING INVEST-




  MENTS, AT END OF PERIOD
$1,605,276

$1,381,852

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Preparation

	The unaudited consolidated financial statements of ABIOMED, Inc.
(the Company), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Form 10-K for the year ended March 31, 1997, which was filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 1997 may not be indicative of the results that may be expected for the full fiscal year.


2.	Principles of Consolidation

	The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and the accounts of its majority-owned subsidiary Abiomed Limited Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.


3.	Inventories

	Inventories include raw materials, work-in-process, and finished goods and are priced at the lower of cost (first-in, first-out) or market and consist of the following:


June 30, 1997

March 31, 1997



Raw Materials
$1,050,941

$896,434

Work-in-Process
266,881

373,383

Finished Goods
696,122

550,966






TOTAL
$2,013,944

$1,820,783







	Finished goods and work-in-process inventories consist of direct material, labor and overhead.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

4.	Stockholders' Investment

	During the first quarter of fiscal 1998, options to purchase 141,500 shares of Common Stock were granted at exercise prices ranging from $10.00 to $12.75 per share. Options to purchase 600 shares were canceled during the quarter. Options to purchase 9,590 shares were exercised in the first quarter at exercise prices ranging from $5.75 to $8.00 per share.

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

 7.	Other Assets

	Other assets represent the Company's majority interest of the Abiomed Limited Partnership. Abiomed Limited Partnership (the Partnership) was formed in March 1985 and provided initial funding for the design and development of certain of the Company's products.

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

8.	Recent Accounting Development

 	On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for the computation and presentation of earnings per share and applies to entities with publicly held common stock or potential common stock. This statement, which supersedes APB Opinion No. 15, is effective for financial statements for both interim and annual periods ending after December 15, 1997. This statement when adopted, will require the restatement of prior years' earnings per share. Management expects that the adoption of this new statement will not have a material impact on the Company's previously disclosed earnings per share.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


NET INCOME

	Net income and income per share for the three months ended June 30, 1997 were approximately $871,000 and $0.12 per share, respectively. These earnings compare to net income and income per share of approximately $383,000 and $0.05 per share, respectively, in the same period of the previous year.

REVENUES

	In the three months ended June 30, 1997, total revenues were approximately $6,036,000, 64% higher than total revenues of approximately $3,685,000 in the same period of the previous year.

	Product revenues were approximately $4,207,000, 47% higher than product revenues of approximately $2,868,000 in the same period of the previous year. These results primarily reflect increased domestic unit sales of BVS blood pumps and consoles. More than 90% of total product revenues in the quarter were derived from domestic sources.

	Revenues from research and development contracts and grants for this quarter were approximately $1,829,000, 124% higher than total revenues of approximately $817,000 reported in the same quarter of the previous year. This increase primarily reflects increased activity under the Company's Phase II contract with the National Heart, Lung and Blood Institute (NHLBI) to develop a Total Artificial Heart (TAH). This contract, in the amount of $8.5 million, was awarded to the Company in September 1996 and has a term of four years. As of June 30, 1997, the Company's backlog of research and development contracts and grants totaled approximately $8,905,000, including approximately $5,043,000 under the TAH contract. All such government contracts contain provisions making them subject to government appropriation and are terminable at the convenience of the government.

        The Company accounts for revenue under its government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. To date, the government has appropriated approximately $4.9 million of the $8.5 million TAH contract amount. The original government appropriation schedule calls for no further appropriations for the TAH contract until October 1998. This schedule is subject to change at the discretion of the government.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

REVENUES (continued)

        During the first quarter of fiscal 1998, the Company recognized $1,680,000 of revenue under its TAH contract, reflecting the highest quarterly spending by the Company on the TAH, inception-to-date. As a result of this increased activity, the Company has recognized $3.4 million of the $4.9 million appropriated as revenue through June 30, 1997. The
Company anticipates that its rate of spending on TAH development will further increase and that this spending will exceed the remaining currently appropriated balance before the end of the Company's second quarter of fiscal 1998 (the quarter ending September 30, 1997). The Company believes that certain of these excess costs may be reimbursable under the TAH contract, if and when additional appropriation under the TAH contract is made. Due to its accelerated TAH development activity and the timing of government appropriations, the Company believes that it will experience significant quarterly fluctuations in contract revenues. The Company also believes that the Company's total expenses to complete the development of the TAH will significantly exceed the remaining TAH contract amount.

COSTS AND EXPENSES

	Total costs and expenses for the three months ended June 30, 1997 were approximately $5,289,000, 54% higher than total costs and expenses of approximately $3,432,000 in the same fiscal quarter of the previous year.

	Cost of products sold as a percentage of product sales (36%) decreased from the same quarter of the previous year (37%). This decrease primarily reflects increased operational efficiencies.

	Selling, general and administrative expenses for the three months ended June 30, 1997 increased to approximately $2,117,000, 39% higher than selling, general and administrative expenses in the same fiscal quarter of the previous year. This increase primarily reflects increased sales and marketing expenses, particularly increased personnel and sales commissions, related to the increase in product revenues.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)


INTEREST AND OTHER

	Interest and other income was approximately $124,000 in the first quarter of fiscal 1998 and approximately even with interest and other income in the corresponding quarter of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

	As of June 30, 1997, the Company's balance sheet included $8,766,000 in cash and short-term investments, a decrease of approximately $596,000 from March 31, 1997. This decrease primarily reflects purchases of equipment and facilities leasehold improvements of approximately $648,000 and cash used in operating activities of approximately $14,000 offset by the proceeds from the exercise of stock options of approximately $66,000. The Company also has a $3,000,000 line of credit from a bank which expires in September 1997, and which was entirely available at June 30, 1997.

 	Net sources of cash provided by operating activities reflects net income of approximately $871,000, including depreciation and amortization expenses of $151,000, and an increase in accrued expenses of approximately $304,000. These sources of cash were offset by an increase in accounts receivable of approximately $1,044,000, a decrease in accounts payable of approximately $73,000 and increases in prepaid expenses and inventory of $30,000 and $193,000 respectively. Net cash used for the three months ended June 1997 was $14,000.

	Net cash used in investing activities included approximately $584,000 of net maturities of short-term investments and approximately $648,000 of purchases and improvements of property and equipment.

	Although the Company does not currently have significant capital commitments other than described above, the Company believes that it will continue to make significant investments to support the development and commercialization of its products.

        Subsequent to the close of the Company's first quarter of fiscal 1998, the Company received approximately $16 million in cash as proceeds from the sale of 1,242,710 shares of its Common Stock in a private offering. Of the shares sold, 88,864 were sold to certain members of the Company's Board of Directors.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)


RISK FACTORS

	       Certain statements in this Quarterly Report constitute "forward-looking statements," such as statements of the Company's plans, objectives, expectations and intentions, including without limitation, statements regarding the Company's anticipated funding and expenditures under its government contracts.  All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements.  Factors that could cause or contribute to such differences include changes in government funding policies and technical risks associated with development activities, risks associated with attracting and retaining key technical personnel and other risk factors set forth in the Company's Annual Report on Form 10K for its fiscal year ended
March 31, 1997.  The forward-looking statements contained herein speak only as of the date of this Report.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.


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

							ABIOMED, Inc.

Date:   August 5, 1997         			/s/ David M. Lederman
							David M. Lederman
							CEO and President


Date:   August 5, 1997	        			/s/ John F. Thero
							John F. Thero
							Vice President Finance
							and Treasurer
							Chief Financial Officer
							Principal Accounting Officer



13