Form 10-Q
period 1997-09-30
ABIOMED INC
filed 1997-10-14
CIK 815094

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
		[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			THE SECURITIES EXCHANGE ACT OF 1934
			For the quarterly period ended     SEPTEMBER 30, 1997
OR
		[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
			THE SECURITIES EXCHANGE ACT OF 1934
			For the transition period from               to
			Commission file number    1-9585
ABIOMED, INC.
(Exact name of registrant as specified in its charter)
		DELAWARE                                                 04-2743260
(State of incorporation)                                  (I.R.S. Employer
No.)
33 CHERRY HILL DRIVE
			DANVERS, MASSACHUSETTS 01923
(Address of principal executive offices, including zip code)
		(978)  777-5410
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	[X]	        No      [  ]
As of September 30, 1997, there were 8,264,556 shares outstanding of the registrant's Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Page No.
Part I - Financial Information:
	Item	1. Financial Statements


		Consolidated Balance Sheets
			September 30, 1997 and March 31, 1997
3-4
		Consolidated Statements of Operations
			Three and Six Months Ended September 30, 1997
			and September 30, 1996
5
		Consolidated Statements of Cash Flows
			Six Months Ended September 30, 1997 and
			September 30, 1996
6
		Notes to Consolidated Financial Statements
7-9
	Item 2. Management's Discussion and Analysis of
				Financial Condition and Results of Operations
10-16
Part II - Other Information
17
		Signatures
18

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
ASSETS

September 30, 1997
March 31, 1997
(unaudited)
(audited)
Current Assets:



	Cash and cash equivalents (Note 6)
$711,425
$1,616,696
Short-term marketable securities (Note 6)
23,600,089
7,744,664
Accounts receivable, net of allowance for
doubtful accounts of $229,000 and
$231,000 at March 31, 1997 and September
30, 1997, respectively
6,257,797
4,816,500
	Inventories (Note 3)
1,847,624
1,820,783
Prepaid expenses and other current assets
391,383
173,172
			Total  current assets
32,808,318
16,171,815
Property and equipment, at cost:
	Machinery and equipment
3,981,322
3,147,837
	Furniture and fixtures
380,242
241,867
	Leasehold improvements
1,262,937
1,118,677
5,624,501



4,508,381
	Less: Accumulated depreciation
		and amortization
2,988,902
2,618,603
2,635,599
1,889,778
Other assets, net  (Notes 1 and 7)
904,286
485,000
$36,348,203
$18,546,593

The accompanying notes are an integral
part of these consolidated financial
statements.

ABIOMED, INC. AND SUBSIDIARIES


PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
(continued)
CONSOLIDATED BALANCE SHEETS
(continued)
LIABILITIES AND STOCKHOLDERS'
INVESTMENT
September 30, 1997
March 31, 1997


(unaudited)
(audited)
Current Liabilities:
	Accounts payable
$1,132,730
			$1,289,024
	Accrued expenses
2,567,027
		2,032,506
Total current liabilities
3,699,757
		3,321,530
Stockholders' Investment (Note 4):
Class B Preferred Stock, $.01 par
valueAuthorized 1,000,000
shares Issued and outstanding-
none


-
-
	Common Stock, $.01 par value-
Authorized 25,000,000 shares at September 30,
1997 Issued and Outstanding-  8,264,556 shares
at September  30, 1997 and  7,008,282 shares at
March 31, 1997
82,646
				70,082



	Additional paid-in capital
53,221,747
	37,169,893
	Accumulated deficit
(20,655,947)
		(22,014,912)
			Total stockholders' investment
32,648,446
		15,225,063
$36,348,203
	$18,546,593

The accompanying notes are an integral
part of these consolidated financial
statements.

ABIOMED, INC. AND SUBSIDIARIES


PART	1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
(continued)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

Six Months Ended
Three Months Ended
September 30, 1997
September 30, 1996
September 30, 1997
September 30, 1996
Revenues:
	Products
$9,324,205

$5,759,555
$5,117,462
$2,891,206
	Contracts
3,680,252
1,753,849
1,851,207
936,926
13,004,457
7,513,404
6,968,669
3,828,132
Costs and expenses:
	Cost of products
3,437,803
2,122,853
1,908,525
1,074,154
	Research and development
3,654,181
1,780,737
2,010,682
916,762
Selling, general and administrative
4,970,150
3,229,235
2,853,605
1,709,642
12,062,134
7,132,825

6,772,812
3,700,558
Net income (loss) from operations
942,323
380,579
195,857
127,574
Interest and other income
416,642
256,537
292,147
126,313
Net income
$1,358,965
$637,116
$488,004
$253,887

Net income per common share (Note 5):
$0.17
$0.09
$0.06
$0.04
Weighted average number of common
and dilutive common equivalent shares
outstanding
7,868,675
7,196,343
8,605,689
7,199,239



The accompanying notes are an integral
part of these consolidated financial
statements.

ABIOMED, INC. AND SUBSIDIARIES


PART	1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Six Months Ended
September 30, 1997
September 30. 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income
$1,358,965
		$637,116
Adjustments to reconcile net income to net cash
provided by (used in) operating activities-
Depreciation and amortization
441,376
				192,168
			Changes in assets and liabilities-
Accounts receivable
(1,441,297)
(337,286)
					Inventories
(26,841)
(164,591)


			Prepaid expenses and other assets
(708,574)
(112,073)
			Accounts payable
(156,294)
148,932
			Accrued expenses
534,521
(252,435)
				Net cash provided by operating activities
1,856
		111,831
CASH FLOWS FROM INVESTING ACTIVITIES:
	(Purchases) Maturities of investments, net
(15,855,425)
4,519,658
	Purchases of property and equipment and improvements
(1,116,120)
(531,873)
					Net cash provided by (used in) investing activities
(16,971,545)
3,987,785
CASH FLOWS FROM FINANCING ACTIVITIES:
	Proceeds from private placement of Common Stock, net
15,965,069
-
	Proceeds from exercise of stock options and stock issued
	under employee stock purchase plan
99,349
266,401



			Net cash provided by financing
activities 16,064,418
266,401
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS,
	EXCLUDING INVESTMENTS
(905,271)
4,366,017
CASH AND CASH EQUIVALENTS, EXCLUDING  INVEST-
	MENTS, AT BEGINNING OF PERIOD
1,616,696
		2,938,332
CASH AND CASH EQUIVALENTS , EXCLUDING INVEST-
	MENTS, AT END OF PERIOD
$711,425
		$7,304,349

The accompanying notes are an integral part


of these consolidated financial
statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION
(continued) ITEM 1: FINANCIAL STATEMENTS
(continued) NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (unaudited)
1.	Basis of Preparation


		The unaudited consolidated financial statements of ABIOMED, Inc. (the Company), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.
These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Form 10-
K for the year ended March 31, 1997, which was filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended September 30, 1997 may not be indicative of the results that may be expected for the full fiscal year.
2.	Principles of Consolidation
	The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, and the accounts of its majority-owned subsidiary Abiomed Limited Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.
3.	Inventories


	Inventories include raw materials, work-in-process, and finished goods and are priced at the lower of cost (first-in, first-out) or market and consist of the following:

September 30,
1997
March 31,
1997
Raw Materials
$919,677
$896,433
Work-in-Process
360,025
373,383
Finished Goods
567,922
550,967
TOTAL
$1,847,624
$1,820,783

Finished goods and work-in-process inventories consist of direct material, labor and overhead.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)


ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS(unaudited, continued)



4.	Stockholders' Investment
	In July 1997, the Company completed a private placement of 1,242,710 shares of its Common Stock to Genzyme Corporation and certain of the Company's directors. Proceeds to the Company from the private placement, net direct expenses, totaled approximately $15,965,000.


	During the three months ended September 30, 1997, options to purchase 68,250 shares of Common Stock were granted at exercise prices ranging from $12.50 to $14.00 per share. Options to purchase 21,200 shares were canceled during the quarter. Options to purchase 2,425 shares were exercised in the second quarter at exercise prices ranging from $5.625 to $8.00 per share.
During the three months ended September 30, 1997, 1,549 shares of


Common Stock were issued under the Employee Stock Purchase Plan.
On August 13, 1997, the Company declared a dividend of one Preferred
Share Purchase Right (the "Right") for each outstanding share of Common
Stock to its stockholders of record at August 28, 1997. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock with a par value of $0.01 per share, at a price of $90.00 per one one-thousandth of a share, subject to adjustment.
In accordance with the terms set forth in the Rights Agreement, the
Rights are not exercisable until the occurrence of certain events, as defined. In addition, the registered holders of the Rights will have no rights as a Common stockholder of the Company until the Rights are exercised. The terms of the Rights may be amended by the Board of Directors. The Rights will expire on August 13, 2007.
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

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)


ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(unaudited,
continued)
7.	Other Assets
	Other assets includes $414,000 in unamortized purchase cost of the Company's majority interest of the Abiomed Limited Partnership. The interest in the Abiomed Limited Partnership is being amortized over five years, its estimated useful life. Abiomed Limited Partnership (the Partnership) was formed in March 1985 and provided initial funding for the design and development of certain of the Company's products.
	Through August 3, 2000, the Company owes a royalty to the Partnership of 5.5% of certain revenues from these products. Because the Company owns 61.7% of the Partnership, the net royalty expense to the


Company is approximately 2.1% of these product revenues. This royalty formula is subject to certain maximum amounts and to certain additional adjustments in the event that the Company sells the technology. The Partnership is inactive except with respect to receiving and distributing proceeds from these royalty rights.
	Also included in other assets are long term accounts receivable related to sales-type leases. The terms of these non-cancellable leases are one to three years. As of September 30, 1997, approximately $490,000 is included in other assets.
8.	Recent Accounting Development
	On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for the computation and presentation of earnings per share and applies to entities with publicly held common stock or potential common stock. This statement, which supersedes APD Opinion No. 15, is effective for financial statements for both interim and annual periods ending after December 15, 1997. This statement when adopted, will require the restatement of prior years' earnings per share. Management expects that the adoption of this new statement will not have a material impact on the Company's previously disclosed earnings per share.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997
NET INCOME
	Net income and income per share increased to $488,000 and $0.06 per share, respectively, for the three months ended September 30, 1997 compared to net income and income per share of $254,000 and $0.04 per share, respectively, for the three months ended September 30, 1996.
REVENUES
	Total revenues, excluding interest income, increased by 82% to $7.0 million in the three months ended September 30, 1997 from $3.8 million in the three months ended September 30, 1996. This increase was attributable to an increase in both product and contract revenues.


	Product revenues increased by 77% to $5.1 million in the three months ended September 30, 1997 from $2.9 million in the three months ended September 30, 1996. This increase was primarily attributable to increased unit sales of BVS blood pumps, consoles and related accessories. Product revenues for the three months ended September 30, 1997 included a $230,000 reduction in the Company's BVS blood pump backlog and $250,000 in revenue from the a single international distributor to be used by that distributor to conduct BVS clinical trials for that distributor's territory. As of September 30, 1997, the Company's backlog of unshipped customer orders was $370,000. More than 90% of total product revenues in the three months ended September 30, 1997 were derived from domestic sources.
	Contract revenues increased by 98% to $1.9 million in the three months ended September 30, 1997 from $937,000 in the three months ended
September 30, 1996. This increase primarily reflected increased activity under the Company's contract to develop a battery-powered Implantable
Total Artificial Heart (TAH). The Company accounts for revenue under its government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. Through September 30, 1997, the government has appropriated $4.9 million of the $8.5 million of its TAH contract amount. The original government appropriation schedule calls for no further appropriation for the TAH contract until October 1998. This schedule is subject to change at the discretion of the government. During the three months ended September 30, 1997, the Company's expenditures under the TAH contract exceeded the appropriated amount, resulting in the Company recognizing as revenue all of the remaining $3.2 million balance of the $4.9 million appropriated under the TAH contract.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)
REVENUES (continued)
	While the Company currently plans to further increase its expenditures in connection with the development of the TAH, the Company will not recognize any further contract revenues under the TAH contract until such time as additional funds are appropriated under the TAH contract, if ever. The Company believes that certain of its costs incurred prior to further appropriation may be reimbursable under the TAH contract, if and when additional appropriation under the TAH contract is made. Due to the Company's accelerated TAH development activity and the timing of government appropriations, the Company believes that it will experience significant quarterly fluctuations in contract revenues. The Company also believes that the Company's total expenses to complete the development of the TAH will significantly exceed the remaining $3.6 million TAH contract amount. As a result, the Company believes that it likely will incur losses, potentially as soon as the quarter ending December 31, 1997.
	As of September 30, 1997, the Company's total backlog of research and development contracts and grants was $8.7 million, including $3.6 million for TAH research and development and $3.0 million for Heart Booster research and development. Funding for the Company's government research and development contracts is subject to government appropriation, and all of these contracts contain provisions which make them terminable at the convenience of the government.
COSTS AND EXPENSES
	Total costs and expenses increased to $6.8, 97% of total revenues, for the three months ended September 30, 1997, from $3.7, 97% of total revenues, for the three months ended September 30, 1996. The majority of this increase in costs and expenses was incurred to support higher revenues and increased development activities related of the TAH.
	Cost of products sold as a percentage of product revenues was 37.3% for the three months ended September 30, 1997 as compared to 37.2% in the three months ended September 30, 1996.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)
COSTS AND EXPENSES (continued)
	Research and development expenses increased by 119% to $2.0 million, 29% of total revenues, for the three months ended September 30, 1997, from $917,000, 24% of total revenues for the three months ended September 30, 1996. The increase primarily reflected a higher level of activity under the Company's cost-plus-fixed-fee research and development contracts and grants, particularly the TAH contract. Research and development expenses during the six months ended September 30, 1997 also included $230,000 of expenses incurred in connection with the Company's development activities for the TAH in excess of the appropriated amounts under the TAH contract. The Company anticipates that its research and development expenses will continue to increase significantly as a result of its plans to increase its internally funded research and development efforts for the TAH.


	Selling, general and administrative expenses increased by 67% to $2.9 million, 41% of total revenues, for the three months ended September 30, 1997, from $1.7 million, 45% of total revenues, for the three months ended September 30, 1996. The increase in absolute dollars primarily reflected increased sales and marketing expenses, particularly increased personnel and sales commissions, related to the increase in product revenues as well as additional administrative personnel. The decrease in selling, general and administrative expenses as a percentage of total revenue reflected the Company's higher revenue base to support these increased costs.
INTEREST AND OTHER
	Interest and other income consists primarily of interest on the Company's investment balances, net of interest and other expenses. Interest income and other income increased to $292,000, 4% of total revenues, for the three months ended September 30, 1997 from $126,000, 3% of total revenues, for the three months ended September 30, 1996. This increase primarily reflects interest earned on the Company's higher average investment balances.
	Income taxes incurred during these periods were not material and the Company continues to have significant net tax operating loss carryforwards and tax credit carryforwards.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)
SIX MONTHS ENDED SEPTEMBER 30, 1997
NET INCOME
	Net income and income per share increased to $1.4 million and $0.05 per share, respectively, for the six months ended September 30, 1997 compared to net income and income per share of $637,000 and $0.04 per share, respectively, for the six months ended September 30, 1996.
REVENUES



	Total revenues, excluding interest income, increased by 73% to $13.0 million in the six months ended September 30, 1997 from $7.5 million in the six months ended September 30, 1996. This increase was attributable to an increase in both product and contract revenues.
	Product revenues increased by 62% to $9.3 million in the six months ended September 30, 1997 from $5.8 million in the six months ended September 30, 1996. This increase was primarily attributable to increased unit sales of BVS blood pumps, consoles and related accessories. Product revenues during the six months ended September 30, 1997 included a $640,000 reduction in the Company's backlog for BVS blood pumps. This backlog had primarily resulted from the Company's voluntary recall of certain production lots of single-use BVS blood pumps during the quarter ended December 31, 1996. As of September 30, 1997, the Company's backlog of unshipped customer orders was $370,000. More than 90% of total product revenues in the six months ended September 30, 1997 were derived from domestic sources.


	Contract revenues increased by 110% to $3.7 million in the six months ended September 30, 1997 from $1.8 million in the six months ended September 30, 1996. This increase primarily reflected increased activity under the Company's TAH contract. The Company accounts for revenue under its government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. Through September 30, 1997, the government has appropriated $4.9 million of the $8.5 million of its TAH contract amount. The original government appropriation schedule calls for no further appropriation for the TAH contract until October 1998. This schedule is subject to change at the discretion of the government. During the six months ended September 30, 1997, the Company's expenditures under the TAH contract exceeded the appropriated amount, resulting in the Company recognizing as revenue all of the remaining $3.2 million balance of the $4.9 million appropriated under the TAH contract.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)
REVENUES (continued)
	As of September 30, 1997, the Company's total backlog of research and development contracts and grants was $8.7 million, including $3.6 million for TAH research and development and $3.0 million for Heart Booster research and development. Funding for the Company's government research and development contracts is subject to government appropriation, and all of these contracts contain provisions which make them terminable at the convenience of the government.
COSTS AND EXPENSES
	Total costs and expenses increased to $12.1, 93% of total revenues, for the six months ended September 30, 1997 from $7.1 million, 95% of total revenues, for the six months ended September 30, 1996. The majority of this increase in costs and expenses was primarily incurred to support higher revenue levels and increased development activities related to the TAH.
Cost of products sold as a percentage of product revenues remained unchanged at 36.9% for the six months ended September 30, 1997 and 1996.
	Research and development expenses increased by 105% to $3.7 million,


28% of total revenues, for the six months ended September 30, 1997, from $1.8 million, 24% of total revenues, for the six months ended September
30, 1996. The increase primarily reflected a higher level of activity under the Company's under cost-plus-fixed-fee research and development contracts and grants, particularly the TAH contract. Research and development expenses during the six months ended September 30, 1997 also included $230,000 of expenses incurred in connection with the Company's development activities for the TAH in excess of the appropriated amounts under the TAH contract. The Company anticipates that its research and development expenses will increase significantly as a result of its plans to increase its internally funded research and development efforts for the TAH.
	Selling, general and administrative expenses increased by 54% to $5.0 million, 38% of total revenues, for the six months ended September 30, 1997 from $3.2 million, 43% of total revenues, for the six months ended September 30, 1996. The increase in absolute dollars primarily reflected increased sales and marketing expenses, particularly increased personnel and sales commissions, related to the increase in product revenues, as well as additional administrative personnel. The decrease in selling, general and administrative expenses as a percentage of total revenues reflected the Company's higher revenue base to support these increased costs.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)
INTEREST AND OTHER
	Interest and other income consists primarily of interest on the Company's investment balances, net of interest and other expenses. Interest income increased to $417,000, 3% of total revenues, for the six months ended September 30, 1997, from $257,000, 3% of total revenues, for the six months ended September 30, 1996. This increase primarily reflects the interest earned on the Company's higher average investment balances.
LIQUIDITY AND CAPITAL RESOURCES
	As of September 30, 1997, the Company had $24.3 million in cash and short-term marketable securities. The Company also has a $3,000,000 line of credit from a bank that expires in September 1998, and which was entirely available at September 30, 1997.
In the six months ended September 30, 1997, operating activities provided cash of $2,000. Net cash provided by operating activities during the six months ended September 30, 1997 reflected net income of $1.4 million, including depreciation and amortization expense of $440,000, and an increase in accrued expenses of $535,000. These sources of cash were partially offset by an increase in accounts receivable of $2.0 million, a decrease in accounts payable of $156,000, and increases in prepaid expenses and inventory of $220,000 and $30,000, respectively. The increase in accounts receivable was primarily attributable to the Company's increased sales, including an increase in product revenues attributable to sales-type lease transactions.


	During the six months ended September 30, 1997, investing activities used $17.0 million of cash. Net cash used by investing activities included $15.9 million of purchases of short-term investments and $1.1 million of purchases and improvements of property and equipment.
	During the six months ended September 30, 1997, financing activities provided $16.1 million of cash. Net cash provided by financing activities included $16.0 million in net proceeds from the private placement of Common Stock to Genzyme Corporation and certain of the Company's directors in July 1997.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)
LIQUIDITY AND CAPITAL RESOURCES (continued)
	Although the Company does not currently have significant capital commitments, the Company believes that it will continue to make significant investments over the next several years to support the development and commercialization of its products and the expansion of its manufacturing facility. On September 29, 1997, the Company filed a registration statement with the Securities and Exchange Commission for a proposed public offering of 2,400,000 additional shares of Common Stock. In the proposed offering, 2,250,000 of the shares are expected to be offered by the Company and 150,000 shares are expected to be offered by Selling Shareholders. The Company has also granted to the underwriters a thirty day option to purchase up to an additional 360,000 shares of the Company's Common Stock solely to cover over-allotments.


	The Company believes that its revenues and existing resources will be sufficient to fund its planned operations, including planned increases in its internally funded TAH development efforts, for at least the next twelve months.

ABIOMED, INC. AND SUBSIDIARIES
PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
	No material litigation.
Item 2. Changes in Securities
	In July 1997, the Company completed a private placement of a total of 1,242,710 shares of Common Stock, par value $.01 per share, to Genzyme Corporation and certain of the Company's directors for a purchase price of $13.00 per share, for a total purchase price of approximately $16.2 million. The securities issued in the foregoing transaction were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption from registration which is set forth in Section 4(2) of the Act relating to sales by an issuer not involving any public offering.


Item 3. Defaults upon Senior Securities
	None
Item 4. Submission of Matters to a Vote of Security Holders
	At the Company's Annual Meeting of Shareholders held on August 13, 1997, the stockholders approved the following:
	a) Elected two persons to serve as Class II directors as follows:
Director
Votes For


Votes Withheld
John F. O'Brien
6,210,801
22,870
Henri A. Termeer
6,212,001
21,670
	b) A proposal to amend the Company's 1988 Employee Stock Purchase Plan (the "Plan") to expand the eligibility criteria to participate in the Plan to include employees who have completed six months of employment with the Company. The proposal received 6,169,709 votes for and 49,321 votes against. There were 14,641 abstentions and 784,170 non-voting.
Item 5. Other Information
	None
Item 6. Exhibits and Reports on Form 8-K


	a)	Exhibits
		10.1    Amendment to ABIOMED, Inc. 1988 Employee Stock
Purchase Plan
		10.2    Amendment to ABIOMED, Inc. 1992 Combination
Stock Option Plan
	b)	Reports on Form 8-K
		Form 8-K dated August 13, 1997 reporting the Company's adoption of a Shareholders' Rights Plan.

ABIOMED, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
			ABIOMED, Inc.


Date:  October 14, 1997            /s/ David M. Lederman
David M. Lederman
			CEO and President
Date:  October 14, 1997            /s/ John F. Thero
			John F. Thero


Vice President Finance
and Treasurer
Chief Financial Officer
Principal Accounting
Officer
18