Form 10-Q/A
period 1997-09-30
ABIOMED INC
filed 1997-10-27
CIK 815094

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

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)
REVENUES (continued)
	While the Company currently plans to further increase its expenditures in connection with the development of the TAH, the Company will not recognize any further contract revenues under the TAH contract until such time as additional funds are appropriated under the TAH contract, if ever. The Company believes that certain of its costs incurred prior to further appropriation may be reimbursable under the TAH contract, if and when additional appropriation under the TAH contract is made. Due to the Company's accelerated TAH development activity and the timing of government appropriations, the Company believes that it will experience significant quarterly fluctuations in contract revenues. The Company also believes that the Company's total expenses to complete the development of the TAH will significantly exceed the remaining $3.6 million TAH contract amount. As a result, the Company believes that it likely will incur losses, potentially as soon as the quarter ending December 31, 1997.
	As of September 30, 1997, the Company's total backlog of research and development contracts and grants was $8.7 million, including $3.6 million for TAH research and development and $3.0 million for Heart Booster research and development. Funding for the Company's government research and development contracts is subject to government appropriation, and all of these contracts contain provisions which make them terminable at the convenience of the government.
COSTS AND EXPENSES
	Total costs and expenses increased to $6.8 million, 97% of total revenues, for the three months ended September 30, 1997, from $3.7 million, 97% of total revenues, for the three months ended September 30, 1996. The majority of this increase in costs and expenses was incurred to support higher revenues and increased development activities related of the TAH.
	Cost of products sold as a percentage of product revenues was 37.3% for the three months ended September 30, 1997 as compared to 37.2% in the three months ended September 30, 1996.

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

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)
REVENUES (continued)
	As of September 30, 1997, the Company's total backlog of research and development contracts and grants was $8.7 million, including $3.6 million for TAH research and development and $3.0 million for Heart Booster research and development.  Funding for the Company's government research and development contracts is subject to government appropriation, and all of these contracts contain provisions which make them terminable at the convenience of the government.
COSTS AND EXPENSES
	Total costs and expenses increased to $12.1 million, 93% of total revenues, for the six months ended September 30, 1997 from $7.1 million, 95% of total revenues, for the six months ended September 30, 1996.  The majority of this increase in costs and expenses was primarily incurred to support higher revenue levels and increased development activities related to the TAH.
Cost of products sold as a percentage of product revenues remained unchanged at 36.9% for the six months ended September 30, 1997 and 1996.
	Research and development expenses increased by 105% to $3.7 million,


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