Form 10-Q
period 1997-12-31
ABIOMED INC
filed 1998-01-27
CIK 815094

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

	[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended December 31, 1997

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

As of December 31, 1997, there were 8,554,556 shares outstanding of the registrant's Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

TABLE OF CONTENTS


Page No.


Part I - Financial Information:





  Item 1. Financial Statements





     Consolidated Balance Sheets


          December 31, 1997 and March 31, 1997
3-4




     Consolidated Statements of Operations


          Three and Nine Months Ended December 31, 1997


          and December 31, 1996
5




     Consolidated Statements of Cash Flows


          Nine Months Ended December 31, 1997 and


          December 31, 1996
6




     Notes to Consolidated Financial Statements
7-9




  Item 2. Management's Discussion and Analysis of


             Financial Condition and Results of Operations
10-15




Part II - Other Information
16




     Signatures
17






ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

ASSETS

December 31,
1997

March 31,
1997


(unaudited)

(audited)



Current Assets:




  Cash and cash equivalents (Note 6)
$37,830

$1,616,696

  Short-term marketable securities (Note 6)
28,712,929

7,744,664

  Accounts receivable, net of allowance for doubtful accounts of $229,000 and $242,000 at March 31, 1997 and December 31, 1997, respectively



4,594,281




4,816,500

  Inventories (Note 3)
2,116,125

1,820,783

  Prepaid expenses and other current assets
364,972

173,172






          Total  current assets
35,826,137

16,171,815











Property and equipment, at cost:




  Machinery and equipment
4,409,552

3,147,837

  Furniture and fixtures
392,052

241,867

  Leasehold improvements
1,457,227

1,118,677


6,258,831

4,508,381






  Less: Accumulated depreciation




     and amortization
3,107,393

2,618,603


3,151,438

1,889,778











 Other assets, net  (Notes 2 and 7)
711,227

485,000


$39,688,802

$18,546,593

















The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS' INVESTMENT

December 31,
 1997

March 31,
 1997


(unaudited)

(audited)



Current Liabilities:




  Accounts payable
$1,440,512

        $1,289,024

  Accrued expenses
2,700,018

       2,032,506

          Total current liabilities
4,140,530

       3,321,530






Stockholders' Investment (Note 4):




  Class B Preferred Stock, $.01 par value-




          Authorized 1,000,000 shares




          Issued and outstanding-none
-

-

  Common Stock, $.01 par value-




          Authorized 25,000,000 shares at December 31, 1997




          Issued and Outstanding-  8,554,556 shares at




          December  31, 1997 and  7,008,282 shares at




          March 31, 1997
85,546

          70,082






  Additional paid-in capital
57,344,502

  37,169,893

  Accumulated deficit
(21,881,776)

      (22,014,912)

          Total stockholders' investment
35,548,272

      15,225,063


$39,688,802

  $18,546,593







The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

Nine Months Ended

Three Months Ended



December 31,
1997

December 31,
 1996

December 31,
 1997

December 31,
 1996





Revenues:








  Products
$13,297,818

$8,095,356

$3,973,613

$2,335,801

  Contracts
4,553,652

2,739,015

873,400

985,166


17,851,470

10,834,371

4,847,013

3,320,967










Costs and expenses:








  Cost of products
5,194,929

3,623,033

1,757,126

1,500,180

  Research and development
6,007,757

2,520,216

2,353,576

739,479

  Selling, general and administrative
7,336,650

4,841,567

2,366,500

1,612,332


18,539,336

10,984,816

6,477,202

3,851,991










Net loss from operations
 (687,866)

(150,445)

(1,630,189)

(531,024)










Interest and other income
821,002

406,980

404,360

150,443










Net income (loss)
$133,136

$256,535

($1,225,829)

($380,581)





















Net income (loss) per common
share (Note 5):
 Basic EPS method


$0.02



$0.04



($0.14)



($0.05)

 Diluted EPS method
$0.02

$0.04

($0.14)

($0.05)










Weighted average number of common
and dilutive common equivalent shares









outstanding (Note 5):
  Basic EPS method

7,911,577


6,972,195


8,457,889


6,976,121

  Diluted EPS method
8,205,494

7,191,848

8,457,889

6,976,121





































The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Nine Months Ended



December 31,
1997

December 31,
 1996



CASH FLOWS FROM OPERATING ACTIVITIES:




  Net income
$133,136

      $256,535

  Adjustments to reconcile net income to net cash




  Provided by (used in) operating activities-




          Depreciation and amortization
595,405

            294,253

          Changes in assets and liabilities-




               Accounts receivable
222,219

(607,546)

               Inventories
(295,342)

(396,387)

               Prepaid expenses and other assets
(524,642)

(91,151)

               Accounts payable
151,488

56,287

               Accrued expenses
667,512

(92,629)






                    Net cash provided by (used in) operating activities
949,776

    (580,638)






CASH FLOWS FROM INVESTING ACTIVITIES:




  (Purchases) maturities of investments, net
(20,968,265)

(422,877)

  Purchases of property and equipment and improvements
(1,750,450)

(932,561)






                     Net cash used in investing activities
(22,718,715)

(1,355,438)






CASH FLOWS FROM FINANCING ACTIVITIES:




  Proceeds from sales of Common Stock, net
20,087,824

-

  Proceeds from exercise of stock options and stock issued




    under employee stock purchase plan
102,249

338,838






                     Net cash provided by financing activities
20,190,073

338,838






NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS,




  EXCLUDING INVESTMENTS
(1,578,866)

(1,597,238)






CASH AND CASH EQUIVALENTS, EXCLUDING  INVEST-




  MENTS, AT BEGINNING OF PERIOD
1,616,696

        2,938,332






CASH AND CASH EQUIVALENTS , EXCLUDING INVEST-




  MENTS, AT END OF PERIOD
$37,830

        $1,341,094

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Preparation

	The unaudited consolidated financial statements of ABIOMED, Inc. (the Company), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Form 10-K for the year ended March 31, 1997, which was filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended December 31, 1997 may not be indicative of the results that may be expected for the full fiscal year.


2.	Principles of Consolidation

	The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, and the accounts of its majority-owned subsidiary Abiomed Limited Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.


3.	Inventories

	Inventories include raw materials, work-in-process, and finished goods and are priced at the lower of cost (first-in, first-out) or market and consist of the following:


December 31,
1997

March 31,
1997



Raw Materials
$1,048,219

$896,433

Work-in-Process
480,764

373,383

Finished Goods
587,142

550,967






TOTAL
$2,116,125

$1,820,783







	Finished goods and work-in-process inventories consist of direct material, labor and overhead.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)


4.	Stockholders' Investment

	In November 1997, the Company completed an offering of 290,000 shares of its Common Stock. Proceeds to the Company from the stock offering, net of direct expenses, totaled approximately $4,078,000.

	In July 1997, the Company completed a private placement of 1,242,710 shares of its Common Stock to Genzyme Corporation and certain of the Company's directors. Proceeds to the Company from the private placement, net of direct expenses, totaled approximately $15,965,000.

	During the three months ended December 31, 1997, options to purchase 4,600 shares of Common Stock were granted at exercise prices ranging from $11.00 to $18.00 per share. Options to purchase 11,125 shares were canceled during the quarter and there were no options to purchase shares exercised during the three months ended December 31, 1997.

5.	Net Income (Loss) Per Common Share

	The Company has calculated net income (loss) per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, a new accounting standard that requires the Company to present both basic and diluted net income (loss) for periods presented. Basic earnings (loss) per share ("Basic EPS") is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. Under the Diluted EPS method, no common equivalent shares are considered dilutive in periods, such as the three months December 31, 1997 and 1996, in which a net loss is reported because such common equivalent shares are antidilutive.

6.	Cash and Cash Equivalents

	The Company classifies any marketable security with a maturity date of 90 days or less at the time of acquisition to be a cash equivalent. Securities, including marketable securities, with original maturities of greater than 90 days are classified as investments.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

7.	Other Assets

	Other assets include $378,000 in unamortized purchase cost of the Company's majority interest of the Abiomed Limited Partnership. The interest in the Abiomed Limited Partnership is being amortized over five years, its estimated useful life. Abiomed Limited Partnership (the Partnership) was formed in March 1985 and provided initial funding for the design and development of certain of the Company's products.

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

	Also included in other assets are long term accounts receivable related to sales-type leases. The terms of these non-cancelable leases are one to three years. As of December 31, 1997, approximately $333,000 is included in other assets for these sales-type leases.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 1997


NET INCOME

	Net loss and loss per share, using the Diluted Earnings Per Share method, for the three months ended December 31, 1997, were approximately $1,226,000 and $0.14 per share, respectively. These losses compare to net loss and loss per share of approximately $381,000 and $0.05 per share, respectively, in the same period of the previous year. The net loss for the three months ended December 31, 1997 is primarily attributable to the Company's undertaking to accelerate the development of its battery-powered totally implantable artificial heart ("TAH"). During the three months ended December 31, 1997, the Company incurred $1,432,000, or $0.16 per share, of discretionary research and development expenses for this project in excess of the appropriated amount under its government contract to support this development (the "TAH contract"). Excluding these expenses, the Company's net income for the three months ended December 31, 1997 would have been $206,000, or $0.02 per share.

REVENUES

	Total revenues, excluding interest income, increased by 46% to $4.8 million in the three months ended December 31, 1997 from $3.3 million in the three months ended December 31, 1996. This increase was attributable to an increase in product revenues.

	Product revenues increased by 70% to $4.0 million in the three months ended December 31, 1997 from $2.3 million in the three months ended
December 31, 1996. This increase was primarily attributable to increased unit sales of BVS blood pumps, consoles and related accessories. The Company's product revenues in the three months ended December 31, 1996 were adversely affected by a product recall. The decrease in product revenues from $5.1 million in the three months ended September 30, 1997 was primarily attributable to transactions in the September quarter not repeated in the December quarter, including $250,000 in revenue from a single international distributor to be used by that distributor to conduct BVS clinical trials for that distributor's territory, $230,000 in revenue resulting from a reduction in the Company's BVS blood pump backlog and a large number of new customer orders in the last week of the quarter. The higher revenue resulting from these transactions in the September quarter was partially offset in the December quarter by a higher level of BVS blood pump reorders. More than 90% of total product revenues in the three months ended December 31, 1997 were derived from domestic sources.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

REVENUES (continued)

	Contract revenues decreased by 11% to approximately $873,000 in the three months ended December 31, 1997 from $985,000 in the three months ended December 31, 1996. This decrease primarily reflects timing of revenue recognized under the Company government TAH contract. None of the contract revenue recognized in the three months ended December 31, 1997 was derived from the Company's TAH government contract compared to $635,000 of contract revenue recognized under this contract for the three months ended December 31, 1996. The Company accounts for revenue under its government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. Through December 31, 1997, the government had appropriated $4.9 million of the $8.5 million of its TAH contract amount. Prior to the beginning of the three months ended December 31, 1997, the Company's expenditures under the TAH contract had exceeded the appropriated amount. The original government appropriation schedule calls for no further appropriation for the TAH contract until October 1998. This schedule is subject to change at the discretion of the government.

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

	As of December 31, 1997, the Company's total backlog of research and development contracts and grants was $8.0 million, including $3.6 million for TAH research and development and $2.6 million for Heart Booster*. research and development. Funding for the Company's government research and development contracts is subject to government appropriation, and all of these contracts contain provisions that make them terminable at the convenience of the government.

COSTS AND EXPENSES

	Total costs and expenses increased to $6.5 million, 134% of total revenues, for the three months ended December 31, 1997, from $3.9 million, 116% of total revenues, for the three months ended December 31, 1996. The majority of this increase in costs and expenses was incurred to support higher revenues and increased development activities related to the TAH.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

COSTS AND EXPENSES (continued)

	Cost of products sold as a percentage of product revenues was 44% for the three months ended December 31, 1997 as compared to 64% in the three months ended December 31, 1996. The majority of this decrease in cost of products sold as a percentage of product revenues was attributable to higher unit sales of BVS blood pumps as a percentage of product revenues in the current fiscal year over the prior year and to higher expenses incurred in the three months ended December 31, 1996 relating to the product recall.

	Research and development expenses increased by 318% to $2.4 million, 49% of total revenues, for the three months ended December 31, 1997, from $739,000, 22% of total revenues for the three months ended December 31, 1996. The increase primarily reflected higher levels of spending by the Company to advance the development of the TAH and higher level of activity under the Company's non-TAH cost-plus-fixed-fee research and development contracts and grants. Research and development expenses during the three months ended December 31, 1997 included $1,432,000 of expenses incurred in connection with the Company's development activities for the TAH in excess of the appropriated amounts under the TAH contract. The Company anticipates that its research and development expenses will continue to increase as a result of its plans to increase its internally funded research and development efforts for the TAH.

	Selling, general and administrative expenses increased by 47% to $2.4 million, 49% of total revenues, for the three months ended December 31, 1997, from $1.6 million, 49% of total revenues, for the three months ended December 31, 1996. The increase primarily reflects increased sales and marketing expenses, particularly increased personnel and sales commissions, related to the increase in product revenues as well as additional administrative personnel.

INTEREST AND OTHER

	Interest and other income consists primarily of interest on the Company's investment balances, net of interest and other expenses. Interest income and other income increased to $404,000, 8% of total revenues, for the three months ended December 31, 1997 from $150,000, 5% of total revenues, for the three months ended December 31, 1996. This increase primarily reflects interest earned on the Company's higher average investment balances.

	Income taxes incurred during these periods were not material and the Company continues to have significant net tax operating loss carryforwards and tax credit carryforwards.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)


NINE MONTHS ENDED DECEMBER 31, 1997


NET INCOME

	Net income and income per share, using the Diluted Earnings Per Share method, decreased to $133,000 and $0.02 per share, respectively, for the nine months ended December 31, 1997 compared to net income and income per share of $257,000 and $0.04 per share, respectively, for the nine months ended December 31, 1996. The comparative reduction in net income for the nine months ended December 31, 1997 is primarily attributable to the Company's undertaking to accelerate the development of its TAH. During the nine months ended December 31, 1997, the Company incurred $1,955,000, or $0.23 per share, of discretionary spending for this project in excess of the amount appropriated under the TAH contract. Excluding these expenses, the Company's net income for the nine months ended December 31, 1997 would have been $2,088,000, or $0.25 per share.

REVENUES

	Total revenues, excluding interest income, increased by 65% to $17.9 million in the nine months ended December 31, 1997 from $10.8 million in the nine months ended December 31, 1996. This increase was attributable to an increase in both product and contract revenues.

	Product revenues increased by 64% to $13.3 million in the nine months ended December 31, 1997 from $8.1 million in the nine months ended December 31, 1996. This increase was primarily attributable to increased unit sales of BVS blood pumps, consoles and related accessories. More than 90% of total product revenues in the nine months ended December 31, 1997 were derived from domestic sources.

	Contract revenues increased by 66% to $4.6 million in the nine months ended December 31, 1997 from $2.7 million in the nine months ended December 31, 1996. This increase primarily reflected increased activity under the Company's TAH contract. The Company accounts for revenue under its government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. Through December 31, 1997, the government had appropriated $4.9 million of the $8.5 million of its TAH contract amount. The original government appropriation schedule calls for no further appropriation for the TAH contract until October 1998. This schedule is subject to change at the discretion of the government. During the nine months ended December 31, 1997, the Company's expenditures under the TAH contract exceeded the appropriated amount, resulting in the Company recognizing as revenue all of the remaining $3.2 million balance of the $4.9 million appropriated under the TAH contract.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)


COSTS AND EXPENSES

	Total costs and expenses increased to $18.5 million, 104% of total revenues, for the nine months ended December 31, 1997 from $11.0 million, 101% of total revenues, for the nine months ended December 31, 1996. The majority of this increase in costs and expenses was incurred to support higher revenue levels and increased development activities related to the TAH.

	Cost of products sold increased to $5.2 million, 39% of product revenues for the nine months ended December 31, 1997 from $3.6 million, 45% of product revenues for the nine months ended December 31, 1996. The majority of this decrease in cost of products sold as a percentage of product revenues was attributable to higher unit sales of BVS blood pumps as a percentage of product revenues in the current fiscal year over the prior year and to higher expenses incurred in the nine months ended December 31, 1996 relating to the product recall.

	Research and development expenses increased by 138% to $6.0 million, 34% of total revenues, for the nine months ended December 31, 1997, from $2.5 million, 23% of total revenues, for the nine months ended December 31, 1996. The increase primarily reflected a higher level of activity under the Company's cost-plus-fixed-fee research and development contracts and grants, particularly the TAH contract, and $2.0 million of expenses incurred in connection with the Company's development activities for the TAH in excess of the appropriated amounts under the TAH contract.

	Selling, general and administrative expenses increased by 51% to $7.3 million, 41% of total revenues, for the nine months ended December 31, 1997 from $4.8 million, 45% of total revenues, for the nine months ended December 31, 1996. The increase primarily reflected increased sales and clinical expenses, particularly increased personnel and sales commissions, related to the increase in product revenues, as well as additional administrative personnel. The decrease in selling, general and administrative expenses as a percentage of total revenues reflected the Company's higher revenue base to support these increased costs.

INTEREST AND OTHER

	Interest and other income consists primarily of interest on the Company's investment balances, net of interest and other expenses. Interest income increased to $821,000, 5% of total revenues, for the nine months ended December 31, 1997, from $407,000, 4% of total revenues, for the nine months ended December 31, 1996. This increase primarily reflects the interest earned on the Company's higher average investment balances.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)


LIQUIDITY AND CAPITAL RESOURCES

	As of December 31, 1997, the Company had $28.8 million in cash and short-term marketable securities. The Company also has a $3,000,000 line of credit from a bank that expires in September 1998, and which was entirely available at December 31, 1997.

	In the nine months ended December 31, 1997, operating activities provided cash of $950,000. Net cash provided by operating activities during the nine months ended December 31, 1997 reflected net income of $133,000, including depreciation and amortization expense of $595,000, a decrease in accounts receivable of $222,000, an increase in accounts payable of $151,000 and an increase in accrued expenses of $668,000. These sources of cash were partially offset by increases in prepaid expenses and inventory of $524,000 and $295,000, respectively.

	During the nine months ended December 31, 1997, investing activities used $22.7 million of cash. Net cash used by investing activities included $21.0 million of purchases of short-term investments and $1.7 million of purchases and improvements of equipment and property.

	During the nine months ended December 31, 1997, financing activities provided $20.1 million of cash. Net cash provided by financing activities included $16.0 million in net proceeds from the private placement of Common Stock to Genzyme Corporation and certain of the Company's directors in July 1997 and $4.1 million in net proceeds from the sale of the Company's Common Stock in November 1997.

	Although the Company does not currently have significant capital commitments, the Company believes that it will continue to make significant investments over the next several years to support the development and commercialization of its products and the expansion of its manufacturing facility. The Company is regularly evaluating alternative sources of funding to address this need. The Company believes that its revenues and existing resources will be sufficient to fund its planned operations, including planned increases in its internally funded TAH development efforts, for at least the next twelve months.

ABIOMED, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On January 20, 1998, World Heart Corporation and the Ottawa
Heart Institute Research Corporation filed a complaint in the United States District Court for the District of Delaware. The complaint seeks damages and injunctive relief for alleged breaches of contract, misappropriation of trade secrets, conversion of trade secrets and patent infringement by the Company. These allegations relate to certain technology used by the Company in its transcutaneous energy transmission system which is a component of the TAH under development by the Company. The Company does not believe that it is infringing any patent or other intellectual property rights of the plaintiffs and intends to vigorously defend this position.

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

							ABIOMED, Inc.



Date: January 27, 1998	     	    	/s/ David M. Lederman
							David M. Lederman
							CEO and President



Date: January 27, 1998				        /s/ John F. Thero
							John F. Thero
							Vice President Finance
							and Treasurer
							Chief Financial Officer
							Principal Accounting Officer


17