Form 10-K
period 1998-03-31
ABIOMED INC
filed 1998-06-29
CIK 815094

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

(MARK ONE)

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

      For fiscal year ended March 31, 1998 or

  [_] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from       to      .

    Commission File Number: 1-9585

                                 ABIOMED, INC.
            (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                              04-2743260
    (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
    Incorporation or Organization)

    33 CHERRY HILL DRIVE, DANVERS,                      01923
             MASSACHUSETTS                           (Zip Code)
    (Address of Principal Executive
               Offices)

                                (978) 777-5410
             (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
                 None                                REGISTERED
                                                        None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

  The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of June 24, 1998 was $118,037,425 based on the closing price of $13.75 on that date on the Nasdaq Stock Market's National Market. As of June 24, 1998, 8,584,540 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III (Items 10, 11 and 12) of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Information contained in this Report contains forward-looking statements such as statements of the Company's plans, objectives, expectations and intentions, that can often be identified by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "believe," "plan," "intend," "could," "estimates," "is being" or "goal" or other variations of these terms or comparable terminology. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed in the risk factors set forth in Item 7 below (the "Risk Factors") as well as those discussed elsewhere herein.

  ABIOMED, Inc. ("ABIOMED" or the "Company") is a leader in the research and development of cardiac assist and heart replacement technology. The Company developed, manufactures and sells the BVS-5000 ("BVS"), a temporary cardiac assist device designed to provide a patient's failing heart with full circulatory assistance while allowing the heart to rest, heal and recover its function. The BVS is most frequently used in patients whose hearts fail to immediately recover function following heart surgery. The BVS is the only device that can provide full circulatory assistance approved by the United States Food and Drug Administration ("FDA") as a bridge-to-recovery device for the treatment of all patients with reversible heart failure.

  The Company is developing a battery-powered totally implantable heart replacement device ("HRD") intended as a permanent replacement device to assume the full pumping function of both the left and right ventricles of the heart. The HRD is designed for use by patients with irreparably damaged hearts and at risk of death due to acute myocardial infarction ("AMI"), chronic ischemic disease or some form of end-stage congestive heart failure, but whose vital organs otherwise remain viable. Among these combined groups, the Company believes that at least 60,000 patients per year could benefit from a heart replacement device. The Company is devoting significant resources to accelerate the development of the HRD with the goal to initiate clinical trials of the HRD by the end of the year 2000. There can be no assurance that the Company will be able to successfully complete pre-clinical testing of the HRD and receive FDA approval to begin clinical trials of the HRD in a timely manner, if at all, or that any market will develop for the HRD.

  The Company sells the BVS in the United States through direct sales and clinical support teams. Its sales force focuses on sales to new customers, while its clinical support group focuses on training and educating existing customers in order to improve clinical outcomes and increase BVS blood pump usage. The BVS is intended for use in any hospital performing open-chest cardiac surgery, of which there are more than 900 in the United States. As of March 31, 1998, the BVS had been purchased by over 330 medical centers in the United States including many of the largest centers. The Company believes that its installed base of customers provides an opportunity for reorders of the single-use BVS blood pumps as well as a reference base to assist in selling to new accounts.

  Since the Company's inception, United States government agencies, particularly the National Heart, Lung and Blood Institute ("NHLBI"), have provided significant support to the Company's product development efforts. The Company seeks funding from third parties to support its research and development programs and generally limits the use of its own funds until the scientific risk is reduced. In addition, the Company intends to pursue collaborative relationships to develop and commercialize the Company's non-cardiac assist technologies.

  The Company is a Delaware corporation. It commenced operations in 1981. The Company's principal offices are located at 33 Cherry Hill Drive, Danvers, Massachusetts 01923; its telephone number is (978) 777-5410. As used herein, the Company or ABIOMED includes ABIOMED, Inc. together with its subsidiaries.

ABIOMED(R), ABIODENT(R), and the ABIOMED logo are registered service marks of the Company. Angioflex(R), BVS(R), BVS-5000(R), PerioTemp(R), and SupraCor(R) are registered trademarks of the Company. Heart Booster(TM) is a trademark of the Company. This Report may also include trademarks of companies other than the Company.

HEART DISEASE

 Overview

  The human heart consists of four chambers, including a left and right ventricle. The left ventricle pumps oxygen rich blood throughout the body. The right ventricle pumps oxygen depleted blood which has been circulated through the body to the lungs where it is re-oxygenated. The heart muscles of the ventricles require an uninterrupted supply of oxygenated blood, which is provided through coronary arteries.

  Insufficient blood flow to the muscles of the heart, known as ischemia, results in oxygen deprivation and leads to various complications. These complications include reduced cell function and, in more severe cases, permanent damage to the heart muscle, such as AMI. Diseases to the coronary arteries, which affect blood flow to the heart, are generally classified as coronary heart disease.

  Congestive heart failure is a condition manifested clinically by an enlarged heart. Congestive heart failure develops over time primarily due to excess demand on the heart muscle caused by a variety of factors, including chronic hypertension (high blood pressure), incompetent valves, coronary heart disease, infections of the heart muscle or the valves and congenital heart problems.

  Abnormalities in the electrical conduction system regulating the pumping function of the heart, known as rhythm disorders, can also lead to complications. These complications range from ventricular fibrillation (unsynchronized contractions) and arrhythmia (irregular heartbeats) to cardiac arrest. Most cardiac arrests result in sudden death.

 Prevalence and Mortality

  In 1994, there were an estimated 13.7 million people with coronary heart disease, 4.8 million people with congestive heart failure, 4.0 million people with rhythm disorders, and 1.4 million people with valvular diseases in the United States. These diseases and conditions resulted in approximately 750,000 deaths in 1995, of which approximately half were sudden deaths. Of the deaths that did not occur suddenly, approximately 110,000, 131,000, and 59,000 were associated with AMI, chronic ischemic disease and congestive heart failure, respectively.

 Circulatory Support Therapies

  In general, there are four modalities for the treatment or support of failing ventricles: pharmaceutical therapies, cardiological interventions, surgical corrections, and mechanical cardiac interventions. Pharmaceutical therapies, including diuretics, ACE inhibitors, beta blockers and calcium channel blockers, are commonly the first treatment option. Cardiological interventions, including angioplasty and the use of stents, are minimally invasive procedures that primarily address certain forms of coronary heart disease. Surgical corrections, including coronary bypass surgery and valve replacement, while effective, are a viable alternative only for those patients with enough functional heart muscle to sustain life. Mechanical cardiac interventions involve the use of devices for those patients whose heart muscles are unable to sustain life without cardiac assistance.

 Mechanical Cardiac Interventions

  Mechanical cardiac interventions can be divided into three groups of devices: temporary cardiac assist, permanent cardiac assist and heart replacement.

  Temporary Cardiac Assist. Patients who are candidates for temporary cardiac assist consist of those with severely but reversibly failing hearts and those who need ventricular support to remain alive while they await transplantation. Temporary cardiac devices which are designed to support the recovery of patients with reversibly failing hearts are referred to as "bridge-to-recovery" devices, and those which can support patients awaiting transplantation are referred to as "bridge-to-transplant" devices. Approximately 12,000 patients with potentially recoverable hearts die every year in the United States following heart surgery. Bridge-to-recovery devices can save the lives of many of these patients by temporarily assuming the pumping function of the heart, while allowing the heart to rest, heal and recover its normal function. These devices can also be used for bridge-to-recovery for nonsurgical patients who would otherwise die as a result of certain transient viral infections that attack the heart muscle. Bridge-to-transplant devices are ventricular assist devices ("VADs") used to support a portion of the patients awaiting heart transplants. There are approximately 2,300 heart transplants performed in the United States annually.

  Permanent Cardiac Assist. Patients with life-impairing or life-threatening heart failure due to permanent muscle damage may require support to either or both ventricles. Depending upon the severity of the damage and the nature of the heart's condition, these patients may be helped with permanent assist devices. Permanent assist devices under development can be grouped into two types, those that pump blood directly, such as VADs, and those that wrap around and help contract the heart without direct blood contact. Both types potentially may be used to treat end-stage congestive heart failure patients as well as those patients who are not at imminent risk of death but whose daily activities are generally restricted due to their weakened hearts. In 1995, there were approximately 59,000 deaths in the United States attributable to congestive heart failure.

  Heart Replacement. Patients with irreparably damaged hearts and at risk of death due to AMI, chronic ischemic disease or some form of end-stage congestive heart failure but whose vital organs otherwise remain viable are candidates for heart replacement. Included among these patients are those with massive heart damage, severe rhythm disorders, prosthetic valves, clots or thrombi in the ventricles, high pulmonary resistance, chronic right ventricle failure or heart transplant rejection. Among these combined groups, the Company believes that at least 60,000 patients per year could benefit from a heart replacement device. No life-supporting treatment is currently available for these patients except for the approximately 2,300 who receive heart transplants annually in the United States. Currently, available donor hearts are primarily reserved for transplantation of select end-stage congestive heart failure patients because many of these patients are able to survive for the long waiting periods required before a suitably matched donor heart can be found. The Company believes that the development of a heart replacement device would increase the number of lives saved by eliminating the scarcity of, and waiting period for, available hearts.

ABIOMED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

  The Company markets the BVS, which is a temporary cardiac assist device, and is developing the HRD and the Heart Booster, which are replacement and permanent cardiac assist devices, respectively.

  The BVS-5000 Bi-Ventricular Assist System. The BVS is a temporary cardiac assist device designed to provide a patient's failing heart with full circulatory assistance while allowing the heart to rest, heal and recover its function. The BVS is most frequently used in patients whose hearts fail to immediately recover function following heart surgery. In November 1992, the Company received Pre-Market Approval ("PMA") from the FDA for the BVS for this post-surgery therapy. In 1996 and 1997, the FDA approved the use of the BVS for additional indications, expanding its use for the treatment of all patients with reversible heart failure as a bridge-to-recovery device. The BVS is the only device that can provide full circulatory assistance approved by the FDA for the treatment of all such patients.

  The BVS system is comprised of a microprocessor-based pneumatic drive and control console, single-use external blood pumps and cannulae. The BVS console incorporates a closed-loop control system that automatically adjusts the pumping rate, similar to the natural heart. The dual-chamber blood pumps provide complete or partial pumping of blood for the left, right or both sides of a patient's heart and are designed to mimic the function of the natural heart. The BVS blood pumps reduce the risk of damaging blood cells by filling the ventricles passively and continuously by gravity rather than by suction. The cannulae are specially designed tubes used to connect the blood pumps to the heart. The integration of the cannulae, blood pumps and console creates a system with the ability to reduce the load on the heart, provide pulsatile blood flow to vital organs and allow the heart muscles time to rest and recover. Stabilization of patients who recover under BVS support typically occurs in a period of less than one week. The BVS is designed to be simple and easy to use and does not require a specially trained technician to constantly monitor or adjust the pumping parameters, which can reduce hospital operating costs.

  The BVS is intended for use in any hospital performing open-chest cardiac surgery, of which there are more than 900 in the United States. As of March 31, 1998, the BVS had been purchased by over 330 medical centers in the United States including many of the largest centers. Typically, medical centers initially purchase the BVS console, two to four BVS single-use blood pumps, cannulae, training and related accessories. The BVS is capable of supporting the left, right or both ventricles of the heart. In the Company's clinical experience, approximately half of the patients required support to both ventricles of the heart and therefore the use of two single-use BVS blood pumps. The Company's United States list price for a BVS console, and a blood pump and cannulae set are $59,500 and $7,650, respectively.

  The Totally Implantable Heart Replacement Device (HRD), previously referred to as the Total Artificial Heart or TAH. The Company is developing a battery-powered totally implantable heart replacement device intended as a permanent replacement system to assume the full pumping function of both the left and right ventricles of the heart. The HRD is designed for use by patients with irreparably damaged hearts and at risk of death due to AMI, chronic ischemic disease or some form of end-stage congestive heart failure but whose vital organs otherwise remain viable. Included among these patients are those with massive heart damage or infection, severe rhythm disorders, prosthetic valves, clots or thrombi in the ventricles, high pulmonary resistance, chronic right ventricle failure and heart transplant rejection.

  The core technology for the HRD has been under development by the Company since the Company's inception. The Company has completed its feasibility studies of the HRD system and substantially finalized the design of the HRD. The system and individual components have been tested through a variety of laboratory and animal tests. The Company is devoting significant resources towards improving the HRD manufacturing process in order to reach consistency and reliability levels necessary to conduct advanced pre-clinical and clinical trials. The Company's goal is to initiate clinical trials of the HRD by the end of the year 2000. There can be no assurance that the Company will be able to successfully complete pre-clinical testing of the HRD and receive FDA approval to begin clinical trials of the HRD in a timely manner, if at all. Moreover, pre-clinical trials may not be predictive of results that will be obtained in clinical trials. The Company is consulting with regulatory authorities, leading medical centers and physicians to define protocols and patient populations for future clinical trials. During fiscal 1998, the Company built and began use of a new development and pilot-scale manufacturing facility, and significantly increased the personnel focused on the manufacturability and testing of the HRD.

  The HRD system is comprised of a thoracic unit, or "replacement heart," a rechargeable battery, a miniaturized electronics package, a transcutaneous energy transmission system, and an external battery pack to be carried or attached to a belt or vest. The thoracic unit includes two artificial ventricles with their associated valves and a hydraulic pumping system. The unit provides complete pumping of the blood to the lungs and throughout the body. The ventricles and their associated valves are being designed and manufactured with seamless surfaces which reduce the risk of damaging blood cells, or creating clots or thrombi. The electronics package automatically adjusts the rate and amount of blood flow to the patient's needs, similar to the natural heart. The implantable rechargeable battery and the transcutaneous energy transmission system eliminate the need for wires penetrating the patient's skin and associated risks of infection. The entire HRD system is being designed to be highly reliable with minimal maintenance and patient involvement.

  Much of the development of the HRD has been funded by the NHLBI. Prior to receiving its most recent $8.5 million HRD Contract extension, the Company demonstrated to the NHLBI that the basic design of the system functioned adequately in laboratory and animal models. The Company retains the right to market the resulting HRD without royalty to NHLBI. The Company is responsible for the complete research and development program and has collaborated over the past ten years with the Texas Heart Institute for pre-clinical product testing and evaluation.

  In preparation for initial HRD clinical trials, the Company has reached agreement to begin training the following five select U.S. medical centers: 1) Allegheny University of the Health Sciences; 2) a team consisting of Brigham and Women's Hospital and the Massachusetts General Hospital; 3) Jewish Hospital in conjunction with the University of Louisville; 4) Texas Heart Institute; 5) UCLA Medical Center. The Company has also begun conversations with select European Centers.

  The Heart Booster. The Company is developing the Heart Booster as a permanent cardiac assist device designed to wrap around and help contract the heart without direct blood contact. The Heart Booster is being designed for use in patients with congestive heart failure who are not at imminent risk of death, but whose daily activities are generally restricted due to their weakened hearts. This device, unlike most devices being developed to pump blood directly, avoids the potential risks of damage to blood cells and formation of clots and thrombi. The Heart Booster consists of a pliant and thin artificial plastic "muscle" that can be wrapped around the heart. This artificial muscle is being developed to mimic the contraction-relaxation characteristics of the heart muscle and provide sufficient contractility. The design goal of the Heart Booster is to restore an acceptable and active quality of life to the patient. The Heart Booster is in an earlier stage of research and development than the HRD and is being developed under a five year, $4.3 million contract from the NHLBI. There can be no assurance that the Company will be successful in developing the Heart Booster.

MARKETING AND SALES

  Approximately 900 medical centers in the United States perform heart surgery. The Company has focused its initial BVS selling efforts on teaching and transplant centers as well as the medical centers that perform the most heart surgery procedures. As of March 31, 1998, the BVS had been purchased by over 330 medical centers in the United States, many of which are within the group of medical centers initially targeted. The Company believes that its installed base of customers provides an opportunity for reorders of the single-use BVS blood pumps as well as a reference base to assist in selling to new accounts.

  The Company sells the BVS in the United States through direct sales and clinical support teams. As of June 1, 1998, the Company's BVS sales, clinical support, marketing and field service teams included 35 full-time employees. Its sales force focuses on BVS sales to new customers. Its clinical support group focuses on training and educating existing customers in order to improve clinical outcomes and increase BVS blood pump usage. The Company believes the efforts of its clinical support group contribute significantly to the number of lives saved by the BVS and usage and reorders of BVS blood pumps. The Company also believes that its sales and support teams will be key assets for the introduction of potential future products such as the HRD. Building on its experience in the United States, the Company also is working to expand its international sales efforts both through distributors, including a recent collaborative arrangement for distribution in Japan, and by selling directly in select European markets. The Company believes that sales of its BVS may be somewhat seasonal, with reduced sales in the summer months, reflecting hospital personnel and physician vacation schedules.

MANUFACTURING

  The Company manufactures the BVS console, BVS blood pumps and related accessories. The manufacture of BVS consoles consists primarily of assembly, testing and quality control. The Company purchases the majority of the materials, parts and peripheral components used in the BVS consoles. The Company manufactures certain blood contacting components for the BVS blood pumps, including valves and bladders, from its proprietary Angioflex polymer.

  The nature of the Company's products requires high quality manufacturing. The Company's manufacturing and quality testing processes and procedures are highly dependent on the diligence and experience of the Company's personnel. To the extent that the Company's manufacturing volumes expand or the Company begins the manufacture of new products, this dependence on personnel will likely increase. In addition, the manufacture of blood contacting surfaces of the Company's products requires a high degree of precision. These surfaces are manufactured from polyurethane-based materials. The quality and composition of polyurethane-based products can vary significantly based on numerous factors including humidity, temperature, material content and air flow during the manufacturing process. The Company's products also incorporate plastic components for non-blood contacting surfaces. The Company relies on third-party vendors to provide these components to the Company's specifications. The Company is not able to fully inspect the quality of all vendor-supplied components and, therefore, relies on its vendors with respect to the quality of these components. Once the plastic-based components of the Company's products have been assembled, accessibility for inspection is limited. If a defect is detected in as few as one of the Company's products, or in one component of a Company product, it can result in the recall or restriction on sale of products. Once assembled, in most cases, the Company's blood contacting components cannot be reworked for human use. The manufacturing lead times for parts and assemblies, particularly the polyurethane-based components, can take many weeks from the date that all materials and components are received by the Company. In addition, vendor lead times for materials and components of the Company's products vary significantly, with lead times for certain materials and components exceeding six months.

  The Company is negotiating with its landlord to enter into a new or amended lease which would allow the Company to consolidate its operations into one building by expanding into approximately 19,000 square feet of additional space in one of the two buildings occupied by the Company and exiting approximately 10,000 square feet of space in the second building. The Company intends to use the additional space primarily to expand its manufacturing and research and development activities. The Company anticipates beginning to use this new space within the next twelve months. There can be no assurance that the products manufactured in the expanded facility will be manufactured at the same cost and quality as the BVS is currently being manufactured. In addition, to the extent that the Company's products under development have been manufactured, they have been manufactured as prototypes with, at most, pilot-scale production. The Company's products under development are likely to involve additional manufacturing complexities and high quality requirements. There can be no assurance that the Company will be able to increase production of the BVS or manufacture future products, if developed and approved, in commercial quantities on a consistent and timely basis, with acceptable cost and quality. The inability to manufacture current and future products in sufficient quantities in a timely manner, and with acceptable cost and quality, would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company relies on outside vendors to supply certain components used in the BVS and in its products under development. Certain of the components of the BVS are supplied by sole source vendors or are custom made for the Company. From time to time, suppliers of certain components of the BVS have indicated that they intend to discontinue, or have discontinued, making such components. In addition, certain of these components are supplied from single sources due to quality considerations, costs or constraints imposed by regulatory authorities. There are relatively few additional sources of supply for certain components and establishing additional or replacement suppliers for such components cannot be accomplished quickly and may require FDA approval. In the past, certain suppliers have announced that, due to government regulation or in an effort to reduce potential product liability exposure, they intend to limit or terminate sales of certain products to the medical industry. There can be no assurance that, if such an interruption were to occur, the Company would be able to find suitable alternative supplies at reasonable prices or would be able to obtain requisite regulatory approvals in a timely manner, if at all. Similarly, when and if the Company reaches the clinical testing stage of its products under development, it may find that certain components become more difficult to source from outside vendors due to the product liability risk perceived by those vendors. The Company's inability to obtain acceptable components in a timely manner or to find suitable replacements at an acceptable cost would have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND PRODUCT DEVELOPMENT

  The Company has substantial expertise in electro-mechanical systems, cardiac physiology and experimental surgery, blood-material interactions, fluid mechanics and hemodynamics, internal and external electronic hardware, software, plastics processing, lasers and optical physics. The Company's research and development efforts are focused on the development of new products, primarily related to mechanical cardiac assist and heart replacement, and the continued enhancement of the BVS and related technologies. The Company's research and development personnel also are involved in establishing protocols, monitoring and submitting test data to the FDA and corresponding foreign regulatory agencies to obtain the necessary clearances and approvals for its products. Sophisticated tools, such as 3-dimensional CAD/CAM, and procedures are used in an effort to ensure smooth transition of new products from research to product development to manufacturing.

  Cardiac assist products currently under development by the Company include the HRD, the Heart Booster, and a variety of specialized pumps, such as a miniaturized rotary blood pump and a magnetically suspended centrifugal pump. The Company is also developing devices in the area of minimally invasive surgery applications, such as tissue welding and vascular welding for the repair of small arteries.

  During the fiscal years ended March 31, 1998, 1997 and 1996, the Company expended $9.1 million, $3.8 million and $3.2 million, respectively, on research and development. Government contracts and grants funded a substantial portion of these expenses. Since the Company's inception, United States government agencies, particularly the NHLBI, have provided significant support to the Company's product development efforts. The most significant current funding from the NHLBI supports the Company's development of the HRD and Heart Booster. In September 1996, the Company received an $8.5 million extension to its HRD Contract from the NHLBI. In September 1995, the Company received a $4.3 million contract from the NHLBI to develop the Heart Booster. During the fiscal years ended March 31, 1998, 1997 and 1996, the Company recognized revenues of $5.2 million, $4.2 million and $3.1 million, respectively, under United States government contracts and grants. All of the Company's government contracts and grants contain provisions making them terminable at the convenience of the government and are subject to government appropriations. There can be no assurance that the government will not terminate, reduce or delay the funding for any of the Company's contracts. In addition, there can be no assurance that the Company will be successful in obtaining any new government contracts or further extensions to existing contracts.

COMPETITION

  Competition in the cardiac assist market is intense and subject to rapid technological change and evolving industry requirements and standards. Many of the companies developing or marketing cardiac assist products have substantially greater financial, product development, sales and marketing resources and experience than the Company. These competitors may develop superior products or products of similar quality at the same or lower prices. Moreover, there can be no assurance that improvements in current or new technologies will not make them technically equivalent or superior to the Company's products in addition to providing cost or other advantages. Other advances in medical technology, biotechnology and pharmaceuticals may reduce the size of the potential markets for the Company's products or render those products obsolete.

  The BVS is the only device that can provide full circulatory assistance approved by the FDA as a bridge-to-recovery device for the treatment of all patients with reversible heart failure. In May 1998, Thoratec Laboratories Corporation received FDA approval to market their device for postcardiotomy recovery of the natural heart, which is one of the primary patient categories addressed by the BVS. The Company is not aware of any other Company that has applied for FDA approval of a device which is directly competitive with the BVS. Approval by the FDA of products that compete directly with the BVS increases competitive pricing and other pressures and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that it competes with such products on the basis of cost, clinical outcome and customer relations. There can be no assurance that the Company would be able to compete effectively with respect to these factors.

  The Company is aware of other heart replacement device development efforts in the United States, Canada, Europe and Japan. A joint effort between Pennsylvania State University, 3M Corporation, Inc. and Minnetronix, Inc. is developing a heart replacement device with significant NHLBI support. There are a number of companies, including Thermo Cardiosystems, Inc. and Novacor, a division of Baxter International, Inc., which are developing permanent cardiac assist products, including implantable left ventricular assist devices and miniaturized rotary ventricular assist devices, that may address markets that overlap with certain segments of the markets targeted by the Company's HRD. The Company's HRD may compete with those VADs for some patient groups, notably patients with severe congestive heart failure due to predominant left ventricle dysfunction. An implantable VAD supplements the pumping ability of a failing ventricle. In contrast, the HRD is being designed to replace failing ventricles. The Company believes that Thermo Cardiosystems, Inc. has commenced clinical testing for PMA approval of LVADs for permanent cardiac assist. The Company believes that the HRD, LVADs and other VADs, if developed, will generally be used to address the needs of different patient populations, with an overlap for certain segments of the heart failure population. There can be no assurance that the Company will develop and receive FDA approval to market its HRD on a timely basis, if at all, or that once developed, the HRD will be commercially successful.

  The Company's customers frequently have limited budgets. As a result, the Company's products compete against the broad range of medical devices for these limited funds. The Company's success will depend in large part upon its ability to enhance its existing products and to develop new products to meet regulatory and customer requirements and to achieve market acceptance. The Company believes that important competitive factors with respect to the development and commercialization of its products include the relative speed with which it can develop products, establish clinical utility, complete clinical testing and regulatory approval processes, obtain reimbursement and supply commercial quantities of the product to the market. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

THIRD-PARTY REIMBURSEMENT

  The Company's BVS product is, and most of its products under development are intended to be, sold to medical institutions. Medical institutions and their physicians typically seek reimbursement for the use of these products from third-party payers, including Medicare, Medicaid, private health insurers and managed care organizations. As a result, market acceptance of the Company's current and proposed products may depend in large part on the extent to which reimbursement is available to medical institutions and their physicians for use of the Company's products.

  The level of reimbursement provided by United States and foreign third-party payers varies according to a number of factors, including the medical procedure category, payer, location, outcome and cost. In the United States, many private health care insurance carriers follow the recommendations of the Health Care Finance Administration ("HCFA"), which establishes guidelines for the reimbursement of health care providers treating Medicare and Medicaid patients. Internationally, healthcare reimbursement systems vary significantly. In certain countries, medical center budgets are fixed regardless of levels of patient treatment. In other countries, such as Japan, reimbursement from government or third party payers must be applied for and approved. As of the date of this Annual Report, under HCFA guidelines, Medicare reimburses medical institutions for Medicare patients based on the category of surgical procedures in which the BVS is used and incrementally reimburses physicians for the use of the BVS. Medicare does not, however, currently reimburse medical institutions for the incremental cost of using the BVS above the amount allowed for the reimbursement category of the surgical procedure. Certain private health insurers and managed care providers provide incremental reimbursement to both the medical institutions and their physicians. The Company is currently petitioning HCFA to assign a higher paying reimbursement category whenever the BVS is used. In October 1995, HCFA established a special "ICD-9" code for the BVS in an effort to more clearly track and evaluate hospital and physician costs associated specifically with the BVS compared to current reimbursement levels, so that HCFA can determine the appropriate category and level of reimbursement. There can be no assurance that HCFA will reassign the BVS to a higher paying category in a timely manner, if at all.

  No reimbursement levels have been established for the Company's products under development, including the HRD. Prior to approving coverage for new medical devices, most third-party payers require evidence that the product has received FDA approval or clearance for marketing, is safe and effective and not experimental or investigational, and is medically necessary and appropriate for the specific patient for whom the product is being used. Increasing numbers of third-party payers require evidence that the procedures in which the products are used, as well as the products themselves, are cost-effective. There can be no assurance that the Company's products under development will meet these criteria, that third-party payers will reimburse physicians and medical institutions for the use of the products or that the level of reimbursement will be sufficient to support the widespread use of the products. Furthermore, there can be no assurance that third-party payers will continue to provide reimbursement for the use of BVS or that such payers will not reduce the current level of reimbursement for the product. Failure to achieve adequate reimbursement for its current or proposed products would have a material adverse effect on the Company's business, financial condition and results of operations.

ABIODENT SUBSIDIARY

  ABIODENT, Inc. ("ABIODENT"), a wholly owned subsidiary of the Company, manufactures and markets the PerioTemp periodontal screening system ("PerioTemp") and markets the Halimeter. The PerioTemp is a tool for use by dentists, periodontists and other dental specialists to instantly detect sites of gum inflammation. The PerioTemp patented technology, developed in part through funding from the National Institute of Dental Research, consists of a book-sized console, containing a microprocessor that is connected to a probe, shaped much like a dentist's probe, with a heat-sensing tip. The device is used in a manner which is consistent with traditional probing but includes an instantaneous display and record of temperature deviations from normal inside the pockets between teeth and the surrounding gum. According to published sources, gum temperature has been shown to be a reliable indicator of the presence of inflammation, a precursor of periodontal disease. The PerioTemp also allows the clinician to record gum pocket depth and bleeding point information. The Halimeter is used for early detection and assessment of risk of periodontal disease and other sources of halitosis. In fiscal 1998, the Company made the decision to shift all of its focus to the Company's core cardiovascular business and to sell, license or otherwise dispose of its dental business. The operating results of ABIODENT are presented as discontinued operations in the accompanying Consolidated Financial Statements.

PATENTS AND PROPRIETARY RIGHTS

  The Company's business depends significantly upon its proprietary technology. The Company relies on a combination of trade secret laws, patents, copyrights, trademarks and confidentiality agreements and other contractual provisions to establish, maintain and protect its proprietary rights, all of which afford only limited protection. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its trade secrets.

  The Company has been issued or allowed 25 patents and has pending five patent applications in the United States. The Company has obtained or applied for corresponding patents and patent applications for certain of these patents and patent applications in a limited number of foreign countries. These patents relate to the BVS and certain of its products under development including the HRD. The Company's United States patents expire at various times from 2003 to 2018. There can be no assurance that the Company's pending patent applications or any future applications will be approved, that any patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not render the Company's patents obsolete or otherwise have an adverse effect on the Company's ability to conduct business. Because foreign patents may afford less protection under foreign law than is available under United States patent law, there can be no assurance that any such patents issued to the Company will adequately protect the Company's proprietary information. Others may have filed and may file patent applications in the future that are similar or identical to those of the Company. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or opposition proceedings before a foreign patent office that could result in substantial cost to the Company. No assurance can be given that any such interfering patent or patent application will not have priority over patent applications filed on behalf of the Company or that the Company will prevail in any opposition proceeding.

  The medical device industry is characterized by a large number of patents and by frequent and substantial intellectual property litigation. There can be no assurance that the Company's products and technologies do not infringe or violate any patents or proprietary rights of third parties. The Company has in the past and may in the future be notified that it may be infringing or violating proprietary rights possessed by others. Any intellectual property litigation would be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that infringement or other claims will not be asserted in the future or such assertions, if proven to be true, will not prevent the Company from selling its products or materially and adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company's proprietary rights, it may seek to enter into a royalty or licensing arrangement. There can be no assurance, however, that a license will be available on reasonable terms, or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented or otherwise proprietary technology. Such actions could be costly and would divert the efforts and attention of the Company's management and technical personnel, which would materially and adversely affect the Company's business, financial condition and results of operations.

  On January 20, 1998, World Heart Corporation and the Ottawa Heart Institute Research Corporation filed a complaint in the United States District Court for the District of Delaware. The complaint seeks damages and injunctive relief for alleged breaches of contract, misappropriation of trade secrets, conversion of trade secrets and patent infringement by the Company. These claims and allegations relate to certain technology used in the transcutaneous energy transmission system that is a component of the HRD under development by the Company. The Company does not believe that it is infringing any patent or other intellectual property rights of the plaintiffs and intends to vigorously defend this position. There can be no assurance that the Company will prevail in the defense of these claims and allegation or in the defense of any future infringement or other claim, if made. If infringement or violation of the patent or other proprietary rights were determined to exist, the Company would either be required to use or develop alternative technology for its transcutaneous energy transmission system or to seek a license of the technology. There can be no assurance that the Company could obtain a license of this technology on a timely basis or on reasonable terms, if at all. In addition, there can be no assurance that the Company could develop or license alternative technology on a timely basis, if at all, to allow for the safe and effective transmission of energy into the body without wires penetrating the skin. As a result, a determination of infringement or violation could have a material adverse effect on the Company's development of the HRD and on its business, financial condition and results of operations. Any patent or intellectual property dispute or litigation could result in product development delays, would be costly and could divert the efforts and attention of the Company's management and technical personnel, and could have a material adverse effect on the Company's business, financial condition and results of operations.

  Certain of the Company's products have been developed in part under government contracts pursuant to which the Company may be required to manufacture a substantial portion of the product in the United States and the government may obtain certain rights to use or disclose technical data developed under those contracts. The Company retains the right to obtain patents on any inventions developed under those contracts (subject to a non-exclusive, non-transferable, royalty-free license to the government), provided it follows certain prescribed procedures.

  The Company purchased certain of its technology, including technology incorporated in the BVS, from the Abiomed Limited Partnership (the "Partnership"), in which the Company has a 61.7% interest. As a result of this purchase, the Company is required to pay the Partnership a royalty through August 3, 2000. See Note 8 to the Consolidated Financial Statements.

GOVERNMENT REGULATION

  Clinical testing, manufacture and sale of the Company's products and products under development, including the BVS, HRD and Heart Booster, are or will be subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

  In the United States, medical devices are classified into one of three classes (i.e., Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, such as labeling, pre-market notification and adherence to the FDA's Current Good Manufacturing Practices requirements set forth in the Quality System Regulation ("QSR"), which include testing, control and documentation requirements. Class II devices are subject to general and special controls, such as performance standards, post-market surveillance, patient registries and QSR compliance. Class III devices, which are typically life-sustaining, life-supporting and implantable devices, or new devices that have been found not to be substantially equivalent to legally marketed devices, are subject to the requirements applicable to Class I and Class II devices and must generally also receive pre-market approval by the FDA to ensure their safety and effectiveness.

  Before introducing a new device into the market, the Company must generally obtain FDA clearance or approval through either concurrence of a 510(k) notification or receipt of a PMA. A 510(k) concurrence will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or a Class III medical device for which the FDA has not required PMAs. The Company has received FDA concurrence under Section 510(k) for the PerioTemp.

  A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has required PMAs. A PMA application must be supported by valid scientific evidence, which typically includes extensive information including relevant bench tests, laboratory and animal studies and clinical trial data to demonstrate the safety and effectiveness of the device. The PMA application also must contain a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and the proposed labeling advertising literature and training materials. By regulation, the FDA has 180 days to review the PMA application, and during that time an advisory committee may evaluate the application and provide recommendations to the FDA. Advisory Committee reviews often occur over a significantly protracted period, and a number of devices for which FDA approval has been sought have never been cleared for marketing. In addition, modifications to a device that is the subject of an approved PMA, or to its labeling or manufacturing process, may require approval by the FDA, including the submission of PMA supplements or new PMAs.

  If clinical trials of a device are required in order to obtain FDA approval and the device presents a "significant risk," the sponsor of the trial will have to file an Investigational Device Exemption ("IDE") application prior to commencing clinical trials. The IDE application must be supported by data, which typically includes the results of animal and laboratory testing. If the IDE application is approved by the FDA and all of the appropriate Institutional Review Boards ("IRBs"), clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Sponsors of clinical trials are permitted to charge for investigational devices distributed in the course of the study provided that compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

  In November 1992, the Company received PMA approval from the FDA for the BVS. In 1996 and 1997, the FDA approved the use of the BVS for additional indications, expanding its use to the treatment of all patients with reversible heart failure. In May 1998, the Company received notice from the FDA that the BVS has successfully concluded all required postmarket surveillance. The primary purpose of required postmarket surveillance is to provide a warning system to alert the health care community to any potential problems with a device within a reasonable time of the initial marketing of the device. Postmarket surveillance provides clinical monitoring of the experiences with the device once it is distributed in the general population under actual conditions of use. The HRD and the Heart Booster will be Class III devices and therefore will be subject to the IDE and PMA processes and the QSR.

  Any devices, including the BVS, which are manufactured or distributed by the Company pursuant to FDA clearances or approvals, are subject to pervasive and continuing regulation by the FDA and certain state agencies. Manufacturers of medical devices for marketing in the United States are required to adhere to the QSR and must also comply with Medical Devices Reporting ("MDR") requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with the QSR and MDR requirements, as well as other applicable regulations.

  The Company is also subject to regulation in each of the foreign countries in which it sells its products. Many of the regulations applicable to the Company's products in these counties are similar to those of the FDA. The Company has obtained the requisite foreign regulatory approvals for sale of the BVS in many foreign countries, including most of Western Europe, and has recently commenced the regulatory approval process in Japan. The Company believes that foreign regulations relating to the manufacture and sale of medical devices are becoming more stringent. The European Union has adopted regulations requiring that medical devices comply with the Medical Device Directive by June 14, 1998, which includes ISO-9001 and CE certification. The Company's BVS is not yet certified for ISO-9001 compliance. The Company has substantially completed the requirements to obtain ISO-9001 and CE certification from an accredited registrar for its BVS operations. While there can be no assurance that the Company will obtain such certification in a timely manner, if at all, the Company believes that it will be certified in the near term with no discernable negative effect on its European sales. Until ISO and CE certification are obtained, the Company's sale of the BVS into the European Union will be restricted. Many manufacturers of medical devices, including the Company, have often relied on foreign markets for the initial commercial introduction of their products. The more stringent foreign regulatory environment could make it more difficult, costly and time consuming for the Company to pursue this strategy for new products.

  Any FDA, foreign or state regulatory approvals or clearances, once obtained, can be withdrawn or modified. Delay in the Company obtaining, or inability of the Company to obtain and maintain, any necessary United States or foreign clearances or approvals for new or existing products or product enhancements, or cost overruns resulting from these regulatory requirements, would have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

  As of June 1, 1998, the Company had 173 full-time employees. The Company has entered into contractual agreements with all of its employees, which include confidentiality and non-compete commitments by each employee. None of the Company's employees is represented by a union. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF REGISTRANT

  The executive officers of the Company are as follows:

              NAME               AGE                  POSITION
              ----               ---                  --------
David M. Lederman, Ph.D.........  54 Chairman of the Board of Directors,
                                     President, Chief Executive Officer and
                                     Assistant Treasurer
Robert T.V. Kung, Ph.D..........  54 Senior Vice President--Research and
                                     Development, and Assistant Secretary
Anthony W. Bailey...............  42 Vice President, Engineering and Operations
Eugene D. Rabe..................  41 Vice President, Sales, Marketing and
                                     Clinical Programs
Edward G. Taylor, Ph.D..........  46 Vice President, Director Heart Replacement
                                     Device Program
John F. Thero...................  37 Vice President--Finance, Chief Financial
                                     Officer, Treasurer and Assistant Secretary

  Dr. David M. Lederman founded the Company in 1981, has served as Chairman of the Board and Chief Executive Officer since that time, and as President for the majority of that time to date. Prior to founding ABIOMED, he was Chairman of the Medical Research Group at the Everett Subsidiary of Avco Corporation. He originated the design and development of ABIOMED's cardiac assist and heart replacement devices, blood pumps and their valves, has authored over 40 medical publications, is a member of numerous medical and scientific professional organizations and has been a frequent speaker in forums on cardiac support systems and on the financing and commercialization of advanced medical technology. Dr. Lederman received a Ph.D. degree in Aerospace Engineering from Cornell University.

  Dr. Robert T.V. Kung has served as Vice President of Research and Development of the Company since 1987. From 1982 to 1987, he served as Chief Scientist of the Company. Since 1995, Dr. Kung has served as the Senior Vice President of the Company. Prior to joining ABIOMED, he was a Principal Research Scientist at Schafer Associates and at the Avco Everett Research Laboratory. He developed non-linear optical techniques for laser applications and investigated physical and chemical phenomena in re-entry physics. Dr. Kung has been Principal Investigator for the Company's HRD and Heart Booster programs and has conceived of and directed the development of the Company's laser-based minimally invasive technologies, as well as the PerioTemp. Dr. Kung received a Ph.D. degree in Physical Chemistry from Cornell University.

  Mr. Anthony W. Bailey joined the Company in 1997 to lead the Electronics System Development of the Implantable Heart Replacement Device Program and is currently Vice President--Engineering and Operations. From 1987 to 1997, and prior to joining ABIOMED, Mr. Bailey was Vice President and General Manager for Pace Medical, Inc., a manufacturer of external pacemakers, rhythm management analyzers and accessories. From 1982 to 1987, he was Manager of Design and Development at Shiley Infusaid, Inc., a manufacturer of implantable drug pumps and infusion ports. Prior to that, Mr. Bailey served in various engineering functions with manufacturers of implantable pacemakers, data acquisition and control systems and medical monitoring equipment. Mr. Bailey received a Bachelor's degree in Engineering from the University of Lowell.

  Mr. Eugene D. Rabe joined the Company in 1993, as its Vice-President for Sales. In 1996, he assumed responsibility for all domestic sales, clinical and field support. In 1997, he assumed added responsibility for marketing functions and is currently Vice-President Sales, Marketing and Clinical Programs. Prior to joining ABIOMED, he was Vice-President, Sales and Marketing for Endosonics Corporation before which he was a Sales Manager for St. Jude Medical, Inc. He has been involved in the sales and marketing of cardiovascular/cardiological devices for over ten years. Mr. Rabe received his MBA from the University of California.

  Dr. Edward G. Taylor joined the Company at the end of 1996 as Vice President and Director of the Implantable Heart Replacement Device Program. Prior to joining ABIOMED, Dr. Taylor worked in the United States Air Force from 1972 to 1996 where he attained the rank of Colonel and was most recently the Program Director for the Airborne Warning and Control System (AWACS) in the United States, Europe and Japan. Previously he had directed high technology research and development of nationally significant defense programs, including self-protection avionics for Air Force One. He was also involved in the launch and operation of reconnaissance and communication satellites. Dr. Taylor received a Ph.D. degree in Estimation and Control from the Massachusetts Institute of Technology.

  Mr. John F. Thero joined the Company in 1994 as Vice President, Finance and Administration and Chief Financial Officer. Prior to joining ABIOMED, during the period 1992 to 1995, Mr. Thero was Chief Financial Officer and acting President for the restructuring of two venture-backed companies. From 1987 to 1992, Mr. Thero was employed, in various capacities including Chief Financial Officer, by Aries Technology, Inc. From 1983 to 1987, Mr. Thero was employed by the commercial audit division of Arthur Andersen & Co. during which time he became a Certified Public Accountant (CPA). Mr. Thero received a B.A. in Economics/Accounting from The College of the Holy Cross.

ITEM 2. PROPERTIES

  The Company leases its headquarters and research and development and production facilities in two separate buildings in an industrial office park covering approximately 51,000 square feet. The addresses of these leased spaces are 33 Cherry Hill Drive and 24 Cherry Hill Drive in Danvers, Massachusetts. These facilities are located approximately 22 miles north of Boston. The leases at the primary facilities, representing 23,000 square feet and 18,000 square feet, respectively, expire in April 2000 and June 2001, respectively. All leases have options to extend at market rates. The Company's facilities include fabrication areas for medical and dental device manufacturing, and development facilities for laboratory and durability testing of plastics and electronics.

  The Company is negotiating with its landlord to enter into a new or amended lease which would allow the Company to consolidate its operations into one building by expanding into approximately 19,000 square feet of additional space in one of the two buildings occupied by the Company and exiting approximately 10,000 square feet of space in the second building. The Company intends to use the additional space primarily to expand its manufacturing and research and development activities. The Company anticipates beginning to use this new space within the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

  On January 20, 1998, World Heart Corporation and the Ottawa Heart Institute Research Corporation filed a complaint in the United States District Court for the District of Delaware. The complaint seeks damages and injunctive relief for alleged breaches of contract, misappropriation of trade secrets, conversion of trade secrets and patent infringement by the Company. These claims and allegations relate to certain technology used in its transcutaneous energy transmission system that is a component of the HRD under development by the Company. The Company does not believe that it is infringing any patent or other intellectual property rights of the plaintiffs and intends to vigorously defend this position. There can be no assurance that the Company will prevail in the defense of these claims and allegation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

  The Company's Common Stock, $.01 par value, is traded on the Nasdaq Stock Market National Market under the symbol "ABMD". The following table sets forth the range of high and low sales prices on the Nasdaq National Market for the Company's two most recent fiscal years:

      FISCAL YEAR ENDED MARCH 31, 1997                            HIGH   LOW
      --------------------------------                           ------ ------
      First Quarter............................................. 18     12 1/2
      Second Quarter............................................ 18 1/4 10 1/8
      Third Quarter............................................. 18 1/4 11 1/2
      Fourth Quarter............................................ 13 1/4  9 1/2
      FISCAL YEAR ENDED MARCH 31, 1998                            HIGH   LOW
      --------------------------------                           ------ ------
      First Quarter............................................. 16      9 1/2
      Second Quarter............................................ 19     13 1/2
      Third Quarter............................................. 23 1/2 15 1/2
      Fourth Quarter............................................ 17 5/8 12 7/8

NUMBER OF STOCKHOLDERS

  As of June 11, 1998, there were approximately 381 holders of record of the Company's Common Stock, including multiple beneficial holders at depositories, banks and brokers included as a single holder in the single street name of each respective depository, bank or broker.

DIVIDENDS

  The Company has never paid any cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. The current policy of the Company's Board of Directors is to retain any future earnings for use in the business of the Company.

SALES OF UNREGISTERED SECURITIES

  In January 1998, the Company issued 400 shares of its Common Stock to each of its five non-employee directors as partial consideration for services rendered to the Company. The issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration, which is set forth in Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

                     SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

                                        FISCAL YEARS ENDED MARCH 31,
                                   ------------------------------------------
                                    1994     1995    1996     1997     1998
                                   -------  ------  -------  -------  -------
STATEMENT OF OPERATIONS DATA:
Revenues:
 Products......................... $ 4,418  $6,392  $ 8,483  $10,872  $17,261
 Contracts........................   2,027   2,337    3,118    4,151    5,185
                                   -------  ------  -------  -------  -------
                                     6,445   8,729   11,601   15,023   22,446
Costs and expenses:
 Cost of product revenues.........   2,000   2,881    3,234    4,427    6,502
 Research and development(1)......   2,416   2,464    3,178    3,773    9,091
 Selling general and
  administrative..................   4,113   3,831    5,051    6,082    9,054
                                   -------  ------  -------  -------  -------
                                     8,529   9,176   11,463   14,282   24,647
                                   -------  ------  -------  -------  -------
Income (loss) from operations.....  (2,084)   (447)     138      741   (2,201)
 Interest and other income, net...     537     449      528      535    1,206
                                   -------  ------  -------  -------  -------
Income (loss) from continuing
 operations....................... $(1,547) $    2  $   666  $ 1,276  $  (995)
Loss from discontinued
 operations(2)....................    (436)   (354)    (175)    (541)  (1,513)
                                   -------  ------  -------  -------  -------
Net income (loss)................. $(1,983) $ (352) $   491  $   735  $(2,508)
                                   =======  ======  =======  =======  =======
Income (loss) from continuing
 operations per share(3).......... $ (0.24) $ 0.00  $  0.10  $  0.18  $ (0.12)
Loss from discontinued operations
 per share(3).....................   (0.07)  (0.05)   (0.03)   (0.08)   (0.19)
                                   -------  ------  -------  -------  -------
Net income (loss) per share(3).... $ (0.31) $(0.05) $  0.07  $  0.10  $ (0.31)
                                   =======  ======  =======  =======  =======
Weighted average shares
 outstanding(3)...................   6,461   6,512    6,995    7,162    8,074
                                   =======  ======  =======  =======  =======
                                                 MARCH 31,
                                   ------------------------------------------
                                    1994     1995    1996     1997     1998
                                   -------  ------  -------  -------  -------
BALANCE SHEET DATA:
Working capital................... $ 6,182  $6,341  $12,745  $12,858  $28,693
Long-term investments.............   7,219   6,533      --       --       --
Total assets......................  15,420  14,631   16,066   18,373   38,615
Long-term debt....................   3,773     --       --       --       --
Stockholders' equity(4)...........  10,589  13,305   13,945   15,225   33,018

--------
(1) Research and development expenses include certain contract costs. See Note 1(d) to Consolidated Financial Statements.
(2) Discontinued operations reflect the results of the Company's dental subsidiary, including a one-time charge of $967 in the year ended March 31, 1998. The Company has decided to sell, license or dispose of its dental business. See Note 2 to Consolidated Financial Statements.
(3) Number of shares and per share data were calculated on a diluted basis. See Note 1(g) to Consolidated Financial Statements.
(4) No cash dividends on Common Stock were declared or paid during any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data," and the Company's Consolidated Financial Statements and Notes thereto. The discussion and analysis contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" below.

OVERVIEW

  The Company is a leader in the research and development of cardiac assist and heart replacement technology. The Company developed, manufactures and sells the BVS, a temporary cardiac assist device, and is developing a totally implantable, battery powered, heart replacement device. The Company's operating results reflect the dual activities of commercial operations and investments in the research and development of new technologies.

  The BVS is a temporary cardiac assist device designed to provide a patient's failing heart with full circulatory assistance while allowing the heart to rest, heal and recover its function. The BVS is the only device that can provide full circulatory assistance approved by the FDA as a bridge-to-recovery device for the treatment of all patients with reversible heart failure. Since fiscal 1994, the first full year of marketing the BVS in the United States, increasing reorders and new orders of the BVS have made product revenues the largest contributor to the Company's revenues. The Company has focused its initial selling efforts of the BVS on the approximately 300 medical centers that perform the most heart surgery procedures, teaching centers and transplant centers. As of March 31, 1998, the BVS had been purchased by over 330 medical centers in the United States, many of which are within the group of medical centers initially targeted. The BVS consists of a pneumatic drive and control console, single-use external blood pumps and cannulae. During fiscal 1998, revenues from BVS sales represented all of the Company's product revenues with no single customer representing more than 5% of product revenues.

  Research and development is a significant portion of the Company's operations. The Company's research and development efforts are focused on the development of new products, primarily related to cardiac assist and heart replacement, and the continued enhancement of the BVS and related technologies. The Company's research and development expenses have been primarily attributable to research and development under the Company's government contracts and grants. Revenues from contract research and development and total research and development costs have increased in each of the past three years. The Company's government-sponsored research and development contracts generally provide for payment on a cost-plus-fixed-fee basis. The Company accounts for revenue under these contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. There can be no assurance that the government will not terminate, reduce or delay the funding for any of the Company's contracts. In addition, there can be no assurance that the Company will be successful in obtaining any new government contracts or further extensions to existing contracts.

  In fiscal 1998, the Company began using its own resources to fund the further development of the HRD in amounts significantly in excess of the funding provided under the Company's HRD Contract. The Company estimates that the development of the HRD, including conducting pre-clinical and clinical studies and obtaining regulatory approvals, will require substantial funds. In fiscal 1998, the Company incurred $4.3 million, or $0.53 per share, of discretionary spending for this project in excess of the amount appropriated under the Company's HRD Contract. Excluding these expenses, the Company's income from continuing operations for fiscal 1998 would have been $3.3 million or $0.41 per share. There can be no assurance that the Company will be able to develop the HRD, or receive the required regulatory approvals to commence clinical trials on a timely basis or within budget, if at all.

  In fiscal 1998, the Company made the decision to shift all of its focus to the Company's core cardiovascular business and to sell, license or otherwise dispose of its dental business. The Company's consolidated financial results contain certain accounts that have been reclassified in each of the periods presented to reflect this decision by the Company. The operating losses of the Company's dental business are presented on a net basis in the consolidated financial statements as discontinued operations and, for the year ended March 31, 1998, include a one-time charge of $967,000 representing the estimated loss on the disposal of the business, its assets and extinguishment of liabilities.

RESULTS OF OPERATIONS

  The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:

                                                        YEAR ENDED MARCH 31,
                                                        ----------------------
                                                         1996    1997    1998
                                                        ------  ------  ------
   Revenues:
     Products..........................................   73.1%   72.4%   76.9%
     Contracts.........................................   26.9    27.6    23.1
                                                        ------  ------  ------
       Total revenues..................................  100.0   100.0   100.0
                                                        ------  ------  ------
   Costs and expenses:
     Cost of product revenues..........................   27.9    29.5    29.0
     Research and development..........................   27.4    25.1    40.5
     Selling, general and administrative...............   43.5    40.5    40.3
                                                        ------  ------  ------
       Total costs and expenses........................   98.8    95.1   109.8
                                                        ------  ------  ------
   Income (loss) from operations.......................    1.2     4.9    (9.8)
   Interest and other income, net......................    4.5     3.6     5.4
                                                        ------  ------  ------
   Income (loss) from continuing operations............    5.7%    8.5%   (4.4)%
   Loss from discontinued operations...................   (1.5)   (3.6)   (6.8)
                                                        ------  ------  ------
   Net income (loss)...................................    4.2%    4.9%  (11.2)%
                                                        ======  ======  ======

  Revenues. Total revenues, excluding interest income, increased to $22.4 million in fiscal 1998 from $15.0 million and $11.6 million in fiscal 1997 and 1996, respectively. This represents increases of 49% and 29% for fiscal 1998 and 1997 respectively. These increases were attributable to an increase in both product and contract revenues.

  Product revenues increased to $17.3 million in fiscal 1998 from $10.9 million and $8.5 million in fiscal 1997 and 1996, respectively. The 59% and 28% increases in product revenue in fiscal 1998 and 1997, respectively, were primarily attributable to growing United States unit sales of BVS single-use products, including increased blood pump reorders, growing United States unit sales of BVS consoles and to increased average selling prices of the BVS single-use products and BVS consoles. The majority of the Company's product revenue in the last three years has been to United States customers. International revenues represented 6%, 7% and 9% of total product revenues in fiscal 1998, 1997 and 1996, respectively.

  Contract revenues increased to $5.2 million in fiscal 1998 from $4.2 million and $3.1 million in fiscal 1997 and 1996, respectively. The 25% and 33% increases in contract revenue in fiscal 1998 and 1997 primarily reflected increased activity under the Company's HRD Contract. The Company accounts for revenue under its government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. Through March 31, 1998, the government had appropriated $4.9 million of the $8.5 million Phase II HRD Contract amount. During fiscal 1998, the Company's expenditures under the HRD Contract exceeded the appropriated amount. As a result, in fiscal 1998, the Company recognized as revenue all of the remaining $3.2 million balance of the $4.9 million appropriated under the HRD Contract and used $4.3 million of its own resources to fund HRD development. The original government appropriation schedule calls for $1.8 million to be appropriated for the HRD Contract in both October 1998 and 1999. This schedule is subject to change at the discretion of the government.

  The Company plans to further increase its expenditures in connection with the development of the HRD, and it will not recognize any further contract revenues under the HRD Contract until such time as additional funds are appropriated under the HRD Contract, if ever. The Company believes that certain of its costs incurred prior to further appropriations may be reimbursable under the HRD Contract, if and when additional appropriation under the HRD Contract is made. Due to the Company's accelerated HRD development activity and the timing of government appropriations, the Company believes that it will experience significant quarterly fluctuations in contract revenues. The Company also believes that its total expenses to complete the development of the HRD will significantly exceed the remaining $3.6 million HRD Contract amount.

  As of March 31, 1998, the Company's total backlog of research and development contracts and grants was $7.5 million including $3.6 million under the HRD Contract and $2.3 million for Heart Booster research and development. Funding for the Company's government research and development contracts is subject to government appropriation, and all of these contracts contain provisions which make them terminable at the convenience of the government.

  Cost of Product Revenues. Cost of product revenues represented approximately 38%, 41% and 38% of product revenues for fiscal 1998, 1997 and 1996, respectively. The changes in gross margins as a percent of product revenues are primarily attributable to the mix of product sold with a higher proportion of revenues derived from BVS blood pumps in fiscal 1998 and 1996 compared to fiscal 1997. The higher fiscal 1997 cost of product revenues as a percentage of product revenues also included costs related to the Company's voluntary recall in fiscal 1997 of certain production lots of disposable BVS blood pumps.

  Research and Development Expenses. Research and development expenses for fiscal 1998 increased to $9.1 million compared to $3.8 million and $3.2 million in fiscal 1997 and 1996, respectively, representing increases of 141% and 19% for 1998 and 1997, respectively. These increases primarily reflected a higher level of development activity related to the HRD. The Company anticipates that its research and development expenses will continue to increase as a result of its plans to further increase its research and development efforts to further develop and test the HRD and enhance the BVS.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1998 increased to $9.1 million compared to $6.1 million and $5.1 million in fiscal 1997 and 1996, respectively, representing increases of approximately 49% and 20% for 1998 and 1997, respectively. The increases primarily reflect increased sales expenses, particularly increased personnel and sales commissions, related to the increase in product revenues, as well as additional administrative personnel and legal expenses.

  Interest and Other Income. Interest and other income consist primarily of interest earned on the Company's short-term investments. Interest income increased to $1.2 million in fiscal 1998 compared to $0.5 million in both fiscal 1997 and 1996, representing an increase of 125%. This increase primarily reflects the Company's higher average investment balances.

  Discontinued Operations. Discontinued operations consist of the net revenues, costs and expenses of the Company's dental subsidiary, ABIODENT. In fiscal 1998, the Company made the decision to shift all of its focus to the Company's core cardiovascular business and to sell, license or otherwise dispose of its dental business. The $1.5 million loss from discontinued operations for the year ended March 31, 1998 represents a loss from dental operation of $46,000, or $0.07 per share, and an estimated loss on the disposal of the business, its assets and extinguishment of liabilities of $967,000, or $0.12 per share, which includes an estimated operating loss from dental activities of $370,000 to be incurred during the first six months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1998, the Company had $26.4 million in cash and short-term marketable securities. The Company also has a $3,000,000 line of credit from a bank that expires in September 1998, and which was entirely available at March 31, 1998.

  During fiscal 1998, operating activities used $687,000 of cash. Net cash used by operating activities in fiscal 1998 reflected a net loss of $2.5 million, including depreciation and amortization expense of $877,000, an increase in accounts receivable of approximately $805,000, an increase in inventory of approximately $859,000 and an increase in prepaid expenses and other current assets of approximately $331,000. These uses of cash were partially offset by the establishment of a reserve for net assets and liabilities of discontinued operations of approximately $1.2 million, an increase in accounts payable of approximately $768,000 and an increase in accrued expenses of approximately $1.0 million. The increase in accounts receivable is attributable to increased revenues and extended collection periods for certain accounts. The increase in inventory reflects increased production levels. The increase in accounts payable is primarily attributed to increased purchases and timing of purchases of direct material and capital equipment for manufacturing, research and development. The increase in accrued expenses reflects timing of payments and increased operating activity throughout the Company, including increased size of payroll and payroll related costs.

  During fiscal 1998, investing activities used $18.5 million of cash. Net cash used by investing activities included $16.0 million of purchases of short-term investments and $2.5 million of purchases and improvements of property and equipment. Although the Company does not currently have significant capital commitments, the Company believes that it will continue to make significant investments over the next several years to support the development and commercialization of its products and the expansion of its manufacturing facility. The Company is currently negotiating with its landlord to enter into a new or amended lease which would allow the Company to consolidate its operations into one building by expanding into approximately 19,000 square feet of additional space in one of the two buildings occupied by the Company and exiting approximately 10,000 square feet of space in the second building. The Company intends to use the additional space primarily to expand its manufacturing and research and development activities. The Company anticipates beginning to use this new space within the next twelve months. The Company has not yet finalized the details of its plans for this space and estimates that within the next twelve months it may incur costs of between two and three million dollars to improve the new and existing spaces.

  During fiscal 1998, financing activities provided $20.3 million of cash. Net cash provided by financing activities included $16.0 million in net proceeds from the private placement of Common Stock to Genzyme Corporation and certain of the Company's directors in July 1997, $4.1 million in net proceeds from the sale of the Company's Common Stock in November 1997 and $230,000 in proceeds from the exercise of employee stock options.

  The Company believes that its revenues and existing resources will be sufficient to fund its planned operations, including the planned increases in its internally funded HRD and new BVS development and product extension efforts, for at least the next twelve months. However, the Company estimates that it will require significant additional funds in order to complete the development and achieve regulatory approvals of the HRD and other products under development over the next several years. See "Risk Factors--Future Capital Needs and Uncertainty of Additional Funding."

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

 Dependence on BVS Product Line; Early Stage of BVS Market Development

  In the fiscal year ended March 31, 1998, sales of the BVS product line, including related services, represented all of the Company's product revenues. The Company believes that its dependence on the BVS product line is likely to continue for at least the next several years, unless and until the Company successfully develops, obtains regulatory approvals for and sells new products.

  The Company has initially focused its marketing efforts on larger medical centers and hospitals. The commercial success of the BVS will be dependent upon both the Company's ability to sell the BVS to smaller hospitals and medical centers, which generally have more limited financial resources, and to increase the use of the BVS at those medical centers and hospitals which have purchased the systems. There can be no assurance that the Company will be successful in marketing the BVS. Advances in medical technology, biotechnology and pharmaceuticals may reduce the size of the potential markets for the Company's products or render those products obsolete. Failure of the Company to expand the market for and use of the BVS would have a material adverse effect on its business, financial condition and results of operations.

 Uncertainty of Product Development and Clinical Trials

  The Company has developed and markets a limited number of products and believes that its future success will in large part be dependent upon its ability to develop and market innovative new products, such as the HRD. The successful development of these products presents enormous challenges. The Company must demonstrate that the HRD, which is being designed to assume the full pumping function of both the left and right ventricles of the heart, can operate effectively and reliably within a patient over an extended period. For many years, the Company and others have been attempting to develop products that meet these criteria and have not yet been successful. Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through pre-clinical studies and clinical trials that the product is safe and effective. Initial pre-clinical testing of the HRD and other products being developed by the Company will be conducted in simulated environments and animal models to demonstrate safety and effectiveness over an extended period of time before they are permitted to be clinically tested in humans. There can be no assurance that the Company will be able to successfully complete pre-clinical testing of the HRD or other products being developed by the Company and receive FDA approval to initiate clinical trials of such products in a timely manner, if at all. Moreover, pre-clinical trials may not be predictive of results that will be obtained in clinical trials. Any significant delays in, or termination of, pre-clinical trials of the Company's products under development would have a material adverse effect on the Company's business, financial condition and results of operations.

  Clinical trials for the Company's cardiac assist and heart replacement products will be conducted with patients who are critically ill. During the course of treatment, these patients may die or suffer other adverse medical effects for reasons that may not be related to the product being tested but which can nevertheless affect clinical trial results. A number of companies in the medical device industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Clinical trials of the Company's HRD and other products under development may be delayed or terminated as a result of many factors, and there can be no assurance that such delays or terminations will not occur. One such factor is the rate of enrollment of patients, which generally varies throughout the course of a clinical trial and which depends on the size of the potential patient population, the number of clinical trial sites, the proximity of the patients to clinical trial sites, the eligibility criteria for the trial and the existence of competitive clinical trials. The Company cannot control the rate at which patients present themselves for enrollment, and there can be no assurance that the rate of patient enrollment will be consistent with the Company's expectations or be sufficient to enable clinical trials of the Company's products under development to be completed in a timely manner, if at all. Any significant delays in, or termination of, clinical trials of the Company's products under development would have a material adverse effect on the Company's business, financial condition and results of operations.

  In addition, the Company's product development will be subject to numerous other risks associated with new product development, including unanticipated delays, expenses, technical problems or other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products. Given the uncertainties inherent with product development and introduction, there can be no assurance that any of the Company's products under development will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals, on a timely basis and within budget, if at all, or that any of these products will be commercially successful if such approvals are obtained.

 Anticipated Future Losses

  The Company is using its own resources to fund the further development of the HRD in amounts significantly in excess of the funding provided under the Company's development contract for the HRD with the NHLBI ("HRD Contract"). The Company estimates that the development of the HRD, including conducting pre-clinical and clinical studies and obtaining regulatory approvals, will require substantial funds. Its spending under the HRD Contract in the fiscal year ended March 31, 1998 exceeded by approximately $4.3 million the amount which the government has appropriated for that contract, and the original government appropriation schedule calls for no further appropriations for the HRD Contract until October 1998. There can be no assurance that the government will appropriate any additional amounts under the HRD Contract or any of the Company's other government contracts on a timely basis, if at all. Even if and when additional amounts are appropriated under the HRD Contract, the Company believes that its total expenses to complete the development of the HRD will significantly exceed the remaining HRD Contract amount. As a result, the Company believes that it is likely that the Company will incur losses from continuing operations. The amount and duration of these losses will depend upon a number of factors, including the Company's ability to increase sales and profitability of its present products, to develop and obtain regulatory approvals for new products and product enhancements, and to successfully manufacture and market these new products and enhancements, as well as the timing and extent of the Company's spending related to product development and the timing of government appropriations related to the Company's NHLBI contracts.

 Complex Manufacturing; High-Quality Requirements

  The nature of the Company's products requires high-quality manufacturing. The Company's manufacturing and quality testing processes and procedures are highly dependent on the diligence and experience of the Company's personnel. To the extent that the Company's manufacturing volumes expand or the Company begins the manufacture of new products, this dependence on personnel will likely increase. In addition, the manufacture of the blood contacting surfaces of the Company's products requires a high degree of precision. These surfaces are manufactured from polyurethane-based materials. The quality and composition of polyurethane-based products can vary significantly based on numerous factors including humidity, temperature, material content and air flow during the manufacturing process. The Company's products also incorporate plastic components for non-blood contacting surfaces. The Company relies on third-party vendors to provide these components to the Company's specifications. The Company is not able to fully inspect the quality of all vendor-supplied components and, therefore, relies on its vendors with respect to the quality of these components. Once the plastic-based components of the Company's products have been assembled, accessibility for inspection is limited. If a defect is detected in as few as one of the Company's products, or in one component of a Company product, it can result in the recall or restriction on sale of products. Once assembled, in most cases, the Company's blood contacting components cannot be reworked for human use. The manufacturing lead times for parts and assemblies, particularly the polyurethane-based components, can take many weeks from the date that all materials and components are received by the Company. In addition, vendor lead times for materials and components of the Company's products vary significantly, with lead times for certain materials and components exceeding six months.

  The Company is planning to expand its manufacturing facility for the BVS during the next twelve months. There can be no assurance that the products manufactured in the expanded facility will be manufactured at the same cost and quality as the BVS is currently being manufactured. In addition, to the extent that the Company's products under development have been manufactured, they have been manufactured as prototypes with, at most, pilot-scale production. The Company's products under development are likely to involve additional manufacturing complexities and high quality requirements. There can be no assurance that the Company will be able to increase production of the BVS or manufacture future products, if developed and approved, in commercial quantities on a consistent and timely basis, with acceptable cost and quality. The inability to manufacture current and future products in sufficient quantities in a timely manner, and with acceptable cost and quality, would have a material adverse effect on the Company's business, financial condition and results of operations.

 Risk of Market Withdrawal or Product Recall

  Complex medical devices, such as the BVS and other of the Company's products under development, can experience performance problems that require review and possible corrective action by the manufacturer. Similar to many other medical device manufacturers, the Company periodically receives reports from users of its products relating to performance difficulties that they have encountered. The Company expects that it will continue to receive customer reports regarding the performance and use of the BVS. There can be no assurance that component failures, manufacturing errors or design defects that could result in an unsafe condition or injury to the patient will not occur. Certain of these failures or defects have been deemed sufficiently serious by the Company to result in recalls of products associated with certain manufacturing lots or containing certain components. Any product problems could result in market withdrawals or recalls of products, voluntarily or required, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that a product recall will result in the recovery of all defective products or prevent customers from using these products. The use of a defective product could result in injury to a patient and significant liability to the Company, which could have a material adverse effect on its business, financial condition and results of operations.

 Fluctuations and Unpredictability of Operating Results

  The Company's annual and quarterly operating results have fluctuated and the Company expects these fluctuations to continue. Significant annual and quarterly fluctuations in the Company's results of operations may be caused by, among other factors, the overall state of health care and cost containment efforts, economic conditions in the Company's markets, the expense and timing of the Company's development efforts for a particular product or product enhancement, the timing of regulatory actions, the potential need to recall or rework products from time to time, timing of government appropriations related to the Company's research contracts and grants, the timing of or changes in third-party reimbursement policies for the Company's products, the timing of expenditures in anticipation of future sales, variations in the Company's product mix and component costs, the availability of components, the timing of customer orders, adjustments of delivery schedules to accommodate customers, inventory levels of products at customers (including inventory at distributors), changes in the government's funding policies under the Company's existing contracts, pricing and other competitive conditions, and the timing of the announcement, introduction and delivery of new products and product enhancements by the Company and its competitors. Customers may also cancel or reschedule shipments, and production difficulties could delay shipments. The price for the BVS console is significantly higher than for the single-use blood pumps. As a result, variations in the number and timing of consoles sold have a disproportionate effect on the Company's revenues and results of operations. The Company also believes that BVS sales may be somewhat seasonal, with reduced sales in the summer months, reflecting hospital personnel and physician vacation schedules. In fiscal 1999, the Company anticipates potentially significant annual and quarterly fluctuations in contract revenues and research and development costs due to the timing of additional government appropriations under the HRD Contract and to increased levels of Company spending.

 Markets for Products under Development Unproven

  Most of the Company's products under development, including the HRD, are targeting new and unproven markets. There can be no assurance that the HRD or other products under development by the Company will gain any degree of market acceptance among physicians, medical centers and third party payers, including managed care organizations, even if necessary regulatory approvals and reimbursement are obtained. As a result, it is likely that the Company's evaluation of the potential markets for these products will materially vary with time. In addition, the effective use of these products will likely require development of new surgical techniques by well-trained physicians, which will initially limit the market for the Company's products. Physicians, patients and society as a whole may have ethical concerns or be reluctant to accept medical devices designed to replace the heart. The timing and amount of reimbursement, if any, by third-party payers for the use of these products, if developed, will also have a significant impact on the market for these products. Other companies may also introduce products or technologies that will compete with these products, reduce the market for these products, or render these products obsolete. There can be no assurance that the Company will be able to market successfully any of its products under development, if and when these products are developed. Failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

 Dependence on Key Personnel; Risks Associated with Growing Number of
Employees

  The Company is highly dependent on the principal members of its scientific, sales, and management staff, the loss of whose services could have a material adverse effect on the Company's business, financial condition and results of operations. Competition among medical device companies for highly skilled scientific, sales and management personnel is intense. There can be no assurance that the Company will be able to attract and retain all personnel necessary for the development of its business. Failure to do so could have a material adverse effect on its business, financial condition and results of operations.

  The Company has recently experienced a significant increase in the number of its full-time employees, from 79 at April 1, 1996 to 124 at April 1, 1997 to 173 at June 1, 1998. Moreover, the Company intends to continue to add a significant additional number of employees to support its development and expanding manufacturing, marketing and sales efforts. The expansion of the Company's personnel has placed additional demands upon, and may significantly strain the Company's management, financial systems and other resources. There can be no assurance that the Company will be able to successfully manage its growing number of employees. Failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

 Future Capital Needs and Uncertainty of Additional Funding

  The Company is working on the research and development of several long-term projects and is placing increased emphasis on development of the HRD and other technologies, which will result in significantly increased internally funded research and development expenditures. These costs include costs of pre-clinical trials and regulatory approvals. The Company estimates that the cost of developing the HRD and other products will be significant. These costs may include costs related to pre-clinical and clinical trials and regulatory approvals. The Company estimates that it will require significant additional funds in order to complete the development and achieve regulatory approvals of the HRD and other products under development. Generally, estimates of long-term project costs are extremely imprecise and cost overruns are common. As a result, there can be no assurance that the Company will not require significantly more resources to complete the development of the HRD and its other products. The Company plans to fund this effort through a combination of the HRD Contract, existing resources, sales of additional securities and cash flow from sales of its existing products. There can be no assurance that the Company will be able to obtain sufficient funds on favorable terms, if at all, to complete the development of the HRD and other products. Moreover, the Company may require additional funds to commence the manufacture and marketing of the HRD or any of the Company's other products under development in commercial quantities, if and when approved or cleared by the regulatory authorities. Failure of the Company to obtain any required additional funding could delay product development and otherwise materially and adversely affect the business of the Company.

 Competition and Technological Change

  Competition in the cardiac assist market is intense and subject to rapid technological change and evolving industry requirements and standards. Many of the companies developing or marketing cardiac assist products have substantially greater financial, product development, sales and marketing resources and experience than the Company. These competitors may develop superior products or products of similar quality at the same or lower prices. Moreover, there can be no assurance that improvements in current or new technologies will not make them technically equivalent or superior to the Company's products in addition to providing cost or other advantages. Other advances in medical technology, biotechnology and pharmaceuticals may reduce the size of the potential markets for the Company's products or render those products obsolete.

  The BVS is the only device that can provide full circulatory assistance approved by the FDA as a bridge-to-recovery device for the treatment of all patients with reversible heart failure. In May 1998, Thoratec Laboratories Corporation received FDA approval to market their device for postcardiotomy recovery of the natural heart, which represents the primary patient population historically addressed by the BVS. The Company is not aware of any other Company that has applied for FDA approval of a device which is competitive with the BVS. Approval by the FDA of products that compete directly with the BVS increases competitive pricing and other pressures and could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company is aware of other heart replacement device development efforts in the United States, Canada, Europe and Japan. A joint effort between Pennsylvania State University, 3M Corporation, Inc. and Minnetronix, Inc. is developing a heart replacement device with significant NHLBI support. There are a number of companies, including Thermo Cardiosystems, Inc. and Novacor, a division of Baxter International, Inc., which are developing permanent cardiac assist products, including implantable left ventricular assist devices ("LVADs") and miniaturized rotary ventricular assist devices, that may address markets that overlap with those targeted by the Company's HRD.

  The Company's customers frequently have limited budgets. As a result, the Company's products compete against the broad range of medical devices for these limited funds. The Company's success will depend in large part upon its ability to enhance its existing products and to develop new products to meet regulatory and customer requirements and to achieve market acceptance. The Company believes that important competitive factors with respect to the development and commercialization of its products include the relative speed with which it can develop products, establish clinical utility, complete clinical testing and regulatory approval processes, obtain reimbursement and supply commercial quantities of the product to the market. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

 Government Regulation

  Clinical testing, manufacture and sale of the Company's products and products under development, including the BVS and the HRD, are or will be subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

  Any devices, including the BVS, which are manufactured or distributed by the Company pursuant to FDA clearances or approvals, are subject to pervasive and continuing regulation by the FDA and certain state agencies. Manufacturers of medical devices for marketing in the United States are required to adhere to the FDA's Quality System Regulation and must also comply with Medical Devices Reporting requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with the Quality System Regulation and Medical Device Reporting requirements, as well as other applicable regulations.

  The Company is also subject to regulation in each of the foreign countries in which it sells its products. Many of the regulations applicable to the Company's products in these counties are similar to those of the FDA. The Company believes that foreign regulations relating to the manufacture and sale of medical devices are becoming more stringent. The European Union has adopted regulations requiring that medical devices comply with the Medical Device Directive by June 14, 1998, which includes ISO-9001 and CE certification. The Company's BVS currently is not yet certified for ISO-9001 compliance. The Company has substantially completed the requirements to obtain ISO-9001 and CE certification from an accredited registrar for its BVS operations. While there can be no assurance that the Company will obtain such certification in a timely manner, if at all, the Company believes that it will be certified in the near term with no discernable negative effect on its European sales. Until ISO and CE certification are obtained, the Company's sale of the BVS into the European Union will be restricted. Many manufacturers of medical devices, including the Company, have often relied on foreign markets for the initial commercial introduction of their products. The more stringent foreign regulatory environment could make it more difficult, costly and time consuming for the Company to pursue this strategy for new products.

  Any FDA, foreign or state regulatory approvals or clearances, once obtained, can be withdrawn or modified. Delay in the Company obtaining, or inability of the Company to obtain and maintain, any necessary United States or foreign clearances or approvals for new or existing products or product enhancements, or cost overruns resulting from these regulatory requirements, would have a material adverse effect on the Company's business, financial condition and results of operations.

 Reliance on Government Contracts

  The Company generally relies on external funding for its basic research and development, primarily through government research contracts and grants. Such funding has been obtained for the initial development of most of the Company's current products and products under development. In particular, in September 1996, the Company was awarded by the NHLBI a four-year $8.5 million extension to its HRD Contract, and in September 1995 the Company was awarded a five-year $4.3 million contract from the NHLBI for the development of the Company's Heart Booster. As of March 31, 1998, the Company's total backlog of government contracts and grants was $7.5 million. Such contracts and grants are not expected to be sufficient to commercialize the underlying products, and for certain products, including the HRD, the cost of product development in excess of the contract value is expected to be significant. The Company's strategy is to continue to seek government contracts and grants to support development efforts. Funding for the Company's government research and development contracts is subject to government appropriation, and all of these contracts contain provisions, which make them terminable at the convenience of the government. There can be no assurance that the government will not terminate or reduce or delay the funding for any of the Company's contracts. In addition, there can be no assurance that the Company will be successful in obtaining any new government contracts or further extensions to existing contracts. A significant delay or reduction of funding under the Company's government contracts could have a material adverse effect on the Company's business, financial condition and results of operations.

 Dependence on Limited Sources of Supply

  The Company relies on outside vendors to supply certain components used in the BVS and in its products under development. Certain of the components of the BVS are supplied by sole source vendors or are custom made for the Company. From time to time, suppliers of certain components of the BVS have indicated that they intend to discontinue, or have discontinued, making such components. In addition, certain of these components are supplied from single sources due to quality considerations, costs or constraints imposed by regulatory authorities. There are relatively few additional sources of supply for certain components and establishing additional or replacement suppliers for such components cannot be accomplished quickly and may require FDA approval. In the past, certain suppliers have announced that, due to government regulation or in an effort to reduce potential product liability exposure, they intend to limit or terminate sales of certain products to the medical industry. There can be no assurance that, if such an interruption were to occur, the Company would be able to find suitable alternative supplies at reasonable prices or would be able to obtain requisite regulatory approvals in a timely manner, if at all. Similarly, when and if the Company reaches the clinical testing stage of its products under development, it may find that certain components become more difficult to source from outside vendors due to the product liability risk perceived by those vendors. The Company's inability to obtain acceptable components in a timely manner or to find suitable replacements at an acceptable cost would have a material adverse effect on the Company's business, financial condition and results of operations.

 Dependence on Third-Party Reimbursement

  The Company's BVS product is, and most of its products under development are intended to be, sold to medical institutions. Medical institutions and their physicians typically seek reimbursement for the use of these products from third-party payers, including Medicare, Medicaid, private health insurers and managed care organizations. As a result, market acceptance of the Company's current and proposed products may depend in large part on the extent to which reimbursement is available to medical institutions and their physicians for use of the Company's products.

  The level of reimbursement provided by United States and foreign third-party payers varies according to a number of factors, including the medical procedure category, payer, location, outcome and cost. In the United States, many private health care insurance carriers follow the recommendations of HCFA, which establishes guidelines for the reimbursement of health care providers treating Medicare and Medicaid patients. Internationally, medical reimbursement systems vary significantly. In certain countries, medical center budgets are fixed regardless of levels of patient treatment. In other countries, such as Japan, reimbursement from government or third party payers must be applied for and approved. As of the date of this Annual Report, under HCFA guidelines, Medicare reimburses medical institutions for Medicare patients based on the category of surgical procedures in which the BVS is used and incrementally reimburses physicians for the use of the BVS. Medicare does not, however, currently reimburse medical institutions for the incremental cost of using the BVS above the amount allowed for the reimbursement category of the surgical procedure. Certain private health insurers and managed care providers provide incremental reimbursement to both the medical institutions and their physicians. The Company is currently petitioning HCFA to assign a higher paying reimbursement category whenever the BVS is used. In October 1995, HCFA established a special "ICD-9" code for the BVS in an effort to more clearly track and evaluate hospital and physician costs associated specifically with the BVS compared to current reimbursement levels, so that HCFA can determine the appropriate category and level of reimbursement. There can be no assurance that HCFA will reassign the BVS to a higher paying category in a timely manner, if at all.

  No reimbursement levels have been established for the Company's products under development, including the HRD. Prior to approving coverage for new medical devices, most third-party payers require evidence that the product has received FDA approval or clearance for marketing, is safe and effective and not experimental or investigational, and is medically necessary and appropriate for the specific patient for whom the product is being used. Increasing numbers of third-party payers require evidence that the procedures in which the products are used, as well as the products themselves are cost-effective. There can be no assurance that the Company's products under development will meet these criteria, that third-party payers will reimburse physicians and medical institutions for the use of the products or that the level of reimbursement will be sufficient to support the widespread use of the products. Furthermore, there can be no assurance that third-party payers will continue to provide reimbursement for the use of BVS or that such payers will not reduce the current level of reimbursement for the product. Failure to achieve adequate reimbursement for its current or proposed products would have a material adverse effect on the Company's business, financial condition and results of operations.

 Potential Inadequacy of Product Liability Insurance

  The Company's business involves the risk of product liability claims inherent in the manufacture and marketing of life support systems. There are many factors beyond the control of the Company that could result in the failure of the BVS to sustain the life of a patient; the most important of which is the condition of the patient prior to the use of the product. As a result, many of the patients using the BVS do not survive. In addition, the effectiveness of the Company's products could be adversely affected by the reliability of the physicians, nurses and technicians using and monitoring the use of the product, and the maintenance of the product by the Company's customers. The failure of the BVS or any other life support system under development by the Company to save a life could give rise to product liability claims and result in negative publicity that could have a material adverse effect on the Company's business, financial condition and results of operations. The Company currently maintains product liability insurance, subject to certain deductibles and exclusions. There can be no assurance that this insurance will be sufficient to protect the Company from product liability claims, or that product liability insurance will continue to be available to the Company at a reasonable cost, if at all.

  The risk of product liability claims against the Company may increase as the Company introduces new products under development, particularly products such as the HRD intended for permanent life support. The HRD will have a finite life and could cause unintended complications to other organs. The eventual failure of the HRD could give rise to product liability claims, regardless of whether the HRD has extended or improved the quality of the patient's life beyond that expected without the use of the HRD. As a result of the additional product liability risks that will be associated with the HRD and other products under development by the Company, there can be no assurance that the Company will be able to secure product liability insurance for these products, when and if developed, or that such insurance will be sufficient to protect the Company at an acceptable cost. The failure of the Company to be able to obtain adequate product liability insurance, if any, for these products could have a material adverse effect on its business, financial condition and results of operations.

 Dependence on Patents and Proprietary Rights

  The Company's business depends significantly upon its proprietary technology. The Company relies on a combination of trade secret laws, patents, copyrights, trademarks and confidentiality agreements and other contractual provisions to establish, maintain and protect its proprietary rights, all of which afford only limited protection. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its trade secrets.

  The Company has been issued or allowed 25 patents and has pending five patent applications in the United States. The Company has obtained or applied for corresponding patents for certain of these patents and patent applications in a limited number of foreign countries. These patents relate to the BVS and certain of its products under development including the HRD. The Company's United States patents expire at various times from 2003 to 2018. There can be no assurance that the Company's pending patent applications or any future applications will be approved, that any patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not render the Company's patents obsolete or otherwise have an adverse effect on the Company's ability to conduct business. Because foreign patents may afford less protection under foreign law than is available under United States patent law, there can be no assurance that any such patents issued to the Company will adequately protect the Company's proprietary information. Others may have filed and may file patent applications in the future that are similar or identical to those of the Company. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or opposition proceedings before a foreign patent office that could result in substantial cost to the Company. No assurance can be given that any such interfering patent or patent application will not have priority over patent applications filed on behalf of the Company or that the Company will prevail in any opposition proceeding.

  The medical device industry is characterized by a large number of patents and by frequent and substantial intellectual property litigation. There can be no assurance that the Company's products and technologies do not infringe or violate any patents or proprietary rights of third parties. The Company has in the past and may in the future be notified that it may be infringing or violating proprietary rights possessed by others. Any intellectual property litigation would be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that infringement or other claims will not be asserted in the future or such assertions, if proven to be true, will not prevent the Company from selling its products or materially and adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company's proprietary rights, it may seek to enter into a royalty or licensing arrangement. There can be no assurance, however, that a license will be available on reasonable terms, or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented or otherwise proprietary technology. Such actions could be costly and would divert the efforts and attention of the Company's management and technical personnel, which would materially and adversely affect the Company's business, financial condition and results of operations.

  On January 20, 1998, World Heart Corporation and the Ottawa Heart Institute Research Corporation filed a complaint in the United States District Court for the District of Delaware. The complaint seeks damages and injunctive relief for alleged breaches of contract, misappropriation of trade secrets, conversion of trade secrets and patent infringement by the Company. These claims and allegations relate to certain technology used in its transcutaneous energy transmission system that is a component of the HRD under development by the Company. The Company does not believe that it is infringing any patent or other intellectual property rights of the plaintiffs and intends to vigorously defend this position. There can be no assurance that the Company will prevail in the defense of these claims and allegation or in the defense of any future infringement or other claim, if made. If infringement or violation of the patent or other proprietary rights were determined to exist, the Company would either be required to use or develop alternative technology for its transcutaneous energy transmission system or to seek a license of the technology. There can be no assurance that the Company could obtain a license of this technology on a timely basis or on reasonable terms, if at all. In addition, there can be no assurance that the Company could develop or license alternative technology on a timely basis, if at all, to allow for the safe and effective transmission of energy into the body without wires penetrating the skin. As a result, a determination of infringement or violation could have a material adverse effect on the Company's development of the HRD and on its business, financial condition and results of operations. Any patent or intellectual property dispute or litigation could result in product development delays, would be costly and could divert the efforts and attention of the Company's management and technical personnel, and could have a material adverse effect on the Company's business, financial condition and results of operations.

 Year 2000 Compliance

  As the year 2000 approaches, it is generally anticipated that computers, software and other equipment utilizing microprocessors may be unable to function properly. The Company has evaluated this potential issue with respect to its products, its financial and management information systems and it suppliers. With respect to the Company's products, the software controlling the BVS drive console includes internal counters, but the BVS operation is not related in any way to a specific calendar date. Accordingly, the Company believes that the BVS will not need any repair or modification with regard to the Year 2000 issue. With respect to the Company's financial and management information systems, the Company must upgrade the application software to be Year 2000 compliant. The supplier of the software has developed a Year 2000 compliant version of the software and the Company anticipates upgrading its systems to this version prior to the end of fiscal 1999. Because on April 1, 1999 the Company begins its fiscal Year 2000, the Company anticipates that if it does not upgrade its financial and management information systems in Fiscal 1999, it may encounter Year 2000 compliance issues as early as April 1999. With respect to its suppliers, the Company is beginning to communicate with key suppliers to assess their vulnerability to the Year 2000 issue and intends to increase inventory levels of certain key components to help mitigate the risk of certain suppliers not being able to supply materials on a timely basis due to systems issues. Any interruption to the Company's ability to operate and manufacture product due to the effect of the Year 2000 issue on the Company's systems or on the systems of its suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no disagreements on accounting principles or practices or financial statement disclosure between the Company and its accountants during the fiscal year ended March 31, 1998.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)(1) Financial Statements

                                                                           PAGE
                                                                           ----
   Report of Independent Public Accountants..............................  F-1
   Consolidated Balance Sheets as of March 31, 1997 and 1998.............  F-2
   Consolidated Statements of Operations for the Fiscal Years Ended March
    31, 1996, 1997 and 1998..............................................  F-3
   Consolidated Statements of Stockholders' Investment for the Fiscal
    Years Ended March 31, 1996, 1997 and 1998............................  F-4
   Consolidated Statements of Cash Flows for the Fiscal Years Ended March
    31, 1996, 1997 and 1998..............................................  F-5
   Notes to Consolidated Financial Statements............................  F-6

  (A)(2) Financial Statement Schedules

  Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

  (A)(3) Exhibits

  (3)  Articles of Incorporation and By-Laws.

       (a) Restated Certificate of Incorporation--filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-36657) (the "1997 Registration Statement").*

       (b) Restated By-Laws--filed as Exhibit 3.02 the September 1996 10-Q.*

       (c) Certificate of Designations of Series A Junior Participating Preferred Stock--filed as Exhibit 3.3 to the 1997 Registration Statement.*

  (4)  Instruments defining the rights of Security Holders, including
  Ind entures.

       (a) Specimen Certificate of Common Stock--filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-14861) (the "1987 Registration Statement").*

       (b) Description of Capital Stock (contained in the Restated Certificate of Incorporation filed as Exhibit 3.1 to the 1997 Registration Statement and in the Certificate of Designations of Series A Junior Participating Preferred Stock filed as Exhibit 3.3 to the 1997 Registration Statement).*

       (c) Rights Agreement between the Company and BankBoston, N.A., as Rights Agent dated as of August 13, 1997 (including Form of Rights Certificate attached thereto as Exhibit A)--filed as Exhibit 4 to the Company's Current Report on Form 8-K, dated August 13, 1997.*

  (10) Material Contracts.

       (a) Option to Purchase Developed Technology between the Company and the Partnership--filed as Exhibit 10.06 to the 1987 Registration Statement.*

       (b) Bill of Sale and Technology Transfer and Intellectual Property Agreement between the Company and the Partnership--filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.*

       (c) Facility Leases dated September 30, 1993 for the premises at 33 Cherry Hill Drive--filed as Exhibit 10(e) to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1994 (the "1994 Form 10-K"), as amended per the First Amendment to Lease filed as Exhibit 10.03 to the Company's Form 10-Q for the fiscal quarter ended December 31, 1996.*

       (d) Form of Indemnification Agreement for Directors and Officers--filed as Exhibit 10.13 to the 1987 Registration Statement.*

       (e) Abiomed Limited Partnership Amended and Restated Certificate and Agreement of Limited Partnership (without schedule of Partners)-- filed as Exhibit 10.15 to the 1987 Registration Statement.*

       (f) 1992 Combination Stock Option Plan, as amended--filed as Exhibit
           10.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1997 (the "September 1997 10-Q"). **

       (g) 1988 Employee Stock Purchase Plan, as amended--filed as Exhibit
           10.1 to the Company's September 1997 10-Q.**

       (h) 1989 Non-Qualified Stock Option Plan for Non-Employee Directors-- filed as Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1995.**

       (i) NHLBI Contract Extension for Total Artificial Heart--filed as
           Exhibit 10.01 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1996.*

       (j) Facility Lease dated September 30, 1993 as amended on November 19, 1993, for the premises at 24B Cherry Hill Drive--filed as Exhibit 10(p) to the Company's Form 10-K for the fiscal year ended March 31, 1994.*

       (k) Facility Lease dated August 8, 1996 for the lease of additional space at 33 Cherry Hill Drive--filed as Exhibit 10.02 to the Company's Form 10-Q for the fiscal quarter ended December 31, 1996.*

  (11) Statement re computation of Per Share Earnings--see Note 1(g), Notes to Consolidated Financial Statements.

  (21) Subsidiaries of the Registrant--filed as Exhibit 22 to the 1994 Form
       10-K.*

  (23) Consent of Arthur Andersen LLP.

  (27) Financial Data Schedules.

    (a) Financial Data Schedule as of March 31, 1998 for the fiscal year ended March 31, 1998.

    (b) Financial Data Schedule as of March 31, 1997 for the fiscal year ended March 31, 1997.

    (c) Financial Data Schedule as of March 31, 1996 for the fiscal year ended March 31, 1996.

  (B) Reports on Form 8-K

  The Company did not file any current reports on Form 8-K during the quarter ended March 31, 1998.
--------
* In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.
** Compensatory plan or arrangement.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ABIOMED, Inc.

                                                   /s/ David M. Lederman
Dated: June 29, 1998                      By: _________________________________
                                             DAVID M. LEDERMAN, CHAIRMANOF THE
                                                 BOARD, PRESIDENTPRINCIPAL
                                                     EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

        /s/ David M. Lederman          Chairman of the          June 29, 1998
-------------------------------------   Board, Chief
          DAVID M. LEDERMAN             Executive Officer
                                        President and
                                        Director

          /s/ John F. Thero            Vice President           June 29, 1998
-------------------------------------   Finance Chief
            JOHN F. THERO               Financial Officer
                                        Principal
                                        Accounting Officer

        /s/ W. Gerald Austen           Director                 June 29, 1998
-------------------------------------
          W. GERALD AUSTEN

          /s/ Paul Fireman             Director                 June 29, 1998
-------------------------------------
            PAUL FIREMAN

         /s/ John F. O'Brien           Director                 June 29, 1998
-------------------------------------
           JOHN F. O'BRIEN

        /s/ Desmond O'Connell          Director                 June 29, 1998
-------------------------------------
          DESMOND O'CONNELL

        /s/ Henri A. Termeer           Director                 June 29, 1998
-------------------------------------
          HENRI A. TERMEER

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To ABIOMED, Inc.:


We have audited the accompanying consolidated balance sheets of ABIOMED, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ABIOMED, Inc. and subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.



Boston, Massachusetts
April 27, 1998

                         ABIOMED, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31,
                                                                       1997            1998
                                                                     --------------------------
                           ASSETS
CURRENT ASSETS:

 Cash and cash equivalents (Note 1)                                 $  1,579,972  $  2,683,151
 Short-term marketable securities (Note 1)                             7,744,664    23,714,641

 Accounts receivable, net of allowance for doubtful accounts of approximately $194,000 and $204,000 at March 31,
     1997 and 1998, respectively                                       4,551,035     5,356,348
 Inventories (Note 1)                                                  1,468,738     2,327,442
 Prepaid expenses and other current assets                               173,172       208,387
                                                                    ------------  ------------
     Total current assets                                             15,517,581    34,289,969
                                                                    ------------  ------------

ASSETS OF DISCONTINUED OPERATIONS, NET (Note 2)                          488,468             -

PROPERTY AND EQUIPMENT, AT COST (Note 1):
 Machinery and equipment                                               2,522,783     4,316,852
 Furniture and fixtures                                                  229,873       533,460
 Leasehold improvements                                                1,118,677     1,561,189
                                                                    ------------  ------------
                                                                       3,871,333     6,411,501

 Less--Accumulated depreciation and amortization                       1,989,657     2,724,442
                                                                    ------------ -------------
                                                                       1,881,676     3,687,059
                                                                    ------------ -------------
OTHER ASSETS, NET (Note 8)                                               485,000       638,176
                                                                    ------------  ------------
                                                                    $ 18,372,725  $ 38,615,204
                                                                    ============  ============

                         ABIOMED, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS (Continued)

                                                                            MARCH 31,
                                                                      1997            1998
                                                                  ----------------------------
            LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
 Accounts payable                                                   $  1,289,024  $ 2,057,473
 Accrued expenses (Notes 9 and 10)                                     1,858,638     2,872,288
                                                                    ------------  ------------

    Total current liabilities                                          3,147,662     4,929,761

LIABILITIES OF DISCONTINUED OPERATIONS, NET (Note 2)                           -       667,466

COMMITMENTS (Notes 6 and 8)

STOCKHOLDERS' INVESTMENT (Notes 3 and 7):
 Class B Preferred Stock, $.01 par value-
  Authorized--1,000,000 shares
  Issued and outstanding--none                                                 -             -
 Common Stock, $.01 par value-
  Authorized--25,000,000 shares
  Issued and outstanding--7,008,282 shares and
    8,567,015 shares at March 31, 1997 and 1998,
    respectively
 Class A Common Stock, $.01 par value-                                    70,082        86,670
  Authorized--2,346,000 shares
  Issued and outstanding--none
  Additional paid-in capital                                          37,169,893    57,454,983
  Accumulated deficit                                                (22,014,912)  (24,522,676)
                                                                    ------------  ------------

 Total stockholders' investment                                       15,225,063    33,017,977
                                                                    ------------  ------------
                                                                    $ 18,372,725  $ 38,615,204
                                                                    ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        YEARS ENDED MARCH 31,
                                                                           1996               1997               1998
                                                                        ----------       ------------         -----------
REVENUES (Note 1):
 Products                                                              $ 8,482,637        $10,872,203         $17,260,577
 Contracts                                                               3,118,278          4,150,752           5,184,859
                                                                       -----------         ----------         -----------
                                                                        11,600,915         15,022,955          22,445,436
                                                                       -----------         ----------         -----------
COSTS AND EXPENSES:
 Cost of product revenues                                                3,233,479          4,427,189           6,502,256
 Research and development (Note 1)                                       3,178,277          3,772,609           9,090,517
 Selling, general and administrative                                     5,051,383          6,081,884           9,054,095
                                                                       -----------         ----------         -----------
                                                                        11,463,139         14,281,682          24,646,868
                                                                       -----------         ----------         -----------

INCOME (LOSS) FROM OPERATIONS                                              137,776            741,273          (2,201,432)
   Interest and other income, net                                          527,874            535,104           1,206,317
                                                                       -----------         ----------         -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                               $   665,650         $1,276,377         $  (995,115)

LOSS FROM DISCONTINUED OPERATIONS (Note 2)                                (174,526)          (541,113)         (1,512,649)
                                                                       -----------         ----------         -----------
NET INCOME (LOSS)                                                      $   491,124         $  735,264         $(2,507,764)
                                                                       ===========         ==========         ===========
INCOME (LOSS) FROM CONTINUING OPERATIONS PER
SHARE (Note 1):
   Basic                                                               $      0.10         $     0.18         $     (0.12)
   Diluted                                                             $      0.10         $     0.18         $     (0.12)

LOSS FROM DISCONTINUED OPERATIONS
SHARE (Notes 1 and 2):
   Basic                                                               $     (0.03)        $    (0.07)        $     (0.19)
   Diluted                                                             $     (0.03)        $    (0.08)        $     (0.19)
                                                                       -----------         ----------         -----------
NET INCOME (LOSS) PER SHARE (Note 1):
   Basic                                                               $      0.07         $     0.11         $     (0.31)
   Diluted                                                             $      0.07         $     0.10         $     (0.31)
                                                                       ===========         ==========         ===========
 WEIGHTED AVERAGE NUMBER SHARES OUTSTANDING (Note 1):
   Basic                                                                 6,937,620          6,978,569           8,074,150
   Diluted                                                               6,995,664          7,162,347           8,074,150
                                                                       ===========         ==========         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                                CLASS A
                                      COMMON STOCK            COMMON STOCK         ADDITIONAL                      TOTAL
                                     NUMBER    $.01          NUMBER     $.01         PAID-IN       ACCUMULATED   STOCKHOLDERS'
                                   OF SHARES  PAR VALUE    OF SHARES  PAR VALUE      CAPITAL        DEFICIT        INVESTMENT

BALANCE, MARCH 31, 1995            4,885,852   $48,859     2,040,000   $ 20,400    $36,476,770    $(23,241,300)   $13,304,729

 Conversion of Class A Common
   Stock to Common Stock             612,000     6,120      (612,000)    (6,120)             -               -              -
 Stock options exercised              19,425       194             -          -        143,018               -        143,212
 Stock issued under employee
   stock purchase plan                   777         7             -          -          5,433               -          5,440

 Net income                                -         -             -          -              -         491,124        491,124
                                   ---------   -------     ---------   --------    -----------    ------------    -----------
BALANCE, MARCH 31, 1996            5,518,054    55,180     1,428,000     14,280     36,625,221     (22,750,176)    13,944,505

   Conversion of Class A Common
     Stock to Common Stock         1,428,000    14,280    (1,428,000)   (14,280)             -               -              -
   Stock options exercised            59,112       611             -          -        533,142               -        533,753
   Stock issued to directors and
     under employee stock
     purchase plan                     3,116        11                                  11,530               -         11,541
                                   ---------   -------     ---------   --------    -----------    ------------    -----------

   Net income                              -         -             -          -              -         735,264        735,264

BALANCE, MARCH 31, 1997            7,008,282    70,082             -          -     37,169,893     (22,014,912)    15,225,063
   Sales of Common Stock,
     net                           1,532,710    15,327             -          -     20,054,077               -     20,069,404
   Stock options exercised            20,015       200             -          -        151,180               -        151,380
   Stock issued  to directors
     and under employee stock
     purchase plan                     6,008        61             -          -         79,833               -         79,894

   Net loss                                -         -             -          -              -      (2,507,764)    (2,507,764)
                                   ---------   -------     ---------   --------    -----------    ------------    -----------

BALANCE, MARCH 31, 1998            8,567,015   $85,670             -   $      -    $57,454,983    $(24,522,676)   $33,017,977
                                   =========   =======     ==========  =========   ===========    ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEARS ENDED MARCH 31,
                                                                         1996           1997           1998
                                                                      -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                    $   491,124    $   735,264    $(2,507,764)
 Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities
  Depreciation and amortization                                           320,531        424,225        876,939
  Changes in assets and liabilities
    Accounts receivable, net                                             (612,709)    (2,217,017)      (805,313)
    Inventories                                                           (89,156)       (39,362)      (858,704)
    Prepaid expenses and other assets                                     (38,450)       (80,892)      (330,545)
    Assets and liabilities of discontinued operations, net               (238,655)       (56,591)     1,155,934
    Accounts payable                                                      579,663        511,081        768,449
    Accrued expenses                                                      215,853        514,611      1,013,650
                                                                      -----------    -----------    -----------
      Net cash provided by (used in) operating activities                 628,201       (208,681)      (687,354)
                                                                      -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Maturities (purchases) of short term marketable securities,
   net                                                                  2,701,323        (35,554)   (15,969,977)
 Purchases of property and equipment                                     (319,291)    (1,591,846)    (2,540,168)
 Purchases of Abiomed Limited Partnership units from limited
   Partners (Note 8)                                                     (770,000)             -              -
                                                                      -----------    -----------    -----------
      Net cash provided by (used in) investing activities               1,612,032     (1,627,400)   (18,510,145)
                                                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of Common Stock, net                                     -              -     20,069,404
   Proceeds from exercise of stock options
     and stock issued under employee purchase plan                        148,652        545,294        231,274
                                                                      -----------    -----------    -----------
      Net cash provided by financing activities                           148,652        545,294     20,300,678
                                                                      -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    2,388,885     (1,290,787)     1,103,179

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES,
 AT BEGINNING OF YEAR                                                     481,874      2,870,759      1,579,972
                                                                      -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES,
 AT END OF YEAR                                                       $ 2,870,759    $ 1,579,972    $ 2,683,151
                                                                      ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


(1)  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

   ABIOMED/R/, Inc. and subsidiaries (the Company) is engaged primarily in the research, development and commercialization of medical devices, with a primary focus on the development of cardiac support systems. In particular, the Company markets the BVS-5000/R/ system, a biventricular temporary artificial heart from which the majority of the Company's product revenues have been derived, and is developing an implantable heart replacement system. The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below.

   (a)  Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and the accounts of its majority-owned subsidiary Abiomed Limited Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

   (b) Uses of Estimates in the Preparation of Financial Statements

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimated or assumed.

   (c)  Product Revenues

       The Company recognizes product revenues at the time products are shipped to customers. Service revenues, which are not material, are recognized over the periods of the contracts. In fiscal 1996, 1997 and 1998, 9%, 7% and 6%, respectively, of product revenues were from customers located outside of the United States. No customer accounted for greater than 10% of product revenues during fiscal 1996, 1997 or 1998.

                         ABIOMED, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (CONTINUED)

(1)  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   (d)  Contract Revenues

       In fiscal 1996, 1997 and 1998, the majority of the Company's research and development contract revenues were generated from contracts and grants with various government agencies. Each of these contracts and grants provide for revenues on a cost-plus-fixed-fee basis. The Company recognizes revenue under its government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. The Company retains rights to all technological discoveries and products resulting from these efforts. Costs associated with these contracts and grants are recorded in the accompanying consolidated statements of operations as part of research and development expenses and totaled approximately $2,457,000, $3,232,000 and $4,110,000 for fiscal 1996, 1997 and 1998, respectively.

       The Company, at its sole discretion, may elect to further develop government-funded technologies or products by spending resources outside or above the contract limits. In fiscal 1998, the majority of the Company's research and development expenditures were directed to development of an implantable heart replacement system. These expenditures included amounts spent under the Company's government contract and supplemental amounts from the Company's own resources. All such discretionary spending is not included in the contracts and grants costs per above.

   (e)  Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                        March 31,
                                                  1997           1998
                                               ----------     ----------
Raw materials                                  $  789,365     $1,320,600
Work-in-process                                   276,880        483,723
Finished goods                                    402,493        523,119
                                               ----------     ----------
                                               $1,468,738     $2,327,442
                                               ==========     ==========

       Finished goods and work-in-process inventories consist of direct material, labor and overhead.

                         ABIOMED, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (CONTINUED)

(1)  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   (f)  Depreciation and Amortization

       The Company provides for depreciation and amortization by charges to operations in amounts that allocate the cost of depreciable assets over their estimated useful lives as follows:

                                                               Estimated
            Classification                Method              Useful Life
Machinery and equipment                Straight-line             3- 5 Years

Furniture and fixtures                 Straight-line             5-10 Years

Leasehold improvements                 Straight-line          Life of lease


   (g)  Net Income (Loss) per Share

       In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997. Prior years' earnings per share have been restated to reflect the adoption of SFAS No. 128.

       Basic net income (loss) per share is computed by dividing net income
       (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of dilutive common shares outstanding during the period. Diluted weighted average shares reflects the dilutive effect, if any, of common stock options based on the treasury stock method. No common stock options are considered dilutive in periods, such as the fiscal year ended March 31, 1998, in which a loss is reported because all such common equivalent shares are antidilutive. The number of shares that otherwise would have been dilutive is 287,709 for the year ended March 31, 1998.

       The calculations of basic and diluted weighted average shares outstanding are as follows:

                                                           March 31,
                                                   1996        1997        1998
                                               --------------------------------

Basic weighted average shares outstanding     6,937,620   6,978,569   8,074,150

Dilutive shares                                  58,044     183,778           -
                                              ---------   ---------   ---------
Diluted weighted average shares outstanding   6,995,664   7,162,347   8,074,150
                                              =========   =========   =========

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (CONTINUED)

(1)  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   (h) Cash and Cash Equivalents

       The Company classifies any marketable security with a maturity date of 90 days or less at the time of purchase as a cash equivalent.

   (i) Investments

       The Company classifies any security, including marketable securities, with a maturity of greater than 90 days as investments and classifies investments with a maturity of greater than one year from the balance sheet date as long-term investments.

       Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities. The Company has classified all investments at March 31, 1997 and 1998 as held-to-maturity securities. The amortized cost and market value of short-term investments were approximately $7,745,000 and $7,689,000 at March 31, 1997 and $23,715,000
       and $23,886,000 at March 31, 1998, respectively. At March 31, 1998 these short-term investments consisted primarily of government agency securities.

   (j) Disclosures about Fair Value of Financial Instruments

       As of March 31, 1997 and 1998 the Company's financial instruments were comprised of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, the carrying amounts of which approximated fair market value.

   (k) Recent Accounting Pronouncements

       In June 1997, the FASB issued SFAS No.130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. This statement is not currently expected to have an impact on the Company.

       In July 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. This statement is not currently expected to have an impact on the Company.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (CONTINUED)

(2)    DISCONTINUED OPERATIONS

   In fiscal 1998, the Company made the decision to shift all of its focus to the Company's core cardiovascular business and to sell, license or otherwise dispose of its dental business. The Company's dental business, which has operated as a wholly owned subsidiary of the Company under the name ABIODENT, Inc., markets devices for periodontal screening and for detection and assessment of halitosis sources. The Company's $1,513,000, or $0.19 per share, loss reported from discontinued operations for the year ended March 31, 1998 represents a loss from dental operations of $546,000, or $0.07 per share, and an estimated loss on the disposal of the business, its assets and extinguishment of liabilities of approximately $967,000, or $0.12 per share, which includes an estimated operating loss of $370,000 to be incurred during the first two quarters of fiscal 1999.

   The accompanying consolidated financial statements contain certain accounts that have been reclassified in each of the periods presented to reflect this decision by the Company. Reported revenue, costs and expenses exclude the operating results of the Company's dental business. The operating losses of the Company's dental business are presented on a net basis in the consolidated statements of operations as loss from discontinued operations. Product revenues from the dental business were approximately $1,243,000, $1,439,000 and $1,057,000 for the years ended March 31, 1996, 1997 and 1998, respectively.

   The components of net assets (liabilities) of discontinued operations included in the accompanying consolidated balance sheets are approximately as follows:

                                                  March 31,
                                            1997              1998
                                        ---------------------------
Cash                                    $  37,000       $    28,000
Accounts receivable, net                  265,000            87,000
Inventories                               352,000           359,000
Property and equipment, net                 8,000            12,000
Accrued expenses                         (174,000)       (1,153,000)
                                        ---------       -----------
                                        $ 488,000       $  (667,000)
                                        =========       ===========

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (CONTINUED)

(3)  CAPITAL STOCK

   Each share of Common Stock has a voting right of one vote per share and generally has the right to elect, as a class, at least 25% of the Company's directors. During fiscal 1997, 1,428,000 shares of Class A Common Stock, representing all of the remaining shares of Class A Common Stock, were converted to Common Stock.

   In July 1997, the Company completed a private placement of 1,242,710 shares of its Common Stock to Genzyme Corporation and certain of the Company's directors. Proceeds to the Company from the private placement, net of direct expenses of approximately $145,000, totaled approximately $16,010,000.

   In November 1997, the Company completed an offering of 290,000 shares of its Common Stock. Proceeds to the Company from the stock offering, net of direct expenses of approximately $725,000, totaled approximately $4,060,000.

   The Company has authorized 1,000,000 shares of Class B Preferred Stock, $.01 par value, of which the designation, rights and privileges can be set by the Board of Directors. No shares of Class B Preferred Stock have been issued or are outstanding.

   In August 1997, the Company declared a dividend of one Preferred Share Purchase Right (the "Right") for each outstanding share of Common Stock to its stockholders of record at August 28, 1997. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock with a par value of $0.01 per share, at a price of $90.00 per one one-thousandth of a share, subject to adjustment.

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

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (CONTINUED)

(4)  LINE OF CREDIT WITH A BANK

   The Company has an unsecured demand line of credit agreement with a bank under which it can borrow up to $3,000,000 at the bank's prime rate. The Company is required to maintain a compensating balance of $100,000 plus 5% of any amounts outstanding under the arrangement. The line of credit expires in September 1998. There were no borrowings under the Company's line of credit at March 31, 1997 and 1998.

(5)  INCOME TAXES

   The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The asset and liability approach used under SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

   At March 31, 1998, the Company had available net operating loss carryforwards of approximately $21,559,000. The Company also had available, at March 31, 1998, approximately $751,000 of tax credit carryforwards to reduce future federal income taxes, if any. The net operating loss and tax credit carryforwards expire through 2010. These carryforwards are subject to review by the Internal Revenue Service and may be subject to limitation in any given year under certain conditions.

   The Company has not given recognition to any of these future tax benefits in the accompanying consolidated financial statements due to the uncertainty surrounding the timing of the realization of the tax benefits. The Company has placed a valuation allowance of approximately $12,264,000 as of March 31, 1998 against its otherwise recognizable net deferred tax asset.

   The deferred tax asset consisted of the following:

                                                                   March 31,
                                                             1997             1998
                                                        ------------------------------
Net operating loss and tax credit carryforwards         $  9,262,000      $  9,374,000
Purchase of technology (Note 8)                            1,353,000         1,068,000
Nondeductible reserves                                       131,000           241,000
Nondeductible accruals                                       293,000           879,000
Reserve for discontinued operations                                -           387,000
Depreciation                                                 185,000           169,000
Other, net                                                   106,000           146,000
                                                        ------------      ------------
                                                          11,330,000        12,264,000

Less--Valuation allowance                                (11,330,000)      (12,264,000)
                                                        ------------      ------------

                                                        $         -       $         -
                                                        ============      ============

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (CONTINUED)

(6)  COMMITMENTS

   (a) The Company leases its facilities and certain equipment under various operating lease agreements with terms through fiscal 2002. Total rent expense under these leases, included in the accompanying consolidated statements of operations, was approximately $233,000, $324,000 and $360,000 for fiscal 1996, 1997 and 1998, respectively.

       Future minimum lease payments under these agreements are as follows:

                                                                Amount
              Year Ended March 31,
                1999                                           $276,000
                2000                                            247,000
                2001                                            120,000
                2002                                             31,000
                                                               --------
                                                               $674,000
                                                               ========

   (b) The Company maintains various insurance coverage. Most policies renew on a fiscal year basis while certain policies have been secured for three-year periods. Future insurance obligations under these insurance policies, over a three-year period, are approximately $510,000.

(7)  STOCK OPTION AND PURCHASE PLANS

   All stock options granted by the Company under the below-described plans were granted at the fair value of the stock at the date of grant. Outstanding stock options, if not exercised, expire 10 years from the date of grant.


   The 1992 Combination Stock Option Plan (the Combination Plan), as amended, was adopted in September 1992 as a combination and restatement of the Company's then outstanding Incentive Stock Option Plan and Nonqualified Plan. Options granted and outstanding under the Combination Plan are primarily held by Company employees and generally become exercisable ratably over five years.

   In addition, the Company has a nonqualified stock option plan for non-employee directors (the Directors' Plan). The Directors' Plan, as amended in August 1992, was adopted in July 1989 and provides for grants of options to purchase 12,500 shares of the Company's Common Stock to any newly elected eligible director and grants of additional options to purchase 12,500 shares of Common Stock to existing directors on July 1 of each successive fifth year. These options vest over a five-year period at the rate of 2,500 shares per year, commencing on June 30 of the year following the date of grant. Separate from the Directors' Plan, non-employee directors of the Company receive as compensation an annual retainer of 400 shares of Common Stock. The Company issued 2,000 shares of its Common Stock for this purpose in the years ending March 31, 1997 and 1998.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (CONTINUED)

(7)  STOCK OPTION AND PURCHASE PLANS (CONTINUED)

   The following table summarizes stock option activity under these plans:

                                               COMBINATION PLAN                             DIRECTORS' PLAN
                            --------------------------------------------       ------------------------------------------------
                            NUMBER                           WEIGHTED          NUMBER                             WEIGHTED
                              OF                             AVERAGE             OF                                AVERAGE
                           OPTIONS     EXERCISE PRICE     PRICE PER SHARE     OPTIONS        EXERCISE PRICE     PRICE PER SHARE
Outstanding,
March 31, 1995               395,230   $ 0.55- $13.50            $ 8.38        95,000        $ 7.00- $13.88            $10.72
   Granted                   219,000     6.25-  11.00             10.23        12,500                11.00              11.00
   Exercised                 (16,925)    5.75-   8.50              7.34        (2,500)                7.00               7.00
   Canceled                  (19,140)    5.75-  13.50              9.90       (15,000)        11.00-  11.13             11.02
                             -------   --------------            ------       -------        --------------            ------
Outstanding,
March 31, 1996               578,165     0.55-  13.50              9.09         90,000          7.00-  13.88            10.81
   Granted                   234,235    11.00-  13.50             12.53              -                     -                -
   Exercised                 (58,912)     .55-  13.50              8.65              -                     -                -
   Canceled                  (55,613)    5.75-  13.50             11.45              -                     -                -
                             -------   --------------            ------       --------       ---------------           ------

Outstanding,
March 31, 1997               697,875     5.63-  13.50             10.29         90,000          7.00-  13.88            10.81
   Granted                   178,850    10.00-  18.00             11.91         50,000                 14.00            14.00
   Exercised                 (20,015)    5.63-  10.63              7.56              -                     -                -
   Canceled                  (37,325)    5.63-  13.25             10.69              -                     -                -
                             -------   --------------            ------       --------       ---------------           ------

Outstanding,
March 31, 1998               819,385   $ 5.63- $18.00            $10.71        140,000       $  7.00- $14.00           $11.95
                             =======   ==============            ======       ========       ===============           ======

Exercisable,
March 31, 1998               253,151   $ 5.63- $13.50            $ 9.17         82,500        $ 7.00- $13.88           $10.79
                             =======   ==============            ======       ========        ==============           ======

Shares available for
future issuance,
March 31, 1998               317,507                                            57,500
                             =======                                          ========

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (CONTINUED)

(7)  STOCK OPTION AND PURCHASE PLANS (CONTINUED)

   The Company has an Employee Stock Purchase Plan (the Purchase Plan), as amended. Under the Purchase Plan, all employees (including officers and directors) of the Company who have completed six months of employment are eligible to purchase the Company's Common Stock at an exercise price equal to 85% of the fair market value of the Common Stock. The Company has reserved 100,000 shares of Common Stock for issuance under the Purchase Plan, of which 86,679 shares are available for future issuance as of March 31, 1998. During the years ended March 31, 1996, 1997 and 1998, 777, 1,116 shares and 4,039 shares, respectively, of Common Stock were sold pursuant to the Purchase
   Plan.

   In October 1995, FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options, stock purchase plans, or warrants granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elect the disclosure-only alternative under SFAS No 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in fiscal 1996, 1997 and 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average information and assumptions used for 1997 and 1998 are as follows:


                                                 1996          1997         1998
Risk-free interest rate ...................     6.75%        6.75%        5.50%
Expected dividend yield ...................        -            -            -
Assumed life ..............................        5 years      5 years      5 years
Assumed volatility ........................       30%          33%          33%

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

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (CONTINUED)

(7)  STOCK OPTION AND PURCHASE PLANS (CONTINUED)

   The total fair value of the options granted during fiscal 1996, 1997 and 1998 was computed as approximately $431,000, $598,000 and $501,000, respectively. Of these amounts approximately $108,000, $257,000 and $383,000 would be charged to operations for the years ended March 31, 1996, 1997 and 1998 respectively. The remaining amounts, would be amortized over the remaining vesting periods of the underlying options. Similarly, the total fair value of stock sold under the Purchase Plan was computed as approximately $4,000, $3,000 and $17,000 during fiscal 1996, 1997 and 1998, respectively. The resulting pro forma compensation expense may not be representative of the amount to be expected in future years as pro forma compensation expense may vary based upon the number of options granted and shares purchased.

   The pro forma net income (loss) and pro forma net income (loss) per share presented below have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options.

   The pro forma effect of SFAS No. 123 for the years ended March 31, 1996, 1997 and 1998 is as follows [in thousands except per share information]:

                                       1996                      1997                      1998

                            As Reported   Pro Forma   As Reported   Pro Forma   As Reported   Pro Forma
   Net income (loss)        $491,124      $379,124    $735,264      $475,264   $(2,507,764)   $(2,907,764)
   Pro forma net income
   (loss) per share:
      Basic                   $0.07         $0.05       $0.11         $0.07       $(0.31)        $(0.36)
      Diluted                 $0.07         $0.05       $0.10         $0.07       $(0.31)        $(0.36)

(8)     ROYALTY OBLIGATION

   Until August 3, 2000, the Company owes a royalty to certain third parties equal in aggregate to approximately 2.1% of certain revenues derived from the BVS 5000 and certain other technology. This royalty is subject to certain maximum revenue amounts and to certain adjustments, as defined, in the event that the Company sells the underlying technology. For the years ended March 31, 1996, 1997 and 1998, the amount of this royalty, net of certain reimbursed expenses, was approximately $160,000, $216,000 and $338,000, respectively. These amounts are reflected as part of the cost of products in the accompanying consolidated statements of operations.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (CONTINUED)

(8)     ROYALTY OBLIGATION

   This royalty is paid to the third-parties through Abiomed Limited Partnership which, at present, is inactive except with respect to the distribution of such royalties. In 1995, the Company paid $770,000 to reduce its royalty obligation to 2.1%, as described above. This one-time payment capitalized by the Company is being amortized on a straight-line basis over the estimated useful life of the asset and, net of accumulated amortization of $285,000 and $427,000 at March 31, 1997 and 1998 respectively is classified as a long-term other asset in the accompanying consolidated balance sheets.

(9)  EMPLOYEE DEFERRED COMPENSATION PROFIT-SHARING PLAN AND TRUST

   The Company has an employee deferred compensation profit-sharing plan (the 401(k) Plan) that covers all employees over 20 years of age who have completed at least six months of service with the Company. Contributions by the Company, which consist of amounts paid by the Company to match a portion of employees' contributions and discretionary amounts determined by the Company's Board of Directors, totaled approximately $80,000, $72,000 and $144,000 for the fiscal years ended March 31, 1996, 1997 and 1998 respectively.

(10)  ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                                   March 31,
                                          1997                 1998
                                        -----------------------------
         Salaries and benefits          $  684,472         $1,460,222
         Contract services                  65,296            321,512
         Warranty                          221,093            173,362
         Sales taxes                        30,502            157,277
         Professional fees                  76,914            126,377
         Customer advances                 287,882             85,284
         Other                             492,479            548,254
                                        ----------         ----------
                                        $1,858,638         $2,872,288
                                        ==========         ==========