Form 10-Q
period 1998-06-30
ABIOMED INC
filed 1998-07-29
CIK 815094

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

	[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended June 30, 1998

OR

	[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
		THE SECURITIES EXCHANGE ACT OF 1934

		For the transition period from   	     to
		Commission file number    0-20584


ABIOMED, INC.
(Exact name of registrant as specified in its charter)

        DELAWARE         						     04-2743260
(State of incorporation)						(IRS Employer No.)

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

As of June 30, 1998, there were 8,584,571 shares outstanding of the registrant's Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

TABLE OF CONTENTS


Page No.
Part I - Financial Information:



  Item 1. Financial Statements



     Consolidated Balance Sheets

          June 30, 1998 and March 31, 1998
3-4


     Consolidated Statements of Operations

          Three Months Ended June 30, 1998

          and June 30, 1997
5


     Consolidated Statements of Cash Flows

          Three Months Ended June 30, 1998 and

          June 30, 1997
6


     Notes to Consolidated Financial Statements
7-9


  Item 2. Management's Discussion and Analysis of

             Financial Condition and Results of Operations
10-13


Part II - Other Information
14


     Signatures
15




ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

ASSETS

June 30,
1998

March 31,
1998

(unaudited)

(audited)

Current Assets:



  Cash and cash equivalents (Note 7)
$2,389,324

$2,683,151
  Short-term marketable securities (Note 7)
21,392,736

23,714,641
  Accounts receivable, net of allowance for
     doubtful accounts of $204,000 at June 30, 1998
     and March 31, 1998, respectively


6,211,604



5,356,348
  Inventories (Note 4)
2,831,629

2,327,442
  Prepaid expenses and other current assets
345,321

208,387
          Total  current assets
33,170,614

34,289,969








Property and Equipment, at cost:



  Machinery and equipment
4,876,207

4,316,852
  Furniture and fixtures
558,598

533,460
  Leasehold improvements
1,630,303

1,561,189

7,065,108

6,411,501




Less: Accumulated depreciation and amortization
3,063,366

2,724,442

4,001,742

3,687,059








 Other Assets, net  (Notes 2 and 8)
474,890

638,176

$37,647,246

$38,615,204













The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS' INVESTMENT

June 30,
 1998

March 31,
 1998

(unaudited)

(audited)

Current Liabilities:



  Accounts payable
$1,538,844

        $2,057,473
  Accrued expenses
2,840,217

       2,872,288
          Total current liabilities
4,379,061

       4,929,761

Liabilities of Discontinued Operations, net (Note 3)

645,158


667,466

Stockholders' Investment (Note 5):



  Class B Preferred Stock, $.01 par value-



          Authorized 1,000,000 shares



          Issued and outstanding-none
-

-
  Common Stock, $.01 par value-



          Authorized 25,000,000 shares



          Issued and Outstanding-  8,584,571 shares at



          June 30, 1998 and  8,567,015 shares at



          March 31, 1998
85,846

          85,670




  Additional paid-in capital
57,601,914

  57,454,983
  Accumulated deficit
(25,064,733)

      (24,522,676)
          Total stockholders' investment
32,623,027

      33,017,977

$37,647,246

  $38,615,204





The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

Three Months Ended



June 30,
1998

June 30,
 1997





Revenues:





  Products
$3,524,510

$3,836,423


  Contracts
2,278,733

1,829,045



5,803,243

5,665,468








Costs and expenses:





  Cost of product revenues
1,436,865

1,308,102


  Research and development
3,033,780

1,643,475


  Selling, general and administrative
2,231,867

1,884,993



6,702,512

4,836,570








(Loss) income from operations
 (899,269)

828,898








Interest and other income
357,212

124,495








(Loss) income from continuing operations
(542,057)

953,393








Loss from discontinued operations (Note 3)
-

(82,432)








Net (loss) income
$(542,057)

$870,961














(Loss) income from continuing operations per share (Note 6):
   Basic

$(0.06)


$0.13


   Diluted
$(0.06)

$0.13








Loss from discontinued operations per share (Note 6):
   Basic

-


$(0.01)


   Diluted
-

$(0.01)








Net (loss) income per share (Note 6):
   Basic

$(0.06)


$0.12


   Diluted
$(0.06)

$0.12








Weighted average shares outstanding (Note 6):





   Basic
8,573,302

7,011,600


   Diluted
8,573,302

7,124,168


























The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Three Months Ended


June 30,
1998

June 30,
 1997

CASH FLOWS FROM OPERATING ACTIVITIES:



  Net (loss) income
$(542,057)

      $870,961
  Adjustments to reconcile net (loss) income to net cash



     used in operating activities-



          Depreciation and amortization
374,462

            150,606
          Changes in assets and liabilities-



               Accounts receivable
(855,256)

(1,082,546)
               Inventories
(504,187)

(211,844)
               Prepaid expenses and other assets
(9,186)

(29,990)
               Accounts payable
(518,629)

(72,799)
               Accrued expenses
(32,071)

268,268
               Liabilities of discontinued operations, net
(22,308)

103,222




                    Net cash used in operating activities
(2,109,232)

    (4,122)




CASH FLOWS FROM INVESTING ACTIVITIES:



  Maturities of short-term marketable securities, net
2,321,905

584,101
  Purchases of property and equipment
(653,607)

(644,698)




                     Net cash provided by (used in) investing activities
1,668,298

(60,597)




CASH FLOWS FROM FINANCING ACTIVITIES:



  Proceeds from exercise of stock options
147,107

66,244




                     Net cash provided by financing activities
147,107

66,244




NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS,



  EXCLUDING INVESTMENTS
(293,827)

1,525




CASH AND CASH EQUIVALENTS, EXCLUDING  INVEST-



  MENTS, AT BEGINNING OF PERIOD
2,683,151

        1,579,972




CASH AND CASH EQUIVALENTS , EXCLUDING INVEST-



  MENTS, AT END OF PERIOD
$2,389,324

        $1,581,497

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


1.	Basis of Preparation

	The unaudited consolidated financial statements of ABIOMED, Inc. (the Company), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Form 10-K for the year ended March 31, 1998, which was filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 1998 may not be indicative of the results that may be expected for the full fiscal year.


2.	Principles of Consolidation

	The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, and the accounts of its majority-owned subsidiary Abiomed Limited Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.


3. Discontinued Operations

In it's fiscal year ended March 31, 1998, the Company made the decision to shift all of its focus to the Company's core cardiovascular business and to sell, license or otherwise dispose of its dental business. The accompanying consolidated financial statements contain certain accounts that have been reclassified in each of the periods presented to reflect this decision by the Company. Reported revenue, cost and expenses from continuing operations exclude the operating results of the Company's dental business.

The amount accrued by the Company at March 31, 1998 included estimated operating losses of $370,000 to be incurred during fiscal 1999. During the three months ended June 30, 1998, the operating loss from the Company's dental business applied against the accrual was $112,000.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)


4.	Inventories

	Inventories include raw materials, work-in-process, and finished goods and are priced at the lower of cost (first-in, first-out) or market and consist of the following:


June 30,
1998

March 31,
1998

Raw materials
$1,401,392

$1,320,600
Work-in-process
636,653

483,723
Finished goods
793,584

523,119





$2,831,629

$2,327,442





	Finished goods and work-in-process inventories consist of direct material, labor and overhead.


5.	Stockholders' Investment

	During the three months ended June 30, 1998, no options to purchase shares of Common Stock were granted. Options to purchase 29,700 shares were canceled during the quarter and there were 17,525 options to purchase shares exercised at prices ranging from $5.625 to $8.50 per share during the three months ended June 30, 1998.

6.	Net Income (Loss) Per Common Share

	The Company has calculated net income (loss) per common share in accordance with Statement of Financial Accounting Standards (SFAS) No.
128, Earnings Per Share, a new accounting standard that requires the Company to present both basic and diluted net income (loss) per share for all periods presented. Basic earnings (loss) per share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. Under the Diluted EPS method, no common equivalent shares are considered dilutive in periods, such as the three months June 30, 1998, in which a net loss is reported because such common equivalent shares are antidilutive. The number of shares that otherwise would have been dilutive is 263,617 for the three months ended June 30, 1998. In accordance with SFAS No. 128, the Company has recomputed net income per share for the three month period ended June 30, 1997 and as a result has restated reported basic and diluted net income per share from $0.11 to $0.12 per share.

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


8.	Other Assets

	Other assets include approximately $307,000 in unamortized purchase cost of the Company's majority interest of the Abiomed Limited Partnership. The interest in the Abiomed Limited Partnership is being amortized over five years, its estimated useful life. Abiomed Limited Partnership (the Partnership) was formed in March 1985 and provided initial funding for the design and development of certain of the Company's products.

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

	Also included in other assets are long-term accounts receivable related to sales-type leases. The terms of these non-cancelable leases are one to three years. As of June 30, 1998, approximately $168,000 is included in other assets for these sales-type leases.


9.	Recent Accounting Pronouncement

	In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not believe the adoption of this accounting standard will have any impact on the Company's financial position or results of operations.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1998


NET INCOME

	Net loss and net loss per share for the three months ended June 30, 1998, were approximately $542,000 and $0.06 per share, respectively. This loss compares to net income and net income per share of approximately $871,000 and $0.12 per share, respectively, in the same period of the previous year. The net loss for the three months ended June 30, 1998 is primarily attributable to the Company's undertaking to accelerate the development of its battery-powered heart replacement device ("HRD").

REVENUES

	Total revenues, excluding interest income, increased by 2% to $5.8 million in the three months ended June 30, 1998 from $5.7 million in the three months ended June 30, 1997. This increase was attributable to an increase in contract revenues.

	Product revenues decreased by 8% to $3.5 million in the three months ended June 30, 1998 from $3.8 million in the three months ended June 30, 1997. Sales of BVS blood pumps in the quarter ended June 30, 1997 benefited from $356,000 of product backlog carried into and shipped in the quarter. The Company generally operates with only limited backlog.
Without the effect of backlog on the quarter ended June 30, 1997 revenues, product revenues were relatively unchanged between these respective quarters. During the quarter ended June 30, 1998, relatively slow customer reorders of the BVS single-use blood pumps during the early part of the quarter were partially offset by record blood pump reorders in June and a slight increase in BVS console sales, as compared to the first quarter of the prior year. More than 90% of total product revenues in the three months ended June 30, 1998 were derived from domestic sources.

	Contract revenues increased by 25% to approximately $2.3 million in the three months ended June 30, 1998 from $1.8 million in the three months ended June 30, 1997. Approximately $1.8 million of the contract revenue recognized in the three months ended June 30, 1998 was derived from the Company's HRD government contract compared to $1.7 million of contract revenue recognized under this contract for the three months ended June 30, 1997. The Company accounts for revenue under its government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. Through June 30, 1998, the government had appropriated $6.7 million of the $8.5 million HRD contract amount, including $1.7 million appropriated in June 1998, which had previously been scheduled to be appropriated in October 1998. To date, the Company's expenditures under the HRD contract have exceeded the appropriated amount. The government appropriation schedule calls for no further appropriation for the HRD contract until October 1999. This schedule is subject to change at the discretion of the government.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

REVENUES (continued)

	 While the Company currently plans to further increase its expenditures in connection with the development of the HRD, the Company will not recognize any further contract revenues under the HRD contract until such time as additional funds are appropriated under the HRD contract, if ever. The Company believes that certain of its costs incurred prior to further appropriation may be reimbursable under the HRD contract, if and when additional appropriation under the HRD contract is made. Due to the Company's accelerated HRD development activity and the timing of government appropriations, the Company believes that it will experience significant quarterly fluctuations in contract revenues. The Company also believes that the Company's total expenses to complete the development of the HRD will significantly exceed the remaining $1.8 million HRD contract amount.

	As of June 30, 1998, the Company's total backlog of research and development contracts and grants was $5.3 million, including $1.8 million for HRD research and development and $2.2 million for Heart Booster* research and development. Funding for the Company's government research and development contracts is subject to government appropriation, and all of these contracts contain provisions that make them terminable at the convenience of the government. The Company retains rights to all technological discoveries and products resulting from these efforts.

COSTS AND EXPENSES

	Total costs and expenses increased to $6.7 million, 115% of total revenues, for the three months ended June 30, 1998, from $4.8 million, 85% of total revenues, for the three months ended June 30, 1997. The majority of this increase in costs and expenses was incurred to support increased development activities related to the HRD.

	Cost of product revenues as a percentage of product revenues was 41% for the three months ended June 30, 1998 as compared to 34% in the three months ended June 30, 1997. The majority of this increase in cost of products sold as a percentage of product revenues was attributable to higher product costs for both the console and blood pumps due to higher indirect engineering costs to support expanded manufacturing capabilities and to a change in the relative mix of products sold.

	Research and development expenses increased by 85% to $3.0 million, 52% of total revenues, for the three months ended June 30, 1998, from $1.6 million, 29% of total revenues for the three months ended June 30, 1997.
The increase primarily reflected higher levels of spending by the Company to advance the development of the HRD, higher level of activity under the Company's non-HRD cost-plus-fixed-fee research and development contracts and grants and higher levels of spending to enhance the BVS. Research and development expenses during the three months ended June 30, 1998 included $2.1 million of expenses incurred in connection with the Company's development activities for the HRD. The Company anticipates that its research and development expenses will continue to increase as a result of its plans to further increase its research and development efforts to further develop and test the HRD and enhance the BVS.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

COSTS AND EXPENSES (continued)

	Selling, general and administrative expenses increased by 18% to $2.2 million, 38% of total revenues, for the three months ended June 30, 1998, from $1.9 million, 33% of total revenues, for the three months ended June
30, 1997. The increase primarily reflects higher selling and employee recruiting costs, including increased sales and administrative headcount and additional travel costs, and additional legal expense. The higher selling costs were incurred primarily to continue the growth of the Company's U.S. customer base. The higher employee recruiting costs were incurred to support the Company's growing employee base, particularly in the areas of product development, manufacturing, sales and marketing related to the HRD and BVS.

INTEREST AND OTHER INCOME

	Interest and other income consists primarily of interest on the Company's investment balances, net of interest and other expenses. Interest income and other income increased to $357,000, 6% of total revenues, for the three months ended June 30, 1998 from $124,000, 2% of total revenues, for the three months ended June 30, 1997. This increase primarily reflects interest earned on the Company's higher average investment balances.

	Income taxes incurred during these periods were not material and the Company continues to have significant net tax operating loss carryforwards and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

	As of June 30, 1998, the Company had $23.8 million in cash and short-term marketable securities. The Company also has a $3,000,000 line of credit from a bank that expires in September 1998, and which was entirely available at June 30, 1998.

	In the three months ended June 30, 1998, operating activities used cash of $2,109,000. Net cash used by operating activities during the three months ended June 30, 1998 reflected a net loss of $542,000, increases in accounts receivable, inventory and prepaid expenses of $855,000, $504,000 and $9,000, respectively, and decreases in accounts payable, accrued expenses and net assets of discontinued operations of $519,000, $32,000 and $22,000, respectively. These uses of cash were partially offset by depreciation and amortization expense of $374,000 included in the net loss. The increase in accounts receivable is primarily attributable to the timing of billings related to the Company's HRD government contract.

	During the three months ended June 30, 1998, investing activities provided $1,668,000 of cash. Net cash provided by investing activities included $2,322,000 of maturities of short-term investments partially offset by $654,000 of purchases and improvements of equipment and property primarily to support the advanced development of the HRD and the expansion of the manufacturing facility.

	During the three months ended June 30, 1998, financing activities provided $147,000 of cash from the exercise of stock options.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

	Although the Company does not currently have significant capital commitments, the Company believes that it will continue to make significant investments over the next several years to support the development and commercialization of its products and the expansion of its manufacturing and product development facilities. The Company is currently negotiating with its landlord to enter into a new or amended lease that would allow the Company to extend the current lease and consolidate its operations into one building. There is no guarantee that the Company will be able to negotiate acceptable terms and the Company is exploring alternative sites as well. In either case, the Company estimates that it will incur costs of approximately two million dollars for improvements.

	The Company believes that its revenues and existing resources will be sufficient to fund its planned operations, including planned increases in its internally funded HRD development efforts, for at least the next twelve months.

ABIOMED, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

		No material change.

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

							ABIOMED, Inc.



Date: July 28, 1998	         			/s/ David M. Lederman
							David M. Lederman
							CEO and President



Date: July 28, 1998					/s/ John F. Thero							John F. Thero
							Vice President Finance
							and Treasurer
							Chief Financial Officer
							Principal Accounting Officer


15