Form 10-K/A
period 1998-03-31
ABIOMED INC
filed 1998-10-20
CIK 815094

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K/A


(Mark One)

	[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

	For fiscal year ended March 31, 1998 or

	[   ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

	For the transition period from __________ to ____________.

	Commission File Number : 0-20584_

ABIOMED, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware
04-2743260
(State or Other Jurisdiction of
Incorporation or
Organization)
(I.R.S. Employer
 Identification No.)
33 Cherry Hill Drive, Danvers,
Massachusetts
01923
(Address of Principal Executive
Offices)
(Zip Code)

(978) 777-5410
(Registrant's Telephone Number, Including Area Code)

	Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class
Name of Each Exchange
on Which Registered
None
None

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

	 PART III, ITEM 13, CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS is amended as follows:

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

	In July 1997, the Company sold a total of 1,242,710 shares of Common Stock to Genzyme and certain of the Company's directors for a purchase price of $13.00 per share, for a total purchase price of $16.2 million. The Chief Executive Officer of Genzyme, Henri A. Termeer, is a director of the Company. Of the shares sold, 1,153,846 shares were sold to Genzyme, 23,480 shares were sold to Paul Fireman, 7,692 shares were sold to Desmond H. O'Connell, Jr. and 57,692 shares were sold to John F. O'Brien. In addition, simultaneously with this transaction, David M. Lederman, the President and Chief Executive
Officer of the Company sold 153,846 shares of Common Stock to Paul Fireman, a director of the Company. In connection with these transactions, the Company granted Genzyme certain registration rights with respect to the shares of Common Stock purchased by Genzyme. Commencing in July 1998, Genzyme may on up to three occasions require the Company to register not less than 25% of Genzyme's shares of Common Stock. Genzyme has also been granted certain piggyback registration rights to participate in underwritten public offerings by the Company, subject to certain limitations, commencing in July 1998.
In addition, the other purchasers received similar piggyback registration rights commencing in July 1998, with respect to the 242,710 shares of Common Stock purchased by them. In connection with its purchase of the Common Stock, Genzyme agreed, subject to certain limited exceptions, not to acquire additional voting securities of the Company for a period of five years following the consummation of the transaction without the consent of the Company, and, during that five year period, to vote its shares in the same proportion as votes cast by other stockholders of the Company or, in Genzyme's discretion, in accordance with the recommendations of the Company's Board of Directors.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


		ABIOMED, Inc.

Dated: October 20, 1998	By:	/s/ John F. Thero
		John F. Thero
		Vice President Finance
		and Treasurer
		Chief Financial Officer
		Principal Accounting Officer