Form 10-Q
period 1998-09-30
ABIOMED INC
filed 1998-10-21
CIK 815094

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

	[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended September 30, 1998

OR

	[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
		THE SECURITIES EXCHANGE ACT OF 1934

		For the transition period from   	     to
		Commission file number    0-20584


ABIOMED, INC.
(Exact name of registrant as specified in its charter)

        DELAWARE         					04-2743260
(State of incorporation)					IRS Employer No.)

33 CHERRY HILL DRIVE
DANVERS, MASSACHUSETTS 01923
(Address of principal executive offices, including zip code)

(978) 777-5410
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports requ-ired to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]		No	[  ]

As of September 30, 1998, there were 8,637,482 shares outstanding of the registrant's Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

TABLE OF CONTENTS


Page No.
Part I - Financial Information:



  Item 1. Condensed Consolidated Financial Statements



     Consolidated Balance Sheets

          September 30, 1998 and March 31, 1998
3-4


     Consolidated Statements of Operations

          Three and Six Months Ended September 30, 1998

          and September 30, 1997
5


     Consolidated Statements of Cash Flows

          Six Months Ended September 30, 1998 and

          September 30, 1997
6


     Notes to Consolidated Financial Statements
7-9


  Item 2. Management's Discussion and Analysis of

             Financial Condition and Results of Operations
10-16


Part II - Other Information
17


     Signatures
18




ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

ASSETS

September 30,
1998

March 31,
1998

(unaudited)

(audited)

Current Assets:



  Cash and cash equivalents (Note 7)
$1,716,839

$2,683,151
  Short-term marketable securities (Note 8)
20,438,541

23,714,641
  Accounts receivable, net of allowance for
     doubtful accounts of $204,000 at September 30, 1998
     and March 31, 1998, respectively


4,954,687



5,356,348
  Inventories (Note 4)
3,209,573

2,327,442
  Prepaid expenses and other current assets
413,131

208,387
          Total  current assets
30,732,771

34,289,969








Property and Equipment, at cost:



  Machinery and equipment
5,357,049

4,316,852
  Furniture and fixtures
563,172

533,460
  Leasehold improvements
1,689,671

1,561,189

7,609,892

6,411,501




Less: Accumulated depreciation and amortization
3,417,238

2,724,442

4,192,654

3,687,059








 Other Assets, net  (Notes 2 and 9)
522,151

638,176

$35,447,576

$38,615,204













The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS' INVESTMENT

September 30,
 1998

March 31,
 1998

(unaudited)

(audited)

Current Liabilities:



  Accounts payable
$1,244,410

        $2,057,473
  Accrued expenses
2,948,064

       2,872,288
          Total current liabilities
4,192,474

       4,929,761

Liabilities of Discontinued Operations, net (Note 3)

610,688


667,466

Stockholders' Investment (Note 5):



  Class B Preferred Stock, $.01 par value-



          Authorized 1,000,000 shares



          Issued and outstanding-none
-

-
  Common Stock, $.01 par value-



          Authorized 25,000,000 shares



          Issued and Outstanding-  8,637,482 shares at



          September 30, 1998 and  8,567,015 shares at



          March 31, 1998
86,375

          85,670




  Additional paid-in capital
58,105,784

  57,454,983
  Accumulated deficit
(27,547,745)

      (24,522,676)
          Total stockholders' investment
30,644,414

      33,017,977

$35,447,576

  $38,615,204





The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

Three Months Ended

Six Months Ended









September 30,
1998

September 30,
1997

September 30,
1998

September 30,
1997



Revenues:







   Products
$4,352,983

$4,967,490

$7,877,493

$8,803,913
   Contracts
614,443

1,851,207

2,893,176

3,680,252

4,967,426

6,818,697

10,770,669

12,484,165








Costs and expenses:







   Cost of product revenues
1,563,346

1,806,043

3,000,211

3,114,145
   Research and development
3,950,444

2,010,657

6,984,224

3,654,132
   Selling, general and administrative
2,306,439

2,668,715

4,538,306

4,553,708

7,820,229

6,485,415

14,522,741

11,321,985








(Loss) income from operations
(2,852,803)

333,282

(3,752,072)

1,162,180








Interest and other income
369,791

292,147

727,003

416,642








(Loss) income from continuing operations
(2,483,012)

625,429

(3,025,069)

1,578,822








Loss from discontinued operations (Note 3)
-

(137,425)

-

(219,857)








Net (loss) income
$(2,483,012)

$488,004

$(3,025,069)

$1,358,965








(Loss) income from continuing operations per share (Note 6):







   Basic
$(0.29)

$0.08

$(0.35)

$0.21
   Diluted
$(0.29)

$0.07

$(0.35)

$0.20








Loss from discontinued operations per share (Note 6):







   Basic
-

$(0.02)

-

$(0.03)
   Diluted
-

$(0.01)

-

$(0.03)








Net (loss) income per share (Note 6):







   Basic
$(0.29)

$0.06

$(0.35)

$0.18
   Diluted
$(0.29)

$0.06

$(0.35)

$0.17








Weighted average shares outstanding (Note 6):







   Basic
8,620,861

8,263,092

8,598,869

7,637,928
   Diluted
8,620,861

8,605,689

8,598,869

7,868,675

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Six Months Ended


September 30,
1998

September 30,
 1997

CASH FLOWS FROM OPERATING ACTIVITIES:



  Net (loss) income
$(3,025,069)

      $1,358,965
  Adjustments to reconcile net (loss) income to net cash



     (used in) provided by operating activities-



          Depreciation and amortization
763,873

            439,744
          Changes in assets and liabilities-



               Accounts receivable
401,661

(1,595,337)
               Inventories
(882,131)

(52,096)
               Prepaid expenses and other assets
(159,796)

(708,574)
               Accounts payable
(813,063)

(156,294)
               Accrued expenses
75,776

498,905
               Liabilities of discontinued operations, net
(56,778)

226,642




                    Net cash (used in) provided by operating activities
(3,695,527)

    11,955




CASH FLOWS FROM INVESTING ACTIVITIES:



  Maturities (purchases) of short-term marketable securities, net
3,276,100

(15,855,425)
  Purchases of property and equipment
(1,198,391)

(1,109,684)




                     Net cash provided by (used in) investing activities
2,077,709

(16,965,109)




CASH FLOWS FROM FINANCING ACTIVITIES:



  Proceeds from the sale of common stock, net
-

15,965,069
  Proceeds from exercise of stock options and stock issued



  under employee stock purchase plan
651,506

99,349




                     Net cash provided by financing activities
651,506

16,064,418




NET DECREASE IN CASH AND CASH EQUIVALENTS,



  EXCLUDING INVESTMENTS
(966,312)

(888,736)




CASH AND CASH EQUIVALENTS, EXCLUDING  INVEST-



  MENTS, AT BEGINNING OF PERIOD
2,683,151

        1,579,972




CASH AND CASH EQUIVALENTS , EXCLUDING INVEST-



  MENTS, AT END OF PERIOD
$1,716,839

        $691,236

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


1.	Basis of Preparation

	The unaudited consolidated financial statements of ABIOMED, Inc.
(the Company), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Form 10-K for the year ended March 31, 1998, which was filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended September 30, 1998 may not be indicative of the results that may be expected for the full fiscal year.


2.	Principles of Consolidation

	The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, and the accounts of its majority-owned subsidiary Abiomed Limited Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.


3. Discontinued Operations

In its fiscal year ended March 31, 1998, the Company made the decision to shift all of its focus to the Company's core cardiovascular business and to sell, license or otherwise dispose of its dental business. The accompanying consolidated financial statements contain certain accounts that have been reclassified in each of the periods presented to reflect this decision by the Company. Reported revenue, cost and expenses from continuing operations exclude the operating results of the Company's dental business.

The amount accrued by the Company at March 31, 1998 for discontinuing the dental business included estimated operating losses of $370,000 to be incurred during fiscal 1999. During the six months ended September 30, 1998, the operating loss from the Company's dental business applied against the accrual was $190,000.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)


4.	Inventories

	Inventories include raw materials, work-in-process, and finished goods and are priced at the lower of cost (first-in, first-out) or market and consist of the following:


September 30,
1998

March 31,
1998

Raw materials
$1,435,900

$1,320,600
Work-in-process
516,212

483,723
Finished goods
1,257,461

523,119





$3,209,573

$2,327,442





	Finished goods and work-in-process inventories consist of direct material, labor and overhead.


5.	Stockholders' Investment

	During the six months ended September 30, 1998, options to purchase 306,550 shares of Common Stock were granted at exercise prices ranging from $11.25 to $13.625 per share. Options to purchase 31,800 shares were canceled during the quarter and options to purchase 64,150 shares of Common Stock were exercised at prices ranging from $5.625 to $13.50 per share.

	During the six months ended September 30, 1998, 6,286 shares of Common Stock were issued under the Employee Stock Purchase Plan.

6.	Net Income (Loss) Per Common Share

	The Company has calculated net income (loss) per common share in accordance with Statement of Financial Accounting Standards (SFAS) No.
128, Earnings Per Share, which requires the Company to present both basic and diluted net income (loss) per share for all periods presented. Basic net income (loss) per share ("Basic EPS") is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. In computing Diluted EPS, common equivalent shares are not considered dilutive in periods in which a net loss is reported because such common equivalent shares are antidilutive. The number of shares that otherwise would have been dilutive for the three and six months ended September 30, 1998 are 125,406 and 214,195, respectively. In accordance with SFAS No. 128, the Company has recomputed net income per share for the three and six month periods ended September 30, 1997 which did not result in a change to reported net income per share.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 1: FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)


7.	Cash and Cash Equivalents

	The Company classifies marketable securities with a maturity date of 90 days or less at the time of acquisition to be a cash equivalent. Securities, including marketable securities, with original maturities of greater than 90 days are classified as investments.


8.	Investments

	The Company classifies any security, including marketable securities, with a maturity of greater than 90 days as short-term marketable securities. At September 30, 1998 the Company's short-term marketable securities consisted primarily of government agency securities and high-grade corporate bonds and the amortized cost of these securities approximated market value.


9.	Other Assets

	Other assets include approximately $272,000 in unamortized purchase cost of the Company's majority interest of the Abiomed Limited Partnership. The interest in the Abiomed Limited Partnership is being amortized over five years, its estimated useful life. Abiomed Limited Partnership (the Partnership) was formed in March 1985 and provided initial funding for the design and development of certain of the Company's products.

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

	Also included in other assets are long-term accounts receivable related to sales-type leases. The terms of these non-cancelable leases are one to three years. As of September 30, 1998, approximately $250,000 is included in other assets for these sales-type leases.


10.	Recent Accounting Pronouncement

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

RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1998


NET INCOME

	Net loss and net loss per share for the three months ended September 30, 1998, were approximately $2,483,000 and $0.29 per share, respectively. This compares to net income and net income per share of approximately $488,000 and $0.06 per share, respectively, in the same period of the previous year. The net loss for the three months ended September 30, 1998 is primarily attributable to the Company's undertaking to accelerate the development of its battery-powered heart replacement device ("HRD") and to decreases in contract and product revenues.

REVENUES

	Product revenues decreased by 12% to $4.4 million in the three months ended September 30, 1998 from $5.0 million in the three months ended September 30, 1997. This was primarily attributable to a decrease of $400,000 in international orders and $260,000 in orders from new U.S. customers, which was partially offset by increased sales of BVS blood pumps to existing customers. International revenues in the three months ended September 30, 1997 included $250,000 in revenue from a single international distributor. The distributor is using the product to gain regulatory approval for that distributor's territory. Efforts by that distributor to gain regulatory approval for its territory are ongoing and, as such, the Company sold no product to that distributor in the three months ended September 30, 1998. The $260,000 decrease in orders from new U.S. customers primarily reflected decreased unit sales of BVS consoles which was partially offset by increased average selling prices. The increase in U.S. sales of BVS blood pumps to existing customers in the three months ended September 30, 1998 compared to September 30, 1997 reflects increases in both the number of units sold and the average selling price. Sales of BVS blood pumps in the three months ended September 30, 1997 included $230,000 in product revenues shipped in the period from backlog.
The Company generally operates with only limited backlog. Without the effect of backlog on the September 30, 1997 quarter, the Company's sales of BVS blood pumps increased approximately $270,000 in the three months ended September 30, 1998 compared to the three months ended September
30, 1997. More than 90% of total product revenues in the three months ended September 30, 1998 were derived from domestic sources.

	During the three months ended September 30, 1998, the Company added 24 medical centers in the U.S. as new customers of the BVS, increasing the Company's U.S. customer base for the BVS to more than 375.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

REVENUES (continued)

	 Contract revenues decreased by 67% to approximately $600,000 in the three months ended September 30, 1998 from $1.9 million in the three months ended September 30, 1997. The decrease in contract revenue was primarily attributable to the Company's HRD government contract. None of the contract revenue recognized in the three months ended September 30, 1998 was derived from the Company's HRD government contract compared to $1.4 million of contract revenue recognized under this contract for the three months ended September 30, 1997. The $600,000 in contract revenues generated in the three months ended September 30, 1998 were primarily derived from the Company's Heart Booster* contract and other grants.
Revenues from these sources totaled $500,000 in the three months ended September 30, 1997. The Company accounts for revenue under its government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. Through
September 30, 1998, the government had appropriated and the Company has recognized as revenue, $6.7 million of the $8.5 million HRD contract amount. To date, the Company's expenditures under the HRD contract have exceeded the appropriated amount. The government appropriation schedule calls for no further appropriation for the HRD contract until October 1999. This schedule is subject to change at the discretion of the government.

	While the Company currently plans to continue its expenditures in connection with the development of the HRD, the Company will not recognize any further contract revenues under the HRD contract until such time as additional funds are appropriated under the HRD contract, if ever. The Company believes that certain of its costs incurred prior to further appropriation may be reimbursable under the HRD contract, if and when additional appropriation under the HRD contract is made. Due to the Company's accelerated HRD development activity and the timing of government appropriations, the Company believes that it will experience significant quarterly fluctuations in contract revenues. The Company also believes that the Company's total expenses to complete the development of the HRD will significantly exceed the remaining $1.8 million HRD contract amount.

	As of September 30, 1998, the Company's total backlog of research and development contracts and grants was $6.2 million, including $1.8 million for HRD research and development, $2.0 million for Heart Booster research and development and $2.4 million for various other research and development. Funding for the Company's government research and development contracts is subject to government appropriation, and all of these contracts contain provisions that make them terminable at the convenience of the government. The Company retains rights to all technological discoveries and products resulting from these efforts.

COSTS AND EXPENSES

	Total costs and expenses increased to $7.8 million, 157% of total revenues, for the three months ended September 30, 1998, from $6.5 million, 95% of total revenues, for the three months ended September 30, 1997. The majority of this increase was incurred to support increased development activities related to the HRD.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

COSTS AND EXPENSES (continued)

	Cost of product revenues as a percentage of product revenues was 36% for the three months ended September 30, 1998 and the three months ended September 30, 1997. The impact of increased engineering costs incurred to support expanded manufacturing capabilities and changes in the relative mix of products sold were offset by higher average selling prices.

	Research and development expenses increased by 96% to $4.0 million, 80% of total revenues, for the three months ended September 30, 1998, from $2.0 million, 29% of total revenues for the three months ended September
30, 1997. The increase primarily reflected higher levels of spending by the Company to advance the development of the HRD and to enhance the BVS and higher level of activity under the Company's non-HRD cost-plus-fixed-fee research and development contracts and grants. Research and development expenses during the three months ended September 30, 1998 included $3.0 million of expenses incurred in connection with the Company's development activities for the HRD. The Company anticipates that its research and development expenses will continue to increase as a result of its plans to further increase its research and development efforts to further develop and test the HRD and enhance the BVS.

	Selling, general and administrative expenses decreased by 14% to $2.3 million, 46% of total revenues, for the three months ended September 30, 1998, from $2.7 million, 39% of total revenues, for the three months ended September 30, 1997. This decrease was primarily due to reduced legal costs, reduced headcount and related costs, and timing of spending for marketing programs.

INTEREST AND OTHER INCOME

	Interest and other income consists primarily of interest on the Company's investment balances, net of interest and other expenses. Interest and other income increased to $370,000 for the three months ended
September 30, 1998 from $292,000 for the three months ended September 30, 1997. This increase primarily reflected interest earned on the Company's higher average investment balances.

	Income taxes incurred during these periods were not material and the Company continues to have significant net tax operating loss carryforwards and tax credit carryforwards.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

SIX MONTHS ENDED SEPTEMBER 30, 1998


NET INCOME

	Net loss and net loss per share for the six months ended September 30, 1998, were approximately $3.0 million and $0.35 per share, respectively. This compares to net income and net income per share of approximately $1.4 million and $0.17 per share, respectively, in the same period of the previous year. The net loss for the six months ended
September 30, 1998 is primarily attributable to the Company's undertaking to accelerate the development of its HRD and to the decrease in contract and product revenues.

REVENUES

	Product revenues decreased by 11% to $7.9 million in the six months ended September 30, 1998 from $8.8 million in the six months ended
September 30, 1997. This decrease was comprised of decreases in sales of $400,000 in BVS blood pumps to existing customers, of $270,000 in international orders and of $260,000 in orders from new customers. Sales of BVS blood pumps in the six months ended September 30, 1997 included $640,000 in product revenues shipped in the period from backlog. The Company generally operates with only limited backlog. Without the effect of backlog, the Company's sales of BVS blood pumps increased approximately $240,000 in the six months ended September 30, 1998 compared to the six months ended September 30, 1997 reflecting increases in both the number of units sold and average selling prices of the BVS blood pumps. International revenues in the six months ended September 30, 1997 included $250,000 in revenue from a single international distributor. The distributor is using the product to gain regulatory approval for that distributor's territory. Efforts by that distributor to gain regulatory approval for its territory are ongoing and, as such, the Company sold no product to that distributor in the six months ended September 30, 1998. The decrease in orders from new U.S. customers reflects decreased unit sales of BVS consoles partially offset by increased average selling prices. More than 90% of total product revenues in the six months ended September 30, 1998 were derived from domestic sources.

	 Contract revenues decreased by 21% to approximately $2.9 million in the six months ended September 30, 1998 from $3.7 million in the six months ended September 30, 1997. Approximately $1.8 million of the contract revenue recognized in the six months ended September 30, 1998 was derived from the Company's HRD government contract compared to $3.0 million of contract revenue recognized under this contract for the six months ended September 30, 1997. Excluding revenue generated from the HRD government contract, the Company generated $1.1 million in contract revenue in the six months ended September 30, 1998 primarily from the Company's Heart Booster* contract and other government grants compared to $700,000 from these sources in the six months ended September 30, 1997.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

COSTS AND EXPENSES

	Total costs and expenses increased to $14.5 million, 135% of total revenues, for the six months ended September 30, 1998, from $11.3 million, 91% of total revenues, for the six months ended September 30, 1997. The majority of this increase in costs and expenses was incurred to support increased development activities related to the HRD.

	Cost of product revenues as a percentage of product revenues was 38% for the six months ended September 30, 1998 as compared to 35% in the six months ended September 30, 1997. The majority of this increase in cost of products sold as a percentage of product revenues was attributable to higher product costs for both the console and blood pumps due to increased engineering costs incurred to support expanded manufacturing capabilities and to changes in the relative mix of products sold partially offset by higher average product selling prices.

	Research and development expenses increased by 91% to $7.0 million, 65% of total revenues, for the six months ended September 30, 1998, from $3.7 million, 29% of total revenues for the six months ended September 30, 1997. The increase primarily reflected higher levels of spending by the Company to advance the development of the HRD and to enhance the BVS and higher level of activity under the Company's non-HRD cost-plus-fixed-fee research and development contracts and grants. Research and development expenses during the six months ended September 30, 1998 included $5.2 million of expenses incurred in connection with the Company's development activities for the HRD.

	Selling, general and administrative expenses were $4.5 million, 42% of total revenues, for the six months ended September 30, 1998, compared to $4.5 million, 36% of total revenues, for the six months ended September 30, 1997.

INTEREST AND OTHER INCOME

	Interest and other income consists primarily of interest on the Company's investment balances, net of interest and other expenses. Interest and other income increased to $727,000 for the six months ended September 30, 1998 from $417,000 for the six months ended September 30, 1997. This increase primarily reflected interest earned on the Company's higher average investment balances.

	Income taxes incurred during these periods were not material and the Company continues to have significant net tax operating loss carryforwards and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

	As of September 30, 1998, the Company had $22.2 million in cash and short-term marketable securities. The Company also has a $3 million line of credit from a bank that expires on November 30, 1998, and which was entirely available at September 30, 1998.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

	In the six months ended September 30, 1998, operating activities used cash of $3,696,000. Net cash used by operating activities during the six months ended September 30, 1998 reflected a net loss of $3,025,000, increases in inventory and prepaid expenses of $882,000 and $160,000, respectively, and decreases in accounts payable and net assets of discontinued operations of $813,000 and $57,000, respectively. These uses of cash were partially offset by a decrease in accounts receivable of $402,000, an increase in accrued expenses of $76,000 and depreciation and amortization expense of $764,000 included in the net loss. The increase in inventory is primarily attributable to a decision by the company to increase levels of finished goods and lower than expected sales for the quarter resulting in higher inventories.

	During the six months ended September 30, 1998, investing activities provided $2,078,000 of cash. Net cash provided by investing activities included $3,276,000 of maturities of short-term investments partially offset by $1,198,000 of purchases of equipment and improvements of property primarily to support the advanced development of the HRD.

	During the six months ended September 30, 1998, financing activities provided $652,000 of cash. Net cash provided by financing activities included $595,000 from the exercise of stock options and $57,000 from employee purchases of Common Stock under the Employee Stock Purchase
Plan.

	Although the Company does not currently have significant capital commitments, the Company believes that it will continue to make significant investments over the next several years to support the development and commercialization of its products and the expansion of its manufacturing and product development facilities. The Company is currently negotiating to enter into a new or amended facility lease that would allow the Company to consolidate its operations into one building. There is no guarantee that the Company will be able to negotiate acceptable terms. The Company estimates that it may incur costs of approximately two million dollars for improvements.

	The Company believes that its revenues and existing resources, including its $22.2 million in cash and short-term marketable securities, will be sufficient to fund its planned operations, including planned increases in its internally funded HRD development and BVS enhancement efforts, for at least the next twelve months.

RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

	As the year 2000 approaches, it is generally anticipated that computers, software and other equipment utilizing microprocessors may be unable to function properly. The Company has evaluated this potential issue with respect to its products, its financial and management information systems and its suppliers. With respect to the Company's products, the software controlling the BVS drive console includes internal counters, but the BVS operation is not related in any way to a specific calendar date. Accordingly, the Company believes that the BVS will not need any repair of modification with regard to the Year 2000 issue.

ABIOMED, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS (continued)

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

	Although management does not expect Year 2000 issues to have a material impact on its business or future results of operations, there can be no assurance that there will not be interruptions of operations or other limitations of system functionality or that the Company will not incur significant costs to avoid such interruptions or limitations. To the extent that the Company does not eliminate all Year 2000 issues, the most reasonably likely worst case year 2000 scenario is systemic failures beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or a general disruption in supplies and services provided to the Company which could have a material adverse effect on the Company's business, results of operations and financial condition.

	This document contains forward looking statements, including statements regarding the anticipated timing and cost of the Company's HRD development activities, enhancements to be made to the BVS, planned expansion of the Company's manufacturing and product development facilities, adequacy of existing resources and overcoming Year 2000 related issues. The Company's actual results, including its HRD development, BVS enhancements, facility expansion, adequacy of resources and overcoming
Year 2000 issues may differ materially based on a number of factors, both known and unknown, including: uncertainty of product development and clinical trials, complex manufacturing, high quality requirements, unproven demonstration of required reliability of products under development, dependence on key personnel, risks associated with growing number of employees, inability to recruit required human resources on schedule, competition and technological change, government regulations including the FDA and other regulatory agencies, reliance on government contracts, dependence on limited sources of supply, future capital needs and uncertainty of additional funding, dependence on third-party reimbursement, potential inadequacy of product liability insurance, dependence on patents and proprietary rights and other risks detailed in the Company's Form 10-K for the year ended March 31, 1998 which was filed with the Securities and Exchange Commission. Investors are cautioned that all such statements involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ABIOMED, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

		No material change.

Item 2.	Changes in Securities

		None

Item 3.	Defaults upon Senior Securities

		None

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on August 13, 1998, the stockholders approved the following:

a) Elected two persons to serve as Class II directors as follows:

Director

Votes for

Votes Withheld





W. Gerald Austen

7,898,220

34,315
Paul B. Fireman

7,895,720

36,815

b) A proposal to adopt the Company's 1998 Equity Incentive Plan.
The proposal received 4,966,658 votes for and 307,921 votes against. There were 33,313 abstentions and 2,624,643 non-voting.

Item 5. 	Other Information

		None

Item 6.	Exhibits and Reports on Form 8-K

	a)	Exhibits

		Exhibit 10 - ABIOMED, Inc. 1998 Equity Incentive Plan

b)	Reports on Form 8-K

	None

ABIOMED, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION







SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							ABIOMED, Inc.



Date: October 21, 1998				/s/ David M. Lederman
							David M. Lederman
							CEO and President



Date: October 21, 1998				/s/ John F. Thero
							John F. Thero
							Vice President Finance
							and Treasurer
							Chief Financial Officer
							Principal Accounting Officer