Form 10-Q/A
period 1998-06-30
ABIOMED INC
filed 1999-01-08
CIK 815094

                                    FORM 10-Q/A

                                  AMENDMENT NO. 1

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

                  For the transition period from __________ to __________

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


                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                           June 30,          March 31,
                                                                             1998              1998
                                                                         (unaudited)         (audited)
                                                                         -----------        ----------
Current Assets:
  Cash and cash equivalents (Note 7)                                     $ 2,389,324        $ 2,683,151
  Short-term marketable securities (Note 7)                               21,392,736         23,714,641
  Accounts receivable, net of allowance for
    doubtful accounts of $204,000 at June 30, 1998
    and March 31, 1998, respectively                                       6,211,604          5,356,348
  Inventories (Note 4)                                                     2,831,629          2,327,442
  Prepaid expenses and other current assets                                  345,321            208,387
                                                                         -----------        -----------
          Total  current assets                                           33,170,614         34,289,969
                                                                         -----------        -----------

Property and Equipment, at cost:
  Machinery and equipment                                                  4,876,207          4,316,852
  Furniture and fixtures                                                     558,598            533,460
  Leasehold improvements                                                   1,630,303          1,561,189
                                                                         -----------        -----------
                                                                           7,065,108          6,411,501

Less: Accumulated depreciation and amortization                            3,063,366          2,724,442
                                                                         -----------        -----------
                                                                           4,001,742          3,687,059
                                                                         -----------        -----------

Other Assets, net  (Notes 2 and 8)                                           474,890            638,176
                                                                         -----------        -----------

                                                                         $37,647,246        $38,615,204
                                                                         -----------        -----------
                                                                         -----------        -----------


                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                                           June 30,          March 31,
                                                                            1998               1998
                                                                         (unaudited)         (audited)
                                                                         -----------        ----------
Current Liabilities:
  Accounts payable                                                       $ 1,538,844        $ 2,057,473
  Accrued expenses                                                         2,840,217          2,872,288
                                                                         -----------        -----------
          Total current liabilities                                        4,379,061          4,929,761
                                                                         -----------        -----------

Liabilities of Discontinued Operations, net (Note 3)                         645,158            667,466

Stockholders' Investment (Note 5):
  Class B Preferred Stock, $.01 par value-
          Authorized 1,000,000 shares
          Issued and outstanding-none                                              -                  -
  Common Stock, $.01 par value-
          Authorized 25,000,000 shares
          Issued and Outstanding- 8,584,571 shares at
          June 30, 1998 and 8,567,015 shares at
          March 31, 1998                                                      85,846             85,670

  Additional paid-in capital                                              57,601,914         57,454,983
  Accumulated deficit                                                    (25,064,733)       (24,522,676)
                                                                         -----------        -----------
          Total stockholders' investment                                  32,623,027         33,017,977
                                                                         -----------        -----------
                                                                         $37,647,246        $38,615,204
                                                                         -----------        -----------
                                                                         -----------        -----------


                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                 THREE MONTHS ENDED
                                                           -----------------------------
                                                             June 30,          June 30,
                                                               1998              1997
                                                           ----------         ----------
Revenues:
  Products                                                 $3,524,510         $3,836,423
  Contracts                                                 2,278,733          1,829,045
                                                           ----------         ----------
                                                            5,803,243          5,665,468
                                                           ----------         ----------

Costs and expenses:
  Cost of product revenues                                  1,436,865          1,308,102
  Research and development                                  3,033,780          1,643,475
  Selling, general and administrative                       2,231,867          1,884,993
                                                           ----------         ----------
                                                            6,702,512          4,836,570
                                                           ----------         ----------

(Loss) income from operations                                (899,269)           828,898

Interest and other income                                     357,212            124,495
                                                           ----------         ----------

(Loss) income from continuing operations                     (542,057)           953,393

Loss from discontinued operations (Note 3)                          -            (82,432)
                                                           ----------         ----------
Net (loss) income                                          $ (542,057)        $  870,961
                                                           ----------         ----------
                                                           ----------         ----------
(Loss) income from continuing operations per share
   (Note 6):
   Basic                                                       $(0.06)             $0.13
   Diluted                                                     $(0.06)             $0.13

Loss from discontinued operations per share (Note 6):
   Basic                                                            -             $(0.01)
   Diluted                                                          -             $(0.01)

Net (loss) income per share (Note 6):
   Basic                                                       $(0.06)             $0.12
   Diluted                                                     $(0.06)             $0.12
                                                           ----------         ----------
                                                           ----------         ----------
Weighted average shares outstanding (Note 6):
   Basic                                                    8,573,302          7,011,600
   Diluted                                                  8,573,302          7,124,168
                                                           ----------         ----------
                                                           ----------         ----------


                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                 THREE MONTHS ENDED
                                                           -----------------------------
                                                             June 30,          June 30,
                                                               1998              1997
                                                           ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                        $ (542,057)        $  870,961
  Adjustments to reconcile net (loss) income to net cash
     used in operating activities-
          Depreciation and amortization                       374,462            150,606
          Changes in assets and liabilities-
               Accounts receivable                           (855,256)         (1,082,546)
               Inventories                                   (504,187)           (211,844)
               Prepaid expenses and other assets               (9,186)            (29,990)
               Accounts payable                              (518,629)            (72,799)
               Accrued expenses                               (32,071)            268,268
               Liabilities of discontinued operations, net    (22,308)            103,222
                                                           ----------         -----------

                  Net cash used in operating activities    (2,109,232)             (4,122)
                                                           ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of short-term marketable securities, net       2,321,905             584,101
  Purchases of property and equipment                        (653,607)           (644,698)
                                                           ----------         -----------
                  Net cash provided by (used in)
                     activities                             1,668,298             (60,597)
                                                           ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                     147,107              66,244
                                                           ----------         -----------
                  Net cash provided by financing
                      activities                              147,107              66,244
                                                           ----------         -----------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS,
  EXCLUDING INVESTMENTS                                      (293,827)              1,525

CASH AND CASH EQUIVALENTS, EXCLUDING  INVEST-
  MENTS, AT BEGINNING OF PERIOD                             2,683,151           1,579,972
                                                           ----------         -----------
CASH AND CASH EQUIVALENTS , EXCLUDING INVEST-
  MENTS, AT END OF PERIOD                                  $2,389,324         $1,581,497
                                                           ----------         -----------
                                                           ----------         -----------


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


4.       INVENTORIES

         Inventories include raw materials, work-in-process, and finished goods and are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                      June 30,                     March 31,
                                       1998                          1998
                                    -----------                  -----------
      Raw materials                 $1,401,392                   $1,320,600
      Work-in-process                  636,653                      483,723
      Finished goods                   793,584                      523,119
                                    -----------                  -----------
                                    $2,831,629                   $2,327,442
                                    -----------                  -----------
                                    -----------                  -----------


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

         As of June 30, 1998, the Company's total backlog of research and development contracts and grants was $5.3 million, including $1.8 million for HRD research and development and $2.2 million for Heart Booster-TM- research and development. Funding for the Company's government research and development contracts is subject to government appropriation, and all of these contracts contain provisions that make them terminable at the convenience of the government. The Company retains rights to all technological discoveries and products resulting from these efforts.

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

            None

Item 5.     OTHER INFORMATION

            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

       a)   EXHIBITS

            None

       b)   REPORTS ON FORM 8-K

            None

                         ABIOMED, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION






------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ABIOMED, Inc.




Date: July 28, 1998                      /s/ DAVID M. LEDERMAN
                                         ----------------------
                                         David M. Lederman
                                         CEO and President



Date: July 28, 1998                      /s/ JOHN F. THERO
                                         -----------------
                                         Vice President Finance
                                         and Treasurer
                                         Chief Financial Officer
                                         Principal Accounting Officer