Form 10-Q/A
period 1998-09-30
ABIOMED INC
filed 1999-01-08
CIK 815094

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

                  For the transition period from ___________ to ___________

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

                                                                     Page No.
                                                                   -------------
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

                        ABIOMED, INC. AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
                         ITEM 1: FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                              September                March 31,
                                                               30, 1998                  1998
                                                             (unaudited)               (audited)
                                                            ------------             -------------
Current Assets:
  Cash and cash equivalents (Note 7)                         $ 1,716,839               $ 2,683,151
  Short-term marketable securities (Note 8)                   20,438,541                23,714,641
  Accounts receivable, net of allowance for
     doubtful accounts of $204,000 at September 30, 1998
     and March 31, 1998, respectively                          4,954,687                 5,356,348
  Inventories (Note 4)                                         3,209,573                 2,327,442
  Prepaid expenses and other current assets                      413,131                   208,387
                                                            ------------             -------------
          Total  current assets                               30,732,771                34,289,969
                                                            ------------             -------------


Property and Equipment, at cost:
  Machinery and equipment                                      5,357,049                 4,316,852
  Furniture and fixtures                                         563,172                   533,460
  Leasehold improvements                                       1,689,671                 1,561,189
                                                            ------------             -------------
                                                               7,609,892                 6,411,501

Less: Accumulated depreciation and amortization                3,417,238                 2,724,442
                                                            ------------             -------------
                                                               4,192,654                 3,687,059
                                                            ------------             -------------


Other Assets, net  (Notes 2 and 9)                               522,151                   638,176
                                                            ------------             -------------
                                                             $35,447,576               $38,615,204
                                                            ------------             -------------
                                                            ------------             -------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                          ABIOMED, INC. AND SUBSIDIARIES
                           PART 1. FINANCIAL INFORMATION
                     ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                     LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                             September 30,                March 31,
                                                                  1998                       1998
                                                              (unaudited)                 (audited)
                                                             -------------               -----------
Current Liabilities:
  Accounts payable                                             $ 1,244,410               $ 2,057,473
  Accrued expenses                                               2,948,064                 2,872,288
                                                             -------------               -----------
          Total current liabilities                              4,192,474                 4,929,761
                                                             -------------               -----------

Liabilities of Discontinued Operations, net (Note 3)               610,688                   667,466

Stockholders' Investment (Note 5):
  Class B Preferred Stock, $.01 par value-
          Authorized 1,000,000 shares
          Issued and outstanding-none                                    -                         -
  Common Stock, $.01 par value-
          Authorized 25,000,000 shares
          Issued and Outstanding-  8,637,482 shares at
          September 30, 1998 and  8,567,015 shares at
          March 31, 1998                                            86,375                    85,670

  Additional paid-in capital                                    58,105,784                57,454,983
  Accumulated deficit                                          (27,547,745)             (24,522,676)
                                                             -------------               -----------
          Total stockholders' investment                        30,644,414                33,017,977
                                                             -------------               -----------
                                                               $35,447,576               $38,615,204
                                                             -------------               -----------
                                                             -------------               -----------

                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                        -----------------------------------     ----------------------------------
                                                        September 30,        September 30,       September 30,       September 30,
                                                             1998                1997                1998                1997
                                                        --------------      ---------------     ---------------     --------------
Revenues:
   Products                                                $4,352,983           $4,967,490          $7,877,493         $8,803,913
   Contracts                                                  614,443            1,851,207           2,893,176          3,680,252
                                                        --------------      ---------------     ---------------     --------------
                                                            4,967,426            6,818,697          10,770,669         12,484,165
                                                        --------------      ---------------     ---------------     --------------

Costs and expenses:
   Cost of product revenues                                 1,563,346            1,806,043           3,000,211          3,114,145
   Research and development                                 3,950,444            2,010,657           6,984,224          3,654,132
   Selling, general and administrative                      2,306,439            2,668,715           4,538,306          4,553,708
                                                        --------------      ---------------     ---------------     --------------
                                                            7,820,229            6,485,415          14,522,741         11,321,985
                                                        --------------      ---------------     ---------------     --------------

(Loss) income from operations                             (2,852,803)              333,282         (3,752,072)          1,162,180

Interest and other income                                     369,791              292,147             727,003            416,642
                                                        --------------      ---------------     ---------------     --------------

(Loss) income from continuing operations                  (2,483,012)              625,429         (3,025,069)          1,578,822

Loss from discontinued operations (Note 3)                          -            (137,425)                   -          (219,857)
                                                        --------------      ---------------     ---------------     --------------

Net (loss) income                                        $(2,483,012)             $488,004        $(3,025,069)         $1,358,965
                                                        --------------      ---------------     ---------------     --------------
                                                        --------------      ---------------     ---------------     --------------

(Loss) income from continuing operations per share
  (Note 6):
   Basic                                                      $(0.29)                $0.08             $(0.35)              $0.21
   Diluted                                                    $(0.29)                $0.07             $(0.35)              $0.20

Loss from discontinued operations per share (Note 6):
   Basic                                                            -              $(0.02)                   -            $(0.03)
   Diluted                                                          -              $(0.01)                   -            $(0.03)

Net (loss) income per share (Note 6):
   Basic                                                      $(0.29)                $0.06             $(0.35)              $0.18
   Diluted                                                    $(0.29)                $0.06             $(0.35)              $0.17
                                                        --------------      ---------------     ---------------     --------------
                                                        --------------      ---------------     ---------------     --------------

Weighted average shares outstanding (Note 6):
   Basic                                                    8,620,861            8,263,092           8,598,869          7,637,928
   Diluted                                                  8,620,861            8,605,689           8,598,869          7,868,675
                                                        --------------      ---------------     ---------------     --------------
                                                        --------------      ---------------     ---------------     --------------

                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                     SIX MONTHS ENDED
                                                                        -------------------------------------------
                                                                          September 30,            September 30,
                                                                              1998                      1997
                                                                        -----------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                          $(3,025,069)             $1,358,965
  Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities-
          Depreciation and amortization                                          763,873                 439,744

          Changes in assets and liabilities-
               Accounts receivable                                              401,661               (1,595,337)
               Inventories                                                     (882,131)                 (52,096)
               Prepaid expenses and other assets                               (159,796)                (708,574)
               Accounts payable                                                (813,063)                (156,294)
               Accrued expenses                                                  75,776                  498,905
               Liabilities of discontinued operations, net                      (56,778)                 226,642
                                                                        ------------------       ------------------

                    Net cash (used in) provided by operating activities       (3,695,527)                 11,955
                                                                        -----------------        ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities (purchases) of short-term marketable securities, net             3,276,100              (15,855,425)
  Purchases of property and equipment                                        (1,198,391)              (1,109,684)
                                                                        ------------------        -----------------

                    Net cash provided by (used in) investing activities       2,077,709              (16,965,109)

                                                                        ------------------        -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock, net                                         -               15,965,069
  Proceeds from exercise of stock options and stock issued
  under employee stock purchase plan                                            651,506                   99,349
                                                                        -----------------        -----------------

                     Net cash provided by financing activities                  651,506               16,064,418
                                                                        -----------------        -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS,
  EXCLUDING INVESTMENTS                                                        (966,312)                (888,736)

CASH AND CASH EQUIVALENTS, EXCLUDING  INVEST-
  MENTS, AT BEGINNING OF PERIOD                                               2,683,151                 1,579,972
                                                                        -----------------        ------------------

CASH AND CASH EQUIVALENTS , EXCLUDING INVEST-
  MENTS, AT END OF PERIOD                                                    $1,716,839                  $691,236
                                                                        -----------------        -----------------
                                                                        -----------------        -----------------

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

4.       INVENTORIES

         Inventories include raw materials, work-in-process, and finished goods and are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                  September 30,              March 31,
                                      1998                     1998
                                ----------------           ------------
          Raw materials             $1,435,900               $1,320,600
          Work-in-process              516,212                  483,723
          Finished goods             1,257,461                  523,119
                                    ----------               ----------
                                    $3,209,573               $2,327,442
                                    ----------               ----------
                                    ----------               ----------

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

REVENUES (continued)

          Contract revenues decreased by 67% to approximately $600,000 in the three months ended September 30, 1998 from $1.9 million in the three months ended September 30, 1997. The decrease in contract revenue was primarily attributable to the Company's HRD government contract. None of the contract revenue recognized in the three months ended September 30, 1998 was derived from the Company's HRD government contract compared to $1.4 million of contract revenue recognized under this contract for the three months ended September 30, 1997. The $600,000 in contract revenues generated in the three months ended September 30, 1998 were primarily derived from the Company's Heart Booster-TM- contract and other grants. Revenues from these sources totaled $500,000 in the three months ended September 30, 1997. The Company accounts for revenue under its government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. Through September 30, 1998, the government had appropriated and the Company has recognized as revenue, $6.7 million of the $8.5 million HRD contract amount. To date, the Company's expenditures under the HRD contract have exceeded the appropriated amount. The government appropriation schedule calls for no further appropriation for the HRD contract until October 1999. This schedule is subject to change at the discretion of the government.

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

          Contract revenues decreased by 21% to approximately $2.9 million in the six months ended September 30, 1998 from $3.7 million in the six months ended September 30, 1997. Approximately $1.8 million of the contract revenue recognized in the six months ended September 30, 1998 was derived from the Company's HRD government contract compared to $3.0 million of contract revenue recognized under this contract for the six months ended September 30, 1997. Excluding revenue generated from the HRD government contract, the Company generated $1.1 million in contract revenue in the six months ended September 30, 1998 primarily from the Company's Heart Booster-TM- contract and other government grants compared to $700,000 from these sources in the six months ended September 30, 1997.

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

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on August 13, 1998, the stockholders approved the following:

         a)   Elected two persons to serve as Class II directors as follows:

                                             Votes               Votes
                  Director                    for               Withheld
              ----------------             ---------            --------
              W. Gerald Austen             7,898,220             34,315
              Paul B. Fireman              7,895,720             36,815

         b) A proposal to adopt the Company's 1998 Equity Incentive Plan. The proposal received 4,966,658 votes for and 307,921 votes against. There were 33,313 abstentions and 2,624,643 non-voting.

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   EXHIBITS

              Exhibit 10 - ABIOMED, Inc. 1998 Equity Incentive Plan

         b)   REPORTS ON FORM 8-K

              None

                        ABIOMED, INC. AND SUBSIDIARIES

                          PART II. OTHER INFORMATION



-----------------------------------------------------------------------------

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ABIOMED, Inc.



Date: October 21, 1998              /s/ David M. Lederman
                                    -------------------------------------
                                        David M. Lederman
                                        CEO and President



Date: October 21, 1998              /s/ John F. Thero
                                    ------------------------------------
                                        John F. Thero
                                        Vice President Finance
                                        and Treasurer
                                        Chief Financial Officer
                                        Principal Accounting Officer