Form 10-Q
period 1998-12-31
ABIOMED INC
filed 1999-02-12
CIK 815094

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____to ____
                         Commission file number 0-20584


                                  ABIOMED, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                            04-2743260
------------------------                                -----------------
(State of incorporation)                                (IRS Employer No.)

                              33 CHERRY HILL DRIVE
                          DANVERS, MASSACHUSETTS 01923
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (978) 777-5410
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      [X]               No     [ ]

As of December 31, 1998, there were 8,641,982 shares outstanding of the registrant's Common Stock, $.01 par value.

                         ABIOMED, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                               Page No.
                                                                                         --------------------

Part I - Financial Information:

  Item 1. Condensed Consolidated Financial Statements

     Consolidated Balance Sheets
          December 31, 1998 and March 31, 1998                                                    3-4

     Consolidated Statements of Operations
          Three and Nine Months Ended December 31, 1998
          and December 31, 1997                                                                     5

     Consolidated Statements of Cash Flows
          Nine Months Ended December 31, 1998 and
          December 31, 1997                                                                         6

     Notes to Consolidated Financial Statements                                                  7-10

  Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                      11-18

Part II - Other Information                                                                        19

     Signatures                                                                                    20

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                         December 31,                      March 31,
                                                                             1998                           1998
                                                                          (unaudited)                     (audited)
                                                                       ------------------            --------------------

Current Assets:

  Cash and cash equivalents (Note 7)                                       $   3,489,890                   $   2,683,151

  Short-term marketable securities (Note 8)                                   16,612,063                      23,714,641
  Accounts receivable, net of allowance for
     doubtful accounts of $204,000 at December 31, 1998
     and March 31, 1998, respectively                                          5,199,486                       5,356,348
  Inventories (Note 4)                                                         3,424,218                       2,327,442
  Prepaid expenses and other current assets                                      302,143                         208,387
                                                                       ------------------            --------------------
          Total  current assets                                               29,027,800                      34,289,969
                                                                       ------------------            --------------------


Property and Equipment, at cost:
  Machinery and equipment                                                      5,601,166                       4,316,852
  Furniture and fixtures                                                         582,522                         533,460
  Leasehold improvements                                                       1,689,592                       1,561,189
                                                                       ------------------            --------------------
                                                                               7,873,280                       6,411,501

Less: Accumulated depreciation and amortization                                3,789,712                       2,724,442
                                                                       ------------------            --------------------
                                                                               4,083,568                       3,687,059
                                                                       ------------------            --------------------


 Other Assets, net  (Notes 2 and 9)                                              396,384                         638,176
                                                                       ------------------            --------------------
                                                                            $ 33,507,752                    $ 38,615,204
                                                                       ------------------            --------------------
                                                                       ------------------            --------------------




                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                                                           December 31,                    March 31,
                                                                               1998                           1998
                                                                           (unaudited)                     (audited)
                                                                       --------------------          ---------------------
Current Liabilities:
  Accounts payable                                                           $   1,166,157                   $   2,057,473
  Accrued expenses                                                               3,496,562                       2,872,288
                                                                       --------------------          ---------------------
          Total current liabilities                                              4,662,719                       4,929,761
                                                                       --------------------          ---------------------

Liabilities of Discontinued Operations, net (Note 3)                               470,343                         667,466

Stockholders' Investment (Note 5):
  Class B Preferred Stock, $.01 par value-
          Authorized 1,000,000 shares
          Issued and outstanding-none                                                    -                               -
  Common Stock, $.01 par value-
          Authorized 25,000,000 shares
          Issued and outstanding- 8,641,982 shares
          at December 31, 1998 and 8,567,015 shares at
          March 31, 1998                                                            86,420                          85,670
  Additional paid-in capital                                                    58,141,739                      57,454,983

  Accumulated deficit                                                          (29,853,469)                    (24,522,676)

                                                                       --------------------          ---------------------
          Total stockholders' investment                                        28,374,690                      33,017,977
                                                                       --------------------          ---------------------
                                                                              $ 33,507,752                    $ 38,615,204
                                                                       --------------------          ---------------------
                                                                       --------------------          ---------------------


                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      Three Months Ended              Nine Months Ended
                                                      ------------------              -----------------
                                                December 31,     December 31,   December 31,      December 31,
                                                    1998              1997          1998             1997
                                               ------------     ------------   -----------       ------------
Revenues:
   Products                                     $  4,485,327    $  3,705,045    $ 12,362,820    $ 12,508,958
   Contracts                                         641,374         873,400       3,534,550       4,553,652
                                                ------------    ------------    ------------    ------------
                                                   5,126,701       4,578,445      15,897,370      17,062,610
                                                ------------    ------------    ------------    ------------
Costs and expenses:
   Cost of product revenues                        1,700,538       1,592,277       4,700,749       4,706,422
   Research and development                        3,647,923       2,340,051      10,632,147       5,994,183
   Selling, general and administrative             2,301,668       2,129,776       6,839,974       6,683,484
                                                ------------    ------------    ------------    ------------
                                                   7,650,129       6,062,104      22,172,870      17,384,089
                                                ------------    ------------    ------------    ------------
Loss from operations                              (2,523,428)     (1,483,659)     (6,275,500)       (321,479)

Interest and other income                            217,704         404,360         944,707         821,002
                                                ------------    ------------    ------------    ------------
(Loss) income from continuing operations          (2,305,724)     (1,079,299)     (5,330,793)        499,523

Loss from discontinued operations (Note 3)              --          (146,530)           --          (366,387)
                                                ------------    ------------    ------------    ------------
Net (loss) income                               $ (2,305,724)   $ (1,225,829)   $ (5,330,793)   $    133,136
                                                ------------    ------------    ------------    ------------
                                                ------------    ------------    ------------    ------------
(Loss) income from continuing operations
   per share (Note 6):
   Basic                                        $      (0.27)   $      (0.13)   $      (0.62)   $       0.06
   Diluted                                      $      (0.27)   $      (0.13)   $      (0.62)   $       0.06

Loss from discontinued operations per share
 (Note 6):
   Basic                                                --      $      (0.02)           --      $      (0.04)
   Diluted                                              --      $      (0.02)           --      $      (0.04)

Net (loss) income per share (Note 6):
   Basic                                        $      (0.27)   $      (0.15)   $      (0.62)   $       0.02
   Diluted                                      $      (0.27)   $      (0.15)   $      (0.62)   $       0.02
                                                ------------    ------------    ------------    ------------
                                                ------------    ------------    ------------    ------------
Weighted average shares outstanding (Note 6):
   Basic                                           8,639,732       8,409,587       8,611,353       7,820,944
   Diluted                                         8,639,732       8,409,587       8,611,353       8,114,861
                                                ------------    ------------    ------------    ------------
                                                ------------    ------------    ------------    ------------



                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                             NINE MONTHS ENDED
                                                                                             -----------------
                                                                                          December 31,    December 31,
                                                                                              1998          1997
                                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                       $ (5,330,793)   $    133,136
  Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities-
          Depreciation and amortization                                                      1,171,885         592,958
          Changes in assets and liabilities-

               Accounts receivable                                                             156,862          97,701
               Inventories                                                                  (1,096,776)       (288,364)
               Prepaid expenses and other assets                                                41,421        (524,642)
               Accounts payable                                                               (891,316)        151,488
               Accrued expenses                                                                624,274         635,211
               Liabilities of discontinued operations, net                                    (197,123)        142,945
                                                                                          ------------    ------------

                    Net cash (used in) provided by operating activities                     (5,521,566)        940,433
                                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from the sale of short-term marketable securities                                12,106,590       3,203,795
  Purchase of short-term marketable securities                                              (5,004,012)    (24,172,060)
  Purchases of property and equipment                                                       (1,461,779)     (1,741,939)
                                                                                          ------------    ------------


                     Net cash provided by (used in) investing activities                     5,640,799     (22,710,204)
                                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock, net                                                     --        20,087,824
  Proceeds from exercise of stock options and stock issued
  under employee stock purchase plan                                                           687,506         102,249
                                                                                          ------------    ------------

                     Net cash provided by financing activities                                 687,506      20,190,073
                                                                                          ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS,
  EXCLUDING MARKETABLE SECURITIES                                                              806,739      (1,579,698)


CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES,
  AT BEGINNING OF PERIOD                                                                     2,683,151       1,579,972
                                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS , EXCLUDING MARKETABLE SECURITIES,
  AT END OF PERIOD                                                                        $  3,489,890    $        274
                                                                                          ------------    ------------
                                                                                          ------------    ------------


                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       BASIS OF PREPARATION

         The unaudited consolidated financial statements of ABIOMED, Inc. (the Company), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest audited financial statements, which are contained in the Company's Form 10-K/A for the year ended March 31, 1998, which was filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended December 31, 1998 may not be indicative of the results that may be expected for the full fiscal year.


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

        As of March 31, 1998 the Company had accrued a provision of $967,000 for the anticipated loss from the disposal of the Company's dental business. As of December 31, 1998, approximately $248,000 of the provision remains as a reserve against future costs associated with disposal of the dental business.

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


4.       INVENTORIES

         Inventories include raw materials, work-in-process, and finished goods and are priced at the lower of cost (first-in, first-out) or market and consist of the following:


                                                 December 31,          March 31,
                                                     1998                 1998
                                                 ------------          ---------

Raw materials                                     $ 1,678,105        $ 1,320,600
Work-in-process                                       675,150            483,723
Finished goods                                      1,070,963            523,119
                                                  -----------        -----------
                                                  $ 3,424,218        $ 2,327,442
                                                  -----------        -----------
                                                  -----------        -----------



Finished goods and work-in-process inventories consist of direct material, labor and overhead.


5.       STOCKHOLDERS' INVESTMENT

         During the nine months ended December 31, 1998, options to purchase 312,750 shares of Common Stock were granted at exercise prices ranging from $9.688 to $13.625 per share. During that same period options to purchase 67,850 shares were canceled and options to purchase 68,650 shares of Common Stock were exercised at prices ranging from $5.625 to $13.500 per share.

         During the nine months ended December 31, 1998, 6,286 shares of Common Stock were issued under the Employee Stock Purchase Plan for total proceeds of approximately $57,000.


6.       NET (LOSS) INCOME PER COMMON SHARE

         The Company has calculated net (loss) income per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which requires the Company to present both basic and diluted net (loss) income per share for all periods presented. Basic net
(loss) income per share ("Basic EPS") is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share ("Diluted EPS") is computed by dividing net (loss) income by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. In computing Diluted EPS, common equivalent shares are not considered dilutive in periods in which a net loss is reported because such common

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)




equivalent shares are antidilutive. The number of equivalent shares that otherwise would have been dilutive for the three and nine months ended December 31, 1998 are 42,324 and 135,599, respectively. In accordance with SFAS No. 128, the Company has recomputed net income per share for the three and nine month periods ended December 31, 1997 which did not result in a change to reported net
(loss) income per share.


7.       CASH AND CASH EQUIVALENTS

         The Company classifies marketable securities with a maturity date of 90 days or less at the time of acquisition to be a cash equivalent. Securities, including marketable securities, with original maturities of greater than 90 days are classified as investments.


8.       INVESTMENTS

         The Company classifies any security, including marketable securities, with a maturity of greater than 90 days as short-term marketable securities. At December 31, 1998 the Company's short-term marketable securities consisted primarily of government agency securities and high-grade corporate bonds and the amortized cost of these securities approximated market value.


9.       OTHER ASSETS

         Other assets include approximately $236,000 in unamortized purchase cost of the Company's majority interest of the Abiomed Limited Partnership. The interest in the Abiomed Limited Partnership is being amortized over five years, its estimated useful life. Abiomed Limited Partnership (the Partnership) was formed in March 1985 and provided initial funding for the design and development of certain of the Company's products.

         Through August 3, 2000, the Company owes a royalty to the Partnership of 5.5% of certain revenues from these products. Because the Company owns 61.7% of the Partnership, the net royalty expense to the Company is approximately 2.1% of these product revenues. This royalty formula is subject to certain maximum amounts and to certain additional adjustments in the event that the Company sells the technology. The Partnership is inactive except with respect to receiving and distributing proceeds from these royalty rights. Also included in other assets are long-term accounts receivable related to sales-type leases. The terms of these non-cancelable leases are one to three years. As of December 31, 1998 and March 31, 1998,

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)


other assets for these sales-type leases approximated $160,000 and $295,000, respectively.


10.      RECENT ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"), effective April 1, 1998. SFAS No. 130 defines comprehensive income as the change in equity of a business enterprise from transactions and other economic events during a period from non-owners. During the three and nine months ended December 31, 1998 and 1997, respectively, there were no such transactions or events that would require separate disclosure in the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not believe the adoption of this accounting standard will have any impact on the Company's financial position or results of operations.


11.      NEW FACILITY LEASE COMMITMENT

         On January 8, 1999, the Company entered into an operating lease for 79,200 square feet of space in a building addition to be erected at 22 Cherry Hill Drive, Danvers, Massachusetts. The Company anticipates that 18,600 square feet of the space will be available for occupancy by May 1, 1999 with the remaining space ready for full occupancy by November 1, 1999. Annual lease payments for the new facility will add approximately $750,000 per year to the Company's lease commitments. The Company will pay a pro-rata portion of this amount during its partial occupancy period. The lease has a term of ten years with an option to cancel after the fifth year with the payment of a cancellation charge of approximately $1,100,000.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 1998


NET INCOME

        Net loss and net loss per share for the three months ended December 31, 1998, were approximately $2,306,000 and $0.27 per share, respectively. This compares to a net loss and a net loss per share of approximately $1,226,000 and $0.15 per share, respectively, in the same period of the previous year. The net loss for the three months ended December 31, 1998 is primarily attributable to the Company's undertaking to accelerate the development of its battery-powered heart replacement device ("HRD") and the increase in research and development expense resulting therefrom.


REVENUES

Product revenues increased by 22% to $4.5 million in the three months ended December 31, 1998 from $3.7 million in the three months ended December 31, 1997. This 22% increase was due primarily to a $763,000 increase in domestic revenues reflecting increased average selling prices of BVS blood pumps and increased unit sales of BVS blood pumps and consoles. More than 95% of total product revenues in the three months ended December 31, 1998 were derived from domestic sources.

         Contract revenues decreased by 27% to $641,000 for the three months ended December 31, 1998 from $873,000 in the three months ended December 31, 1997. The decrease in contract revenue was attributable to the timing of work performed on government contracts and the associated revenue earned and recognized as a result of that work in accordance with the Company's revenue recognition policy. The Company accounts for revenue under its government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. The Company has historically experienced variability in the amount of contract revenue recognized from quarter-to-quarter.

         As of December 31, 1998, the Company's total backlog of research and development contracts and grants was $5.6 million, including $1.8 million for HRD research and development, $1.7 million for Heart Booster research and development, and $2.1 million for various other research and development. Funding for the Company's government research and development contracts is subject to government appropriation, and all of these contracts contain provisions that make them terminable at the convenience of the government. The Company

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


REVENUES (continued)

retains rights to all technological discoveries and products resulting from these efforts.


COSTS AND EXPENSES

         Total costs and expenses increased to $7.7 million, 149% of total revenues, for the three months ended December 31, 1998, from $6.1 million, 132% of total revenues, for the three months ended December 31, 1997. The majority of this increase was incurred to support increased development activities related to the HRD.

         Cost of product revenues as a percentage of product revenues were 38% and 43% for the three months ended December 31, 1998 and December 31, 1997, respectively. The majority of this decrease in cost of products sold as a percentage of product revenues was attributable to higher revenues generated by the increased unit sales and average selling prices for blood pumps and relatively stable indirect manufacturing costs.

         Research and development expenses increased by 56% to $3.6 million, 71% of total revenues, for the three months ended December 31, 1998, from $2.3 million, 51% of total revenues for the three months ended December 31, 1997. The increase primarily reflected higher levels of spending by the Company to advance the development of the HRD and to enhance the BVS. Research and development expenses during the three months ended December 31, 1998 included $2.5 million of expenses incurred in connection with the Company's development activities for the HRD, compared to $1.4 million for the same period of the prior year.

         Selling, general and administrative expenses increased by 8% to $2.3 million, 45% of total revenues, for the three months ended December 31, 1998, from $2.1 million, 47% of total revenues, for the three months ended
December 31, 1997. This increase was primarily due to increased selling costs as a result of higher sales commissions related to the higher revenue in the current quarter.


INTEREST AND OTHER INCOME

         Interest and other income consists primarily of interest on the Company's investment balances, net of interest and other expenses. Interest and other income decreased to $218,000 for the three months ended December 31, 1998 from $404,000 for the three months ended

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


INTEREST AND OTHER INCOME  (continued)

December 31,1997. This decrease was primarily due to lower average funds available for investment.

         Income taxes incurred during these periods were not material and the Company continues to have significant net tax operating loss and tax credit carryforwards.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

NINE MONTHS ENDED DECEMBER 31, 1998

NET INCOME

        Net loss and net loss per share for the nine months ended December 31, 1998, were approximately $5.3 million and $0.62 per share, respectively. This compares to net income and net income per share of approximately $133,000 and $0.02 per share, respectively, in the same period of the previous year. The net loss for the nine months ended December 31, 1998 is primarily attributable to the Company's undertaking to accelerate the development of its HRD and to the decrease in contract revenue and the increase in research and development expense resulting therefrom.


REVENUES

         Product revenues decreased by 1% to $12.4 million in the nine months ended December 31, 1998 from $12.5 million in the nine months ended December 31, 1997. This decrease was comprised of a $270,000 reduction in international orders partially offset by increased domestic sales. Domestic sales of BVS blood pumps in the nine months ended December 31, 1997 included $833,000 in product revenues shipped in the period from backlog. The Company generally operates with only a limited backlog. Without the effect of the backlog, the Company's domestic revenues increased by $937,000 in the nine months ended December 31, 1998 compared to the same period of the prior year. This increase primarily reflects increased unit sales and average selling prices of BVS blood pumps to existing customers.

        Contract revenues decreased by 22% to approximately $3.5 million in the nine months ended December 31, 1998 from $4.6 million in the nine months ended December 31, 1997. Approximately $1.8 million of the contract revenue recognized in the nine months ended December 31, 1998 was derived from the Company's HRD government contract compared to $3.2 million of contract revenue recognized under this contract for the nine months ended December 31, 1997. Excluding revenue generated from the HRD government contract, the Company generated $1.7 million in contract revenue in the nine months ended December 31, 1998 primarily from the Company's Heart Booster(TM)contract and other government grants compared to $1.4 million from these sources in the nine months ended December 31, 1997.

        Through December 31, 1998, the government had appropriated and the Company has recognized as revenue, $6.7 million of the $8.5 million HRD contract amount. To date, the Company's expenditures under the HRD contract have exceeded the appropriated amount. The government appropriation schedule calls for no further appropriation for the HRD contract until October 1999. This schedule is subject to change

                         ABIOMED, INC. AND SUBSIDIARIES
                   PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


REVENUES (continued)

at the discretion of the government. While the Company currently plans to continue its expenditures in connection with the development of the HRD, the Company will not recognize any further contract revenues under the HRD contract until such time as additional funds are appropriated under the HRD contract, if ever. The Company believes that certain of its costs incurred prior to further appropriation may be reimbursable under the HRD contract, if and when additional appropriation under the HRD contract is made. Due to the Company's accelerated HRD development activity and the timing of government appropriations, the Company believes that it will experience significant quarterly fluctuations in contract revenues. The Company also believes that the Company's total expenses to complete the development of the HRD will significantly exceed the remaining $1.8 million HRD contract amount.


COSTS AND EXPENSES

        Total costs and expenses increased to $22.2 million, 139% of total revenues, for the nine months ended December 31, 1998, from $17.4 million, 102% of total revenues, for the nine months ended December 31, 1997. The majority of this increase in costs and expenses was incurred to support increased development activities related to the HRD.

         Cost of product revenues as a percentage of product revenues was 38% for the nine months ended December 31, 1998 and nine months ended December 31, 1997. Although gross profit margins as a percentage of product revenues are consistent between the two years, increases in product costs attributable to increased engineering costs incurred during the nine months ended December 31, 1998 to support expanded manufacturing capabilities have been offset by increased average selling prices for blood pumps.

         Research and development expenses increased by 77% to $10.6 million, 67% of total revenues, for the nine months ended December 31, 1998, from $6.0 million, 35% of total revenues for the nine months ended December 31, 1997. The increase primarily reflected higher levels of spending by the Company to advance the development of the HRD and to enhance the BVS. Research and development expenses during the nine months ended December 31, 1998 included $7.8 million of expenses incurred in connection with the Company's development activities for the HRD compared to $4.2 million in the same period of the prior fiscal year.

         Selling, general and administrative expenses were $6.8 million, 43% of total revenues, for the nine months ended December 31, 1998, compared to $6.7 million, 39% of total revenues, for the nine months

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

COSTS AND EXPENSES (continued)

ended December 31, 1997. The increased percentage is primarily due to the $1.2 million reduction in total revenues for the nine months ended December 31, 1998 compared to the same period of the prior fiscal year.


INTEREST AND OTHER INCOME

           Interest and other income increased to $945,000 for the nine months ended December 31, 1998 from $821,000 for the nine months ended December 31, 1997. This increase primarily reflects the lower average investment balances of the Company in the prior fiscal year.

         Income taxes incurred during these periods were not material and the Company continues to have significant net tax operating loss and tax credit carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, the Company had $20.1 million in cash and short-term marketable securities. The Company also has a $3 million line of credit from a bank that expires on November 30, 1999, and which was entirely available at December 31, 1998.

         In the nine months ended December 31, 1998, operating activities used cash of $5,522,000. Net cash used by operating activities during the nine months ended December 31, 1998 reflected a net loss of $5,331,000, increases in inventory of $1,097,000 and decreases in accounts payable and net liabilities of discontinued operations of $891,000 and $197,000, respectively. These uses of cash were partially offset by a decrease in accounts receivable of $157,000, a decrease in prepaid expenses of $41,000, an increase in accrued expenses of $624,000 and depreciation and amortization expense of $1,172,000 included in the net loss. The increase in inventory is primarily attributable to decisions by the Company to increase levels of certain products and component parts.

         During the nine months ended December 31, 1998, investing activities provided $5,641,000 of cash. Net cash provided by investing activities included maturities of short-term investments of $7,103,000, net of purchases, partially offset by $1,462,000 of purchases of capital equipment and improvements of property primarily to support the advanced development of the HRD.

        During the nine months ended December 31, 1998, financing activities provided $688,000 of cash. Net cash provided by financing activities included $631,000 from the exercise of stock options and $57,000 from employee purchases of Common Stock under the Employee Stock Purchase Plan.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)

         Although the Company does not currently have significant capital commitments, the Company believes that it will continue to make significant investments over the next several years to support the development and commercialization of its products and the expansion of its manufacturing and product development facilities. As disclosed in Note 11 to the Financial Statements included in Part I to this Form 10-Q, the Company entered into a new facility lease on January 8, 1999. The Company estimates that it may incur costs of approximately $1.3 million for improvements to this new facility, including costs for internal information and telephone systems and furniture. The Company intends to use this new facility to consolidate and expand its headquarters, manufacturing, and research and development. In connection with the Company's full occupancy of this new facility at 22 Cherry Hill Drive, the Company intends to vacate a smaller facility at 24 Cherry Hill Drive while continuing to lease its current facilities at 33 Cherry Hill Drive. The Company's facilities at 33 Cherry Hill Drive represent 23,000 square feet and 18,000 square feet under two lease agreements, and expire in April 2000 and June 2001, respectively. All leases, including the lease for the new facility, have options to extend at market rates.

         The Company believes that its revenues and existing resources, including its $20.1 million in cash and short-term marketable securities, will be sufficient to fund its planned operations for at least the next twelve months.


YEAR 2000 READINESS DISCLOSURE

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

         With respect to the Company's financial and management information systems, the Company successfully installed and tested a Year 2000 upgrade to its primary system in December 1998 and is working on execution of a plan to ensure that all desktop application software is Year 2000 compliant. With respect to its suppliers, the Company has formed a task force consisting of a project manager and a number of engineering, quality assurance, and administrative employees who are communicating with key suppliers to assess their vulnerability

                         ABIOMED, INC. AND SUBSIDIARIES
                   PART 1. FINANCIAL INFORMATION (continued)
                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


YEAR 2000 READINESS DISCLOSURE (continued)

to the Year 2000 issue. The Company intends to increase inventory levels of certain key components to help mitigate the risk of certain suppliers not being able to supply materials on a timely basis due to systems issues.

         Although management does not expect Year 2000 issues to have a material impact on its business or future results of operations, there can be no assurance that there will not be interruptions of operations or other limitations of system functionality or that the Company will not incur significant costs to avoid such interruptions or limitations. To the extent that the Company does not eliminate all Year 2000 issues, the most likely worst case Year 2000 scenario is systemic failures beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or a general disruption in supplies and services provided to the Company which could have a material adverse effect on the Company's business, results of operations and financial condition.


RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

         This document contains forward looking statements, including statements regarding the anticipated timing and cost of the Company's HRD development activities, enhancements to be made to the BVS, planned expansion of the Company's manufacturing and product development facilities, adequacy of existing resources and overcoming Year 2000 related issues. The Company's actual results, including its HRD development, BVS enhancements, facility expansion, adequacy of resources and overcoming Year 2000 issues may differ materially based on a number of factors, both known and unknown, including: uncertainty of product development and clinical trials, complex manufacturing, high quality requirements, unproven demonstration of required reliability of products under development, dependence on key personnel, risks associated with growing number of employees, inability to recruit required human resources on schedule, competition and technological change, government regulations including the FDA and other regulatory agencies, reliance on government contracts, dependence on limited sources of supply, future capital needs and uncertainty of additional funding, dependence on third-party reimbursement, potential inadequacy of product liability insurance, dependence on patents and proprietary rights and other risks detailed in the Company's Form 10-K/A for the year ended March 31, 1998 which was filed with the Securities and Exchange Commission. Investors are cautioned that all such statements involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                  None

Item 5.           OTHER INFORMATION

                  None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a)       EXHIBITS

                  Exhibit 10 - Facility Lease dated January 8, 1999, between ABIOMED, Inc. and The Thibeault Nominee Trust

                  Exhibit 27 - Financial Data Schedule

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

                                     ABIOMED, Inc.



Date: February 10, 1999               /S/ David M. Lederman
                                     ---------------------
                                     David M. Lederman
                                     CEO and President



Date: February 10, 1999               /S/ John F. Thero
                                     -----------------
                                     Vice President Finance
                                     and Treasurer
                                     Chief Financial Officer
                                     Principal Accounting Officer