Form 10-K
period 1999-03-31
ABIOMED INC
filed 1999-06-25
CIK 815094

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(MARK ONE)

      / X / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For fiscal year ended MARCH 31, 1999 or

      /   /    Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

      For the transition period from            to             .
                                     ----------    ------------
      Commission File Number : 0-20584

                                  ABIOMED, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                   04-2743260
 -------------------------------          ------------------------------------
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

33 Cherry Hill Drive, Danvers, Massachusetts                    01923
--------------------------------------------                  ----------
 (Address of Principal Executive Offices)                     (Zip Code)

                                 (978) 777-5410
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class         Name of Each Exchange On Which Registered
       -------------------         -----------------------------------------
              None                                  None

      Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                        Rights to purchase Common Stock

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

         The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of June 22, 1999 was $117,898,515 based on the closing price of $13.625 on that date on the Nasdaq Stock Market's National Market. As of June 22, 1999, 8,653,102 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III (Items 10, 11 and 12) of this Report.

                                INTRODUCTORY NOTE

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


                                     PART I

ITEM 1. BUSINESS


     ABIOMED, Inc. ("ABIOMED" or the "Company") is a leader in the research and development of cardiac assist and heart replacement technology. The Company developed, manufactures and sells the BVS-5000 ("BVS"), a temporary cardiac assist device designed to provide a patient's failing heart with full circulatory assistance while allowing the heart to rest, heal and recover its function. The BVS is most frequently used in patients whose hearts fail to immediately recover function following heart surgery. The BVS is a medical device that can provide full circulatory assistance. It is approved by the United States Food and Drug Administration ("FDA") as a bridge-to-recovery device for the treatment of all patients with reversible heart failure.

     The Company is developing a battery-powered totally implantable heart replacement device (the "AbioCor") intended as a permanent replacement device to assume the full pumping function of both the left and right ventricles of the heart. The AbioCor is designed for use by patients with irreparably damaged hearts and at risk of imminent death due to acute myocardial infarction ("AMI"), chronic ischemic disease or some form of end-stage congestive heart failure, but whose vital organs otherwise remain viable. Among these combined groups, the Company believes that at least 60,000 patients per year could benefit from a heart replacement device in the United States. The Company is devoting significant resources with the goal of starting initial clinical trials of the AbioCor by the end of the year 2000. The Company cannot assure that it will be able to successfully complete pre-clinical qualification and testing of the AbioCor and receive required approvals to begin clinical trials of the AbioCor in a timely manner, if at all, or that any market will develop for the AbioCor.

     The Company sells the BVS in the United States through direct sales and clinical support teams. Its sales force focuses on sales to new and existing customers, while its clinical support group focuses on training and educating new and existing customers in order to improve clinical outcomes and increase BVS blood pump usage. The BVS is intended for use in any hospital performing open-chest cardiac surgery, of which there are approximately 900 in the United States. As of March 31, 1999, the BVS had been purchased by over 425 medical centers in the United States including the majority of the largest centers. The Company believes that its installed base of customers provides an opportunity for reorders of the single-use BVS blood pumps as well as a reference base to assist in selling to new accounts.

     Since the Company's inception, United States government agencies, particularly the National Heart, Lung and Blood Institute ("NHLBI"), have provided significant support to the Company's product development efforts. The Company seeks funding from third parties to support its research and development programs in their early stages and generally limits the use of its own funds until the scientific risk associated with the potential product is reduced. In addition, the Company intends to pursue collaborative relationships to develop and commercialize the Company's non-cardiac assist technologies. Beginning in fiscal 1998, the Company accelerated the development of the AbioCor through significant internal funding in excess of the third party financial support provided by the NHLBI and in excess of the profits generated by the BVS product line.

     The Company is a Delaware corporation. It commenced operations in 1981. The Company's principal offices are located at Cherry Hill Drive, Danvers, Massachusetts 01923; its telephone number is (978) 777-5410. As used herein, the Company or ABIOMED includes ABIOMED, Inc. together with its subsidiaries. ABIOMED(R) and the ABIOMED logo are registered service marks of the Company. Angioflex(R), BVS(R), BVS-5000(R), and SupraCor(R) are registered trademarks of the Company. AbioCor(TM), AbioBooster(TM), and AbioVest(TM) are trademarks of the Company. This Report may also include trademarks of companies other than the Company.

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

     TEMPORARY CARDIAC ASSIST. Patients who are candidates for temporary cardiac assist consist of those with severely but reversibly failing hearts and those who need ventricular support to remain alive while they await transplantation. Temporary cardiac devices which are designed to support the recovery of patients with reversibly failing hearts are referred to as "bridge-to-recovery" devices, and those which can support patients awaiting transplantation are referred to as "bridge-to-transplant" devices. Approximately 12,000 patients with potentially recoverable hearts die every year in the United States following heart surgery. Bridge-to-recovery devices can save the lives of many of these patients by temporarily assuming the pumping function of the heart, while allowing the heart to rest, heal and recover its normal function. These devices can also be used for bridge-to-recovery for nonsurgical patients who would otherwise die as a result of certain transient viral infections that attack the heart muscle. Bridge-to-transplant devices are ventricular assist devices ("VADs") used to support a portion of the patients awaiting heart transplants. There are approximately 2,000 heart transplants performed in the United States annually. Bridge-to-transplant constitute approximately 25% of these cases.

     PERMANENT CARDIAC ASSIST. Patients with life-impairing or life-threatening heart failure due to permanent muscle damage may require support to either or both ventricles. Depending upon the severity of the damage and the nature of the heart's condition, these patients may be helped with permanent assist devices. No assist device is yet approved by the FDA for permanent use. Permanent assist devices under development can be grouped into two types, those that pump blood directly, such as VADs, and those that wrap around and help contract the heart without direct blood contact. Both types potentially may be used to treat end-stage congestive heart failure patients as well as those patients who are not at imminent risk of death but whose daily activities are generally restricted due to their weakened hearts. In 1995, there were approximately 59,000 deaths in the United States attributable to congestive heart failure.

     HEART REPLACEMENT. Patients with irreparably damaged hearts and at risk of death due to AMI, chronic ischemic disease or some form of end-stage congestive heart failure but whose vital organs otherwise remain viable are candidates for heart replacement. Included among these patients are those with massive heart damage, severe rhythm disorders, prosthetic valves, clots or thrombi in the ventricles, high pulmonary resistance, chronic right ventricle failure or heart transplant rejection. Among these combined groups, the Company believes that at least 60,000 patients per year could benefit from a heart replacement device. No life-supporting treatment is currently available for these patients except for the approximately 2,000 who currently receive heart transplants annually in the United States. Currently, available donor hearts are primarily reserved for transplantation of select end-stage congestive heart failure patients because many of these patients are able to survive for the long waiting periods required before a suitably matched donor heart can be found. The Company believes that the development of a heart replacement device would increase the number of lives saved by eliminating the scarcity of, and waiting period for, available donor hearts.

ABIOMED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

     The Company markets the BVS, which is a temporary cardiac assist device, and is in an advanced stage of developing and testing the AbioCor which is a heart replacement device. The Company is in earlier stages of research and development of other cardiac assist products, including two potential permanent assist devices, the AbioBooster and AbioVest.

     THE BVS-5000 BI-VENTRICULAR ASSIST SYSTEM. The BVS is a temporary cardiac assist device designed to provide a patient's failing heart with full circulatory assistance while allowing the heart to rest, heal and recover its function. The BVS is most frequently used in patients whose hearts fail to immediately recover function following heart surgery. In November 1992, the Company received Pre-Market Approval ("PMA") from the FDA for the BVS for this post-surgery therapy. In 1996 and 1997, the FDA approved the use of the BVS for additional indications, expanding its use for the treatment of all patients with reversible heart failure as a bridge-to-recovery device. The BVS is a medical device that can provide full circulatory assistance. It is approved by the FDA for the treatment of all such patients.


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

     Examples of the types of patients typically supported by the BVS include patients who have undergone open heart surgery during which their heart function is supported by a heart-lung machine but whose heart cannot be successfully restarted and weaned off the heart-lung machine. For these postcardiotomy patients, the BVS can be used to assume the full pumping function of the heart while removing certain risks associated with extended durations of support on the heart-lung machine. Other BVS patients include patients suffering from viral myocarditis which is a viral infection of the heart. For these patients, the BVS is used to assume the full pumping function of the heart allowing the patient's immune system to focus its energy on defeating the virus. Other patient indications include supporting patients following failed heart transplants and supporting the right ventricle of a patient's heart in conjunction with the implantation of a left ventricular assist device. In most cases where the BVS is used, it is believed that the patient's chances for survival are small without the type of ventricular support provided by the BVS.

     The BVS is intended for use in any hospital performing open-chest cardiac surgery, of which there are approximately 900 in the United States. As of March 31, 1999, the BVS had been purchased by over 425 medical centers in the United States including over 80% of U.S. centers that perform annually more than 500 heart surgeries. Typically, medical centers initially purchase the BVS console, two to five BVS single-use blood pumps, cannulae, training and related accessories. The BVS is capable of supporting the left, right or both ventricles of the heart. In the Company's clinical experience, approximately half of the patients required support to both ventricles of the heart and therefore the use of two single-use BVS blood pumps. The Company's current United States list price for a BVS console, and a blood pump and cannulae set are $64,500 and $12,400, respectively.

     Since PMA approval, the Company has made various improvements to the BVS system aimed primarily at making the BVS increasingly easier to use. The Company believes that it can continue to enhance the BVS product line and is investing in the development of new and improved blood pumps, cannulae and consoles. The Company believes that certain of these improvements may help expand the applicability of the BVS to certain patient indications. The Company cannot assure that it will be successful in developing BVS improvements or product line extensions or that such improvements or extensions will result in increased BVS applicability.

     THE ABIOCOR IMPLANTABLE REPLACEMENT HEART. The Company is developing a battery-powered totally implantable replacement heart device intended as a permanent replacement system to assume the full pumping function of both the left and right ventricles of the heart. The AbioCor is designed for use by patients with irreparably damaged hearts and at risk of imminent death due to AMI, chronic ischemic disease or some form of end-stage congestive heart failure but whose vital organs otherwise remain viable. Included among these patients are those with massive heart damage or infection, severe rhythm disorders, prosthetic valves, clots or thrombi in the ventricles, high pulmonary resistance, chronic right ventricle failure and heart transplant rejection.

     The core technology for the AbioCor has been under development by the Company since the Company's inception. The Company has completed its feasibility studies of the AbioCor system and substantially finalized its design. The system and individual components have been, and continue to be, tested through a variety of laboratory and animal tests. The Company is investing significant resources towards improving the operational features of the AbioCor and its manufacturing process in order to reach the required performance, consistency and reliability levels necessary to conduct clinical trials. The Company's goal is to initiate clinical trials of the AbioCor by the end of the year 2000. The Company cannot assure that it will be able to successfully complete pre-clinical testing of the AbioCor and receive

FDA approval to begin clinical trials of the AbioCor in a timely manner, if at all. Moreover, pre-clinical trials may not be predictive of results that will be obtained in clinical trials. The Company is consulting with regulatory authorities, leading medical centers and physicians to define protocols and patient populations for future clinical trials. During fiscal 1999, the Company continued to expand its workforce dedicated to the pre-clinical development and readiness of the AbioCor.

     The AbioCor system is comprised of a thoracic unit, or "replacement heart," a rechargeable battery, a miniaturized electronics package, a transcutaneous energy transmission system, and an external battery pack to be carried or attached to a belt or vest. The thoracic unit includes two artificial ventricles with their associated valves and a hydraulic pumping system. The unit provides complete pumping of the blood to the lungs and throughout the body. The ventricles and their associated valves are being designed and manufactured with seamless surfaces which reduce the risk of damaging blood cells, or creating clots or thrombi. The electronics package controls the rate and amount of blood flow. The implantable rechargeable battery and the transcutaneous energy transmission system eliminate the need for wires penetrating the patient's skin and associated risks of infection. The entire AbioCor system is being designed for minimal maintenance and patient involvement.

     The Company's development of the AbioCor has been supported for more than a decade by the NHLBI. This NHLBI support was sustained by achieving various designated milestones. The Company retains the right to market the AbioCor without royalty to NHLBI. Beginning in fiscal 1998, the Company accelerated its development of the AbioCor through internal funding in amounts significantly higher than the financial support provided by the NHLBI.

     In preparation for initial AbioCor clinical trials, the Company selected the following U.S. medical centers as test sites for initial clinical trials:
1) a team consisting of Brigham and Women's Hospital and the Massachusetts General Hospital; 2) Hahnemann University; 3) Jewish Hospital in conjunction with the University of Louisville; 4) Texas Heart Institute; 5) UCLA Medical Center. AbioCor validation testing is currently being performed at three of these centers. The Company has had arms-length working relationships with each of these centers for many years in connection with the BVS and believes that each of the centers is uniquely positioned to contribute to AbioCor clinical trials. The Company has also begun conversations with select international centers.

     THE ABIOBOOSTER AND ABIOVEST. The Company is developing the AbioBooster (formerly known as the Heart Booster) as a permanent cardiac assist device designed to wrap around the heart without direct blood contact and actively help contract the heart. The AbioBooster is being designed for use in patients with congestive heart failure who are not at imminent risk of death, but whose daily activities are generally restricted due to their weakened hearts. This device, unlike most devices being developed to pump blood directly, is designed to avoid the potential risks of damage to blood cells and formation of clots and thrombi. The AbioBooster consists of a pliant artificial plastic "muscle" that can be wrapped around the heart. This artificial muscle is being developed to mimic the contraction-relaxation characteristics of the heart muscle and provide sufficient contractility. The design goal of the AbioBooster is to restore an acceptable and active quality of life to the patient. The AbioBooster is in an earlier stage of research and development than the AbioCor and is being developed under a five year, $4.3 million contract from the NHLBI which ends in the year 2000. The Company has also designed the AbioVest as a permanent implantable device designed to wrap around the heart of patients in congestive heart failure without direct blood contact and passively help the heart by preventing dilatation. The Company cannot assure that it will be successful in developing the AbioBooster or the AbioVest.

     OTHER PRODUCTS AND TECHNOLOGIES UNDER DEVELOPMENT. Additional potential products in various stages of research and development by the Company include a variety of specialized pumps, such as miniaturized rotary blood pumps and a magnetically suspended centrifugal pump. The Company is also developing devices in the area of minimally invasive surgery applications such as tissue welding and vascular welding for the repair of small arteries. In addition, research and development activities under the Company's product development programs incorporate certain technologies that have potential as separate spin-off products. Examples of potential spin-off products include new implantable heart valves, implantable energy transmission systems, implantable monitoring systems for remote transmission and archival of physiological data, diagnostic software for virtual surgery, advanced implantable instrumentation and electronics, and external monitoring systems. The Company is evaluating the potential of these products and technologies while giving primary focus to the BVS and AbioCor. The Company cannot assure that it will be successful in developing any of these products and technologies.

MARKETING AND SALES

     Approximately 900 medical centers in the United States perform heart surgery. The Company has focused its BVS selling efforts on teaching and transplant centers as well as the medical centers that perform the most heart surgery procedures. As of March 31, 1999, the BVS had been purchased by over 425 medical centers in the United States, including over 80% of all centers that perform annually more than 500 heart surgeries. The Company believes that its installed base of customers provides an opportunity for reorders of the single-use BVS blood pumps as well as a reference base to assist in selling to new accounts.

     The Company sells the BVS in the United States through direct sales and clinical support teams. As of June 1, 1999, the Company's BVS sales, clinical support, marketing and field service teams included 36 full-time employees. Its sales force focuses on BVS sales to new customers, upgrades of existing customers and increasingly on expansion of usage within existing customers. Its clinical support group focuses on training and educating new and existing customers in order to improve clinical outcomes and increase BVS blood pump usage. The Company believes the efforts of its clinical support group contribute significantly to the number of lives saved by the BVS and usage and reorders of BVS blood pumps. The Company also believes that its sales and support teams will be key assets for the introduction of potential future products such as the AbioCor and BVS product extensions. Building on its experience in the United States, the Company also is working to expand its international sales efforts both through distributors, including a collaborative arrangement for distribution in Japan, and by selling directly in select European markets. The Company believes that sales of its BVS may be somewhat seasonal, with reduced sales in the summer months, reflecting hospital personnel and physician vacation schedules.

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

     In January 1999, the Company entered into an operating lease for approximately 80,000 square feet of space in a building addition currently under construction within the same industrial park as its current facilities. Scheduled to be occupied by the Company in phases during 1999 and 2000, the Company intends to use this facility to consolidate and expand its headquarters, manufacturing capacity and research and development. In particular, it is the Company's intention to move all of the manufacturing of its current products to the new facility. The Company cannot assure that the products manufactured in the new facility will be manufactured at the same cost and quality as the BVS is currently being manufactured. In addition, to the extent that the Company's products under development have been manufactured, they have been manufactured as prototypes with, at most, pilot-scale production. The Company's products under development are likely to involve additional manufacturing complexities and high quality requirements. The Company cannot assure that it will be able to increase production of the BVS or manufacture future products, if developed and approved, in commercial quantities on a consistent and timely basis, with acceptable cost and quality. The inability to manufacture current and future products in sufficient quantities in a timely manner, and with acceptable cost and quality, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company relies on outside vendors to supply certain components used in the BVS and in its products under development. Certain of the components of the BVS are supplied by sole source vendors or are custom made for the Company. From time to time, suppliers of certain components of the BVS have indicated that they intend to discontinue, or have discontinued, making such components. In addition, certain of these components are supplied from single sources due to quality considerations, costs or constraints imposed by regulatory authorities. There are relatively few additional sources of supply for certain components and establishing additional or replacement suppliers for such components cannot be accomplished quickly and may require FDA approval. In the past, certain suppliers have announced that, due to government regulation or in an effort to reduce potential product liability exposure, they intend to limit or terminate sales of certain products to the medical industry. The Company cannot assure that, if such an interruption were to occur, the Company would be able to find suitable alternative supplies at reasonable prices or would be able to obtain requisite regulatory approvals in a timely manner, if at all. Similarly, when and if the Company reaches the clinical testing stage of its products under development, it may find that certain components become more difficult to source from outside vendors due to the product liability risk perceived by those vendors. The Company's inability to obtain acceptable components in a timely manner or to find suitable replacements at an acceptable cost would have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company has substantial expertise in electro-mechanical systems, cardiac physiology and experimental surgery, blood-material interactions, fluid mechanics and hemodynamics, internal and external electronic hardware, software, plastics processing, lasers and optical physics. The Company's research and development efforts are focused on the development of new products, primarily related to mechanical cardiac assist and heart replacement, and the continued enhancement of the BVS and related technologies. The Company's research and development personnel are also involved in establishing protocols and monitoring test data submissions to the FDA and corresponding foreign regulatory agencies to obtain the necessary clearances and approvals for its products. Sophisticated tools, such as 3-dimensional CAD/CAM, and procedures are used in an effort to ensure smooth transition of new products from research to product development to manufacturing.

     During the fiscal years ended March 31, 1999, 1998 and 1997, the Company expended $13.4 million, $9.1 million and $3.8 million, respectively, on research and development. Government contracts and grants funded a substantial portion of these expenses. Since the Company's inception, United States government agencies, particularly the NHLBI, have provided significant support to the Company's product development efforts. The most significant current funding from the NHLBI supports the Company's development of the AbioCor and AbioBooster. In September 1996, the Company received an $8.5 million extension to its AbioCor Contract from the NHLBI. In September 1995, the Company received a $4.3 million contract from the NHLBI to develop the AbioBooster. The Company received notification from the government in May 1999 that final funds had been allotted for the AbioCor and AbioBooster contracts in the amount of $1.8 million and $0.9 million, respectively. As of March 31, 1999, the backlog of all government contracts and grants was $5.2 million. During the fiscal years ended March 31, 1999,

1998 and 1997, the Company recognized revenues of $4.0 million, $5.2 million and $4.2 million, respectively, under United States government contracts and grants. All of the Company's government contracts and grants contain provisions making them terminable at the convenience of the government and are subject to government appropriations. The Company cannot assure that the government will not terminate, reduce or delay the funding for any of the Company's contracts. In addition, the Company cannot assure that the Company will be successful in obtaining any new government contracts or further extensions to existing contracts.

COMPETITION

     Competition in the cardiac assist market is intense and subject to rapid technological change and evolving industry requirements and standards. Many of the companies developing or marketing cardiac assist products have substantially greater financial, product development, sales and marketing resources and experience than the Company. These competitors may develop superior products or products of similar quality at the same or lower prices. Moreover, improvements in current or new technologies may make them technically equivalent or superior to the Company's products in addition to providing cost or other advantages. Other advances in medical technology, biotechnology and pharmaceuticals may reduce the size of the potential markets for the Company's products or render those products obsolete.

     The BVS is the only device that can provide full circulatory assistance approved by the FDA as a bridge-to-recovery device for the treatment of all patients with reversible heart failure. In May 1998, Thoratec Laboratories Corporation received FDA approval to market their device for postcardiotomy recovery of the natural heart, which is one of the primary patient categories addressed by the BVS. The Company is not aware of any other Company that has applied for FDA approval of a device which is directly competitive with the BVS. Approval by the FDA of products that compete directly with the BVS increases competitive pricing and other pressures and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that it competes with such products on the basis of cost, clinical outcome and customer relations. The Company cannot assure that it would be able to compete effectively with respect to these factors.

     The Company is aware of other heart replacement device development efforts in the United States, Canada, Europe and Japan. The Company believes that its closest competitor with respect to having an advanced design of a heart replacement device is Pennsylvania State University, in collaboration with third party manufacturers. Pennsylvania State University was the only group other than the Company to qualify for the last round of funding from the NHLBI. To qualify for such funding, as awarded in 1996, both the Company and Pennsylvania State University demonstrated to the NHLBI that the basic design of the system functioned adequately in laboratory and animal models. There are a number of companies, including Thermo Cardiosystems, Inc. and Novacor, a division of Baxter International, Inc., which are developing permanent cardiac assist products, including implantable left ventricular assist devices and miniaturized rotary ventricular assist devices, that may address markets that overlap with certain segments of the markets targeted by the Company's AbioCor. The Company's AbioCor may compete with those VADs for some patient groups, notably patients with severe congestive heart failure due to predominant left ventricle dysfunction. An implantable VAD supplements the pumping ability of a failing ventricle. In contrast, the AbioCor is being designed to replace the function of both failing ventricles. The Company believes that Thermo Cardiosystems, Inc. has commenced clinical testing for PMA approval of LVADs for permanent cardiac assist. The Company believes that the AbioCor, LVADs and other VADs, if developed, will generally be used to address the needs of different patient populations, with an overlap for certain segments of the heart failure population. The Company cannot assure that it will complete the development of and receive FDA and European Union approval to market its AbioCor on a timely basis, if at all, or that once developed, the AbioCor will be commercially successful.

     The Company's customers frequently have limited budgets. As a result, the Company's products compete against the broad range of medical devices for these limited funds. The Company's success will depend in large part upon its ability to enhance its existing products and to develop new products to meet regulatory and customer requirements and to achieve market acceptance. The Company believes that important competitive factors with respect to the development and commercialization of its products include the relative speed with which it can develop products, establish clinical utility, complete clinical testing and regulatory approval processes, obtain reimbursement and supply commercial quantities of the product to the market. The Company cannot assure that it will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     No reimbursement levels have been established for the Company's products under development, including the AbioCor. Prior to approving coverage for new medical devices, most third-party payers require evidence that the product has received FDA approval, European Union approval, or clearance for marketing, is safe and effective and not experimental or investigational, and is medically necessary and appropriate for the specific patient for whom the product is being used. Increasing numbers of third-party payers require evidence that the procedures in which the products are used, as well as the products themselves, are cost-effective. The Company cannot assure that its products under development will meet these criteria, that third-party payers will reimburse physicians and medical institutions for the use of the products or that the level of reimbursement will be sufficient to support the widespread use of the products. Furthermore, the Company cannot assure that third-party payers will continue to provide reimbursement for the use of the BVS or that such payers will not reduce the current level of reimbursement for the product. Failure to achieve adequate reimbursement for its current or proposed products would have a material adverse effect on the Company's business, financial condition and results of operations.


PATENTS AND PROPRIETARY RIGHTS

     The Company's business depends significantly upon its proprietary technology. The Company relies on a combination of trade secret laws, patents, copyrights, trademarks and confidentiality agreements and other contractual provisions to establish, maintain and protect its proprietary rights, all of which afford only limited protection. Others may independently develop substantially equivalent proprietary information and techniques or gain access to the Company's trade secrets or disclose such technology, and the Company may not otherwise meaningfully be able to protect its trade secrets.

     The Company has been issued or allowed 26 patents and has pending 13 patent applications in the United States. The Company has obtained or applied for corresponding patents and patent applications for certain of these patents and patent applications in a limited number of foreign countries. These patents relate to the AbioCor, to the BVS and to certain of its products under development. The Company's United States patents expire at various times from 2003 to 2018. The Company cannot assure that its pending patent applications or any future applications will be approved, that any patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not render the Company's patents obsolete or otherwise have an adverse effect on the Company's ability to conduct business. Because foreign patents may afford less protection under foreign law than is available under United States patent law, the Company cannot assure that any such patents issued to the Company will adequately protect the Company's proprietary information. Others may have filed and may file patent applications in the future that are similar or identical to those of the Company. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or opposition proceedings before a foreign patent office that could result in substantial cost to the Company. No assurance can be given that any such interfering patent or patent application will not have priority over patent applications filed on behalf of the Company or that the Company will prevail in any opposition proceeding.

     The medical device industry is characterized by a large number of patents and by frequent and substantial intellectual property litigation. The Company cannot assure that its products and technologies do not infringe or violate any patents or proprietary rights of third parties. The Company has in the past and may in the future be notified that it may be infringing or violating proprietary rights possessed by others. Any intellectual property litigation would be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition and results of operations. Infringement or other claims could be asserted against the Company in the future and such assertions, if proven to be true, could prevent the Company from selling its products or materially and adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company's proprietary rights, it may seek to enter into a royalty or licensing arrangement. The Company cannot assure, however, that a license will be available on reasonable terms, or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented or otherwise proprietary technology. Such actions could be costly and would divert the efforts and attention of the Company's management and technical personnel, which would materially and adversely affect the Company's business, financial condition and results of operations.

     On January 20, 1998, World Heart Corporation and the Ottawa Heart Institute Research Corporation filed a complaint in the United States District Court for the District of Delaware. The complaint seeks damages and injunctive relief for alleged breaches of contract, misappropriation of trade secrets, conversion of trade secrets and patent infringement by the Company. These claims and allegations relate to certain technology used in the transcutaneous energy transmission system that is a component of the AbioCor under development by the Company. The Company does not believe that it uses any technology that is proprietary to World Heart Corporation or the Ottawa Heart Institute. Moreover, the Company does not believe that it is infringing any patent or other intellectual property rights of the plaintiffs and is vigorously defending this position. The Company cannot assure that it will prevail in the defense of these claims and allegation or in the defense of any future infringement or other claim, if made. If infringement or violation of the patent or other proprietary rights were determined to exist, the Company would either be required to use or develop alternative technology for its transcutaneous energy transmission system, seek a license of the technology or modify the AbioCor design such that patients are tethered to an external console. The Company cannot assure that it could obtain a license of this technology on a timely basis or on reasonable terms, if at all. In addition, if unsuccessful, the Company may not be able to develop or license alternative technology on a timely basis, if at all, to allow for the safe and effective transmission of energy into the body without wires penetrating the skin. The Company has asserted a counterclaim for Declaratory Action that the patent in suit is invalid and is not infringed. On May 7, 1999, the Company filed a motion requesting leave of court to assert a counterclaim alleging that World Heart Corporation and Ottawa Heart Institute misappropriated the Company's trade secrets. The Company cannot assure that it will prevail in these claims or allegations. Any patent or intellectual property dispute or litigation could result in product development delays, would be costly and could divert the efforts and attention of the Company's management and technical personnel, and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

GOVERNMENT REGULATION

     Clinical testing, manufacture and sale of the Company's products and products under development, including the BVS, AbioCor, AbioBooster, and AbioVest are, or will be, subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

     In November 1992, the Company received PMA approval from the FDA for the BVS. In 1996 and 1997, the FDA approved the use of the BVS for additional indications, expanding its use to the treatment of all patients with reversible heart failure. In May 1998, the Company received notice from the FDA that the BVS has successfully concluded all required postmarket surveillance. The primary purpose of required postmarket surveillance is to provide a warning system to alert the health care community to any potential problems with a device within a reasonable time of the initial marketing of the device. Postmarket surveillance provides clinical monitoring of the experiences with the device once it is distributed in the general population under actual conditions of use. The AbioCor and the AbioBooster and AbioVest will be Class III devices and therefore will be subject to the IDE and PMA processes and the QSR.

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

     The Company is also subject to regulation in each of the foreign countries in which it sells its products. Many of the regulations applicable to the Company's products in these counties are similar to those of the FDA. The Company has obtained the requisite foreign regulatory approvals for sale of the BVS in many foreign countries, including most of Western Europe. The Company believes that foreign regulations relating to the manufacture and sale of medical devices are becoming more stringent. The European Union has adopted regulations requiring that medical devices comply with the Medical Device Directive by June 14, 1998, which includes ISO-9001 and CE certification. In 1998, the Company received ISO-9001 and CE certification for the BVS. Many manufacturers of medical devices, including the Company, have often relied on foreign markets for the initial commercial introduction of their products. The more stringent foreign regulatory environment could make it more difficult, costly and time consuming for the Company to pursue this strategy for new products.

     Any FDA, foreign or state regulatory approvals or clearances, once obtained, can be withdrawn or modified and are subject to audit and perpetual review. Delay in the Company obtaining, or inability of the Company to obtain and maintain, any necessary United States or foreign clearances or approvals for new or existing products or product enhancements, or cost overruns resulting from these regulatory requirements, would have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of June 1, 1999, the Company had 186 full-time employees. The Company has entered into contractual agreements with all of its employees, which include confidentiality and non-compete commitments by each employee. None of the Company's employees is represented by a union. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS OF REGISTRANT

     The executive officers of the Company are as follows:


           Name                              Age                          Position
           ----                              ---                          --------
David M. Lederman, Ph.D................      55           Chairman of the Board of  Directors,  President,
                                                          Chief Executive Officer and Assistant Treasurer

Robert T.V. Kung, Ph.D.................      55           Senior Vice President-Chief Scientific Officer,
                                                          and Assistant Secretary

Anthony W. Bailey......................      43           Vice President, Engineering and Director
                                                          AbioCor Program

Eugene D. Rabe.........................      43           Vice President, Worldwide Sales


John F. Thero..........................      38           Vice President- Finance, Chief Financial
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

     DR. ROBERT T.V. KUNG has served as Vice President of Research and Development of the Company since 1987. From 1982 to 1987, he served as Chief Scientist of the Company. Since 1995, Dr. Kung has served as Senior Vice President. Prior to joining ABIOMED, he was a Principal Research Scientist at Schafer Associates and at the Avco Everett Research Laboratory. He developed non-linear optical techniques for laser applications and investigated physical and chemical phenomena in re-entry physics. Dr. Kung has been Principal Investigator for the Company's NIH-funded AbioCor and AbioBooster programs and has conceived of and directed the development of the Company's laser-based minimally invasive technologies. Dr. Kung received a Ph.D. degree in Physical Chemistry from Cornell University.

     MR. ANTHONY W. BAILEY joined the Company in 1997 to lead the Electronics System Development of the AbioCor Program and is currently Vice President, Engineering and Director of that Program. From 1987 to 1997, and prior to joining ABIOMED, Mr. Bailey was Vice President and General Manager for Pace Medical, Inc., a manufacturer of external pacemakers, rhythm management analyzers and accessories. From 1982 to 1987, he was Manager of Design and Development at Shiley Infusaid, Inc., a manufacturer of implantable drug pumps and infusion ports. Prior to that, Mr. Bailey served in various engineering functions with manufacturers of implantable pacemakers, data acquisition and control systems and medical monitoring equipment. Mr. Bailey received a Bachelor's degree in Engineering from the University of Lowell.

     MR. EUGENE D. RABE joined the Company in 1993, as its Vice-President for Sales. In 1996, he assumed responsibility for all domestic sales, clinical and field support until 1998 when Dr. Douglas McNair joined the Company and assumed responsibilities as Vice President of Clinical Affairs. In 1997, Mr. Rabe assumed added responsibility for marketing functions until Mr. John Hart joined the Company in 1999 as Vice President of Marketing. Prior to joining ABIOMED, he was Vice-President, Sales and Marketing for Endosonics Corporation before which he was a Sales Manager for St. Jude Medical, Inc. He has been involved in the sales and marketing of cardiovascular/cardiological devices for over ten years. Mr. Rabe received his MBA from the University of California.

     MR. JOHN F. THERO joined the Company in 1994 as Vice President, Finance and Administration and Chief

Financial Officer. Prior to joining ABIOMED, during the period 1992 to 1995, Mr. Thero was Chief Financial Officer and acting President for the restructuring of two venture-backed companies. From 1987 to 1992, Mr. Thero was employed, in various capacities including Chief Financial Officer, by Aries Technology, Inc. From 1983 to 1987, Mr. Thero was employed by the commercial audit division of Arthur Andersen LLP. during which time he became a Certified Public Accountant
(CPA). Mr. Thero received a B.A. in Economics/Accounting from The College of the Holy Cross.


ITEM 2.  PROPERTIES

     The Company leases its headquarters and research and development and production facilities in two separate buildings in an industrial office park covering approximately 51,000 square feet. The addresses of these leased spaces are 33 Cherry Hill Drive and 24 Cherry Hill Drive in Danvers, Massachusetts. These facilities are located approximately 22 miles north of Boston. The leases at the primary facilities, representing 23,000 square feet and 18,000 square feet, respectively, expire in April 2000 and June 2001, respectively. These leases contain certain options to extend at market rates. The Company's facilities include fabrication areas for medical device manufacturing, and development facilities for laboratory and durability testing of plastics and electronics.

      In January 1999, the Company entered into an operating lease for approximately 80,000 square feet of space in a building addition currently under construction within the same industrial park as its current facilities. The lease on the new building expires ten years from the date the facility meets certain occupancy criteria. The lease contains certain provisions for termination, subject to a defined buy-out amount, after five years and contains options to extend beyond ten years at market rates. The new facility is scheduled to be occupied by the Company in phases during 1999 and 2000. The Company intends to use this facility to consolidate and expand it headquarters, manufacturing and research and development. In particular, the Company intends to move all of the manufacturing of its current products to the new facility.

ITEM 3.  LEGAL PROCEEDINGS

     On January 20, 1998, World Heart Corporation and the Ottawa Heart Institute Research Corporation filed a complaint in the United States District Court for the District of Delaware. The complaint seeks damages and injunctive relief for alleged breaches of contract, misappropriation of trade secrets, conversion of trade secrets and patent infringement by the Company. These claims and allegations relate to certain technology used in its transcutaneous energy transmission system that is a component of the AbioCor under development by the Company. The Company does not believe that it is infringing any patent or other intellectual property rights of the plaintiffs and is vigorously defending this position. The Company cannot assure that it will prevail in the defense of these claims and allegation.

     The Company has asserted a counterclaim for Declaratory Action that the patent in suit is invalid and is not infringed. On May 7, 1999, the Company filed a motion requesting leave of court to assert a counterclaim alleging that World Heart Corporation and Ottawa Heart Institute misappropriated the Company's trade secrets. The Company cannot assure that it will prevail in these claims or allegations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET PRICE

     The Company's Common Stock, $.01 par value, is traded on the Nasdaq Stock Market National Market under the symbol "ABMD". The following table sets forth the range of high and low sales prices on the Nasdaq National Market for the Company's two most recent fiscal years:


FISCAL YEAR ENDED MARCH 31, 1998                    HIGH                LOW
--------------------------------                    ----                ---
First Quarter....................................... 16                 9-1/2
Second Quarter...................................... 19                13-1/2
Third Quarter....................................... 23-1/2            15-1/2
Fourth Quarter...................................... 17-5/8            12-7/8

FISCAL YEAR ENDED MARCH 31, 1999                    HIGH                LOW
--------------------------------                    ----                ---
First Quarter....................................... 17-1/2            13-3/16
Second Quarter...................................... 15-1/2             8-1/4
Third Quarter....................................... 11-3/8             7
Fourth Quarter...................................... 13-3/8             8-1/4


NUMBER OF STOCKHOLDERS

     As of June 22, 1999, there were approximately 422 holders of record of the Company's Common Stock, including multiple beneficial holders at depositories, banks and brokers included as a single holder in the single street name of each respective depository, bank or broker.

DIVIDENDS

     The Company has never paid any cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. The current policy of the Company's Board of Directors is to retain any future earnings for use in the business of the Company.

SALES OF UNREGISTERED SECURITIES

     In January 1999, the Company issued 400 shares of its Common Stock to each of its five non-employee directors as partial consideration for services rendered to the Company. The issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration, which is set forth in Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (In thousands, except per share data)


STATEMENT OF OPERATIONS DATA:                                                  FISCAL YEARS ENDED MARCH 31,
                                                                 -------------------------------------------------------
                                                                   1995        1996        1997       1998        1999
                                                                   ----        ----        ----       ----        ----
Revenues:
 Products ....................................................   $  6,392    $ 8,483     $10,872     $17,261     $18,079
 Contracts ...................................................      2,337      3,118       4,151       5,185       4,011
                                                                 --------    -------     -------     -------     -------
                                                                    8,729     11,601      15,023      22,446      22,090
                                                                 --------    -------     -------     -------     -------
Costs and expenses:
 Cost of product revenues ....................................      2,881      3,234       4,427       6,502       6,772
 Research and development (1) ................................      2,464      3,178       3,773       9,091      13,450
 Selling general and administrative ..........................      3,831      5,051       6,082       9,054       9,772
                                                                 --------    -------     -------     -------     -------
                                                                    9,176     11,463      14,282      24,647      29,994
                                                                 --------    -------     -------     -------     -------

Income (loss) from operations .................................      (447)       138         741      (2,201)     (7,904)

Interest and other income, net ................................       449        528         535       1,206       1,192
                                                                 --------    -------     -------     -------     -------

Income (loss) from continuing operations ......................  $      2    $   666     $ 1,276     $  (995)    $(6,712)
Loss from discontinued operations (2) .........................      (354)      (175)       (541)     (1,513)         --
                                                                 --------    -------     -------     -------     -------
Net income (loss) .............................................  $   (352)   $   491     $   735     $(2,508)    $(6,712)
                                                                 --------    -------     -------     -------     -------
                                                                 --------    -------     -------     -------     -------

Income (loss) from continuing operations per
 share (3) ....................................................  $   0.00    $  0.10     $  0.18     $ (0.12)    $ (0.78)
Loss from discontinued operations per share (3) ...............     (0.05)     (0.03)      (0.08)      (0.19)         --
                                                                 --------    -------     -------     -------     -------
Net income (loss) per share (3) ...............................  $  (0.05)   $  0.07     $  0.10     $ (0.31)    $ (0.78)
                                                                 --------    -------     -------     -------     -------
                                                                 --------    -------     -------     -------     -------

Weighted average shares outstanding (3) .......................     6,512      6,995       7,162       8,074       8,619
                                                                 --------    -------     -------     -------     -------
                                                                 --------    -------     -------     -------     -------




BALANCE SHEET DATA:                                                                       MARCH 31,
                                                                 -------------------------------------------------------
                                                                   1995        1996        1997       1998        1999
                                                                   ----        ----        ----       ----        ----
Working capital................................................  $ 6,341     $12,745     $12,858     $29,284     $22,144
Long-term investments..........................................    6,533          --          --          --          --
Total assets...................................................   14,631      16,066      18,373      38,755      32,982
Long-term liabilities..........................................       --          --          --          64         205
Stockholders' equity (4).......................................   13,305      13,945      15,225      33,018      27,072


----------
(1) Research and development expenses include certain contract costs. See Note 1(d) to Consolidated Financial Statements.
(2) Discontinued operations reflect the results of the Company's dental subsidiary. See Note 2 to Consolidated Financial Statements.
(3) Number of shares and per share data were calculated on a diluted basis. See
    Note 1(g) to Consolidated Financial Statements.
(4) No cash dividends on Common Stock were declared or paid during any of the periods presented.

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

OVERVIEW

     The Company is a leader in the research and development of cardiac assist and heart replacement technology. The Company developed, manufactures and sells the BVS, a temporary cardiac assist device, and is developing the AbioCor, a totally implantable, battery powered, heart replacement device. The Company's operating results reflect the dual activities of commercial operations and investments in the research and development of new technologies.

     The BVS is a temporary cardiac assist device designed to provide a patient's failing heart with full circulatory assistance while allowing the heart to rest, heal and recover its function. The BVS can provide full circulatory assistance. It is approved by the FDA as a bridge-to-recovery device for the treatment of all patients with reversible heart failure. The
BVS consists of a pneumatic drive and control console, single-use external blood pumps and cannulae. All of the Company's product revenues are currently derived from the BVS product line. BVS revenues are split between sales to new customers and reorders from existing customers. In fiscal 1994, the first full year of marketing the BVS in the United States, the Company's focus was on obtaining market share beginning with the largest medical centers. As of March 31, 1999, the BVS had been purchased by over 425 medical centers in the United States, including over 80% of all centers that perform annually more than 500 heart surgeries. While continuing to seek additional new customers for the BVS, the Company is shifting its focus to emphasize increasing usage and product reorders by existing customers. Product reorder currently represents approximately half of BVS product revenues. During fiscal 1999, no single customer represented more than 5% of product revenues.

     Research and development is a significant portion of the Company's operations. The Company's research and development efforts are focused on the development of new products, primarily related to cardiac assist and heart replacement, and the continued enhancement of the BVS and related technologies. Government contracts and grants have supported much of the Company's research and development expenses in recent years. The Company's government-sponsored research and development contracts and grants generally provide for payment on a cost-plus-fixed-fee basis. The Company seeks funding from third parties, including government sources, to support its research and development programs in their early stages and generally limits the use of its own funds until the scientific risk associated with the potential product is reduced. The Company accounts for revenue under these contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. Revenues from contract research and development have fluctuated over the last three years and are dependent upon the availability of government contracts and grants to support the Company's research and development efforts, the annual amount of funds that have been appropriated by the government, and amount of work performed by the Company. At any time, the government can terminate, reduce or delay the funding for any of the Company's contracts. In addition, the Company cannot assure that it will be successful in obtaining any new government contracts or further extensions to existing contracts.

     In fiscal 1998, the Company began using its own resources to fund the further development of the AbioCor in amounts significantly in excess of the funding provided under the $8.5 million, four-year, AbioCor Contract awarded to the Company from the NHLBI in 1996. The Company estimates that the development of the AbioCor, including conducting pre-clinical and clinical studies and obtaining regulatory approvals, will require substantial funds. In fiscal 1999, the Company incurred $9.7 million in total research and development spending directed at the AbioCor including $7.7 million, or $0.89 per share, in excess of the amount appropriated under the Company's AbioCor Contract. Excluding these research and development expenses, the Company's income from continuing operations for fiscal 1999 would have been approximately $1.0 million or $0.11 per share. The Company cannot assure that it will be able to develop the AbioCor, or receive the required regulatory approvals to commence clinical trials on a timely basis or within budget, if at all.


RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:



                                                        YEAR ENDED MARCH 31,
                                                    ----------------------------
                                                    1997        1998        1999
                                                    ----        ----        ----
Revenues:
     Products..............................         72.4%        76.9%       81.8%
     Contracts.............................         27.6         23.1        18.2
                                                   -----        -----       -----
          Total revenues...................        100.0        100.0       100.0
                                                   -----        -----       -----
Costs and expenses:
     Cost of product revenues..............         29.5         29.0        30.7
     Research and development..............         25.1         40.5        60.9
     Selling, general and administrative...         40.5         40.3        44.2
                                                   -----        -----       -----
          Total costs and expenses.........         95.1        109.8       135.8
                                                   -----        -----       -----
Income (loss) from operations..............          4.9         (9.8)      (35.8)
Interest and other income, net.............          3.6          5.4         5.4
                                                   -----        -----       -----
Income (loss) from continuing operations             8.5%        (4.4)%     (30.4)%

Loss from discontinued operations                   (3.6)        (6.8)         --
                                                   -----        -----       -----

Net income (loss)                                    4.9%       (11.2)%     (30.4)%
                                                   -----        -----       -----
                                                   -----        -----       -----



     REVENUES. Increased product revenue was offset in fiscal 1999 by decreased contract revenue to result in total revenues, excluding interest income, of $22.1 million in fiscal 1999. Total revenues in fiscal 1998 and 1997 were $22.4 million and $15.0 million, respectively. This represents a decrease of 2% for fiscal 1999 and an increase of 49% for 1998 over the respective prior years.

     Product revenues increased to $18.1 million in fiscal 1999 from $17.3 million and $10.9 million in fiscal 1998 and 1997, respectively. The $0.8 million, or 5% increase in product revenue in fiscal 1999 was primarily attributable to a $1.2 million, or 8% increase in domestic revenue derived primarily from increased average selling prices of BVS disposable blood pumps offset by a decrease in international revenue of $0.4 million. Sales of blood pumps in fiscal 1998 included approximately $1.0 million of reorder pump revenue shipped from backlog. The Company generally operates with only a limited backlog. Without the effect of this backlog, the Company's domestic product revenues increased by $1.8 million, or 16% in fiscal 1999. Domestic unit sales of BVS blood pumps decreased in fiscal 1999 compared to fiscal 1998 without adjustment for the effect of this backlog but increased if the effect of the backlog is considered. The $6.4 million, or 59% increase in product sales between fiscal 1998 and fiscal 1997, was primarily attributable to increased unit sales and increased average selling prices of BVS single-use products. The effect of the backlog, as discussed above, had the effect of increasing fiscal 1998 revenues by approximately $1.0 million and reducing fiscal 1997 revenues by the same amount. Domestic product revenues included approximately $2.7 million, $1.3 million and $0.3 million from sales-type leases in fiscal 1999,

1998 and 1997, respectively. International revenues represented 3%, 6%, and 7% of product revenues in fiscal 1999, 1998, and 1997, respectively.

     Contract revenues decreased to $4.0 million in fiscal 1999 from $5.2 million and $4.2 million in fiscal 1998 and 1997, respectively. The 23% decrease in contract revenues in fiscal 1999 and 25% increase in fiscal 1998 were primarily attributable to the level of government appropriation and work performed by the Company on Phase II of the AbioCor government contract. The Company accounts for revenue under its government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. Through March 31, 1999, the government had appropriated $6.7 million of the $8.5 million Phase II AbioCor Contract amount. During fiscal 1999, the Company's expenditures under the AbioCor Contract exceeded the appropriated amount. As a result, in fiscal 1999, the Company recognized as revenue all of the remaining $1.8 million balance of the $6.7 million appropriated under the AbioCor Contract and used $7.7 million of its own resources to fund AbioCor development. The Company received notification in May 1999 that the government has appropriated the $1.8 million remaining under Phase II.

     Due to the nature of the Company's research and development projects and the timing of government appropriations, the Company believes that it will continue to experience significant quarterly fluctuations in contract revenues. The Company also believes that its total expenses to complete the development of the AbioCor will significantly exceed the remaining $1.8 million AbioCor Contract amount.

     As of March 31, 1999, the Company's total backlog of research and development contracts and grants was $5.2 million, including $1.8 million under the AbioCor and $0.9 million for AbioBooster contracts appropriated in May 1999. Total appropriated funds as of March 31, 1999, including the amounts recently appropriated for the AbioCor and AbioBooster contracts, were $4.4 million. Funding for the Company's government research and development contracts is subject to government appropriation, and all of these contracts contain provisions that make them terminable at the convenience of the government.

     COST OF PRODUCT REVENUES. Cost of product revenues represented approximately 37%, 38%, and 41% of product revenues for fiscal 1999, 1998, and 1997, respectively. The changes in cost of product revenues as a percent of product revenues were primarily attributable to increased average selling prices and the mix of product sold with a higher proportion of revenues derived from BVS blood pumps and sales-type leases in fiscal 1999 and 1998 compared to fiscal 1997. The higher fiscal 1997 cost of product revenues as a percentage of product revenues also included costs related to the Company's voluntary recall in fiscal 1997 of certain production lots of disposable BVS blood pumps.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for fiscal 1999 increased to $13.5 million compared to $9.1 million and $3.8 million in fiscal 1998 and 1997, respectively, representing increases of 48% and 141% for 1999 and 1998, respectively. These increases are primarily the result of increased expenditures for labor, materials, and professional services related to development and testing of the AbioCor and enhancements to the BVS. The Company anticipates that its research and development expenses will continue to be significant and may increase as a result of its plans to further develop and test the AbioCor, enhancements to the BVS and other potential new products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1999 increased to $9.8 million compared to $9.1 million and $6.1 million in fiscal 1998 and 1997, respectively, representing increases of approximately 8% and 49% for 1999 and 1998, respectively. The increases primarily reflected increased sales expenses, particularly increased personnel and sales commissions, related to the increase in product revenues, as well as additional administrative personnel and legal expenses.

     INTEREST AND OTHER INCOME. Interest and other income consist primarily of interest earned on the Company's short-term investments. Interest income was $1.2 million in fiscal 1999 and 1998 compared to $0.5 million in fiscal 1997. The higher interest income earned in the past two fiscal years primarily reflected the Company's higher average investment balances.

     DISCONTINUED OPERATIONS. Discontinued operations consist of the net revenues, costs and expenses of the Company's dental subsidiary, ABIODENT. In fiscal 1998, the Company made the decision to shift all of its focus to the Company's core cardiovascular business and to sell, license or otherwise dispose of its dental business. The $1.5 million loss from discontinued operations for the year ended March 31, 1998 represents a loss from dental operations of $546,000, or $0.07 per share, and an estimated loss on the disposal of the business, its assets and extinguishment of liabilities of $967,000, or $0.12 per share. In fiscal 1999, the Company incurred costs associated with the discontinuance of operations of $402,000, and wrote off remaining net assets totaling $335,000. As of March 31, 1999, a reserve of approximately $230,000 remains as a contingency against additional costs associated with the discontinuation of the dental business.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had $18.2 million in cash and short-term marketable securities. The Company also has a $3,000,000 line of credit from a bank that expires in September 1999, and which was entirely available at March 31, 1999.

     During fiscal 1999, operating activities used $7.4 million of cash. Net cash used by operating activities in fiscal 1999 reflected a net loss of $6.7 million, including depreciation and amortization expense of $1.4 million, an increase in accounts receivable of approximately $1.1 million, increases in inventory, prepaid expenses and other current assets of approximately $0.6 million each, and a decrease in accounts payable of approximately $1.2 million. These uses of cash were partially offset by an increase in accrued expenses of approximately $1.9 million. The increase in accounts receivable is primarily attributable to increased revenues and extended collection periods for certain accounts. The increase in inventory reflects increased production levels and a decision by the Company to increase inventory levels for certain products and component parts. The decrease in accounts payable is primarily attributed to the timing of purchases of direct material and capital equipment for manufacturing, research and development. The increase in accrued expenses reflects timing of payments and increased operating activity throughout the Company, including increased size of payroll and payroll related costs.

     During fiscal 1999, investing activities provided $13.3 million of cash. Net cash provided by investing activities included $14.8 million of sales of short-term marketable securities, net of short-term marketable securities purchased during the year, and $1.6 million of purchases and improvements of property and equipment. In January 1999, the Company entered into an operating lease for approximately 80,000 square feet of space in a building addition currently under construction within the same industrial park as its current facilities. Scheduled to be occupied by the Company in phases during 1999 and 2000, the Company intends to use this facility to consolidate and expand it headquarters, manufacturing and research and development. In particular, the Company intends to move all of the manufacturing of its current products to the new facility. The Company anticipates that it may incur additional costs of approximately [$1.3 million] for improvements to this new facility, including costs to construct and qualify manufacturing clean rooms and costs for internal information and telephone systems and furniture.

     The Company believes that its revenues and existing resources will be sufficient to fund its planned operations, including the planned increases in its internally funded AbioCor and new BVS development and product extension efforts, for at least the next twelve months. However, the Company estimates that it will require significant additional funds in order to complete the development, conduct clinical trials, and achieve regulatory approvals of the AbioCor and other products under development over the next several years. See "Risk Factors - Future Capital Needs and Uncertainty of Additional Funding."


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

DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT.

DEPENDENCE ON BVS PRODUCT LINE; EARLY STAGE OF BVS MARKET DEVELOPMENT

     In the fiscal year ended March 31, 1999, sales of the BVS product line, including related services, represented all of the Company's product revenues. The Company believes that its dependence on the BVS product line is likely to continue for at least the next several years, unless and until the Company successfully develops, obtains regulatory approvals for and sells new products.

     The Company has initially focused its marketing efforts on larger medical centers and hospitals. The commercial success of the BVS will be dependent upon both the Company's ability to sell the BVS to smaller hospitals and medical centers, which generally have more limited financial resources, and to increase the use of the BVS at those medical centers and hospitals which have purchased the systems. The Company cannot assure that it will be successful in marketing the BVS. Advances in medical technology, biotechnology and pharmaceuticals may reduce the size of the potential markets for the Company's products or render those products obsolete. Failure of the Company to expand the market for and use of the BVS would have a material adverse effect on its business, financial condition and results of operations.

UNCERTAINTY OF PRODUCT DEVELOPMENT AND CLINICAL TRIALS

     The Company has developed and markets a limited number of products and believes that its future success will in large part be dependent upon its ability to develop and market innovative new products, such as the AbioCor. The successful development of these products presents enormous challenges. The Company must demonstrate that the AbioCor, which is being designed to assume the full pumping function of both the left and right ventricles of the heart, can operate effectively and reliably within a patient over an extended period. For many years, the Company and others have been attempting to develop products that meet these criteria and have not yet been successful. Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through pre-clinical studies and clinical trials that the product is safe and effective. Initial pre-clinical testing of the AbioCor and other products being developed by the Company will be conducted in simulated environments and animal models to demonstrate safety and effectiveness over an extended period of time before they are permitted to be clinically tested in humans. The Company cannot assure that it will be able to successfully complete pre-clinical testing of the AbioCor or other products being developed by the Company and receive FDA approval to initiate clinical trials of such products in a timely manner, if at all. Moreover, pre-clinical trials may not be predictive of results that will be obtained in clinical trials. Any significant delays in, or termination of, pre-clinical trials of the Company's products under development would have a material adverse effect on the Company's business, financial condition and results of operations.

     Clinical trials for the Company's cardiac assist and heart replacement products will be conducted with patients who are critically ill. During the course of treatment, these patients may die or suffer other adverse medical effects for reasons that may not be related to the product being tested but which can nevertheless affect clinical trial results. A number of companies in the medical device industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Clinical trials of the Company's AbioCor and other products under development may be delayed or terminated as a result of many factors, and there is a substantial risk that the Company could experience similar delays or terminations. One such factor is the rate of enrollment of patients, which generally varies throughout the course of a clinical trial and which depends on the size of the potential patient population, the number of clinical trial sites, the proximity of the patients to clinical trial sites, the eligibility criteria for the trial and the existence of competitive clinical trials. The Company cannot control the rate at which patients present themselves for enrollment, and the Company cannot assure that the rate of patient enrollment will be consistent with the Company's expectations or be sufficient to enable clinical trials of the Company's products under development to be completed in a timely manner, if at all. Any significant delays in, or termination of, clinical trials of the Company's products under development would have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the Company's product development activities, including AbioCor, will be subject to numerous other risks associated with new product development, including unanticipated delays, expenses, technical problems or other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products. Given the uncertainties inherent with product development and introduction, the Company cannot assure that any if its products under development will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals, on a timely basis and within budget, if at all, or that any of these products will be commercially successful if such approvals are obtained.

ANTICIPATED FUTURE LOSSES

     The Company is using its own resources to fund the further development of the AbioCor in amounts significantly in excess of the funding provided under the Company's development contract for the AbioCor with the NHLBI ("AbioCor Contract"). The Company estimates that the development of the AbioCor, including conducting pre-clinical and clinical studies and obtaining regulatory approvals, will require substantial funds. Its spending under the AbioCor Contract in the fiscal year ended March 31, 1999 exceeded by approximately $7.7 million the amount that the government has appropriated for that contract. . The Company believes that its total expenses to complete the development of the AbioCor will significantly exceed the $1.8 million appropriated for fiscal 2000 under the AbioCor Contract amount. As a result, the Company believes that it is likely that the Company will continue to incur losses from continuing operations. The amount and duration of these losses will depend upon a number of factors, including the Company's ability to increase sales and profitability of its present products, to develop and obtain regulatory approvals for new products and product enhancements, and to successfully manufacture and market these new products and enhancements, as well as the timing and extent of the Company's spending related to product development and the timing of government appropriations related to the Company's NHLBI contracts.

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

     In January 1999, the Company entered into an operating lease for approximately 80,000 square feet of space in a building addition currently under construction within the same industrial park as its current facilities. Scheduled to be occupied by the Company in phases during 1999 and 2000, the Company intends to use this facility to consolidate and expand it headquarters, manufacturing and research and development. In particular, it is the Company's intention to move all of the manufacturing of its current products to the new facility. The Company cannot assure that the products manufactured in the new facility will be manufactured at the same cost and quality as the BVS is currently being manufactured. In addition, to the extent that the Company's products under development have been manufactured, they have been manufactured as prototypes with, at most, pilot-scale production. The Company's products under development are likely to involve additional manufacturing complexities and high quality requirements. The Company cannot assure that it will be able to increase production of the BVS or manufacture future products, if developed and approved, in commercial quantities on a consistent and timely basis, with acceptable cost and quality. The inability to manufacture current and future products in sufficient quantities in a timely manner, and with acceptable cost and quality, would have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF MARKET WITHDRAWAL OR PRODUCT RECALL

     Complex medical devices, such as the BVS and other of the Company's products under development, can experience performance problems that require review and possible corrective action by the manufacturer. Similar to many other medical device manufacturers, the Company periodically receives reports from users of its products relating to performance difficulties that they have encountered. The Company expects that it will continue to receive customer reports regarding the performance and use of the BVS. Component failures, manufacturing errors or design defects that could result in an unsafe condition or injury to the patient could occur. Certain of these failures or defects have been deemed sufficiently serious by the Company to result in recalls of products associated with certain manufacturing lots or containing certain components. Any product problems could result in market withdrawals or recalls of products, voluntarily or required, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company cannot assure that a product recall will result in the recovery of all defective products or prevent customers from using these products. The use of a defective product could result in injury to a patient and significant liability to the Company, which could have a material adverse effect on its business, financial condition and results of operations.

FLUCTUATIONS AND UNPREDICTABILITY OF OPERATING RESULTS

     The Company's annual and quarterly operating results have fluctuated and the Company expects these fluctuations to continue. Significant annual and quarterly fluctuations in the Company's results of operations may be caused by, among other factors, the overall state of health care and cost containment efforts, economic conditions in the Company's markets, the expense and timing of the Company's development efforts for a particular product or product enhancement, the timing of regulatory actions, the potential need to recall or rework products from time to time, timing of government appropriations related to the Company's research contracts and grants, the timing of or changes in third-party reimbursement policies for the Company's products, the timing of expenditures in anticipation of future sales, variations in the Company's product mix and component costs, the availability of components, the timing of customer orders, adjustments of delivery schedules to accommodate customers, inventory levels of products at customers (including inventory at distributors), changes in the government's funding policies under the Company's existing contracts, pricing and other competitive conditions, and the timing of the announcement, introduction and delivery of new products and product enhancements by the Company and its competitors. Customers may also cancel or reschedule shipments, and production difficulties could delay shipments. The price for the BVS console is significantly higher than for the single-use blood pumps. As a result, variations in the number and timing of consoles sold have a disproportionate effect on the Company's revenues and results of operations. The Company also believes that BVS sales may be somewhat seasonal, with reduced sales in the summer months, reflecting hospital personnel and physician vacation schedules. In fiscal 2000, the Company anticipates potentially significant annual and quarterly fluctuations in contract revenues and research and development costs due to the timing of additional government appropriations under the AbioCor Contract and to increased levels of Company spending.

MARKETS FOR PRODUCTS UNDER DEVELOPMENT UNPROVEN

     Most of the Company's products under development, including the AbioCor, are targeting new and unproven markets. The Company cannot assure that the AbioCor or other products under development by the Company will gain any degree of market acceptance among physicians, medical centers and third party payers, including managed care organizations, even if necessary regulatory approvals and reimbursement are obtained. As a result, it is likely that the Company's evaluation of the potential markets for these products will materially vary with time. In addition, the effective use of these products will likely require development of new surgical techniques by well-trained physicians, which will initially limit the market for the Company's products. Physicians, patients and society as a whole may have ethical concerns or be reluctant to accept medical devices designed to replace the heart. The timing and amount of reimbursement, if any, by third-party payers for the use of these products, if developed, will also have a significant impact on the market for these products. Other companies may also introduce products or technologies that will compete with these products, reduce the market for these products, or render these products obsolete. The Company cannot assure that it will be able to market successfully any of its products under development, if and when these products are developed. Failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL; RISKS ASSOCIATED WITH GROWING NUMBER OF EMPLOYEES

     The Company is highly dependent on the principal members of its scientific, sales, and management staff, the loss of whose services could have a material adverse effect on the Company's business, financial condition and results of operations. Competition among medical device companies for highly skilled scientific, sales and management personnel is intense. The Company cannot assure that it will be able to attract and retain all personnel necessary for the development of its business. Failure to do so could have a material adverse effect on its business, financial condition and results of operations.

     In recent years the Company has experienced a significant increase in the number of its full-time employees, from 79 at April 1, 1996 to 186 at June 1, 1999. Moreover, the Company intends to continue to add additional employees to support its development and expanding manufacturing, marketing and sales efforts. The expansion of the Company's personnel has placed additional demands upon, and may significantly strain the Company's management, financial systems and other resources. The Company cannot assure that it will be able to successfully manage its growing number of employees. Failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.


FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

     The Company is working on the research and development of several long-term projects and is placing increased emphasis on development of the AbioCor and other technologies, which will result in significantly increased internally funded research and development expenditures. These costs include costs of pre-clinical and clinical trials and regulatory approvals. The Company estimates that the cost of developing the AbioCor and other products will be significant. The Company estimates that it will require significant additional funds in order to complete the development and achieve regulatory approvals of the AbioCor and other products under development. Generally, estimates of long-term project costs are extremely imprecise and cost overruns are common. As a result, the Company may require significantly more resources than estimated to complete the development of the AbioCor and its other products. The Company plans to fund this effort through a combination of the AbioCor Contract, existing resources, sales of additional securities and cash flow from sales of its existing products. The Company may not be able to obtain sufficient funds on favorable terms, if at all, to complete the development of the AbioCor and other products. Moreover, the Company may require additional funds to commence the manufacture and marketing of the AbioCor or any of the Company's other products under development in commercial quantities, if and when approved or cleared by the regulatory authorities. Failure of the Company to obtain any required additional funding could delay product development and otherwise materially and adversely affect the business of the Company.

COMPETITION AND TECHNOLOGICAL CHANGE

     Competition in the cardiac assist market is intense and subject to rapid technological change and evolving industry requirements and standards. Many of the companies developing or marketing cardiac assist products have substantially greater financial, product development, sales and marketing resources and experience than the Company. These competitors may develop superior products or products of similar quality at the same or lower prices. Moreover, improvements in current or new technologies could make them technically equivalent or superior to the Company's products in addition to providing cost or other advantages. Other advances in medical technology, biotechnology and pharmaceuticals may reduce the size of the potential markets for the Company's products or render those products obsolete.

     The BVS is a medical device that can provide full circulatory assistance. It is approved by the FDA as a bridge-to-recovery device for the treatment of all patients with reversible heart failure. In May 1998, Thoratec Laboratories Corporation received FDA approval to market their device for postcardiotomy recovery of the natural heart, which represents the primary patient population historically addressed by the BVS. The Company is not aware of any other Company that has applied for FDA approval of a device which is competitive with the BVS. Approval by the FDA of products that compete directly with the BVS increases competitive pricing and other pressures and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is aware of other heart replacement device development efforts in the United States, Canada, Europe and Japan. Pennsylvania State University is developing a heart replacement device with significant NHLBI support. There are a number of companies, including Thermo Cardiosystems, Inc. and Novacor, a division of Baxter International, Inc., which are developing permanent cardiac assist products, including implantable left ventricular assist devices ("LVADs") and miniaturized rotary ventricular assist devices, that may address markets that overlap with those targeted by the Company's AbioCor and other ABIOMED products under development.

     The Company's customers frequently have limited budgets. As a result, the Company's products compete against the broad range of medical devices for these limited funds. The Company's success will depend in large part upon its ability to enhance its existing products and to develop new products to meet regulatory and customer requirements and to achieve market acceptance. The Company believes that important competitive factors with respect to the development and commercialization of its products include the relative speed with which it can develop products, establish clinical utility, complete clinical testing and regulatory approval processes, obtain reimbursement and supply commercial quantities of the product to the market. The Company cannot assure that it will be able to compete successfully.

GOVERNMENT REGULATION

     Clinical testing, manufacture and sale of the Company's products and products under development, including the BVS and the AbioCor, are or will be subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

     The Company is also subject to regulation in each of the foreign countries in which it sells its products. Many of the regulations applicable to the Company's products in these counties are similar to those of the FDA. The Company believes that foreign regulations relating to the manufacture and sale of medical devices are becoming more stringent. The European Union has adopted regulations requiring that medical devices comply with the Medical Device Directive by June 14, 1998, which includes ISO-9001 and CE certification. The Company's BVS has been awarded ISO-9001 and CE certification. Many manufacturers of medical devices, including the Company, have often relied on foreign markets for the initial commercial introduction of their products. The more stringent foreign regulatory environment could make it more difficult, costly and time consuming for the Company to pursue this strategy for new products.

     Any FDA, foreign or state regulatory approvals or clearances, once obtained, can be withdrawn or modified. Such approvals and clearances are subject to audit and perpetual review. Delay in the Company obtaining, or inability of the Company to obtain and maintain, any necessary United States or foreign clearances or approvals for new or existing products or product enhancements, or cost overruns resulting from these regulatory requirements, would have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON GOVERNMENT CONTRACTS

     The Company generally relies on external funding for a significant portion of its basic research and development, primarily through government research contracts and grants. Such funding has been obtained for the initial development of most of the Company's current products and products under development. In particular, in September 1996, the Company was awarded by the NHLBI a four-year $8.5 million extension to its AbioCor Contract, and in September 1995 the Company was awarded a five-year $4.3 million contract from the NHLBI for the development of the Company's AbioBooster. As of March 31, 1999, the Company's total backlog of government contracts and grants was $5.2 million. Such contracts and grants are not expected to be sufficient to commercialize the underlying products, and for certain products, including the AbioCor, the costs of product development in excess of the contract value are significant. The Company's strategy is to continue to seek government contracts and grants to support development efforts. Funding for the Company's government research and development contracts is subject to government appropriation, and all of these contracts contain provisions, which make them terminable at the convenience of the government. The government could terminate or reduce or delay the funding for any of the Company's contracts at any time. In addition, the Company may not be successful in obtaining any new government contracts or further extensions to existing contracts. A significant reduction of funding under the Company's government contracts could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON LIMITED SOURCES OF SUPPLY

     The Company relies on outside vendors to supply certain components used in the BVS and in its products under development. Certain of the components of the BVS are supplied by sole source vendors or are custom made for the Company. From time to time, suppliers of certain components of the BVS have indicated that they intend to discontinue, or have discontinued, making such components. In addition, certain of these components are supplied from single sources due to quality considerations, costs or constraints imposed by regulatory authorities. There are relatively few additional sources of supply for certain components and establishing additional or replacement suppliers for such components cannot be accomplished quickly and may require FDA approval. In the past, certain suppliers have announced that, due to government regulation or in an effort to reduce potential product liability exposure, they intend to limit or terminate sales of certain products to the medical industry. The Company cannot assure that, if such an interruption were to occur, the Company would be able to find suitable alternative supplies at reasonable prices or would be able to obtain requisite regulatory approvals in a timely manner, if at all. Similarly, when and if the Company reaches the clinical testing stage of its products under development, it may find that certain components become more difficult to source from outside vendors due to the product liability risk perceived by those vendors. The Company's inability to obtain acceptable components in a timely manner or to find suitable replacements at an acceptable cost would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON THIRD-PARTY REIMBURSEMENT

     The Company's BVS product is, and most of its products under development, are intended to be sold to medical institutions. Medical institutions and their physicians typically seek reimbursement for the use of these products from third-party payers, including Medicare, Medicaid, private health insurers and managed care organizations. As a result, market acceptance of the Company's current and proposed products may depend in large part on the extent to which reimbursement is available to medical institutions and their physicians for use of the Company's products.

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

     No reimbursement levels have been established for the Company's products under development, including the AbioCor. Prior to approving coverage for new medical devices, most third-party payers require evidence that the product has received FDA approval or clearance for marketing, is safe and effective and not experimental or investigational, and is medically necessary and appropriate for the specific patient for whom the product is being used. Increasing numbers of third-party payers require evidence that the procedures in which the products are used, as well as the products themselves are cost-effective. The Company cannot assure that its products under development will meet these criteria, that third-party payers will reimburse physicians and medical institutions for the use of the products or that the level of reimbursement will be sufficient to support the widespread use of the products. Furthermore, the Company cannot assure that third-party payers will continue to provide reimbursement for the use of BVS. Moreover such payers could reduce the current level of reimbursement for the product. Failure to achieve adequate reimbursement for its current or proposed products would have a material adverse effect on the Company's business, financial condition and results of operations.

POTENTIAL INADEQUACY OF PRODUCT LIABILITY INSURANCE

     The Company's business involves the risk of product liability claims inherent in the manufacture and marketing of life support systems. There are many factors beyond the control of the Company that could result in the failure of the BVS to sustain the life of a patient; the most important of which is the condition of the patient prior to the use of the product. As a result, many of the patients using the BVS do not survive. In addition, the effectiveness of the Company's products could be adversely affected by the reliability of the physicians, nurses and technicians using and monitoring the use of the product, and the maintenance of the product by the Company's customers. The failure of the BVS or any other life support system under development by the Company to save a life could give rise to product liability claims and result in negative publicity that could have a material adverse effect on the Company's business, financial condition and results of operations. The Company currently maintains product liability insurance, subject to certain deductibles and exclusions. The Company cannot assure that this insurance will be sufficient to protect the Company from product liability claims, or that product liability insurance will continue to be available to the Company at a reasonable cost, if at all.

     The risk of product liability claims against the Company may increase as the Company introduces new products under development, particularly products such as the AbioCor that are intended for permanent life support. The AbioCor will have a finite life and could cause unintended complications to other organs. The eventual failure of the AbioCor could give rise to product liability claims, regardless of whether the AbioCor has extended or improved the quality of the patient's life beyond that expected without the use of the AbioCor. As a result of the additional product liability risks that will be associated with the AbioCor and other products under development by the Company, the Company cannot assure that it will be able to secure product liability insurance for these products, when and if developed, or that such insurance will be sufficient to protect the Company at an acceptable cost. The failure of the Company to be able to obtain adequate product liability insurance, if any, for these products could have a material adverse effect on its business, financial condition and results of operations.

DEPENDENCE ON PATENTS AND PROPRIETARY KNOW-HOW

     The Company's business depends significantly upon its proprietary technology. The Company relies on a combination of trade secret laws, patents, copyrights, trademarks and confidentiality agreements and other contractual provisions to establish, maintain and protect its proprietary rights, all of which afford only limited protection. Others could independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its trade secrets.

     The Company has been issued or allowed 26 patents and has pending 13 patent applications in the United States. The Company has obtained or applied for corresponding patents for certain of these patents and patent applications in a limited number of foreign countries. These patents relate to the BVS and certain of its products under development including the AbioCor. The Company's United States patents expire at various times from 2003 to 2018. The Company cannot assure that any of its pending patent applications or any future applications will be approved, that any patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not render the Company's patents obsolete or otherwise have an adverse effect on the Company's ability to conduct business. Because foreign patents may afford less protection under foreign law than is available under United States patent law, the Company cannot assure that any such patents issued to the Company will adequately protect the Company's proprietary information. Others may have filed and may file patent applications in the future that are similar or identical to those of the Company. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or opposition proceedings before a foreign patent office that could result in substantial cost to the Company. Any such interfering patent or patent application could have priority over patent applications filed on behalf of the Company or there is a risk that the Company would not prevail in any opposition proceeding.

     The medical device industry is characterized by a large number of patents and by frequent and substantial intellectual property litigation. The Company's products and technologies could infringe or violate any patents or proprietary rights of third parties. The Company has in the past and may in the future be notified that it may be infringing or violating proprietary rights possessed by others. Any intellectual property litigation would be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition and results of operations. Infringement or other claims could be asserted in the future and such assertions, if proven to be true, could prevent the Company from selling its products or materially and adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company's proprietary rights, it may seek to enter into a royalty or licensing arrangement. The Company cannot assure, however, that a license will be available on reasonable terms, or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented or otherwise proprietary technology. Such actions could be costly and would divert the efforts and attention of the Company's management and technical personnel, which would materially and adversely affect the Company's business, financial condition and results of operations.

    On January 20, 1998, World Heart Corporation and the Ottawa Heart Institute Research Corporation filed a complaint in the United States District Court for the District of Delaware. The complaint seeks damages and injunctive relief for alleged breaches of contract, misappropriation of trade secrets, conversion of trade secrets and patent infringement by the Company. These claims and allegations relate to certain technology used in its transcutaneous energy transmission system that is a component of the AbioCor under development by the Company. The Company does not believe that it uses any technology that is proprietary to World Heart Corporation or the Ottawa Heart Institute.
Moreover, the Company does not believe that it is infringing any patent or other intellectual property rights of the plaintiffs and is vigorously defending this position. The Company cannot assure that it will prevail in the defense of these claims and allegation or in the defense of any future infringement or other claim, if made. If infringement or violation of the patent or other proprietary rights were determined to exist, the Company would either be required to use or develop alternative technology for its transcutaneous energy transmission system, to seek a license of the technology or modify its AbioCor design to tether patients to an external console. In such a circumstance the Company may not be able to obtain a license of this technology on a timely basis or on reasonable terms, if at all. In addition, the Company cannot assure that it could develop or license alternative technology on a timely basis, if at all, to allow for the safe and effective transmission of energy into the body without wires penetrating the skin. As a result, a determination of infringement or violation could have a material adverse effect on the Company's development of the AbioCor and on its business, financial condition and results of operations. Any patent or intellectual property dispute or litigation could result in product development delays, would be costly and could divert the efforts and attention of the Company's management and technical personnel, and could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000 READINESS DISCLOSURE

     As the year 2000 approaches, it is generally anticipated that computers, software and other equipment utilizing microprocessors may be unable to function properly. The Company has evaluated this potential issue with respect to its products, its financial and management information systems and its suppliers. With respect to the Company's products, the software controlling the BVS drive console includes internal counters, but the BVS operation is not related in any way to a specific calendar date. Accordingly, the Company believes that the BVS will not need any repair or modification with regard to the year 2000 issue. With respect to the Company's financial and management information systems, the Company successfully installed and tested a year 2000 upgrade to its primary system and is currently working on execution of a plan to ensure that all personal computers ("PCs") and applications are fully assessed and updated to be year 2000 compliant before the end of 1999. To date, expenditures for new PCs, software applications, and operating systems under the Company's year 2000 plan have amounted to less than $100,000. Remaining expenditures to complete the plan are expected to be immaterial. With respect to its suppliers, the Company is completing an assessment of vendors begun in fiscal 1999 and is increasing safety stocks of materials and inventory where a prolonged loss of material and inventory deliveries would have an adverse impact on the Company's business, financial condition and results of operations. The Company has also made inquiries to assess its key service providers such as its financial institutions, its payroll service provider, and its retirement plan administrator as to their year 2000 readiness and has received assurances that the vendors' critical systems have been updated, tested, and found to be compliant.

     Although management does not expect year 2000 issues to have a material impact on its business or future results of operations, there may be interruptions of operations or other limitations of system functionality or the Company may incur significant costs to avoid such interruptions or limitations. To the extent that the Company does not eliminate all year 2000 issues, the most likely worst case year 2000 scenario is systemic failures beyond the control of the Company, such as prolonged telecommunications or electrical failure, or a general disruption in supplies and services provided to the Company which could have a material adverse effect on the Company's business, results of operations and financial condition.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      The Company does not use derivative financial instruments for speculative or trading purposes. However, it is exposed to market risk related to changes in interest rates. The Company maintains an investment portfolio consisting mainly of federal agency obligations, state and municipal bonds, and U.S. Treasury notes with maturiturities of one year or less. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 1999, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting principles or practices or financial statement disclosure between the Company and its accountants during the fiscal year ended March 31, 1999.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS


                                                                                                              PAGE
                                                                                                              ----
Report of Independent Public Accountants...........................................................           F-1
Consolidated Balance Sheets as of March 31, 1998 and 1999..........................................           F-2
Consolidated Statements of Operations for the Fiscal Years Ended March 31, 1997, 1998 and 1999.....           F-3
Consolidated Statements of Stockholders' Investment for the Fiscal Years Ended March 31, 1997,
     1998 and 1999.................................................................................           F-4
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 1997, 1998 and 1999.....           F-5
Notes to Consolidated Financial Statements.........................................................           F-6



(A) (2)  FINANCIAL STATEMENT SCHEDULES

     Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A) (3) EXHIBITS

         (3)  Articles of Incorporation and By-Laws.

              (a) Restated Certificate of Incorporation - filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-36657) (the "1997 Registration Statement").*

              (b) Restated By-Laws - filed as Exhibit 3.02 the September 1996 10-Q.*

              (c) Certificate of Designations of Series A Junior Participating Preferred Stock - filed as Exhibit 3.3 to the 1997 Registration Statement.*

         (4) Instruments defining the rights of Security Holders, including Indentures.

              (a) Specimen Certificate of Common Stock - filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-14861) (the "1987 Registration Statement").*

              (b) Description of Capital Stock (contained in the Restated Certificate of Incorporation filed as Exhibit 3.1 to the 1997 Registration Statement and in the Certificate of Designations of Series A Junior Participating Preferred Stock filed as
                   Exhibit 3.3 to the 1997 Registration Statement).*

              (c) Rights Agreement between the Company and BankBoston, N.A., as Rights Agent dated as of August 13, 1997 (including Form of Rights Certificate attached thereto as Exhibit A) filed as
                   Exhibit 4 to the Company's Current Report on Form 8-K, dated August 13, 1997.*

         (10) Material Contracts.

              (a) Option to Purchase Developed Technology between the Company and the Partnership - filed as Exhibit 10.06 to the 1987 Registration Statement.*

              (b) Bill of Sale and Technology Transfer and Intellectual Property Agreement between the Company and the Partnership - filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.*

              (c) Facility Leases dated September 30, 1993 for the premises at 33 Cherry Hill Drive - filed as Exhibit 10(e) to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1994 (the "1994 Form 10-K"), as amended per the First Amendment to Lease filed as Exhibit 10.03 to the Company's Form 10-Q for the fiscal quarter ended December 31, 1996.*

              (d)  Form of Indemnification Agreement for Directors and Officers
                   - filed as Exhibit 10.13 to the 1987 Registration Statement.*

              (e) Abiomed Limited Partnership Amended and Restated Certificate and Agreement of Limited Partnership (without schedule of Partners) - filed as Exhibit 10.15 to the 1987 Registration Statement.*

              (f)  1992 Combination Stock Option Plan, as amended - filed as
                   Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1997 (the "September 1997 10-Q").* **

              (g)  1988 Employee Stock Purchase Plan, as amended - filed as
                   Exhibit 10.1 to the Company's September 1997 10-Q.* **

              (h) 1989 Non-Qualified Stock Option Plan for Non-Employee Directors - filed as Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1995.* **

              (i)  NHLBI Contract Extension for Total Artificial Heart filed as
                   Exhibit 10.01 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1996.*

              (j) Facility Lease dated September 30, 1993 as amended on November 19, 1993, for the premises at 24B Cherry Hill Drive
                   - filed as Exhibit 10(p) to the Company's Form 10-K for the fiscal year ended March 31, 1994.*

              (k) Facility Lease dated August 8, 1996 for the lease of additional space at 33 Cherry Hill Drive - filed as Exhibit
                   10.02 to the Company's Form 10-Q for the fiscal quarter ended December 31, 1996.*

              (l) Facility Lease dated January 8, 1999 for the premises at 22 Cherry Hill Drive - filed as Exhibit 10 to the Company's Form 10-Q for the fiscal quarter ended December 31, 1998.*

              (m) 1998 Equity Incentive Plan - filed as Exhibit 10 to the Company's Form 10-Q/A for the fiscal quarter ended September 30, 1998.* **

              (n) Common Stock Purchase Agreement between the Company and Genzyme Corporation - filed as Exhibit 99.2 to the 1997 Registration Statement.*

              (o) Common Stock Purchase Agreement between the Company and certain Directors - filed as Exhibit 99.3 to the 1997 Registration Statement.*

         (11) Statement re computation of Per Share Earnings - see Note 1(g), Notes to Consolidated Financial Statements.

         (21) Subsidiaries of the Registrant.

         (23) Consent of Arthur Andersen LLP.

         (27) Financial Data Schedules.

              (1) Financial Data Schedule as of March 31, 1999 for the fiscal year ended March 31, 1999.

              (2) Financial Data Schedule as of March 31, 1998 for the fiscal year ended March 31, 1998.

              (3) Financial Data Schedule as of March 31, 1997 for the fiscal year ended March 31, 1997.

(B)      REPORTS ON FORM 8-K

         The Company did not file any current reports on Form 8-K during the quarter ended March 31, 1999.

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


                                  ABIOMED, Inc.

Dated:   June 25, 1999            By: /s/ David M. Lederman
                                     ---------------------------
                                     David M. Lederman, Chairman
                                     of the Board, President
                                     Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                            DATE
---------                           -----                            ----

/s/ DAVID M. LEDERMAN        Chairman of the Board,            June 25, 1999
---------------------        Chief Executive Officer
David M. Lederman            President and Director

/s/ John F. Thero            Vice President Finance            June 25, 1999
---------------------        Chief Financial Officer
John F. Thero                Principal Accounting Officer

/s/ W. Gerald Austen         Director                          June 25, 1999
---------------------
W. Gerald Austen

/s/ Paul Fireman             Director                          June 25, 1999
---------------------
Paul Fireman

/s/ John F. O'Brien          Director                          June 25, 1999
---------------------
John F. O'Brien

/s/ Desmond O'Connell        Director                          June 18, 1999
---------------------
Desmond O'Connell

/s/ Henri A. Termeer         Director                          June 25, 1999
---------------------
Henri A. Termeer

                         ABIOMED, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1998 AND 1999
                         TOGETHER WITH AUDITORS' REPORT

                                      INDEX


                                                                              PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                       F-1


CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998 AND 1999                      F-2


CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
ENDED MARCH 31, 1997, 1998 AND 1999                                            F-3


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999                              F-4


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
ENDED MARCH 31, 1997, 1998 AND 1999                                            F-5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-6 - F-20


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To ABIOMED, Inc.:

We have audited the accompanying consolidated balance sheets of ABIOMED, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ABIOMED, Inc. and subsidiaries as of March 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP
Boston, Massachusetts
April 30, 1999

                         ABIOMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                           March 31,
                                                                   -------------------------
                                        ASSETS                         1998          1999
    CURRENT ASSETS:
     Cash and cash equivalents (Note 1)                            $ 2,683,151   $ 9,279,210
     Short-term marketable securities (Note 1)                      23,714,641     8,902,031
     Accounts receivable, net of allowance for doubtful accounts
      of approximately $204,000  at March 31, 1998 and 1999          5,356,348     6,437,225
     Inventories (Note 1)                                            2,327,442     2,895,857
     Prepaid expenses and other current assets                         208,387       335,403
                                                                   -----------   -----------

         Total current assets                                       34,289,969    27,849,726
                                                                   -----------   -----------

    PROPERTY AND EQUIPMENT, AT COST (Note 1):
     Machinery and equipment                                         4,100,905     5,443,930
     Furniture and fixtures                                            533,460       575,166
     Leasehold improvements                                          1,561,189     1,728,351
                                                                   -----------   -----------
                                                                     6,195,554     7,747,447
     Less--Accumulated depreciation and amortization                 2,674,238     3,884,088
                                                                   -------------------------
                                                                     3,521,316     3,863,359
                                                                   -----------   -----------
    OTHER ASSETS, NET (Note 8)                                         943,839     1,268,536
                                                                   -----------   -----------
                                                                   $38,755,124   $32,981,621
                                                                   -----------   -----------
                                                                   -----------   -----------




                      LIABILITIES AND STOCKHOLDERS' INVESTMENT              March 31,
                                                                  ---------------------------

                                                                        1998         1999
    CURRENT LIABILITIES:
     Accounts payable                                             $  2,057,473   $    874,648

     Accrued expenses (Note 10)                                      2,948,604      4,830,620
                                                                  ------------   ------------
       Total current liabilities                                     5,006,077      5,705,268

    LONG-TERM LIABILITIES                                               63,604        204,816

    LIABILITIES OF DISCONTINUED OPERATIONS, NET (Note 2)               667,466             --

    COMMITMENTS (Notes 6 and 8)

    STOCKHOLDERS' INVESTMENT (Notes 3 and 7):
     Class B Preferred Stock, $.01 par value-
       Authorized--1,000,000 shares Issued and outstanding--none            --             --
     Common Stock, $.01 par value-
       Authorized--25,000,000 shares Issued and outstanding--
       8,567,015 shares and 8,650,802 shares at March 31, 1998
       and 1999, respectively                                           85,670         86,508
     Class A Common Stock, $.01 par value-
       Authorized--2,346,000 shares Issued and outstanding--none            --             --
       Additional paid-in capital                                   57,454,983     58,219,906
       Accumulated deficit                                         (24,522,676)   (31,234,877)
                                                                  ------------   ------------
          Total stockholders' investment                            33,017,977     27,071,537
                                                                  ------------   ------------
                                                                  $ 38,755,124   $ 32,981,621
                                                                  ------------   ------------
                                                                  ------------   ------------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                         ABIOMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           YEARS ENDED MARCH 31,
                                                                --------------------------------------------
                                                                     1997           1998             1999
REVENUES (Note 1):
   Products                                                     $ 10,872,203    $ 17,260,577    $ 18,078,957
   Contracts                                                       4,150,752       5,184,859       4,010,647
                                                                ------------    ------------    ------------
                                                                  15,022,955      22,445,436      22,089,604
                                                                ------------    ------------    ------------

COSTS AND EXPENSES:
   Cost of product revenues                                        4,427,189       6,502,256       6,772,132
   Research and development (Note 1)                               3,772,609       9,090,517      13,449,545
   Selling, general and administrative                             6,081,884       9,054,095       9,772,292
                                                                ------------    ------------    ------------
                                                                  14,281,682      24,646,868      29,993,969
                                                                ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                        741,273      (2,201,432)     (7,904,365)

   Interest and other income, net                                    535,104       1,206,317       1,192,164
                                                                ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                           1,276,377        (995,115)     (6,712,201)


LOSS FROM DISCONTINUED OPERATIONS (NOTE 2)                          (541,113)     (1,512,649)            --
                                                                ------------    ------------    ------------

NET INCOME (LOSS)                                                $   735,264    $ (2,507,764)   $ (6,712,201)
                                                                ------------    ------------    ------------
                                                                ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS PER SHARE (Note 1):
   Basic                                                         $      0.18    $      (0.12)   $      (0.78)
   Diluted                                                              0.18           (0.12)          (0.78)
LOSS FROM DISCONTINUED OPERATIONS PER SHARE (Notes 1 and 2):
   Basic                                                               (0.07)          (0.19)             --
   Diluted                                                             (0.08)          (0.19)             --
                                                                ------------    ------------    ------------
NET INCOME (LOSS) PER SHARE (Note 1):
   Basic                                                         $      0.11    $      (0.31)   $      (0.78)
   Diluted                                                              0.10           (0.31)          (0.78)
                                                                ------------    ------------    ------------
                                                                ------------    ------------    ------------

WEIGHTED AVERAGE  SHARES OUTSTANDING (Note 1):
   Basic                                                           6,978,569       8,074,150       8,619,100
   Diluted                                                         7,162,347       8,074,150       8,619,100



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                         ABIOMED, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                                                                CLASS A
                                     COMMON STOCK             COMMON STOCK          ADDITIONAL                         TOTAL
                                 NUMBER         $.01        NUMBER      $.01         PAID-IN      ACCUMULATED       STOCKHOLDERS'
                               OF SHARES      PAR VALUE   OF SHARES   PAR VALUE      CAPITAL        DEFICIT          INVESTMENT

BALANCE, MARCH 31, 1996         5,518,054 $      55,180   1,428,000  $     14,280  $ 36,625,221    $(22,750,176)   $ 13,944,505


Conversion of Class A Common
 Stock to Common Stock          1,428,000        14,280  (1,428,000)      (14,280)           --              --              --

Stock options exercised            59,112           611          --            --       533,142              --         533,753

Stock issued to directors
 and under employee stock
 purchase plan                      3,116            11          --            --        11,530              --          11,541

   Net income                          --            --          --            --            --         735,264         735,264
                                ---------   -----------   ---------  ------------   -----------     -----------    ------------


BALANCE, MARCH 31, 1997         7,008,282        70,082          --            --    37,169,893     (22,014,912)     15,225,063

Sales of Common Stock, net      1,532,710        15,327          --            --    20,054,077              --      20,069,404

Stock options exercised            20,015           200          --            --       151,180              --         151,380

Stock issued to directors and
 under employee stock               6,008            61          --            --        79,833              --          79,894
 purchase plan

   Net loss                            --            --          --            --            --      (2,507,764)     (2,507,764)
                                ---------   -----------    --------  ------------  ------------    ------------    ------------

BALANCE, MARCH 31, 1998         8,567,015        85,670          --            --    57,454,983     (24,522,676)     33,017,977

Stock options exercised            69,400           694          --            --       635,447              --         636,141

Stock issued to directors
 and under employee stock
 purchase plan                     14,387           144          --            --       129,476              --         129,620

  Net loss                             --            --          --            --            --      (6,712,201)
                                                                                                                     (6,712,201)
                                ---------   -----------   ---------   -----------  ------------    ------------    ------------
BALANCE, MARCH 31, 1999         8,650,802   $    86,508          --    $       --  $ 58,219,906    $(31,234,877)   $ 27,071,537
                                ---------   -----------   ---------   -----------  ------------    ------------    ------------
                                ---------   -----------   ---------   -----------  ------------    ------------    ------------


THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         ABIOMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEARS ENDED MARCH 31,
                                                                     ----------------------------------------------
                                                                           1997           1998            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $    735,264    $ (2,507,764)   $ (6,712,201)
   Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
     Depreciation and amortization                                        424,225         876,939       1,385,988
     Changes in assets and liabilities:
       Accounts receivable, net                                        (2,217,017)       (805,313)     (1,080,877)
       Inventories                                                        (39,362)       (858,704)       (568,415)
       Prepaid expenses and other assets                                  (80,892)       (266,941)       (627,851)
       Assets and liabilities of discontinued operations, net             (56,591)      1,155,934        (667,466)
       Accounts payable                                                   511,081         768,449      (1,182,825)
       Accrued expenses                                                   514,611       1,013,650       1,882,016
       Long-term liabilities                                                 --           (63,604)        141,212
                                                                     ------------    ------------    ------------


           Net cash used in operating activities                         (208,681)       (687,354)     (7,430,419)
                                                                     ------------    ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of short-term marketable securities          43,654,918      50,501,474      40,360,661
   Purchases of short-term marketable securities                      (43,690,472)    (66,471,451)    (25,548,051)
   Purchases of property and equipment                                 (1,591,846)     (2,540,168)     (1,551,893)
                                                                     ------------    ------------    ------------


           Net cash (used in) provided by investing activities         (1,627,400)    (18,510,145)     13,260,717
                                                                     ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of Common Stock, net                                  --        20,069,404            --
   Proceeds from exercise of stock options
     and stock issued under employee purchase plan                        545,294         231,274         765,761
                                                                     ------------    ------------    ------------

           Net cash provided by financing activities                      545,294      20,300,678         765,761
                                                                     ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (1,290,787)      1,103,179       6,596,059

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT
  BEGINNING OF YEAR                                                     2,870,759       1,579,972       2,683,151
                                                                     ------------    ------------    ------------


CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT END
  OF YEAR                                                            $  1,579,972    $  2,683,151    $  9,279,210
                                                                     ------------    ------------    ------------
                                                                     ------------    ------------    ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


(1)    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

       ABIOMED(R), Inc. and subsidiaries (the Company) is engaged primarily in the research, development and sale of medical devices, with a primary focus on cardiac assist and heart replacement systems. In particular, the Company markets and sells the BVS-5000(R) system, a bi-ventricular temporary artificial heart and is developing the AbioCor(TM) Implantable Replacement Heart. The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below.

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

       (c)    PRODUCT REVENUES

              The Company recognizes product revenues at the time products are shipped to customers. Service revenues, which are not material, are recognized ratably over the periods of the service contracts. In fiscal 1997, 1998 and 1999, all product revenues were derived from sales of the BVS 5000 and 7%, 6% and 3%, respectively, of product revenues were from customers located outside of the United States. No customer accounted for greater than 10% of product revenues during fiscal 1997, 1998 or 1999.

       (d)    CONTRACT REVENUES

              Research and development is a significant portion of the Company's operations. The Company's research and development efforts are focused on the development of new products, primarily related to cardiac assist and heart replacement, including the continued enhancement of the BVS and related technologies. A portion of the Company's research and

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (CONTINUED)

(1)    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (d)    CONTRACT REVENUES (CONTINUED)

              development expenses have been supported by third-party contracts and grants. In fiscal 1997, 1998 and 1999, the majority of the Company's research and development contract revenues were generated from contracts and grants with various government agencies. The Company's government-sponsored research and development contracts and grants generally provide for payment on a cost-plus-fixed-fee basis. The Company seeks funding from third parties, including government sources, to support its research and development programs in their early stages and generally limits the use of its own funds until the scientific risk associated with a potential product is reduced. The Company recognizes revenues under its government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. The Company retains rights to all technological discoveries and products resulting from these efforts. Costs associated with these contracts and grants are recorded in the accompanying consolidated statements of operations as part of research and development expenses and totaled approximately $3,232,000, $4,110,000 and $2,957,000 for fiscal 1997, 1998 and
              1999, respectively.

              The Company, at its sole discretion, may elect to further develop government-funded technologies or products by spending resources outside or above the contract limits. In fiscal 1999, the majority of the Company's research and development expenditures were directed to development of the AbioCor(TM) Implantable Replacement Heart. These expenditures included amounts spent under the Company's government contract and supplemental amounts from the Company's own resources. All such supplemental spending is discretionary and not included in the contracts and grants costs per above.

       (e)    INVENTORIES

              Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                  MARCH 31,
                                                      ------------------------------
                                                           1998             1999
              Raw materials                           $    1,320,600    $   1,403,253
              Work-in-process                                483,723          636,125
              Finished goods                                 523,119          856,479
                                                      --------------   --------------
                                                      $    2,327,442    $   2,895,857
                                                      --------------   --------------
                                                      --------------   --------------

              Finished goods and work-in-process inventories consist of direct material, labor and overhead.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (CONTINUED)

(1)    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (f)    DEPRECIATION AND AMORTIZATION

              The Company provides for depreciation and amortization by charges to operations in amounts that allocate the cost of depreciable assets over their estimated useful lives as follows:

                                                                                    ESTIMATED
                    CLASSIFICATION                          METHOD                 USEFUL LIFE

              Machinery and equipment                   Straight-line                 3- 5 Years
              Furniture and fixtures                    Straight-line                 5-10 Years
              Leasehold improvements                    Straight-line              Life of lease

       (g)    NET INCOME (LOSS) PER SHARE

              Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of dilutive common shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. No common stock options are considered dilutive in periods, such as the fiscal years ended March 31, 1998 and 1999, in which a loss is reported because all such common equivalent shares are antidilutive. The number of shares that otherwise would have been dilutive for the years ended March 31, 1998 and 1999 were 287,709 and 95,426, respectively.

              The calculations of basic and diluted weighted average shares outstanding are as follows:

                                                                             MARCH 31 ,
                                                                --------------------------------
                                                                1997          1998          1999
               Basic weighted average shares
               outstanding                                      6,978,569     8,074,150     8,619,100

               Dilutive shares                                    183,778             -             -
                                                                ---------     ---------     ---------

               Diluted weighted average shares
               outstanding                                      7,162,347     8,074,150     8,619,100
                                                                ---------     ---------     ---------
                                                                ---------     ---------     ---------

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (CONTINUED)


(1)    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (h)    CASH AND CASH EQUIVALENTS

              The Company classifies any marketable security with a maturity date of 90 days or less at the time of purchase as a cash equivalent.


       (i)    MARKETABLE SECURITIES

              The Company classifies any security with a maturity of greater than 90 days at the time of purchase as marketable securities and classifies marketable securities with a maturity of greater than one year from the balance sheet date as long-term investments.

              Under SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities. The Company has classified all marketable securities at March 31, 1998 and 1999 as held-to-maturity securities. The amortized cost and market value of marketable securities were approximately $23,715,000 and $23,886,000 at March 31, 1998 and $14,102,000 and $14,188,000 at
              March 31, 1999, respectively. At March 31, 1999 these short-term investments consisted primarily of government grade securities.

       (j)    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

              As of March 31, 1998 and 1999 the Company's financial instruments were comprised of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, the carrying amounts of which approximated fair market value.

       (k)    COMPREHENSIVE INCOME

              In June 1997, the FASB issued SFAS No.130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted the statement for year 1999. There were no components of comprehensive income or loss that require disclosure for the years ending March 31, 1997, 1998, and 1999.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (CONTINUED)


(1)    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (l)    SEGMENT AND ENTERPRISE WIDE DISCLOSURES

              In July 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 was adopted by the Company for fiscal year 1999. The Company believes that it operates in one business segment; the research, development, and sale of medical devices.

       (m)    RECLASSIFICATION OF PRIOR YEAR AMOUNTS

              Certain prior year financial statement information has been reclassified to be consistent with the current year presentation.

       (n)    RECENT ACCOUNTING PRONOUNCEMENTS

              In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, effective for years beginning after June 15, 1999, the statement permits early adoption as of thebeginning of any fiscal quarter after its issuance. The Company adopted the new statement effective
              January 1, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The statement does not have an effect on the Company's results of operations or financial position.

(2)     DISCONTINUED OPERATIONS

       In fiscal 1998, the Company made the decision to shift all of its focus to the Company's core cardiovascular business and to sell, license or otherwise dispose of its dental business. The Company reported a $1,513,000 loss, $0.19 per share, from discontinued operations for the year ended March 31, 1998. This loss included a $967,000 provision for estimated losses to be incurred through the date of final disposition, including the disposal of assets and extinguishment of the liabilities of the business.

       In fiscal 1999, the Company incurred costs associated with the discontinuance of operations of $402,000, and wrote off all remaining assets totaling $335,000. As of March 31, 1999, a reserve of

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (CONTINUED)


(2)    DISCONTINUED OPERATIONS (CONTINUED)

       $230,000 remains as a contingency against additional costs associated with the discontinuation of the dental business.

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

       In August 1997, the Company declared a dividend of one Preferred Share Purchase Right (the "Right") for each outstanding share of Common Stock to its stockholders of record at August 28, 1997. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock with a par value of $0.01 per share, at a price of $90.00 per one one-thousandth of a share, subject to amendment.

       In accordance with the terms set forth in the Rights Agreement, the Rights are not exercisable until the occurrence of certain events, as defined. In addition, the registered holders of the Rights will have no rights as a Common stockholder of the Company until the Rights are exercised. The terms of the Rights may be amended by the Board of Directors. The Rights expire on August 13, 2007.

(4)    LINE OF CREDIT WITH A BANK

       The Company has an unsecured demand line of credit agreement with a bank under which it can borrow up to $3,000,000 at the bank's prime rate. The Company is required to maintain a compensating balance of $100,000 plus 5% of any amounts outstanding under the arrangement.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (CONTINUED)


(4)    LINE OF CREDIT WITH A BANK (CONTINUED)

       The line of credit expires in September 1999. There were no borrowings under the Company's line of credit at March 31, 1998 and 1999.

(5)    INCOME TAXES

       The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. The asset and liability approach used under SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities.

       At March 31, 1999, the Company had available net operating loss carryforwards of approximately $28,900,000. The Company also had available, at March 31, 1999, approximately $1,171,000 of tax credit carryforwards to reduce future federal income taxes, if any. The net operating loss and tax credit carryforwards expire through 2019. These carryforwards are subject to review by the Internal Revenue Service and may be subject to limitation in any given year under certain conditions.

       The following table summarizes the Company's approximate net operating loss (NOL) and credit carryforwards that are available as of March 31, 1999 to offset future taxable income and income tax, respectively. The NOLs and carryforwards are organized by the fiscal year in which they were generated.

                                                                TAX                  DATES OF
                                            NOL                CREDITS               EXPIRATION
           Year Ended March 31,

                                1987     $      -           $  52,000                    3/31/02

                                1989            -             144,000                    3/31/04

                                1990       532,000                  -                    3/31/05

                                1991     3,116,000             50,000                    3/31/06

                                1992     6,973,000             61,000                    3/31/07

                                1993     5,081,000             75,000                    3/31/08

                                1994     3,334,000             73,000                    3/31/09

                                1995     1,254,000             64,000                    3/31/10

                                1996             -             28,000                    3/31/11

                                1997             -            104,000                    3/31/12

                                1998     1,405,000            270,000                    3/31/13

                                1999     7,213,000            250,000          3/31/14 - 3/31/19
                                      ------------       ------------
                                      $ 28,908,000       $  1,171,000
                                      ------------       ------------
                                      ------------       ------------

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (CONTINUED)


(5)    INCOME TAXES (CONTINUED)

       The Company has not given recognition to any of these future tax benefits in the accompanying consolidated financial statements due to the uncertainty surrounding the timing of the realization of the tax benefits. The Company has placed a valuation allowance of approximately $15,515,000 as of March 31, 1999 against its otherwise recognizable net deferred tax asset.

       The deferred tax asset consisted of the following:

                                                                           MARCH 31,
                                                              -------------------------------
                                                                   1998               1999

       Net operating loss and tax credit carryforwards        $  9,374,000       $ 12,734,000
       Purchase of technology (Note 8)                           1,068,000            815,000
       Nondeductible reserves                                      241,000            366,000
       Nondeductible accruals                                      879,000          1,192,000
       Depreciation                                                169,000            169,000
       Other, net                                                  533,000            239,000
                                                           ------------------  ---------------
                                                                12,264,000         15,515,000

   Less--Valuation allowance                                   (12,264,000)       (15,515,000)
                                                           ------------------  ---------------
                                                              $          -       $           -
                                                           ------------------  ---------------
                                                           ------------------  ---------------

(6)    COMMITMENTS

       (a) The Company leases its facilities and certain equipment under various operating lease agreements with terms through fiscal 2010. Total rent expense under these leases, included in the accompanying consolidated statements of operations, was approximately $324,000, $360,000 and $350,000 for fiscal 1997,
              1998 and 1999, respectively.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (CONTINUED)


(6)    COMMITMENTS (CONTINUED)

              Future minimum lease payments under these agreements are as follows:

                                                       AMOUNT
              Years Ended March 31,
                 2000                              $    690,000
                 2001                                   999,000
                 2002                                   872,000
                 2003                                   775,000
                 2004                                   733,000
                 Thereafter                           2,250,000
                                                    ------------
                                                    $ 6,319,000
                                                    ------------
                                                    ------------

       (b) The Company maintains various insurance coverage. Most policies renew on a fiscal year basis while certain policies have been secured for three-year periods. Future insurance obligations under these insurance policies, over the remaining policy terms are approximately $303,000.

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

       In addition, the Company has a nonqualified stock option plan for non-employee directors (the Directors' Plan). The Directors' Plan, as amended, was adopted in July 1989 and provides for grants of options to purchase 12,500 shares of the Company's Common Stock to any newly elected eligible director and grants of additional options to purchase 12,500 shares of Common Stock to existing directors on July 1 of each successive fifth year. These options vest over a five-year period

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (CONTINUED)


(7)    STOCK OPTION AND PURCHASE PLANS (CONTINUED)

       at the rate of 2,500 shares per year, commencing on June 30 of the year following the date of grant. Separate from the Directors' Plan, non-employee directors of the Company receive as compensation an annual retainer of 400 shares of Common Stock. The Company issued 2,000 shares of its Common Stock for this purpose in the years ending March 31, 1998 and 1999, the fair value of which has been recorded as compensation expense in the accompanying Consolidated Statements of Operations.
       The Company adopted the 1998 Equity Incentive Plan (the Equity Incentive
       Plan) in August 1998. The Equity Incentive Plan provides for grants of options to key employees, directors, advisors and consultants as either Incentive Stock Options or Nonqualified Stock Options as determined by the Company's Board of Directors. A maximum of 500,000 shares of common stock may be awarded under this plan. Options granted under the Equity Incentive Plan are exercisable at such times and subject to such terms as the Board of Directors may specify at the time of each stock option grant. As of March 31, 1999, no stock options had been granted under the Equity Incentive Plan.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (CONTINUED)


(7)      STOCK OPTION AND PURCHASE PLANS (CONTINUED)

         The following table summarizes stock option activity under these plans:

                                                  COMBINATION PLAN                                     DIRECTORS' PLAN
                                    -------------------------------------------     -----------------------------------------------

                                     NUMBER                          WEIGHTED       NUMBER OF                         WEIGHTED
                                       OF                            AVERAGE         OPTIONS                          AVERAGE
                                    OPTIONS     EXERCISE PRICE   PRICE PER SHARE                EXERCISE PRICE    PRICE PER SHARE

Outstanding,
March 31, 1996                       578,165    $ 0.55 -$13.50     $   9.09            90,000    $ 7.00 - $ 13.88    $   10.81
   Granted                           234,235     11.00 - 13.50        12.53                --                  --           --
   Exercised                         (58,912)     0.55 - 13.50         8.65                --                  --           --
   Canceled                          (55,613)     5.75 - 13.50        11.45                --                  --           --
                                    --------    --------------     --------            ------    ----------------     --------
Outstanding,
March 31, 1997                       697,875      5.63 - 13.50        10.29            90,000        7.00 - 13.88        10.81
   Granted                           178,850     10.00 - 18.00        11.91            50,000               14.00        14.00
   Exercised                         (20,015)     5.63 - 10.63         7.56                --                  --           --
   Canceled                          (37,325)     5.63 - 13.25        10.69                --                  --           --
                                     --------   ---------------     --------            ------    ----------------     --------

Outstanding,
March 31, 1998                       819,385      5.63 - 18.00        10.71           140,000        7.00 - 14.00        11.95
   Granted                           337,250      9.25 - 14.50        11.87                --                  --           --
   Exercised                         (69,400)     5.63 - 13.50         9.17                --                  --           --
   Canceled                         (129,850)     5.63 - 14.94        11.77                --                  --           --
                                    --------    --------------     --------            ------    ----------------     --------
Outstanding,
March 31, 1999                       957,385  $ 5.63 - $ 18.00      $ 11.08            140,000    $ 7.00 - $14.00     $  11.95
                                    --------                       --------             ------   ----------------     --------
                                    --------                       --------             ------   ----------------     --------
Exercisable,
March 31, 1999                       288,037   $ 5.63 - $13.50      $  9.62             95,000    $ 7.00 - $13.88     $  11.14
                                    --------   ---------------     --------             ------    ---------------     --------
                                    --------   ---------------     --------             ------    ---------------     --------
Shares available for
future issuance
March 31, 1999                       110,107                                            57,500
                                    --------                                            -------
                                    --------                                            -------

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (CONTINUED)


(7)      STOCK OPTION AND PURCHASE PLANS (CONTINUED)

       The following table summarizes certain data for options outstanding under the Combination and Directors' Plans at March 31, 1999.

                                                                                                      WEIGHTED
                                                                                         WEIGHTED     AVERAGE
                                                                                         AVERAGE      REMAINING
                                                     NUMBER          RANGE OF            EXERCISE     CONTRACTUAL
                                                     OF SHARES       EXERCISE PRICES     PRICE        LIFE (YEARS)

               Options outstanding, end of year:     162,025           $ 5.63 - $ 9.00       $  7.39            4.30

                                                     570,200           $ 9.01 - $ 12.00      $ 10.94            7.64

                                                     360,660          $ 12.01 - $ 15.00      $ 13.22            7.55

                                                       4,500          $ 15.01 - $ 18.00      $ 17.56            8.40
                                                    --------
                                                   1,097,385                                 $ 11.19            7.12
                                                   ---------
                                                   ---------

               Options exercisable, end of year:     150,425           $ 5.63 - $ 9.00       $  7.49            4.20

                                                     154,750           $ 9.01 - $ 12.00      $ 10.85            5.30

                                                     77,862            $ 12.01 - $ 15.00     $ 13.19            5.33

                                                          -            $ 15.01 - $ 18.00           -               -
                                                    --------
                                                     383,037                                 $ 10.00            4.88
                                                   ---------
                                                   ---------


       The Company has an Employee Stock Purchase Plan (the Purchase Plan), as amended. Under the Purchase Plan, all employees (including officers and directors) of the Company who have completed six months of employment are eligible to purchase the Company's Common Stock at an exercise price equal to 85% of the fair market value of the Common Stock. The Company has reserved 100,000 shares of Common Stock for issuance under the Purchase Plan, of which 74,292 shares are available for future issuance as of March 31, 1999. During the years ended March 31, 1998 and 1999, 4,039 shares and 12,387 shares, respectively, of Common Stock were sold pursuant to the Purchase Plan.

       In October 1995, FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 requires the measurement of the fair value of stock options, stock purchase plans, or warrants granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (CONTINUED)


STOCK OPTION AND PURCHASE PLANS (CONTINUED)

       stock-based compensation for employees under APB Opinion No. 25 and elect the disclosure-only alternative under SFAS No 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in fiscal 1997, 1998 and 1999 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average information and assumptions are as follows:


                                                          1997          1998          1999

               Risk-free interest rate                   6.75%            5.50%         5.68%
               Expected dividend yield                     -                  -             -
               Assumed life                            5 years          5 years       5 years
               Assumed volatility                          33%              33%           35%


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

       The total fair value of the options granted during Fiscal 1997, 1998 and 1999 was computed as approximately $598,000, $501,000 and $483,000, respectively. Of these amounts approximately $257,000, $383,000 and $504,000 would be charged to operations for the years ended March 31, 1997, 1998 and 1999 respectively. The remaining amounts would be amortized over the remaining vesting periods of the underlying options. Similarly, the total fair value of stock sold under the Purchase Plan was computed as approximately $3,000, $17,000 and $31,000 for Fiscal 1997, 1998 and 1999, respectively. The resulting pro forma compensation expense may not be representative of the amount to be expected in future years as pro forma compensation expense may vary based upon the number of options granted and shares purchased.

       The pro forma net income (loss) and pro forma net income (loss) per share presented below have been computed assuming no tax benefit.
       The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (CONTINUED)


(7)      STOCK OPTION AND PURCHASE PLANS (CONTINUED)

       The pro forma effect of SFAS No. 123 for the years ended March 31, 1997, 1998 and 1999 is as follows:


                                           1997                           1998                                 1999
                                --------------------------   ------------------------------      --------------------------------
                                AS REPORTED     PRO FORMA     AS REPORTED        PRO FORMA         AS REPORTED        PRO FORMA

       Net income (loss)         $  735,264   $   475,264    $  (2,507,764)   $  (2,907,764)     $  (6,712,201)   $  (7,247,201)
       Net income (loss) per
       share:
         Basic                   $     0.11   $      0.07    $       (0.31)   $       (0.36)     $       (0.78)   $       (0.84)
         Diluted                 $     0.10   $      0.07    $       (0.31)   $       (0.36)     $       (0.78)   $       (0.84)



 (8)    ROYALTY OBLIGATION

       Until August 3, 2000, the Company owes a royalty to certain third parties equal in aggregate to approximately 2.1% of certain revenues derived from the BVS 5000 and certain other technology. This royalty is subject to certain maximum revenue amounts and to certain adjustments, as defined, in the event that the Company sells the underlying technology. For the years ended March 31, 1997, 1998 and 1999, the amount of this royalty, net of certain reimbursed expenses, was approximately $216,000, $338,000 and $341,000, respectively. These amounts are reflected as part of the cost of products in the accompanying consolidated statements of operations.

       This royalty is paid to the third parties through Abiomed Limited Partnership which, at present, is inactive except with respect to the distribution of such royalties. In 1995, the Company paid $770,000 to reduce its royalty obligation to 2.1%, as described above. This one-time payment capitalized by the Company is being amortized on a straight-line basis over the estimated useful life of the asset and, net of accumulated amortization, is classified as a long-term other asset in the accompanying consolidated balance sheets.


(9)    EMPLOYEE DEFERRED COMPENSATION PROFIT-SHARING PLAN AND TRUST

       The Company has an employee deferred compensation profit-sharing plan (the 401(k) Plan) that covers all employees over 20 years of age. Contributions by the Company, which consist of amounts paid by the Company to match a portion of employees' contributions and discretionary amounts determined by the Company's Board of Directors, totaled approximately $72,000, $144,000 and $237,000 for the fiscal years ended March 31, 1997, 1998 and 1999 respectively.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Continued)


(10)   ACCRUED EXPENSES

       Accrued expenses consist of the following:

                                                                            MARCH 31,
                                                                --------------------------------
                                                                    1998                1999

      Salaries and benefits                                      $1,460,222         $ 2,606,089
      Contract services                                             321,512             336,960
      Warranty                                                      173,362             181,145
      Sales taxes                                                   157,277              55,903
      Professional fees                                             126,377             137,212
      Deferred revenue                                              245,924             434,660
      Customer advances                                              85,284              65,095
      Other                                                         378,646           1,013,556
                                                              -------------      --------------
                                                                $ 2,948,604         $ 4,830,620
                                                              -------------      --------------
                                                              -------------      --------------