Form 10-Q
period 1999-06-30
ABIOMED INC
filed 1999-07-28
CIK 815094

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999
                                                 --------------

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to
                                                 ---------    -------------

                  Commission file number    0-20584
                                            -------


                                  ABIOMED, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                                 04-2743260
     -------------                                              -------------
 (State of incorporation)                                     (IRS Employer No.)


                              33 CHERRY HILL DRIVE
                          DANVERS, MASSACHUSETTS 01923
                        -------------------------------

          (Address of principal executive offices, including zip code)

                                 (978) 777-5410
                                 ---------------


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

                                 Yes [X] No [ ]

As of July 23, 1999, there were 8,653,102 shares outstanding of the registrant's Common Stock, $.01 par value.

                         ABIOMED, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                               -------------------


                                                                        Page No.
                                                                       ---------

Part I - Financial Information:

  Item 1. Condensed Consolidated Financial Statements

     Consolidated Balance Sheets
          June 30, 1999 and March 31, 1999                                   3-4

     Consolidated Statements of Operations
          Three Months Ended June 30, 1999
          and June 30, 1998                                                    5

     Consolidated Statements of Cash Flows
          Three Months Ended June 30, 1999 and
          June 30, 1998                                                        6

     Notes to Consolidated Financial Statements                             7-10

  Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 11-15

Part II - Other Information                                                   16

     Signatures                                                               17

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                          ------------------------------

                                     ASSETS
                                   ----------



                                                        June 30, 1999           March 31, 1999
                                                         (unaudited)              (audited)
                                                        -------------           --------------
   Current Assets:
     Cash and cash equivalents (Note 7)                 $  5,710,163             $  9,279,210
     Short-term marketable securities (Note 8)             9,970,351                8,902,031
     Accounts receivable, net of allowance
      for doubtful accounts of $204,000 at
        June 30, 1999 and March 31, 1999,
        respectively                                       7,780,548                6,437,225
     Inventories (Note 4)                                  3,064,801                2,895,857
     Prepaid expenses and other current assets               494,157                  335,403
                                                         -------------           ---------------
        Total current assets                              27,020,020               27,849,726
                                                         -------------           ---------------


   Property and Equipment, at cost:
     Machinery and equipment                               5,576,495                5,443,930
     Furniture and fixtures                                  579,428                  575,166
     Leasehold improvements                                1,838,382                1,728,351
                                                           ---------                ---------
                                                           7,994,305                7,747,447

   Less: Accumulated depreciation and amortization         4,496,925                3,884,088
                                                           ---------                ---------
                                                           3,497,380                3,863,359
                                                           ---------                ---------


   Other Assets, net (Notes 2 and 9)                       1,314,836                1,268,536
                                                          ----------               ----------
                                                        $ 31,832,236             $ 32,981,621
                                                          ----------               ----------
                                                          ----------               ----------










                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                                       June 30, 1999            March 31, 1999
                                                        (unaudited)               (audited)
                                                      ----------------         ----------------
   Current Liabilities:
     Accounts payable                               $        810,027              $   874,648
     Accrued expenses                                      4,480,296                4,830,620
                                                           ----------               ---------
        Total current liabilities                          5,290,323                5,705,268
                                                           ----------               ---------

   Long Term Liabilities                                     189,999                  204,816

   Stockholders' Investment (Note 5):
     Class B Preferred Stock, $.01 par value-
             Authorized 1,000,000 shares
             Issued and outstanding-none                          --                       --
     Common Stock, $.01 par value-
             Authorized 25,000,000 shares
             Issued and outstanding- 8,653,102 shares at
             June 30, 1999 and 8,650,802 shares at
             March 31, 1999                                   86,531                   86,508
     Additional paid-in capital                           58,238,283               58,219,906
     Accumulated deficit                                 (31,972,900)             (31,234,877)
                                                        --------------           --------------
        Total stockholders' investment                    26,351,914               27,071,537
                                                        --------------           --------------
                                                        $ 31,832,236             $ 32,981,621
                                                        --------------           --------------
                                                        --------------           --------------






                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                               Three Months Ended
                                                  -------------------------------------------------
                                                   June 30, 1999                    June 30, 1998
                                                  -----------------              ------------------
   Revenues:
      Products                                     $  4,020,524                       $ 3,524,510
      Contracts                                       2,331,508                         2,278,733
                                                     ----------                        ----------
                                                      6,352,032                         5,803,243
                                                     ----------                        ----------

   Costs and expenses:
      Cost of product revenues                        1,357,152                         1,436,865
      Research and development                        3,391,633                         3,033,780
      Selling, general and administrative             2,498,352                         2,231,867
                                                     ----------                         ---------
                                                      7,247,137                         6,702,512
                                                     ----------                         ---------

   Loss from operations                                (895,105)                         (899,269)


   Interest and other income                            157,082                           357,212
                                                     ----------                        ----------
   Net loss                                         $  (738,023)                      $  (542,057)
                                                     ----------                        ----------
                                                     ----------                        ----------

   Net loss per share (Note 6):
      Basic                                         $     (0.09)                      $     (0.06)
      Diluted                                       $     (0.09)                      $     (0.06)


   Weighted average shares outstanding (Note 6):
      Basic                                            8,651,952                        8,573,302
      Diluted                                          8,651,952                        8,573,302







                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                   Three Months Ended
                                                                       -----------------------------------------
                                                                        June 30, 1999            June 30, 1998
                                                                       ----------------        -----------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $  (738,023)             $  (542,057)
     Adjustments to reconcile net loss to net cash
        used in operating activities-
             Depreciation and amortization                                   665,282                  374,462
             Changes in assets and liabilities-
                  Accounts receivable                                     (1,343,323)                (993,216)
                  Inventories                                               (168,944)                (504,187)
                  Prepaid expenses and other assets                         (257,499)                  23,628
                  Accounts payable                                           (64,621)                (518,629)
                  Accrued expenses                                          (350,324)                  60,859
                  Long-term liabilities                                      (14,817)                 (10,780)
                                                                          ----------             ------------

                       Net cash used in operating activities              (2,272,269)              (2,109,920)
                                                                          ----------             ------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of short-term marketable securities              981,288               13,076,467
     Purchases of short-term marketable securities                        (2,049,608)             (10,754,562)
     Purchases of property and equipment                                    (246,858)                (652,919)
                                                                         -----------             ------------

                      Net cash (used in) provided by investing
                      activities                                          (1,315,178)               1,668,986
                                                                         -----------             ------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                  18,400                  147,107
                                                                         -----------             ------------

                      Net cash provided by financing activities               18,400                  147,107
                                                                         -----------             ------------

   NET DECREASE IN CASH AND CASH EQUIVALENTS                              (3,569,047)                (293,827)

   CASH AND CASH EQUIVALENTS, EXCLUDING
   MARKETABLE SECURITIES, AT BEGINNING OF PERIOD                           9,279,210                2,683,151
                                                                         -----------             ------------

   CASH AND CASH EQUIVALENTS, EXCLUDING
   MARKETABLE SECURITIES, AT END OF PERIOD                               $ 5,710,163             $  2,389,324
                                                                         -----------             ------------
                                                                         -----------             ------------




                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       BASIS OF PREPARATION

         Our unaudited consolidated financial statements of ABIOMED, Inc. (the Company), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest audited financial statements. These audited statements are contained in our Form 10-K for the year ended March 31, 1999 and have been filed with the Securities and Exchange Commission.

         In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of June 30, 1999 and for the three months then ended. The results of operations for the three months ended June 30, 1999 may not be indicative of the results that may be expected for the full fiscal year.


2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, and the accounts of its majority-owned subsidiary Abiomed Limited Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.


3.       ACCOUNTS RECEIVABLE

         Accounts receivable include amounts due from customers, excluding long-term amounts due from customers under sales-type leases, net of allowance for doubtful accounts. Accounts receivable also include amounts due from government and other third party sources related to the our research and development contracts and grants. These research and development contracts and grants generally provide for payment on a cost-plus-fixed-fee basis. We seek funding from third-parties, including government sources, to support our research and development programs in their early stages and generally limit the use of our own funds until the scientific risk associated with a potential product is reduced. We recognize revenues under government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. The Company retains rights to all technological discoveries and products resulting from these

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)


3.       ACCOUNTS RECEIVABLE (CONTINUED)

efforts. As of June 30, 1999, accounts receivable included approximately $1.9 million in connection with AbioCor development scheduled to be collected over the remaining term of that contract which expires September 30, 2000.

4.       INVENTORIES

         Inventories include raw materials, work-in-process, and finished goods and are priced at the lower of cost (first-in, first-out) or market and consist of the following:


                                                          June 30,           March 31,
                                                           1999                1999
                                                         ----------        ------------

              Raw materials                              $ 1,228,075        $ 1,403,253
              Work-in-process                                566,111            636,125
              Finished goods                               1,270,615            856,479
                                                         -----------        -----------
                                                         $ 3,064,801        $ 2,895,857
                                                         -----------        -----------
                                                         -----------        -----------



Finished goods and work-in-process inventories consist of direct material, labor and overhead.


5.       STOCKHOLDERS' INVESTMENT

         During the three months ended June 30, 1999, no options to purchase shares of Common Stock were granted. During that same period options to purchase 14,650 shares were canceled and options to purchase 2,300 shares of Common Stock were exercised at a price of $8.000 per share.


6.       NET (LOSS) INCOME PER COMMON SHARE

We calculate net loss per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which requires that we present both basic and diluted net (loss) income per share for all periods presented. Basic net (loss) income per share ("Basic EPS") is computed by dividing net (loss)

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)


6.       NET (LOSS) INCOME PER COMMON SHARE(CONTINUED)

income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share ("Diluted EPS") is computed by dividing net (loss) income by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. In computing Diluted EPS, common equivalent shares are not considered dilutive in periods in which a net loss is reported because they are antidilutive. Accordingly, Basic EPS and Diluted EPS are the same for the periods presented. The number of equivalent shares that otherwise would have been dilutive for the three months ended June 30, 1999 were 266,451. For the three months ended June 30, 1998, 263,617 shares would have otherwise been dilutive.

7.       CASH AND CASH EQUIVALENTS

         We classify marketable securities with a maturity date of 90 days or less at the time of purchase are classified as a cash equivalent.

8.       MARKETABLE SECURITIES

         We classify any security with a maturity of greater than 90 days at the time of purchase as marketable securities and classify marketable securities with a maturity of greater than one year from the balance sheet date as long-term investments. At June 30, 1999 these marketable securities consisted primarily of government grade securities and high-grade corporate bonds. The amortized cost of these securities approximated market value.

9.       OTHER ASSETS

         Other assets include approximately $165,000 in unamortized purchase cost of the Company's majority interest of the Abiomed Limited Partnership. The interest in the Abiomed Limited Partnership is being amortized over its useful life of five years. Abiomed Limited Partnership (the Partnership) was formed in March 1985 and provided initial funding for the design and development of certain of our products.

         Through August 3, 2000, a royalty is owed to the Partnership equal to 5.5% of certain revenues from these products. Because the Company owns 61.7% of the Partnership, the net royalty expense to the

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)


9.       OTHER ASSETS (CONTINUED)

Company is approximately 2.1% of these product revenues. This royalty formula is subject to certain maximum amounts and to certain additional adjustments in the event that the Company sells the technology. The Partnership is inactive except with respect to receiving and distributing proceeds from these royalty rights.

         Also included in other assets are long-term accounts receivable related to sales-type leases. The terms of these non-cancelable leases are one to three years. As of June 30, 1999, the total amount due from sales-type leases was $2,375,000 of which $944,000 was classified as long-term receivables. As of March 31, 1999, the total amount due from these sales-type leases was $2,263,000 of which $892,000 was classified as long-term receivables.

         Other assets also include the unamortized cost of a number of awarded and pending patents. As of June 30, 1999, the unamortized cost of these patents approximated $205,000. As of March 31, 1999, the unamortized cost of these patents approximated $176,000.


10.    RECLASSIFICATION OF PRIOR YEAR AMOUNTS

         Certain prior year financial statement information has been reclassified to be consistent with the current year presentation.


11.      SEGMENT AND ENTERPRISE WIDE DISCLOSURES

         We believe that the Company operates in one business segment; the research, development, and sale of medical devices, with a primary focus on cardiac assist and heart replacement systems.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1999


NET LOSS

         Net loss for the three months ended June 30, 1999 was approximately $738,000, or $0.09 per share. This compares to a net loss of approximately $542,000, or $0.06 per share, in the same period of the previous year. The losses for both three month periods are primarily attributable to the Company's development and pre-clinical testing costs associated with its AbioCor(TM) implantable replacement heart ("AbioCor").

REVENUES

         Product revenues increased by 14% to $4.0 million in the three months ended June 30, 1999 from $3.5 million in the three months ended June 30, 1998. This 14% increase was due primarily to increased average selling prices for BVS blood pumps and consoles. Domestic sales accounted for 97% of total product revenues in the three months ended June 30, 1999 and 92% for the same period a year earlier.

         Contract revenues were $2.3 million for both of the three months ended June 30, 1999 and June 30, 1998. Approximately $1.8 million of the contract revenues recognized in each of these periods were derived from the Company's AbioCor government contract. We recognize revenue under government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. As of June 30, 1999, the government has appropriated all of the $8.5 million AbioCor contract amount, including the $1.8 million appropriated and recognized as revenue during the quarter ended June 30, 1999. No amount remains to be recognized under the AbioCor contract as of June 30, 1999.

         As of June 30, 1999, the Company's total backlog of research and development contracts and grants was $3.1 million, including $1.3 million for AbioBooster(TM) research and development. Funding for these government research and development contracts is subject to government appropriation, and all of these contracts contain provisions that make them terminable at the convenience of the government. The Company retains rights to all technological discoveries and products resulting from these efforts.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)


COSTS AND EXPENSES

         Total costs and expenses increased to $7.2 million, 114% of total revenues, for the three months ended June 30, 1999, from $6.7 million, 115% of total revenues, for the three months ended June 30, 1998. The increase primarily reflects increased activities related to the development and pre-clinical testing of the AbioCor and enhancements to the BVS.

         Cost of product revenues as a percentage of product revenues were 34% and 41% for the three months ended June 30, 1999 and June 30, 1998, respectively. The majority of this decrease in cost of products sold as a percentage of product revenues was attributable to higher average selling prices during the current period than the same period last year, and a higher percentage of product revenues derived from blood pump sales, including blood pumps sold under sales-type lease programs. Blood pumps generally have a higher direct profit margin than BVS console sales.

         Research and development expenses increased by 12% to $3.4 million, 53% of total revenues, for the three months ended June 30, 1999, from $3.0 million, 52% of total revenues, for the three months ended June 30, 1998. The increase primarily reflected higher levels of spending to advance the development of the AbioCor and to enhance the BVS. Research and development expenses during the three months ended June 30, 1999 included $2.3 million of expenses incurred in connection with our development activities for the AbioCor, compared to $2.1 million for the same period of the prior year.

         Selling, general and administrative expenses increased by 12% to $2.5 million, 39% of total revenues, for the three months ended June 30, 1999, from $2.2 million, 38% of total revenues, for the three months ended June 30, 1998. This increase is primarily attributed to increased selling and marketing expenditures as a result of our implementing new programs designed to improve sales of our disposable blood pumps. Legal expenses have also increased during the first three months of fiscal 2000 in comparison to the prior year, primarily as a result of our litigation with World Heart Corporation and the Ottawa Heart Research Corporation.


INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest income generated from our investment balances, net of interest and other expenses. Interest and other income decreased to $157,000 for the three months ended June 30, 1999 from $357,000 for the three months ended June 30, 1998. This decrease was primarily due to lower average funds available for investment.

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


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, our balance in cash and short-term marketable securities was $15.7 million. The Company also has a $3.0 million line of credit from a bank that expires on November 30, 1999, and which was entirely available at June 30, 1999.

         In the three months ended June 30, 1999, operating activities used cash of $2,272,000. Net cash used by operating activities during the three months ended June 30, 1999 reflected a net loss of $738,000, increases in accounts receivable, inventory and prepaid expenses of $1,343,000, $169,000, $257,000 respectively, and decreases in accounts payable, accrued expenses, and long term liabilities of $65,000, $350,000, and $15,000 respectively. These uses of cash were partially offset by depreciation and amortization expense of $665,000 included in the net loss. The increase in accounts receivable is primarily attributable to the timing of collections related to our AbioCor government contract.

         During the three months ended June 30, 1999, investing activities used $1,315,000 of cash. Cash used in investing activities included net purchases of short-term marketable securities of $1,068,000 and $247,000 of purchases of capital equipment and improvements of property primarily to support the advanced development of the AbioCor.

         During the three months ended June 30, 1999, financing activities provided $18,000 of cash from the exercise of stock options.

         Although the Company does not currently have significant capital commitments, we believe that we will continue to make significant investments over the next several years to support the development and commercialization of our products and the expansion of our manufacturing and product development facilities. In addition, we estimate that we may incur additional cost of approximately $1.3 million as we complete preparations for and move to our new facility in 1999 and 2000. These estimated costs include costs to construct and qualify manufacturing clean rooms and costs for internal information and telephone systems and furniture. We are scheduled to begin moving to the new facility in July 1999. We intend to use the new facility to consolidate and expand our headquarters, manufacturing and research and development.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         We believe that the Company's revenue and existing resources will be sufficient to fund our planned operations, including the planned increases in our internally funded AbioCor and new BVS development and product extension efforts, for at least the next twelve months. However, we estimate that it will require significant additional funds in order to complete the development, conduct clinical trials, and achieve regulatory approvals of the AbioCor and other products under development over the next several years.


YEAR 2000 READINESS DISCLOSURE

         As the year 2000 approaches, it is generally anticipated that computers, software and other equipment utilizing microprocessors may be unable to function properly. We have evaluated this potential issue with respect to our products, our financial and management information systems and our suppliers. With respect to our products, the software controlling the BVS drive console includes internal counters, but the BVS operation is not related in any way to a specific calendar date. Accordingly, we believe that the BVS will not need any repair or modification with regard to the year 2000 issue. With respect to our financial and management information systems, we successfully installed and tested a year 2000 upgrade to our primary system and are currently working on execution of a plan to ensure that all personal computers ("PCs") and applications are fully assessed and updated to be year 2000 compliant before the end of 1999. To date, expenditures for new PCs, software applications, and operating systems under our year 2000 plan have amounted to less than $100,000. Remaining expenditures to complete the plan are expected to be immaterial. With respect to our suppliers, we are completing an assessment of vendors begun in fiscal 1999 and are increasing safety stocks of materials and inventory where a prolonged loss of material and inventory deliveries would have an adverse impact on our business, financial condition and results of operations. We have also made inquiries to assess our key service providers such as financial institutions, our payroll service provider, and our retirement plan administrator as to their year 2000 readiness and have received assurances that the vendors' critical systems have been updated, tested, and found to be compliant.

         Although we do not expect year 2000 issues to have a material impact on our business or future results of operations, there may be interruptions of operations or other limitations of system functionality or we may incur significant costs to avoid such interruptions or limitations. To the extent that we do not eliminate all year 2000 issues, the most likely worst case year 2000 scenario is systemic failures beyond the control of the Company, such as prolonged

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


YEAR 2000 READINESS DISCLOSURE (CONTINUED)

telecommunications or electrical failure, or a general disruption in supplies and services provided to the Company which could have a material adverse effect on our business, results of operations and financial condition.


RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

         This document contains forward looking statements, including statements regarding the anticipated timing and cost of our AbioCor development activities, enhancements to be made to the BVS, planned expansion of our manufacturing and product development facilities, adequacy of existing resources and overcoming Year 2000 related issues. The Company's actual results, including our AbioCor development, BVS enhancements, facility expansion, adequacy of resources and overcoming Year 2000 issues may differ materially based on a number of factors, both known and unknown, including: uncertainty of product development and clinical trials, complex manufacturing, high quality requirements, unproven demonstration of required reliability of products under development, dependence on key personnel, risks associated with a growing number of employees, inability to recruit required human resources on schedule, competition and technological change, government regulations including the FDA and other regulatory agencies, reliance on government contracts, dependence on limited sources of supply, future capital needs and uncertainty of additional funding, dependence on third-party reimbursement, potential inadequacy of product liability insurance, dependence on patents and proprietary rights and other risks detailed in our Form 10-K for the year ended March 31, 1999 which was filed with the Securities and Exchange Commission. Investors are cautioned that all such statements involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  EXHIBITS

         Exhibit 21 - Subsidiaries of the Registrant.

         Exhibit 27 - Financial Data Schedule.

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

                                                        ABIOMED, Inc.



Date: July 28, 1999                                /S/ David M. Lederman
                                                   --------------------------
                                                   David M. Lederman
                                                   CEO and President



Date: July 28, 1999                                /S/ John F. Thero
                                                   -----------------
                                                   John F. Thero
                                                   Senior Vice President Finance
                                                   and Treasurer
                                                   Chief Financial Officer
                                                   Principal Accounting Officer