Form 10-Q
period 1999-09-30
ABIOMED INC
filed 1999-11-09
CIK 815094

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999
                                                 ------------------
                                                        OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to
                                                 --------    --------------

                  Commission file number    0-20584
                                          -----------

                                  ABIOMED, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                                   04-2743260
        --------                                                   ----------
(State of incorporation)                                      (IRS Employer No.)

                              22 CHERRY HILL DRIVE
                          DANVERS, MASSACHUSETTS 01923
                          ----------------------------

          (Address of principal executive offices, including zip code)

                                 (978) 777-5410
                                 --------------

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

                         Yes [X]       No [ ]

As of November 2, 1999, there were 8,662,642 shares outstanding of the registrant's Common Stock, $.01 par value.

                         ABIOMED, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                              Page No.
                                                                             ---------
Part I - Financial Information:

  Item 1. Condensed Consolidated Financial Statements

     Consolidated Balance Sheets
          September 30, 1999 and March 31, 1999                                    3-4

     Consolidated Statements of Operations
          Three and Six Months Ended September 30, 1999
          and September 30, 1998                                                     5

     Consolidated Statements of Cash Flows
          Six Months Ended September 30, 1999 and
          September 30, 1998                                                         6

     Notes to Consolidated Financial Statements                                   7-10

  Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                       11-19

  Item 3. Quantitative and Qualitative Disclosure about
             Market Risk                                                            20

Part II - Other Information                                                      21-22

     Signatures                                                                     23

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                                                        September 30,        March 31,
                                                                            1999               1999
                                                                        -----------        -----------
Current Assets:
  Cash and cash equivalents (Note 7)                                    $ 5,117,314        $ 9,279,210
  Short-term marketable securities (Note 8)                               8,543,274          8,902,031
  Accounts receivable, net of allowance for doubtful accounts of $210,000 and $204,000 at September 30, 1999 and March 31,
    1999, respectively                                                    6,916,380          6,437,225
  Inventories (Note 4)                                                    3,559,112          2,895,857
  Prepaid expenses and other current assets                                 578,774            335,403
                                                                        -----------        -----------
          Total  current assets                                          24,714,854         27,849,726
                                                                        -----------        -----------

Property and Equipment, at cost:
  Machinery and equipment                                                 5,854,020          5,443,930
  Furniture and fixtures                                                  1,036,796            575,166
  Leasehold improvements                                                  2,026,496          1,728,351
                                                                        -----------        -----------
                                                                          8,917,312          7,747,447

Less: Accumulated depreciation and amortization                           5,109,700          3,884,088
                                                                        -----------        -----------
                                                                          3,807,612          3,863,359
                                                                        -----------        -----------

 Other Assets, net  (Notes 2 and 9)                                       1,136,334          1,268,536
                                                                        -----------        -----------
                                                                        $29,658,800        $32,981,621
                                                                        ===========        ===========





                  The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (unaudited)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                                              September 30,          March 31,
                                                                  1999                 1999
                                                              ------------         ------------
Current Liabilities:
  Accounts payable                                            $  1,728,964         $    874,648
  Accrued expenses                                               4,438,945            4,830,620
                                                              ------------         ------------
          Total current liabilities                              6,167,909            5,705,268
                                                              ------------         ------------

Long Term Liabilities                                              158,775              204,816

Stockholders' Investment (Note 5):
  Class B Preferred Stock, $.01 par value-
          Authorized 1,000,000 shares
          Issued and outstanding-none                                   --                   --

  Common Stock, $.01 par value-
          Authorized 25,000,000 shares
          Issued and Outstanding-  8,657,742 shares at
          September 30, 1999 and  8,650,802 shares at
          March 31, 1999                                            86,577               86,508

  Additional paid-in capital                                    58,287,537           58,219,906
  Accumulated deficit                                          (35,041,998)         (31,234,877)
                                                              ------------         ------------
          Total stockholders' investment                        23,332,116           27,071,537
                                                              ------------         ------------
                                                              $ 29,658,800         $ 32,981,621
                                                              ============         ============



                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                            Three Months Ended                         Six Months Ended
                                                     --------------------------------         ---------------------------------
                                                     September 30,       September 30,        September 30,        September 30,
                                                         1999                1998                 1999                 1998
                                                     -----------         ------------         ------------         ------------
Revenues:
   Products                                          $ 3,594,818         $  4,352,983         $  7,615,342         $  7,877,493
   Contracts                                             573,140              614,443            2,904,648            2,893,176
                                                     -----------         ------------         ------------         ------------
                                                       4,167,958            4,967,426           10,519,990           10,770,669
                                                     -----------         ------------         ------------         ------------

Costs and expenses:
   Cost of product revenues                            1,115,303            1,563,346            2,472,455            3,000,211
   Research and development                            3,450,526            3,950,444            6,842,159            6,984,224
   Selling, general and administrative                 2,911,648            2,306,439            5,410,000            4,538,306
                                                     -----------         ------------         ------------         ------------
                                                       7,477,477            7,820,229           14,724,614           14,522,741
                                                     -----------         ------------         ------------         ------------

Loss from operations                                  (3,309,519)          (2,852,803)          (4,204,624)          (3,752,072)

Interest and other income                                240,421              369,791              397,503              727,003
                                                     -----------         ------------         ------------         ------------

Net loss                                             $(3,069,098)        $ (2,483,012)        $ (3,807,121)        $ (3,025,069)
                                                     ===========         ============         ============         ============

Net loss per share (Note 6):
   Basic                                             $     (0.35)        $      (0.29)        $      (0.44)        $      (0.35)
   Diluted                                           $     (0.35)        $      (0.29)        $      (0.44)        $      (0.35)

Weighted average shares outstanding (Note 6):
   Basic                                               8,654,262            8,620,861            8,653,108            8,598,869
   Diluted                                             8,654,262            8,620,861            8,653,108            8,598,869




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

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                        Six Months Ended
                                                                                --------------------------------
                                                                                September 30,       September 30,
                                                                                   1999                1998
                                                                                -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(3,807,121)        $ (3,025,069)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities-
          Depreciation and amortization                                           1,330,504              763,872
          Changes in assets and liabilities-
               Accounts receivable                                                 (479,155)             194,661
               Inventories                                                         (663,255)            (882,131)
               Prepaid expenses and other assets                                   (216,061)            (212,506)
               Accounts payable                                                     854,316             (813,063)
               Accrued expenses                                                    (391,675)             287,609
               Long-term liabilities                                                (46,041)              23,865
               Liabilities of discontinued operations, net                               --              (56,778)
                                                                                -----------         ------------

                    Net cash used in operating activities                        (3,418,488)          (3,719,540)
                                                                                -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of short-term marketable securities                      7,440,457           18,772,594
  Purchases of short-term marketable securities                                  (7,081,700)         (15,496,494)
  Purchases of property and equipment                                            (1,169,865)          (1,174,378)
                                                                                -----------         ------------

                     Net cash provided by (used in) investing activities           (811,108)           2,101,722
                                                                                -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and stock issued
  under employee stock purchase plan                                                 67,700              651,506
                                                                                -----------         ------------

                     Net cash provided by financing activities                       67,700              651,506
                                                                                -----------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (4,161,896)            (966,312)

CASH AND CASH EQUIVALENTS, EXCLUDING  MARKETABLE
SECURITIES, AT BEGINNING OF PERIOD                                                9,279,210            2,683,151
                                                                                -----------         ------------
CASH AND CASH EQUIVALENTS , EXCLUDING MARKETABLE
SECURITIES, AT END OF PERIOD                                                    $ 5,117,314         $  1,716,839
                                                                                ===========         ============


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

         In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of September 30, 1999 and for the six months then ended. The results of operations for the six months ended September 30, 1999 may not be indicative of the results that may be expected for the full fiscal year.


2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and the accounts of its majority-owned subsidiary Abiomed Limited Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.


3.       ACCOUNTS RECEIVABLE

         Accounts receivable includes amounts due from customers, excluding long-term amounts due from customers under sales-type leases (see Note 9), net of allowance for doubtful accounts. Accounts receivable also includes amounts due from government and other third party sources related to our research and development contracts and grants. These research and development contracts and grants generally provide for payment on a cost-plus-fixed-fee basis. We seek funding from third-parties, including government sources, to support our research and development programs in their early stages and generally limit the use of our own funds until the scientific risk associated with a potential discovery or product is reduced. We recognize revenues under government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. The Company retains rights to all technological discoveries and products resulting from these efforts. As of September 30, 1999, accounts

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)


3.       ACCOUNTS RECEIVABLE (continued)

receivable included approximately $1.9 million due under a government contract for AbioCor-TM- development scheduled to be collected over the remaining term of that contract which expires September 30, 2000.

4.       INVENTORIES

         Inventories include raw materials, work-in-process, and finished goods, and are priced at the lower of cost (first-in, first-out) or market and consist of the following:


                                              September 30,            March 31,
                                                 1999                    1999
                                              ----------              ----------
Raw materials                                 $1,494,188              $1,403,253
Work-in-process                                1,121,670                 636,125
Finished goods                                   943,254                 856,479
                                              ----------              ----------

                                              $3,559,112              $2,895,857
                                              ==========              ==========


Finished goods and work-in-process inventories consist of direct material, labor and overhead.


5.       STOCKHOLDERS' INVESTMENT

         During the six months ended September 30, 1999, options to purchase 301,000 shares of Common Stock were granted at exercise prices ranging from $8.875 to $16.000 per share. Options to purchase 21,750 shares were canceled and 2,300 options to purchase shares of Common Stock were exercised at a price of $8.000 per share during the six month period.

         During the six months ended September 30, 1999, 4,640 shares of Common Stock were issued under the Employee Stock Purchase Plan.


6.       NET LOSS PER COMMON SHARE

         We calculate net loss per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which requires that we present both basic and diluted net loss per share for all periods presented. Basic net loss per share

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)


6.       NET LOSS PER COMMON SHARE (continued)

("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. In computing Diluted EPS, common equivalent shares are not considered dilutive in periods in which a net loss is reported because they are antidilutive. Accordingly, Basic EPS and Diluted EPS are the same for the periods presented. The number of equivalent shares that otherwise would have been dilutive for the three and six months ended September 30, 1999 are 275,630 and 283,768, respectively.


7.       CASH AND CASH EQUIVALENTS

         We classify marketable securities, with a maturity date of 90 days or less at the time of purchase, as a cash equivalent.


8.       MARKETABLE SECURITIES

         We classify any security, with a maturity date of greater than 90 days at the time of purchase, as marketable securities and classify marketable securities with a maturity date of greater than one year from the balance sheet date as long-term investments. At September 30, 1999 these marketable securities consisted primarily of government grade securities and high-grade corporate bonds. The amortized cost of these securities approximated market value.


9.       OTHER ASSETS

         Other assets include approximately $130,000 in unamortized purchase cost of the Company's majority interest of the Abiomed Limited Partnership (the Partnership). The interest in the Partnership is being amortized over its useful life of five years. The Partnership was formed in March 1985 and provided initial funding for the design and development of certain of our products.

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

         Also included in other assets are long-term accounts receivable related to sales-type leases. The terms of these non-cancelable leases are one to three years. As of September 30, 1999, the total amount due from sales-type leases was $1,946,000 of which $746,000 was classified as long-term receivables. As of March 31, 1999, the total amount due from these sales-type leases was $2,263,000 of which $892,000 was classified as long-term receivables.

         Other assets also include the unamortized cost of a number of awarded and pending patents. As of September 30, 1999, the unamortized cost of these patents approximated $261,000. As of March 31, 1999, the unamortized cost of these patents approximated $176,000.


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

RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1999


NET LOSS

         Net loss for the three months ended September 30, 1999, was approximately $3,069,000, or $0.35 per share. This compares to a net loss of approximately $2,483,000, or $0.29 per share, in the same period of the previous year. The net losses for both three month periods were primarily attributable to costs incurred for the development and pre-clinical testing costs associated with the AbioCor-TM- implantable replacement heart ("AbioCor").


REVENUES

         Product revenues decreased by 17% to $3.6 million in the three months ended September 30, 1999 from $4.4 million in the three months ended September 30, 1998. The decline in product revenues is primarily attributable to a reduction in unit sales of BVS systems to new hospital customers partially offset by increased unit sales and increased average selling prices of BVS disposable blood pumps reordered by and sold to existing customers. We believe that the decline in sales to new customers when compared to the prior year was largely a result of a decision made by the Company at the beginning of its current fiscal year to shift certain of its sales representatives away from focusing on BVS system sales to new customers as their primary responsibility to increasing support of existing customers in an effort to increase reorders of higher margin BVS blood pumps. Reorders of the Company's blood pumps increased by 18% during the second quarter of fiscal 2000 when compared to the same period of the prior year. Domestic sales accounted for 96% of total product revenues in the three months ended September 30, 1999 compared to 99% for the same period a year earlier.

         Contract and grant revenues were approximately $573,000 in the quarter ended September 30, 1999 and $614,000 for the same period of the prior year. The contract and grant revenues in both periods were primarily derived from the Company's AbioBooster-TM- contract and various government grants. None of the contract and grant revenue recognized in the three months ended September 30, 1999 and in the three months ended September 30, 1998 was derived from the Company's AbioCor government contract. Funds allotted by the government for that contract during fiscal years 2000 and 1999 were fully recognized in the Company's first fiscal quarters of both years as a result of the accelerated development of the AbioCor. The Company accounts for revenue under its government contracts and grants as work

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

REVENUES (continued)

is performed, provided that the government has appropriated sufficient funds for the work. Through September 30, 1999, the government has appropriated all of the $8.5 million AbioCor contract amount, including the $1.8 million appropriated and recognized as revenue during the quarter ended June 30, 1999. No amount remains to be recognized under the AbioCor contract as of September 30, 1999.

         As of September 30, 1999, the Company's total backlog of research and development contracts and grants was $2.7 million, including $1.1 million for AbioBooster-TM- research and development. Funding for the Company's government research and development contracts is subject to government appropriation, and all of these contracts contain provisions that make them terminable at the convenience of the government. The Company retains rights to all technological discoveries and products resulting from these efforts.


COSTS AND EXPENSES

         Total costs and expenses decreased to $7.5 million, 179% of total revenues, for the three months ended September 30, 1999, from $7.8 million, 157% of total revenues, for the three months ended September 30, 1998. The decrease in total costs was predominately the result of decreased research and development and cost of product revenues partially offset by increased selling, general and administrative expenses. Total costs and expenses increased as a percentage of total revenue due to the decline in revenues as a large portion of sales, general and administrative charges represent fixed costs.

         Cost of product revenues as a percentage of product revenues were 31% for the three months ended September 30, 1999 and 36% for the three months ended September 30, 1998. The majority of this decrease in cost of products sold as a percentage of product revenues was attributable to higher average selling prices for BVS blood pumps during the quarter ended September 30, 1999 compared to the same period of the prior year and to an increase in the proportion of higher margin BVS blood pumps sales relative to lower margin BVS console sales.

         Research and development expenses decreased by 13% to $3.5 million, 83% of total revenues, for the three months ended September 30, 1999, from $4.0 million, 80% of total revenues for the three months ended September 30, 1998. The decrease primarily reflects the timing of expenditures for materials used in the manufacture of AbioCor devices used in pre-clinical testing. Research and development expenses during the three months ended September 30, 1999 included

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

COSTS AND EXPENSES (continued)

$2.4 million of expenses incurred in connection with the Company's development activities for the AbioCor, compared to $3.0 million for the same period of the prior year. We anticipate that AbioCor expenses will increase in coming fiscal quarters as materials are scheduled to be received in order for the Company to manufacture AbioCor systems for various testing purposes.

         Selling, general and administrative expenses increased by 26% to $2.9 million, 70% of total revenues, for the three months ended September 30, 1999, from $2.3 million, 46% of total revenues, for the three months ended September 30, 1998. This increase is primarily attributed to increased legal expenses and to increased marketing activities.

INTEREST AND OTHER INCOME

         Interest and other income consists primarily of interest on the Company's investment balances, net of interest and other expenses. Interest and other income decreased to $240,000 for the three months ended September 30, 1999 from $370,000 for the three months ended September 30, 1998. This decrease was primarily due to lower average funds available for investment.

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

SIX MONTHS ENDED SEPTEMBER 30, 1999


NET LOSS

         Net loss for the six months ended September 30, 1999, was approximately $3,807,000, or $0.44 per share. This compares to a net loss of approximately $3,025,000, or $0.35 per share, for the same period of the previous year. The losses for both six month periods are primarily attributable to costs incurred for the development and pre-clinical testing costs associated with the AbioCor implantable replacement heart.


REVENUES

         Product revenues decreased by 3% to $7.6 million in the six months ended September 30, 1999 from $7.9 million in the six months ended September 30, 1998. The decline in product revenues is primarily attributable to a reduction in unit sales of BVS systems sold to new customers partially offset by increased units sales and increased average selling prices of BVS disposable blood pumps reordered by and sold to existing customers. We believe that the decline in sales to new customers was largely a result of a decision made by the Company at the beginning of its current fiscal year to shift certain of its sales representatives away from focusing on sales to new customers as their primary responsibility to increasing support of existing customers in an effort to increase reorders of higher margin BVS blood pumps. Reorders of BVS blood pumps increased by 11% during the six months ended September 30, 1999 compared to the same period of the prior year. Domestic sales accounted for 97% of total product revenue in the six months ended September 30, 1999, compared to 96% for the same period a year earlier.

         Contract and grant revenues were $2.9 million during the first six months of both fiscal 2000 and fiscal 1999. Approximately $1.8 million of the contract and grant revenue recognized in both years was derived from the Company's AbioCor government contract. The remaining $1.1 million in contract and grant revenue recorded during the six months ended September 30, 1999 and September 30, 1998 was primarily derived from the Company's AbioBooster contract and other government grants.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

COSTS AND EXPENSES

         Total costs and expenses increased to $14.7 million, 140% of total revenues, for the six months ended September 30, 1999, from $14.5 million, 135% of total revenues, for the six months ended September 30, 1998. The increase is primarily due to increased development activities related to new BVS products and enhancements and increased sales, general and administrative expenses.

         Cost of product revenues as a percentage of product revenues were 32% for the six months ended September 30, 1999 and 38% for the six months ended September 30, 1998. The majority of this decrease in cost of products sold as a percentage of product revenues was attributable to higher average selling prices for BVS blood pumps during the six months ended September 30, 1999 compared to the same period of the prior year and to an increase in the proportion of higher margin BVS blood pumps sold relative to lower margin BVS console sales.

         Research and development expenses were $6.8 million for the six months ended September 30, 1999, compared to $7.0 million for the same period of the previous year. Expenditures remained consistent at 65% of total revenues for each six month period. During the six months ended September 30, 1999, lower spending for the development of the AbioCor was offset by increased spending on new products and enhancements to the BVS. Research and development expenses during the six months ended September 30, 1999 included $4.7 million of expenses incurred in connection with our development activities for the AbioCor, compared to $5.2 million for the same period of the prior year.

         Selling, general and administrative expenses increased by 19% to $5.4 million, 51% of total revenues, for the six months ended September 30, 1999, compared to $4.5 million, 42% of total revenues, for the six months ended September 30, 1998. This increase is primarily attributed to increased selling and marketing expenditures as a result of our implementing new programs designed to improve sales of our disposable blood pumps, and increased legal expenses.


INTEREST AND OTHER INCOME

         Interest and other income consists primarily of interest on the Company's investment balances, net of interest and other expenses. Interest and other income decreased to $398,000 for the six months

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)



INTEREST AND OTHER INCOME

ended September 30, 1999 from $727,000 for the six months ended September 30, 1998. This decrease was primarily due to lower average funds available for investment.

         Income taxes incurred during these periods were not material and the Company continues to have significant net tax operating loss and tax credit carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company's balance in cash and short-term marketable securities was $13.7 million. The Company also has a $3 million line of credit from a bank that expires on October 13, 2000, and which was entirely available at September 30, 1999.

         In the six months ended September 30, 1999, operating activities used cash of $3,418,000. Net cash used by operating activities during this period resulted from a net loss of $3,807,000 and increases in accounts receivable, inventory, and prepaid expenses of $479,000, $663,000, and $216,000, respectively. It also resulted from decreases in accrued expenses and long-term liabilities of $392,000 and $46,000, respectively. These uses of cash were partially offset by increases in trade payables of $854,000 and noncash charges for depreciation and amortization of $1,331,000 included in the net loss. The increase in inventory is primarily attributable to lower than planned product sales.

         During the six months ended September 30, 1999, investing activities used $811,000 of cash. Cash used in these activities included purchases of capital equipment and expenditures for leasehold improvements of $1,170,000, made primarily in connection with building out and furnishing the Company's new 79,000 square foot facility located in Danvers, Massachusetts. These capital expenditures were partially offset by $359,000 of cash provided from the sale of short-term marketable securities, net of purchases of similar securities.

         During the six months ended September 30, 1999, financing activities provided $68,000 of cash from the exercise of employee stock options and from employee purchases of Common Stock under the Employee Stock Purchase Plan.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)

         Although the Company does not currently have significant capital commitments, we believe that we will continue to make significant investments over the next several years to support the development and commercialization of new products. In addition, we estimate that we will incur additional costs of approximately $1,000,000 in 1999 and 2000 to complete construction, qualification and occupancy of the larger manufacturing area in the Company's new facility to be used in the manufacture of BVS and AbioCor devices.

         On October 14, 1999, the Company entered into an agreement with its primary bank whereby it will be able to draw up to $1.2 million in term loans through March 31, 2000 for the acquisition of manufacturing equipment and leasehold improvements. These promissory notes are subject to various financing covenants, secured by the acquired equipment and are to be repaid in equal monthly installments through September 1, 2003. These notes will bear interest at either the Prime Rate or LIBOR Rate, at the Company's election. Although no funds have been drawn on this loan facility as of September 30, 1999, approximately $250,000 expended for leasehold improvements through that date will be included in the first term loan that we anticipate will be executed in November 1999. These notes are incremental to and separate from the Company's $3 million line of credit with this bank.

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


YEAR 2000 READINESS DISCLOSURE

         As the year 2000 approaches, it is generally anticipated that computers, software and other equipment utilizing microprocessors may be unable to function properly. We have evaluated this potential issue with respect to our products, our financial and management information systems and our suppliers. With respect to the our products, the software controlling the BVS drive console includes internal counters, but the BVS operation is not related in any way to a specific calendar date. Accordingly, we believe that the BVS will not need any repair or modification with regard to the Year 2000 issue.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)


YEAR 2000 READINESS DISCLOSURE (continued)

         With respect to the our financial and management information systems, we successfully installed and tested a year 2000 upgrade to our primary system and have completed an assessment of all personal computers ("PCs") and installed applications. All significant systems have been upgraded or replaced where necessary. Expenditures for new PCs, software applications, and operating systems under our Year 2000 plan have amounted to less than $100,000, with no significant costs remaining before the start of calendar year 2000. We are completing an assessment of key suppliers begun in fiscal 1999 and have increased safety stocks of materials inventory where a prolonged loss of material deliveries would have an adverse impact on our business, financial condition and results of operations. We have also made inquiries to assess key service providers such as financial institutions, our payroll service provider, and our retirement plan administrator as to their year 2000 readiness and have received assurances that the vendors' critical systems have been updated, tested, and found to be compliant.

         Although we do not expect Year 2000 issues to have a material impact on our business or future results of operations, there can be no assurance that there will not be interruptions of operations or other limitations of system functionality or that we may incur significant costs to avoid such interruptions or limitations. To the extent that we can not eliminate all Year 2000 issues, the most reasonably likely worst case year 2000 scenario is systemic failures beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or a general disruption in supplies and services provided to the Company which could have a material adverse effect on the our business, results of operations and financial condition.


RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

This document contains forward looking statements, including statements regarding the anticipated timing and cost of our AbioCor development activities, enhancements to be made to the BVS, planned expansion of our manufacturing facilities, adequacy of existing resources and overcoming Year 2000 related issues. The Company's actual results, including our AbioCor development, BVS new products and enhancements, facility expansion, adequacy of resources and overcoming Year 2000 issues may differ materially based on a number of factors, both known and unknown, including: uncertainty of product development and clinical trials, complex manufacturing, high quality requirements, unproven demonstration of required reliability of products under development, dependence on key personnel, risks associated with growing number of

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)


RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS (continued)

employees, inability to recruit required human resources on schedule, competition and technological change, government regulations including the FDA and other regulatory agencies, reliance on government contracts, dependence on limited sources of supply, future capital needs and uncertainty of additional funding, dependence on third-party reimbursement, potential inadequacy of product liability insurance, dependence on patents and proprietary rights and other risks detailed in our Form 10-K for the year ended March 31, 1999 which was filed with the Securities and Exchange Commission. Investors are cautioned that all such statements involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                 ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK


         The Company does not use derivative financial instruments for speculative or trading purposes. However, it is exposed to market risk related to changes in interest rates. The Company maintains an investment portfolio consisting mainly of federal agency obligations, state and municipal bonds, and U.S. Treasury notes with maturities of one year or less. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 1999, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold the majority of its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

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

         On October 20, 1999, World Heart Corporation informed the Company that their discovery has identified no infringement by the Company of the patent held by the Ottawa Heart Institute Research Corporation and that their patent infringement claims and allegations against the Company will be dropped while World Heart Corporation and the Ottawa Heart Institute Research Corporation continue to seek evidence regarding their trade secret and breach of contract allegations.

         The Company does not believe that it is infringing nor has ever infringed any patent, trade secret or other intellectual property rights of the plaintiffs and is vigorously defending this position. The Company cannot assure that it will prevail in the defense of the remaining claims and allegation and the Company cannot assure that it will prevail in its claims or allegations against World Heart Corporation and the Ottawa Heart Institute Research Corporation. Further evaluation and discovery is being conducted by all parties involved. Unless otherwise resolved, the claims by the plaintiff against the Company are scheduled for trial in early 2000.


Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

                         ABIOMED, INC. AND SUBSIDIARIES

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on August 11, 1999, the stockholders approved the following:

         a) Elected two persons to serve as Class I directors as follows:

                  Director                 Votes for           Votes Withheld
                  --------                 ---------           --------------

           David M. Lederman               8,119,356                42,600
           Desmond H. O'Connell, Jr.       8,120,756                41,200

         b) A proposal to amend the Company's 1989 Non-Qualified Stock Option Plan. The proposal received 7,891,228 votes for and 172,149 votes against. There were 34,208 abstentions and 64,371 non-voting.

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)   EXHIBITS

         Exhibit 10

         a) Letter of Agreement between the Company and Fleet National Bank, dated as of October 14, 1999 with respect to Demand and Term Loans.

         b) Form of Change of Control Agreement.*

         c) Schedule related to Change of Control Agreement.*

         Exhibit 27 - Financial Data Schedule

    b)   REPORTS ON FORM 8-K

         None




* Compensatory plan or arrangement.

                         ABIOMED, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ABIOMED, Inc.



Date: November 9, 1999                    /s/ David M. Lederman
                                          -----------------------------
                                          David M. Lederman
                                          CEO and President



Date: November 9, 1999                    /s/ John F. Thero
                                          -----------------------------
                                          John F. Thero
                                          Senior Vice President Finance
                                          and Treasurer
                                          Chief Financial Officer
                                          Principal Accounting Officer