Form 10-Q
period 1999-12-31
ABIOMED INC
filed 2000-01-19
CIK 815094

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended DECEMBER 31, 1999

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to
                                                ---------    --------

                  Commission file number    0-20584
                                            -------

                                  ABIOMED, INC.

             (Exact name of registrant as specified in its charter)

        DELAWARE                                              04-2743260
        --------                                              ----------
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

                                 Yes /X/ No / /

As of January 17, 2000, there were 8,706,998 shares outstanding of the registrant's Common Stock, $.01 par value.

                         ABIOMED, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                     Page No.
                                                                     --------


Part I - Financial Information:

  Item 1. Condensed Consolidated Financial Statements

     Consolidated Balance Sheets
          December 31, 1999 and March 31, 1999                           3-4

     Consolidated Statements of Operations
          Three and Nine Months Ended December 31, 1999
          and December 31, 1998                                            5

     Consolidated Statements of Cash Flows
          Nine Months Ended December 31, 1999 and
          December 31, 1998                                                6

     Notes to Consolidated Financial Statements                         7-11

  Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations             12-20

  Item 3. Quantitative and Qualitative Disclosure about
             Market Risk                                                  21

Part II - Other Information                                            22-23

     Signatures                                                           24


                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                            December 31,                March 31,
                                                                               1999                        1999
                                                                            ------------                ---------
                                                                             (unaudited)                (audited)


Current Assets:

  Cash and cash equivalents (Note 7)                                       $  5,006,089               $ 9,279,210
  Short-term marketable securities (Note 8)                                   7,705,207                 8,902,031
  Accounts receivable, net of allowance for doubtful accounts of $208,000 and $204,000 at December 31, 1999 and March 31,
    1999, respectively (Note 3)                                               6,861,816                 6,437,225
  Inventories (Note 4)                                                        3,616,971                 2,895,857
  Prepaid expenses and other current assets                                     460,566                   335,403
                                                                             ----------                ----------
          Total  current assets                                              23,650,649                27,849,726
                                                                             ----------                ----------


Property and Equipment, at cost (Note 9):
  Machinery and equipment                                                     5,849,970                 5,443,930
  Furniture and fixtures                                                        662,028                   575,166
  Leasehold improvements                                                      2,276,210                 1,728,351
                                                                             ----------                ----------
                                                                              8,788,208                 7,747,447

Less: Accumulated depreciation and amortization                               5,453,161                 3,884,088
                                                                             ----------                ----------
                                                                              3,335,047                 3,863,359
                                                                             ----------                ----------


 Other Assets, net  (Notes 2 and 10)                                          1,033,126                 1,268,536
                                                                             ----------                ----------
                                                                           $ 28,018,822               $32,981,621
                                                                             ----------                ----------
                                                                             ----------                ----------



                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED BALANCE SHEETS (continued)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT



                                                                            December 31,                March 31,
                                                                               1999                        1999
                                                                            ------------                ---------
                                                                             (unaudited)                (audited)


Current Liabilities:
  Accounts payable                                                         $  1,945,154              $    874,648
  Accrued expenses                                                            5,189,995                 4,830,620
  Current portion of capital lease obligations (Note 9)                          67,520                         -
  Current portion of notes payable to bank (Note 11)                             65,076                         -
                                                                            ------------              ------------
          Total current liabilities                                           7,267,745                 5,705,268
                                                                            ------------              ------------

Long Term Liabilities:
  Other long term liabilities                                                   186,136                   204,816
  Capital lease obligations, net of current portion (Note 9)                    146,544                         -
  Note payable to bank, net of current portion (Note 11)                        178,960                         -
                                                                            ------------              ------------
          Total long term liabilities                                           511,640                   204,816
                                                                            ------------              ------------

Stockholders' Investment (Note 5):
  Class B Preferred Stock, $.01 par value-
          Authorized - 1,000,000 shares
          Issued and outstanding - none                                               -                         -
  Common Stock, $.01 par value-
          Authorized - 25,000,000 shares
          Issued and outstanding - 8,703,873 shares at
          December 31, 1999 and  8,650,802 shares at
          March 31, 1999                                                         87,039                    86,508
  Additional paid-in capital                                                 58,771,418                58,219,906
  Accumulated deficit                                                       (38,619,020)              (31,234,877)
                                                                            ------------              ------------
          Total stockholders' investment                                     20,239,437                27,071,537
                                                                            ------------              ------------
                                                                           $ 28,018,822              $ 32,981,621
                                                                            ------------              ------------
                                                                            ------------              ------------





                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                   December 31,       December 31,      December 31,      December 31,
                                                      1999               1998              1999              1998
                                                 ---------------    ---------------    ---------------   ---------------


Revenues:
   Products                                       $  5,195,105      $  4,485,327      $ 12,810,447      $ 12,362,820
   Contracts                                           748,557           641,374         3,653,205         3,534,550
                                                   ------------      ------------      ------------      ------------
                                                     5,943,662         5,126,701        16,463,652        15,897,370
                                                   ------------      ------------      ------------      ------------

Costs and expenses:
   Cost of product revenues                          1,610,330         1,700,538         4,082,785         4,700,749
   Research and development                          4,596,270         3,647,923        11,438,429        10,632,147
   Selling, general and administrative               3,524,082         2,301,668         8,934,082         6,839,974
                                                   ------------      ------------      ------------      ------------
                                                     9,730,682         7,650,129        24,455,296        22,172,870
                                                   ------------      ------------      ------------      ------------

Loss from operations                                (3,787,020)       (2,523,428)       (7,991,644)       (6,275,500)

Interest and other income, net                         209,998           217,704           607,501           944,707
                                                   ------------      ------------      ------------      ------------

Net loss                                          $ (3,577,022)     $ (2,305,724)     $ (7,384,143)     $ (5,330,793)
                                                   ------------      ------------      ------------      ------------
                                                   ------------      ------------      ------------      ------------

Net loss per share (Note 6):
   Basic                                          $      (0.41)     $      (0.27)     $      (0.85)     $      (0.62)
   Diluted                                        $      (0.41)     $      (0.27)     $      (0.85)     $      (0.62)

Weighted average shares outstanding (Note 6):
   Basic                                             8,673,531         8,639,732         8,660,814         8,611,353
   Diluted                                           8,673,531         8,639,732         8,660,814         8,611,353






                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                          NINE MONTHS ENDED
                                                                    December 31,        December 31,
                                                                       1999               1998
                                                                    ------------        ------------


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                         $ (7,384,143)     $ (5,330,793)
  Adjustments to reconcile net loss to net cash
     used in operating activities-
          Depreciation and amortization                               1,718,078         1,171,885
          Changes in assets and liabilities-
               Accounts receivable                                     (424,591)           45,862
               Inventories                                             (721,114)       (1,096,776)
               Prepaid expenses and other assets                        (38,758)         (116,999)
               Accounts payable                                       1,070,506          (891,316)
               Accrued expenses                                         359,375           801,633
               Long-term liabilities                                    (18,680)           48,951
               Liabilities of discontinued operations, net                 --            (197,123)
                                                                     -----------      ------------

                    Net cash used in operating activities            (5,439,327)       (5,564,676)
                                                                     -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of short-term marketable securities          9,690,457        32,824,871
  Purchases of short-term marketable securities                      (8,493,633)      (25,722,293)
  Purchases of property and equipment                                  (819,770)       (1,418,669)
                                                                     -----------      ------------

                     Net cash provided by investing activities          377,054         5,683,909
                                                                     -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and stock issued
        under employee stock purchase plan                              552,043           687,506
  Proceeds from long-term debt                                          249,459              --
  Repayment of long-term debt and capital lease obligations             (12,350)             --
                                                                     -----------      ------------
                     Net cash provided by financing activities          789,152           687,506
                                                                     -----------      ------------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                (4,273,121)          806,739

CASH AND CASH EQUIVALENTS, EXCLUDING  MARKETABLE
SECURITIES, AT BEGINNING OF PERIOD                                    9,279,210         2,683,151
                                                                     -----------      ------------

CASH AND CASH EQUIVALENTS , EXCLUDING MARKETABLE
SECURITIES, AT END OF PERIOD                                       $  5,006,089      $  3,489,890
                                                                     -----------      ------------
                                                                     -----------      ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Capital lease obligation incurred for property and equipment     $    220,991              --



                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       BASIS OF PREPARATION

         The unaudited condensed consolidated financial statements of ABIOMED, Inc. (the Company) presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest audited financial statements. These audited statements are contained in our Form 10-K for the year ended March 31, 1999 and have been filed with the Securities and Exchange Commission.

         In our opinion, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position and results of operations as of December 31, 1999 and for the nine months then ended. The results of operations for the nine months ended December 31, 1999 may not be indicative of the results that may be expected for the full fiscal year.

2.       PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and the accounts of its majority-owned subsidiary, Abiomed Limited Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.       ACCOUNTS RECEIVABLE

         Accounts receivable includes amounts due from customers, excluding long-term amounts due from customers under sales-type leases (see Note 10), net of allowance for doubtful accounts. Accounts receivable also include amounts due from government and other third party sources related to our research and development contracts and grants. These research and development contracts and grants generally provide for payment on a cost-plus-fixed-fee basis. We recognize revenues under government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. The Company retains rights to all technological discoveries and products resulting from these efforts.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)


4.       INVENTORIES

         Inventories include raw materials, work-in-process, and finished goods, and are priced at the lower of cost (first-in, first-out) or market and consist of the following:


                                                             December 31,               March 31,
                                                                1999                      1999
                                                             ------------               ---------


             Raw materials                                    $ 1,390,933             $ 1,403,253
             Work-in-process                                      726,496                 636,125
             Finished goods                                     1,499,542                 856,479
                                                                ---------               ---------

                                                              $ 3,616,971             $ 2,895,857
                                                                ---------               ---------
                                                                ---------               ---------



Finished goods and work-in-process inventories consist of direct material, labor and overhead.

5.       STOCKHOLDERS' INVESTMENT

         During the nine months ended December 31, 1999, options to purchase 306,050 shares of Common Stock were granted at exercise prices ranging from $8.875 to $30.688 per share. During the nine month period, options to purchase 37,750 shares were canceled and options to purchase 48,431 shares of Common Stock were exercised at prices ranging from $5.750 to $18.000 per share.

         During the nine months ended December 31, 1999, 4,640 shares of Common Stock were issued under the Employee Stock Purchase Plan.

6.       NET LOSS PER COMMON SHARE

         We calculate net loss per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which requires that we present both basic and diluted net loss per share for all periods presented. Basic net loss per share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. In computing Diluted EPS, common equivalent shares are not considered dilutive in periods in which a net loss is reported

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)


6.       NET LOSS PER COMMON SHARE (continued)

because they are antidilutive. Accordingly, Basic EPS and Diluted EPS are the same for all periods presented. The number of common equivalent shares that otherwise would have been dilutive for the three and nine months ended December 31, 1999 and three and nine months ended December 31, 1998 are 769,932, 517,116, 42,324, and 135,599, respectively.

7.       CASH AND CASH EQUIVALENTS

         We classify marketable securities, with a maturity date of 90 days or less at the time of purchase, as a cash equivalent.

8.       MARKETABLE SECURITIES

         We classify any security, with a maturity date of greater than 90 days at the time of purchase, as marketable securities and classify marketable securities with a maturity date of greater than one year from the balance sheet date as long-term investments. At December 31, 1999, marketable securities consisted primarily of government securities and high-grade corporate bonds. The amortized cost of marketable securities approximated market value.

9.       LEASES

         On December 27, 1999, the Company entered into a 36-month capital lease for $221,000 of computer equipment and software. Included in property and equipment, these assets are to be used in research and development activities and general operations. At the end of the lease term, the Company can either (a) renew the lease for an additional 6-month option period at a reduced rental rate, (b) purchase the equipment at its then fair market value, but no greater than 12.5% of its original purchase cost, or (c) return the equipment to the lessor. As of December 31, 1999, future minimum lease payments are approximately $242,000.

         During the quarter ended December 31, 1999, the Company also entered into 36-month operating leases for office furniture. At the end of the lease terms, the Company can either (a) renew the leases for additional 12-month option periods at the then fair market rental value, (b) purchase the furniture at its then fair market value, but no greater than 25% of its original purchase cost, or (c) return the furniture to the lessor. Rental expense recorded for these leases during the three months ended December 31, 1999 was approximately $33,000. As of December 31, 1999, future minimum lease payments are approximately $610,000.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)


10.      OTHER ASSETS

         Other assets include approximately $94,000 in unamortized purchase cost of the Company's majority interest of the Abiomed Limited Partnership (the Partnership). The interest in the Partnership is being amortized over its useful life of five years. The Partnership was formed in March 1985 and provided initial funding for the design and development of certain of our products.

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

         Also included in other assets are long-term accounts receivable related to sales-type leases. The terms of these non-cancelable leases are one to three years. As of December 31, 1999, the total amount due from sales-type leases was $1,941,000 of which $664,000 was classified as long-term receivables. As of March 31, 1999, the total amount due from these sales-type leases was $2,263,000 of which $892,000 was classified as long-term receivables.

         Other assets also include the unamortized cost of a number of awarded and pending patents. As of December 31, 1999, the unamortized cost of these patents approximated $261,000. As of March 31, 1999, the unamortized cost of these patents approximated $275,000.

11.      BANK TERM LOANS

         On October 14, 1999, the Company entered into an agreement with a bank whereby it will be able to draw up to $1.2 million in term loans through March 31, 2000 for the acquisition of manufacturing equipment and leasehold improvements. These term loans are subject to various financial covenants, secured by the acquired equipment and leasehold improvements and are to be repaid in equal monthly installments through September 1, 2003. These notes bear interest at either the bank's prime rate or LIBOR rate, at the Company's election. Through December 31, 1999, the Company has borrowed a total of $249,000 under this loan facility at the bank's prime rate (8.5% at December 31, 1999), of which $244,000 remains outstanding as of that date.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)


12.      RECLASSIFICATION OF PRIOR YEAR AMOUNTS

         Certain prior year financial statement information has been reclassified to be consistent with the current year presentation.

13.      SEGMENT AND ENTERPRISE WIDE DISCLOSURES

         We believe that the Company operates in one business segment; the research, development, and sale of medical devices to assist or replace the pumping function of the failing heart.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999

PRODUCT REVENUES

         Product revenues increased by $0.7 million, or 16%, to $5.2 million in the three months ended December 31, 1999 from $4.5 million in the three months ended December 31, 1998. The increase in product revenues is primarily attributable to increased unit sales and increased average selling prices of BVS disposable blood pumps sold to existing customers, and is partially offset by a reduction in unit sales of BVS systems sold to new customers. We believe that the increase in reorder sales of blood pumps and the decline in sales of BVS systems to new customers was largely the result of a decision made at the beginning of the current fiscal year to shift the focus of certain of our sales representatives from sales to new customers to increased support of existing customers in an effort to increase reorders of higher margin BVS blood pumps. Reorder unit sales of BVS blood pumps increased by 14% during the three months ended December 31, 1999 as compared to the same period of the prior year. Domestic sales accounted for 96% of total product revenue during the three months ended December 31, 1999, and 97% for the same period of the prior year.

CONTRACT REVENUES

         Contract revenues increased by $0.1 million, or 17%, to $0.7 million in the three months ended December 31, 1999 from $0.6 million in the three months ended December 31, 1998. Approximately half of the contract revenues recorded in the quarter ended December 31, 1999 were derived from our AbioBooster contract. The remaining contract revenues during the period were primarily derived from other government grants.

         We account for contract revenues under our government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. As of December 31, 1999, our total backlog of research and development contracts and grants was $2.0 million, including $0.8 million for AbioBooster research and development. All of these contracts and grants contain provisions that make them terminable at the convenience of the government. ABIOMED retains rights to all technological discoveries and products resulting from these efforts.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


COST OF PRODUCT REVENUES

         Cost of product revenues as a percentage of product revenues decreased to 31% in the three months ended December 31, 1999 from 38% in the three months ended December 31, 1998. The majority of this decrease in cost of product revenues as a percentage of product revenues was attributable to higher average selling prices for BVS blood pumps during the three months ended December 31, 1999 as compared to the same period of the prior year and to an increase in the proportion of higher margin BVS blood pumps sold relative to lower margin BVS consoles sold.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased by $0.9 million, or 26%, to $4.6 million in the three months ended December 31, 1999, from $3.6 million in the three months ended December 31, 1998. Research and development expenses were 77% of total revenues for the three months ended December 31, 1999 and 71% of total revenues for the same period of the prior year. The increase in expenditures during the three months ended December 31, 1999 was due primarily to increased spending for the AbioCor. Research and development expenses during the three months ended December 31, 1999 included $3.5 million of expenses incurred in connection with our development activities for the AbioCor, compared to $2.5 million for the same period of the prior year. The increase in AbioCor expense is primarily attributable to the timing of materials purchases and to increased manufacturing and testing activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $1.2 million, or 53%, to $3.5 million in the three months ended December 31, 1999, from $2.3 million in the three months ended December 31, 1998. Expenditures increased to 59% of total revenues from 45% of total revenues in the same period a year earlier. This increase is primarily attributed to increased selling and marketing expenditures as a result of our implementing new programs designed to improve sales of our disposable blood pumps, and to increased legal expenses.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


INTEREST AND OTHER INCOME

         Interest and other income consists primarily of interest earned on our investment balances, net of interest and other expenses. Interest and other income remained consistent at $0.2 million in the three months ended December 31, 1999 and December 31, 1998.

NET LOSS

         Net loss for the three months ended December 31, 1999 was approximately $3.6 million, or $0.41 per share. This compares to a net loss of approximately $2.3 million, or $0.27 per share, for the three months ended December 31, 1998. The losses for both three-month periods are primarily attributable to development and pre-clinical testing costs associated with the AbioCor implantable replacement heart.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


NINE MONTHS ENDED DECEMBER 31, 1999

PRODUCT REVENUES

         Product revenues increased by $0.4 million, or 4%, to $12.8 million in the nine months ended December 31, 1999 from $12.4 million in the nine months ended December 31, 1998. The increase in product revenues is primarily attributable to increased unit sales and increased average selling prices of BVS disposable blood pumps sold to existing customers, and is partially offset by a reduction in unit sales of BVS systems sold to new customers. We believe that the increase in reorder sales of blood pumps and the decline in sales of BVS systems to new customers was largely a result of a decision made at the beginning of the current fiscal year to shift the focus of certain of our sales representatives from sales to new customers to increased support of existing customers in an effort to increase reorders of higher margin BVS blood pumps. Reorder unit sales of BVS blood pumps increased by 12% during the nine months ended December 31, 1999 as compared to the same period of the prior year. Domestic sales accounted for 96% of total product revenue during both the nine months ended December 31, 1999 and the same period of the previous year.

CONTRACT REVENUES

         Contract revenues increased by $0.2 million, or 3%, to $3.7 million in the nine months ended December 31, 1999 from $3.5 million in the nine months ended December 31, 1998. Approximately $1.8 million of the contract revenues recognized in both periods were derived from our AbioCor government contract. The remaining contract revenues recorded were primarily derived from our AbioBooster contract and other government grants.

         We account for contract revenues under our government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. Through December 31, 1999, the government has appropriated all of the $8.5 million AbioCor contract amount, including the $1.8 million appropriated and recognized as contract revenues during the quarter ended June 30, 1999. No amount remains to be recognized under the AbioCor government contract as of December 31, 1999.

         As of December 31, 1999, our total backlog of research and development contracts and grants was $2.0 million, including $0.8 million for AbioBooster research and development. All of these

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


CONTRACT REVENUES (continued)

contracts and grants contain provisions that make them terminable at the convenience of the government. ABIOMED retains rights to all technological discoveries and products resulting from these efforts.

COST OF PRODUCT REVENUES

         Cost of product revenues as a percentage of product revenues decreased to 32% in the nine months ended December 31, 1999 from 38% in the nine months ended December 31, 1998. The majority of this decrease in cost of product revenues as a percentage of product revenues was attributable to higher average selling prices for BVS blood pumps during the nine months ended December 31, 1999 as compared to the same period of the prior year and to an increase in the proportion of higher margin BVS blood pumps sold relative to lower margin BVS console sales.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased by $0.8 million, or 8%, to $11.4 million in the nine months ended December 31, 1999, from $10.6 million in the nine for the months ended December 31, 1998. Research and development expenses were 70% of total revenues for the nine months ended December 31, 1999 and 67% of total revenues for the same period of the prior year. The increase in expenditures during the nine months ended December 31, 1999 was due primarily to increased spending for the AbioCor, new products and enhancements for the BVS product line and technologies under government contracts and grants. Research and development expenses during the nine months ended December 31, 1999 included $8.2 million of expenses incurred in connection with our development activities for the AbioCor, compared to $7.5 million for the same period of the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $2.1 million, or 31%, to $8.9 million in the nine months ended December 31, 1999, from $6.8 million in the nine months ended December 31, 1998. Expenditures increased to 54% of total revenues from 43% of total revenues in the same period a year earlier. This increase is primarily attributed to increased selling and marketing expenditures as a result of our implementing new programs designed to improve sales of our disposable blood pumps, and increased legal expenses.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


INTEREST AND OTHER INCOME

         Interest and other income consists primarily of interest earned on our investment balances, net of interest and other expenses. Interest and other income decreased by $0.3 million, or 36%, to $0.6 million in the nine months ended December 31, 1999 from $0.9 million in the nine months ended December 31, 1998. This decrease was primarily due to lower average funds available for investment.

NET LOSS

         Net loss for the nine months ended December 31, 1999 was approximately $7.4 million, or $0.85 per share. This compares to a net loss of approximately $5.3 million, or $0.62 per share, for the nine months ended December 31, 1998. The losses for both nine-month periods are primarily attributable to development and pre-clinical testing costs associated with the AbioCor implantable replacement heart.

LIQUIDITY AND CAPITAL RESOURCES

         We have supported our operations primarily with net revenues from sales of our BVS product line, government contracts and proceeds from our equity financings. As of December 31, 1999, our cash, cash equivalents and marketable securities total $12.7 million. We also have a $3 million line of credit from a bank that expires on October 13, 2000, which bears interest at the bank's prime rate (8.5% at December 31, 1999), and a term loan facility from the same bank, which also bears interest at the bank's prime rate, that permits us to borrow up to $1.2 million through March 31, 2000 for the acquisition of manufacturing equipment and leasehold improvements. As of December 31, 1999, the entire line of credit line was available and approximately $1.0 million was available under the term loan facility.

         During the nine months ended December 31, 1999, operating activities used $5.4 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $7.4 million and increases in accounts receivable and inventory of $0.4 million and $0.7 million, respectively. These uses of cash were partially offset by increases in accounts payable and accrued expenses of $1.4 million and non-cash charges for depreciation and amortization of $1.7 million included in the net loss.

         During the nine months ended December 31, 1999, investing activities provided $0.4 million of cash. Approximately $1.2 million in cash provided from the sale of short-term marketable securities, net of

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)

purchases of similar securities, was partially offset by purchases of capital equipment and expenditures for leasehold improvements of $0.8 million. We also acquired an additional $0.2 million in capital equipment by entering into a capital lease during this period. In January 1999, we entered into an operating lease for 80,000 square feet of space in a building addition currently under construction and located within the same industrial park as our current facilities. We also entered into 36-month operating leases for an additional $0.7 million in capital purchases for office furniture to be used in this new facility. Our purpose for this new facility is to consolidate our operations and to expand our manufacturing and research and development. We began occupying this facility in fiscal 2000, and we expect to complete our phased move into this facility in fiscal 2001. We anticipate that we will incur additional costs of approximately $0.8 million for improvements to this new facility, including costs to construct and qualify manufacturing clean rooms for our existing products and for our products under development.

         During the nine months ended December 31, 1999, financing activities provided $0.8 million, including $0.6 million from the exercise of stock options and stock issued under the employee stock purchase plan and $0.2 million from the issuance of bank term notes.

         Income taxes incurred during each of the periods presented were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

         On December 20, 1999, we filed a registration statement with the Securities and Exchange Commission for a proposed public offering of 1,500,000 shares of common stock. The Company and one shareholder together have also granted to the underwriters a 30-day option to purchase up to an additional 225,000 shares solely to cover any over-allotments. We believe that the net proceeds of this offering, together with our existing resources and our revenue from government contracts and products sales, will be sufficient to fund our planned operations, including the planned increases in our internally funded AbioCor and new BVS development and product extension efforts, for the foreseeable future. However, we cannot assure that we will successfully complete this offering, and if we do, we may nevertheless require significant additional funds in order to complete the development, conduct clinical trials, and achieve regulatory approvals of the AbioCor and other products under development over the next several years. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If this offering of 1,500,000 shares of common stock is not completed, or does not

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)

generate sufficient funds, or additional funds are required for any other reason, we may seek to raise such funds from time to time through public or private sales of equity or from borrowings.

YEAR 2000 READINESS DISCLOSURE

         As of the date of this filing, we have not incurred any significant business disruptions as a result of year 2000 issues. However, while no such occurrence has developed, year 2000 issues that may arise related to key suppliers and service providers may not become apparent immediately. We have received assurances of year 2000 compliance from key suppliers and have increased safety stocks of materials inventory where a prolonged loss of material deliveries would have an adverse impact on our business, financial condition and results of operations. We have also received assurances from key service providers such as financial institutions, our payroll service provider, and our retirement plan administrator as to their year 2000 readiness. We can provide no assurance that we will not be adversely affected by these suppliers and service providers due to noncompliance in the future.

RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

This document contains forward looking statements, including statements regarding the anticipated timing and cost of our AbioCor development activities, enhancements to be made to the BVS, planned expansion of our manufacturing facilities, and adequacy of existing resources, including our pending public stock offering. The Company's actual results, including our AbioCor development, BVS new products and enhancements, facility expansion, and adequacy of resources may differ materially based on a number of factors, both known and unknown, including: uncertainty associated with new product development, testing and clinical trials, complex and high quality manufacturing requirements, inability to attract and retain human resources as needed, competition, technological change, obtaining and maintaining regulatory regulations including the FDA and other regulatory agencies, dependence on limited sources of supply, future capital needs and uncertainty of additional funding, dependence on patents and proprietary rights and other risks detailed in our Form 10-K for the year ended March 31, 1999 and in our Form S-3 registration statement dated December 17, 1999 which were filed with the Securities and Exchange Commission. Investors are cautioned that all such statements involve risks and uncertainties. Readers are cautioned not

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS (continued)

to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                 ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK


         The Company does not use derivative financial instruments for speculative or trading purposes. However, it is exposed to market risk related to changes in interest rates. The Company maintains an investment portfolio consisting mainly of federal agency obligations, state and municipal bonds, and U.S. Treasury notes with maturities of one year or less. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1999, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold the majority of its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

                         ABIOMED, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         On January 20, 1998, World Heart Corporation and the Ottawa Heart Institute Research Corporation filed a complaint in U.S. District Court for the District of Delaware. World Heart Corporation is currently developing a left ventricular assist device, using technology initially developed by the Ottawa Heart Institute Research Corporation. The complaint seeks damages and injunctive relief for alleged breaches of contract, misappropriation of trade secrets, conversion of trade secrets and patent infringement by ABIOMED. The plaintiffs' claims and allegations relate to a transcutaneous energy transmission device being developed by the Ottawa Heart Institute Research Corporation in connection with their left ventricular assist device under development. Between 1992 and 1995, we evaluated prototypes of the Ottawa Institute Research Corporation's transcutaneous energy transmission device for possible use in connection with the AbioCor-TM- implantable replacement heart and determined that it did not meet our needs. The plaintiffs allege that we subsequently utilized aspects of their proprietary technology in developing our own transcutaneous energy transmission device.

         We do not believe that we are infringing any intellectual proprietary rights of the plaintiffs, and have so stated in our answer to the complaint. We are vigorously defending the case.

         On October 20, 1999, World Heart Corporation informed us that they have determined that our transcutaneous energy transmission device does not infringe their patent. On November 22, 1999, the parties filed with the court to permanently dismiss the patent infringement claim. The plaintiffs continue to press the remaining claims. Unless action is taken by the plaintiffs or by the court to dismiss the remaining claims prior to trial, we intend to defend ourselves in court. Trial is scheduled to commence in early 2000.

         Although we believe the plaintiffs' claims and allegations to be without merit, it is possible that our defense may not prevail. If we do not prevail, we might be required to use or develop alternative transcutaneous or non-transcutaneous technology, to seek a license to use certain technology, or to modify the design of our transcutaneous energy transmission device. Although alternative technologies may be used to provide energy to the AbioCor system, such alternative technologies, though functional, may lack features of our current design. As a result, if we do not prevail, our development of the AbioCor may be adversely affected and our business may be harmed.

         On May 7, 1999, we filed a motion requesting leave of court to assert a counterclaim alleging that World Heart Corporation and Ottawa Heart Institute Research Corporation misappropriated our trade secrets. The court has deferred action on that motion.

                         ABIOMED, INC. AND SUBSIDIARIES

Item 2.           CHANGES IN SECURITIES

                  None

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

Item 5.           OTHER INFORMATION

                  None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a)       EXHIBITS

                  Exhibit 27 - Financial Data Schedule

         b)       REPORTS ON FORM 8-K

                  On December 3, 1999, the Company filed a Current Report on Form 8-K reporting under Item 5 that the patent infringement claim, asserted by WorldHeart Corporation and the Ottawa Heart Institute Research Corporation had been permanently dismissed.

                         ABIOMED, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ABIOMED, Inc.

Date: January 19, 2000                   /s/ David M. Lederman
                                         ---------------------
                                         David M. Lederman
                                         CEO and President




Date: January 19, 2000                   /s/ John F. Thero
                                         -----------------
                                         Senior Vice President Finance
                                         and Treasurer
                                         Chief Financial Officer
                                         Principal Accounting Officer