Form 10-K
period 2000-03-31
ABIOMED INC
filed 2000-06-23
CIK 815094

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  (MARK ONE)
     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For fiscal year ended March 31, 2000

                                       or

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from               to

                        Commission File Number : 0-20584

                                  ABIOMED, INC.
             (Exact Name of Registrant as Specified in Its Charter)


             DELAWARE                                  04-2743260
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


       22 CHERRY HILL DRIVE                              01923
      DANVERS, MASSACHUSETTS                           (Zip Code)
(Address of Principal Executive Offices)


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

      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 12, 2000 was $293,534,401 based on the closing price of $39.813 on that date as reported on the Nasdaq Stock Market's National Market. As of June 12, 2000, 10,234,497 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III
(Items 10, 11, 12 and 13) of this Report.


===============================================================================

                                INTRODUCTORY NOTE

         THIS REPORT, INCLUDING THE DOCUMENTS INCORPORATED BY REFERENCE IN THIS REPORT, INCLUDES FORWARD-LOOKING STATEMENTS. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE IDENTIFIED BY WORDS SUCH AS "BELIEVE," "ANTICIPATE," "EXPECT," "INTEND," "PLAN," "WILL," "MAY" AND OTHER SIMILAR EXPRESSIONS. IN ADDITION, ANY STATEMENTS THAT REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THESE DOCUMENTS INCLUDE, BUT ARE NOT NECESSARILY LIMITED TO, THOSE RELATING TO:

     - OUR PLANS TO COMMENCE INITIAL CLINICAL TRIALS OF THE ABIOCOR IMPLANTABLE REPLACEMENT HEART;

     -    OUR INTENTION TO EXPAND THE MARKET FOR OUR BVS-5000 PRODUCT;

     - OUR ABILITY TO OBTAIN AND MAINTAIN REGULATORY APPROVAL OF OUR PRODUCTS IN THE U.S. AND INTERNATIONALLY;

     - THE OTHER COMPETING THERAPIES THAT MAY IN THE FUTURE BE AVAILABLE TO HEART FAILURE PATIENTS; AND

     -    OUR PLANS TO DEVELOP AND MARKET NEW PRODUCTS.

         FACTORS THAT COULD CAUSE ACTUAL RESULTS OR CONDITIONS TO DIFFER FROM THOSE ANTICIPATED BY THESE AND OTHER FORWARD-LOOKING STATEMENTS INCLUDE THOSE MORE FULLY DESCRIBED IN THE "RISK FACTORS" SECTION AND ELSEWHERE IN THIS REPORT. WE ARE NOT OBLIGATED TO UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW EVENTS OR CIRCUMSTANCES.


                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         ABIOMED is a leading developer, manufacturer and marketer of medical products designed to safely and effectively assist or replace the pumping function of the failing heart. Based on technology that has been developed and refined over a period of approximately three decades, we have been developing and are preparing to enter human clinical trials for the AbioCor Implantable Replacement Heart, a battery-powered totally implantable replacement heart system, which we believe will be the first such device for end-stage heart failure patients. We currently manufacture and sell the BVS-5000, a temporary heart assist device, which is the only device approved by the U.S. Food and Drug Administration, known as the FDA, for the temporary treatment of all patients with failing but potentially recoverable hearts. We are also engaged in research and development relating to other devices to support the pumping function of the heart.

         The AbioCor is intended as a replacement device that will replace a patient's diseased heart and take over its blood pumping function. It is designed for use by patients with irreparably damaged hearts who are at risk of imminent death due to heart disease, but whose other vital organs remain viable. We believe the AbioCor will provide a much-needed treatment option for approximately 125,000 patients per year in the U.S. for whom there is currently no effective therapy available. The AbioCor has reached an advanced stage of pre-clinical testing, including substantial laboratory and animal testing. We anticipate that we will sell AbioCor systems, if and when approved by applicable U.S. and international regulatory authorities, for approximately $75,000 to $100,000 each, subject to the establishment of reimbursement levels by third-party payors.

         We are committed to the clinical introduction of the AbioCor and, to date, we have invested more than $40 million in its development, including over $20 million in funding from the National Heart, Lung and Blood Institute. In 1997, we decided that the design of the AbioCor demonstrated sufficient functionality and operational performance, through laboratory and animal studies, to warrant accelerated development efforts to bring the product to market. At that time, we began to significantly increase our investment in AbioCor development and testing in preparation for initial human clinical trials. The increased spending has been used to build a pilot-scale manufacturing facility, to develop the product from a research-based prototype status to a manufacturable clinical design, to increase system safety and efficacy by making engineering improvements and refinements, to increase operational performance, durability and reliability, to substantially expand laboratory and animal testing of the system and to begin training of surgical and clinical support teams in selected medical centers for initial clinical trials. In addition, we began to increase our interaction with regulatory authorities by presenting to them different portions of our developmental status and testing plans. To accomplish these tasks, we have significantly increased the team of engineers, scientists, physicians and technicians working full time on the AbioCor program to more than 75 full-time employees.

         The BVS is a "bridge-to-recovery" device that can temporarily assume the full pumping function of the heart for patients with potentially reversible heart failure. In 1992, the BVS became the first heart assist device capable of providing full circulatory support to be approved by the FDA. The BVS is the most widely used FDA-approved temporary heart assist device, and to date has been used to support over 4,000 patients at over 500 medical centers worldwide. The BVS, which consists of a console and single-use external blood pumps, has been a profitable product line since fiscal 1995. We believe our experience in developing, manufacturing and selling the BVS will provide us with a competitive advantage in commercializing the AbioCor, as well as other future products.

         Our focused research and development related to the AbioCor and the BVS has provided us with the proprietary technology, know-how and experience to develop additional products. We believe we are the only company in the world with expertise in the full range of technology to support the pumping function of the heart. We believe that there are many opportunities to apply our expertise to address the needs of heart failure patients. We seek to be first to market with high-quality, easy-to-use and cost-effective technologies for heart failure patients who currently lack adequate therapies.

         ABIOMED is a Delaware corporation. We commenced operation in 1981. As used herein, ABIOMED includes ABIOMED, Inc. together with our subsidiaries. ABIOMED and ABIOMED logo and BVS are our registered trademarks. AbioCor, AbioBooster, AbioVest, BVS-5000, BVS-5000t and Angioflex are our trademarks. This Report may also include trademarks of companies other than ABIOMED.

INDUSTRY OVERVIEW

THE HUMAN HEART

         The human heart is the central pump for the body's circulatory system. The heart has four chambers: the left and the right atria and the left and the right ventricles. The two atria serve as the inflow chambers of the heart, collecting blood for delivery to the ventricles. The ventricles are the pumping chambers of the heart, pumping blood to the lungs and the rest of the body.

         The right ventricle of the heart pumps oxygen-depleted blood returning from the body to the lungs where it is re-oxygenated. The left ventricle receives oxygen-rich blood returning from the lungs and pumps it back to the rest of the body. The chambers of the heart are formed of muscle tissue known as myocardium. The coronary arteries, a specialized network of blood vessels within the heart, provide oxygen and other nutrients to the heart itself.

         The human heart has four valves that help ensure that blood flows in the proper direction into and out of the ventricles as they are repeatedly filled and then discharged with the pumping of blood. The timing and rate at which the heart beats, referred to as its rhythm, is controlled by electrical impulses in the conduction system of the heart.

HEART DISEASE

         Heart disease is the number one cause of death in the U.S., responsible for more deaths than all forms of cancer combined. In 1996, approximately 20 million people in the U.S. were afflicted with heart disease, resulting in over 700,000 deaths. Illnesses and deaths from heart disease create an immense burden to many individuals and their families. Patients frequently experience extended suffering, and the economic cost is substantial. While a number of therapies exist for the treatment of patients in early stages of heart disease, limited therapies exist today for most patients with severe heart failure.

         The majority of deaths from heart disease can be attributed to coronary heart disease, or CHD, and congestive heart failure, or CHF. Other types of heart disease include rhythm disorders and diseases of the valves.

         CHD is a disease of the coronary arteries which affects blood flow to the heart. CHD can lead to a heart attack, technically known as an acute myocardial infarction, caused by insufficient blood flow to the heart and oxygen deprivation, resulting in permanent damage to the heart muscle and, in many cases, death. When CHD leads to a severe heart attack, some patients experience cardiac arrest, which is an acute stoppage of the heart, and sudden death. For other patients, medical personnel typically have a period of hours in which to intervene effectively. Once stabilized by early intervention, a significant number of these patients experience progressive deterioration of heart function, eventually leading to death over a period of days or weeks.

         CHF is a condition in which the patient's heart cannot provide adequate blood and oxygen flow to meet the needs of the body. CHF develops over time primarily due to excess demand on the heart muscle, and may be caused by a variety of factors, including high blood pressure, problems with the valves of the heart, CHD, infections of the heart muscle or the valves and heart problems present at birth. A progressive deterioration of heart function generally accompanies CHF as the heart becomes swollen and less effective at pumping blood. For most patients with CHF, medical interventions take place over periods of months or years.

         Medical conditions associated with both CHD and CHF can lead to cardiac arrest. Cardiac arrest is often a result of abnormalities in the heart's electrical conduction system. These abnormalities, known as rhythm disorders, can lead to complications, ranging from unsynchronized contractions and irregular heartbeats to cardiac arrest. Patients who experience cardiac arrest and die are referred to as sudden deaths. Most cardiac arrests that occur outside the hospital result in sudden death. Patients experiencing cardiac arrest generally require initial medical intervention, such as cardiopulmonary resuscitation, commonly known as CPR, and advanced life support, within minutes.

         In general, heart failure is progressive. While approximately half of all heart failure patients experience sudden death as a result of cardiac arrest, the remaining patients who die from heart failure typically do so in hospitals or long-term care facilities.

PREVALENCE AND MORTALITY

         The number of patients both suffering and dying from heart disease has been rising on an annual basis. In 1996 there were approximately 12 million people with CHD and 4.6 million people with CHF in the U.S., with at least the same incidence outside the U.S.

         Heart disease resulted in over 700,000 deaths in 1996 in the U.S. Approximately half of all deaths from heart disease were sudden deaths. Of the deaths that did not occur suddenly, approximately 230,000 were associated with CHD and 25,000 with CHF. Current therapies to support these patients are inadequate because they cannot stop the progression of the disease. We believe that a significant number of such CHD and CHF patients could benefit from the AbioCor Implantable Replacement Heart.

         During 1997 in the U.S., the cost associated with CHD patients was approximately $100 billion and the cost associated with CHF patients was approximately $21 billion. Patients who suffer from heart disease often receive medical treatment for a number of years prior to their deaths. Many late-stage heart failure patients are confined to hospital beds, at a cost that is often greater than $2,000 per day.

THERAPIES FOR HEART DISEASE

         Patients with early- or mid-stage heart disease typically receive treatments such as drug therapies, cardiological interventions, including closed chest procedures and rhythm management therapies, or surgical corrections, such as coronary bypass surgery and valve replacement. For patients with mid-stage and particularly end-stage heart disease, however, these treatments are typically inadequate. Patients with severe heart disease frequently are in need of heart replacement. Because the supply of available donor hearts is limited, with only approximately 2,000 per year available in the U.S., mechanical treatments have been and continue to be developed to extend and improve the lives of these patients.

MECHANICAL HEART TREATMENTS

Mechanical heart treatments can be divided into two groups of devices: destination therapies, including heart replacement and permanent heart assist, and temporary heart assist.

DESTINATION THERAPY. Devices intended to remain in patients for their remaining lives are classified as destination therapies. Destination therapy devices consist of replacement hearts and permanent assist devices, including quality-of-life support devices that provide partial support to the heart.

         HEART REPLACEMENT. The goal of heart replacement, whether with a donor heart or a mechanical device, is to replace the failing human heart with a viable alternative. Patients with irreparably damaged hearts who are facing imminent death due to CHD or severe CHF are potential candidates for heart replacement provided that their other vital organs remain viable. The supply of human donor hearts is currently inadequate to meet the needs of these patients and no mechanical treatment is yet approved for these patients.

         In the U.S., we believe that approximately 125,000 patients per year might benefit from an implantable replacement heart with an approximately equal number of patients outside the U.S. who might also benefit from an implantable replacement heart. Patients who are likely candidates for an implantable replacement heart are end-stage CHD and CHF patients. In the U.S. in 1996, approximately 470,000 people died of CHD and approximately 44,000 people died of CHF. Because approximately half of these CHD and CHF patients suffered sudden death, which frequently occurs out of the hospital and before medical care can be received, the primary potentially addressable market for a replacement heart in the U.S. consists of approximately 250,000 patients per year. Some of these patients may have other conditions likely to lead to death within a relatively short period of time, or may be of an age at which major surgery is deemed inadvisable, making them unsuitable candidates for a replacement heart. Excluding such patients, we believe that approximately 125,000 CHD and CHF patients per year could benefit from a replacement heart in the U.S. Currently, no life-sustaining treatment is available for these patients except for a limited supply of qualified donor hearts for transplantation, consisting of approximately 2,000 hearts per year in the U.S. In addition, many recipients of heart transplants eventually reject the donor heart and have no other currently available long-term treatment options.

         In addition to the scarcity of donor hearts, there are various other limitations associated with human heart transplantation. These limitations include incompatibility between recipient patients and their donor hearts and the need for patients to take immuno-suppressant drugs for the remaining term of their lives. Immuno-suppressant drugs are expensive and can increase the patient's exposure to illness. Patients may also require costly care and experience extended periods of illness with impaired quality of life while waiting for a suitable donor heart. As the health of a patient typically deteriorates over a number of hours, days or weeks, many patients will die while waiting for a suitable donor heart. In addition, patients who are awaiting a donor heart generally require extensive tests and hospital time, which result in substantial expense.

         We believe that a mechanical replacement heart would increase the number of lives saved by mitigating the consequences of the scarcity of available donor hearts. In addition, a significant portion of heart transplant patients must endure a long waiting period before a suitable donor heart is identified, if at all. The development of an implantable mechanical heart could help alleviate this long and difficult wait.

         PERMANENT HEART ASSIST. Permanent assist devices are being developed to supplement the function of the diseased heart or to stop or slow the progression of the disease, while leaving the diseased heart in place. These devices contrast with replacement hearts, which are intended to replace a severely and irreversibly damaged heart. No permanent heart assist device is yet approved by the FDA, but a number of companies are developing permanent heart assist devices, some of which are in clinical trials. Permanent assist devices under development can be grouped into two categories: those that pump blood directly, known as ventricular assist devices or VADs, and less invasive devices that are intended to provide patients with an improved quality of life. The less invasive, quality-of-life devices include those that wrap around the heart, either to help the heart pump blood or to inhibit deterioration of the heart by preventing its further enlargement, and those that attempt to synchronize the actions of the heart ventricles with electrical impulses. We believe that all types of permanent heart assist devices potentially may be used to treat certain CHF patients who are near death as well as those patients who are not at imminent risk of death but whose daily activities are significantly restricted due to their weakened hearts.

         VADs, the more invasive of the two categories, may prove the most appropriate permanent heart assist devices for certain end-stage CHF patients. Implantable VADs are intended primarily for patients with severe left ventricular failure. We believe that VADs are being primarily developed for CHF patients and that VADs would not be appropriate for long-term support of the majority of heart failure patients, such as those with massive heart damage, severe rhythm disorders, blood clots in the ventricles, severe lung disease, ventricular rupture, chronic right ventricle failure or heart transplant rejection.

         Heart wrap devices as well as electrical stimulation devices may prove more appropriate than VADs for the larger number of patients with early and mid-stage CHF because they are expected to be less invasive and pose fewer risks. These devices can be referred to as "quality-of-life support devices." We estimate that approximately 200,000 patients per year who are suffering from CHF but who are not at imminent risk of death might benefit from quality-of-life support devices.

TEMPORARY HEART ASSIST. Candidates for temporary heart assist devices include patients with severe but potentially reversible heart failure and patients whose hearts need help pumping blood while they await transplantation or other therapies. Temporary heart assist devices typically consist of a specialized pump that is attached to a patient's heart and driven by a console or external battery pack. Such devices are intended to be removed from a patient's body once the patient's heart has had the opportunity to recover its normal function or the heart is replaced. Temporary heart assist devices can be grouped into three categories:

         BRIDGE-TO-RECOVERY. Bridge-to-recovery devices are used to support the recovery of patients with reversibly failing hearts. These devices are most frequently used to support patients whose hearts do not fully restart following open heart surgery, and who cannot be weaned off the heart-lung machine. Of the patients who experience such complications, approximately 12,000 die each year despite available therapies. Bridge-to-recovery devices temporarily assume the pumping function of the heart, while allowing the heart to rest, heal and recover its normal function. These devices can also be used for patients who have not undergone surgery but whose lives are threatened by viral infections that attack the heart muscle. In addition, bridge-to-recovery devices may prove beneficial to certain patients who have suffered from a recent heart attack.

         BRIDGE-TO-TRANSPLANT. Bridge-to-transplant devices are used to support patients who have experienced heart disease and are awaiting heart transplantation. We believe that the market for this category of device may be limited by the availability of qualified donor hearts.

         STAGING. Staging devices are used to support patients before or during application of other therapies and to support patients with failing hearts being transported to other facilities. At present, for reasons of specialized care, patients are transported between medical centers with the assistance of such devices under practice of medicine guidelines. In the future, staging devices may be used to support heart failure patients prior to implantation of a permanent heart assist device or a heart replacement. These devices could help stabilize the patient and provide the medical team with time to better assess the patient's condition before selecting an appropriate therapy. In addition, while bridge-to-recovery devices are approved and used today to assist heart transplant patients when rejection occurs, in the future staging devices may be used with transplant patients who have rejected their donor heart and need life support before receiving a mechanical heart replacement.

ABIOMED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

         Our current principal products and products under development are the AbioCor, a heart replacement device, the BVS, a temporary heart assist device, and the AbioBooster and AbioVest, which are both permanent heart assist devices.

THE ABIOCOR IMPLANTABLE REPLACEMENT HEART

         The AbioCor is a battery-powered totally implantable replacement heart system, which we expect will be the first such device to begin human clinical trials. The AbioCor is referred to as totally implantable because it has been designed to operate alternately on internal battery power or portable external battery power, in both cases without wires or any other material penetrating the patient's skin. The AbioCor is referred to as a replacement heart because it has been designed for implantation in the space vacated by the removal of a patient's diseased ventricles, where it will take over the full pumping function of the heart. The AbioCor is intended for use as destination therapy by patients with irreparably damaged hearts who are at risk of imminent death due to CHD or severe CHF but whose other vital organs remain viable. We believe that approximately 125,000 CHD and CHF patients per year could benefit from a replacement heart in the U.S., and an approximately equal number of patients could benefit from a replacement heart each year outside of the U.S.

         In 1988, we began to receive funding for AbioCor development from the National Heart, Lung and Blood Institute, known as the NHLBI, to support our development, testing and validation of the AbioCor. We have maintained this support by achieving various designated milestones. To date, the NHLBI has provided over $20 million of the more than $40 million that we have invested to date for the development of the AbioCor.

DESIGN OF THE ABIOCOR.

         The following diagram illustrates the principal components of the AbioCor.

               [Graphic showing AbioCor system]

         The AbioCor system consists of the following principal components:

     - A thoracic unit, or "replacement heart," which includes two artificial ventricles with their associated valves and a hydraulic pumping system. The unit weighs approximately two pounds and provides complete blood circulation to the lungs and the rest of the body. The ventricles and their associated valves contain seamless surfaces made of our proprietary blood-contacting material, Angioflex, and specialized geometries which result in flow patterns designed to reduce the risk of blood cell damage and blood clots. Our current configuration of the thoracic unit is sized for patients with relatively large chest cavities. If our testing of this configuration is successful, we plan to develop thoracic units of different sizes to fit other patients.

     - A rechargeable implantable battery, which allows the AbioCor to operate without any external power supply for limited periods of time. The battery technology in the AbioCor is lithium-based and designed by a third party that has expertise in batteries for medical devices. We have developed a recharging circuit that we believe is considerably more reliable than the recharging circuit employed in most consumer electronics today.

     - A microprocessor-based implantable electronic device that controls and monitors the thoracic unit and provides radio communication with an external monitor affording patients and caregivers the opportunity for real-time information on its operating status.

     - An across-the-skin, or transcutaneous, energy transmission system, which eliminates the need for wires penetrating the patient's skin and the inherent associated risks of infection. It transfers the power to operate the AbioCor system and to recharge the implantable battery without tethering the patient to an external drive console.

     - An external rechargeable battery pack and monitor designed to be worn by the patient. These components supply primary power to the system, allow patient mobility, provide system diagnostic information, and recharge the implanted back-up battery as needed. We anticipate that in the first clinical trials of the AbioCor, the patient may remain under sustained medical supervision and a portable monitoring device will be used in place of the patient-worn external battery pack and monitor.

         Our AbioCor design is intended both to extend life and to provide patients with a good and productive quality of life. Among the quality-of-life features of AbioCor design are quiet heart valves, elimination of all post-surgical penetration of the skin, elimination of the need for the patient to be tethered to a large external drive console, and expected minimal need for anti-coagulation treatments and immuno-suppression therapies. The AbioCor system is designed for both low maintenance and low patient involvement.

         We have also created tools and methods intended to make the AbioCor system as easy to implant as possible. These tools include quick-connectors for relatively easy attachment of the AbioCor to the human anatomy and a virtual surgery software tool to allow for the simulated implant of the AbioCor into a three-dimensional software model of the anatomy of a particular patient prior to opening that patient's chest.

EVOLUTION OF HEART REPLACEMENT TECHNOLOGY. The development of the AbioCor has included extensive work in the areas of blood compatible surfaces, blood compatible flow, fabrication techniques for seamless blood pumps and valves, advanced pumping mechanisms, physiological control, energy transfer, anatomical fit and surgical techniques. As such, the AbioCor incorporates technology designed to address the clinical limitations experienced by earlier mechanical replacement hearts. One earlier attempt was the Jarvik-7 heart from Symbion, Inc., which was implanted in a small number of patients beginning in 1982. Although much was learned from these pioneering efforts, the technology available at that time would not support a totally implanted system. The Symbion heart required a tube penetrating the skin and a large external console that severely restricted patient mobility. When initially used in patients, there were complications relating to infection, stroke and anatomical fit.

         In recent years, CardioWest Technologies, Inc. introduced an improved version of the Symbion heart into clinical trials as a bridge-to-transplant device. In the most recently published results, 91 patients had received this mechanical replacement heart worldwide. The majority of these patients have been successfully supported on this device until transplant. The longest implant duration was approximately six months, with an average bridge duration of approximately one month. While the CardioWest device is limited to bridge-to-transplant trials in a hospital setting because it tethers the patients to a large external console, it does provide further evidence that a mechanical heart can be successfully used to replace the human heart in order to extend life.

         We believe that advances in medical knowledge and technology have permitted us to design the AbioCor to avoid some of the problems that caused earlier replacement hearts to fail. In addition, the miniaturization of electronics and advances in the reliability of electronic systems allow for device controls to be fully implanted today, which eliminates the need for tethering patients to large external control devices. Computer-aided design and virtual surgery tools have allowed us to adapt the design of the AbioCor for human fit and evaluate that fit prior to implantation.

PREPARATION FOR CLINICAL TRIALS. Development of the technological foundation for the AbioCor has been a significant focus of ABIOMED since we were founded in 1981. Development and testing of the core technology for the AbioCor was underway prior to our founding. Beginning in 1997, we substantially increased our research and development activities for the AbioCor with the goal of accelerating its development in order to enter clinical trials as early as possible. We decided to significantly increase our investment in the AbioCor after determining that the AbioCor prototypes then produced had shown sufficient functionality through laboratory and animal tests to warrant an accelerated product development effort. The increased spending has been used to build a pilot-scale manufacturing facility, to develop the product from a research-based prototype status to a manufacturable clinical design, to increase system safety and efficacy by making engineering improvements and refinements, to increase operational performance, durability and reliability, to substantially expand laboratory and animal testing of the system, and to begin training of surgical and clinical support teams in selected medical centers for the initial clinical trials. In addition, in late 1996 we began to increase our interaction with regulatory authorities by presenting to them different portions of our developmental status and testing plans. To accomplish these tasks, we have significantly increased the team of engineers, scientists, physicians and technicians working full time on the AbioCor program to more than 75 full-time employees.

         We are in advanced stages of preparation to initiate human clinical trials with the first generation of clinical AbioCor systems. Subject to regulatory approval, we plan to begin initial clinical trials with patients who, despite all available therapies, have extremely high probability of death in the near term due to acute heart failure. Examples of such patients include heart transplant recipients who are rejecting their donor hearts, surgical patients placed on bi-ventricular cardiac assist but whose hearts fail to recover, and hospitalized patients who are facing imminent death following massive heart attacks. We believe that by initially selecting those patients who have no other treatment alternative, we will have the opportunity to obtain regulatory approval to conduct clinical trials based upon the successful completion of ongoing and planned laboratory and animal tests. As we gain clinical experience with the most seriously ill patients and demonstrate clinical efficacy and safety, we expect to enhance the performance range, durability and reliability of AbioCor systems and plan to seek regulatory approval for subsequent generations of the AbioCor for use in increasingly broad patient populations. This regulatory plan is consistent with our experience with the BVS system. Our BVS product, which has now supported thousands of patients, was originally approved by the FDA for post-cardiotomy support on the basis of data from less than half of the approximately 75 patients who were enrolled in the clinical trials and who were suffering life-threatening conditions for which no alternative treatment existed. Our plan for AbioCor clinical trials draws upon our experience with the BVS.

         STEPS TO INITIAL CLINICAL TRIALS. Prior to the commencement of initial clinical trials for the AbioCor, we must successfully complete the following tasks:

         MANUFACTURING QUANTITIES OF CLINICAL-CONFIGURED SYSTEMS FOR PRE-CLINICAL TESTING AND FOR CLINICAL TRIALS. Since our pilot AbioCor manufacturing facility became operational in 1997, we have produced more than 100 AbioCor systems and many more individual critical components such as valves and pumping membranes, which have been used for performance evaluation, developmental activities, laboratory reliability testing, and animal implantation tests. We are currently manufacturing more than 50 systems in the configuration intended for use in pre-clinical tests and, subject to regulatory approvals, initial clinical trials. While we plan to continue to produce sufficient quantities of AbioCor systems in our existing facilities to meet our anticipated needs for the year 2000, we are currently building new expanded facilities in anticipation of increased demand.

          ADDITIONAL PRE-CLINICAL AND ANIMAL TESTS TO DEMONSTRATE DEVICE PREPAREDNESS FOR CLINICAL TRIALS. We have performed component and limited system-level testing of the AbioCor to evaluate operational performance and durability. During 1998, we began formal pre-clinical durability and reliability growth testing of the AbioCor system, consistent with protocols that we believe will be required by regulatory authorities for approval to conduct initial clinical trials. We have also conducted and have continued extensive accelerated testing of the valves and flexing membranes that are critical components of the AbioCor ventricles. Additional tests that remain include completing laboratory performance tests similar to those already conducted using larger numbers of clinical-configured systems for increasing duration.

         We have conducted approximately 100 animal tests at various stages of development of the AbioCor technology. Approximately half of these were research studies of various configurations and at various stages of development. Since the beginning of 1998, we have implanted AbioCor systems in approximately 40 calves. The results of our studies in calves have shown that the implanted components are well tolerated and the AbioCor is capable of effectively replacing the heart of a calf. Following AbioCor heart replacement, the calves typically grow normally and perform normal physical functions, including treadmill exercises. Vital physiological parameters typically return to normal pre-operative levels within one week after the implantation. Prior to conducting initial human clinical trials, additional successful animal test need to be completed. We believe that these additional tests need to be conducted for the same duration as the majority of tests performed in 1999 but under more formal test protocols.

          READINESS TRAINING OF THE SELECTED INITIAL MEDICAL CENTERS TO DEMONSTRATE TEAM PREPAREDNESS. In preparation for initial AbioCor clinical trials, we selected the following leading medical centers as test sites for initial clinical trials:

     -    Brigham and Women's Hospital, Boston

     -    Massachusetts General Hospital, Boston

     -    Jewish Heart Hospital, Louisville

     -    Rabin Medical Center, Tel-Aviv

     -    Texas Heart Institute, Houston

     -    UCLA Medical Center, Los Angeles

We have worked with each of these centers for many years in connection with the BVS and believe that each of the centers is well positioned to contribute to the AbioCor clinical trials. In addition, we are interacting with medical personnel from various medical centers, including Hahnemann University Hospital, Philadelphia, from who we receive guidance and feedback as we prepare for clinical trials.

         Prior to conducting initial human clinical trials at any of these medical centers, the medical centers need to be trained and must demonstrate that they are clinically ready. Surgical teams from two of these centers have substantially demonstrated readiness.

         SUBMISSION OF APPLICATIONS TO THE APPROPRIATE REGULATORY AUTHORITIES. At the end of 1996, we commenced our regulatory interaction process for the AbioCor under the pre-IDE process. We have presented to the FDA key elements of our proposed initial clinical plan, laboratory test protocols, process protocols and materials compatibility evaluation. We expect that this information will become part of the

IDE submittal. In addition, we expect that we may be able to use much of the data developed for our IDE application in our corresponding international applications.

COMPETITIVE POSITION. We believe that the investment we have made in AbioCor development, including building manufacturing facilities, extensive device testing and regulatory preparations, positions us well to be first to enter clinical trials for, as well as to commercialize, a totally implantable heart replacement device. No such device is clinically or commercially available today. We believe that our closest competitor with an advanced design of a heart replacement device is Pennsylvania State University, which has licensed its technology for commercialization to a recently formed company. Pennsylvania State University was the only applicant other than ABIOMED to qualify for the last round of funding from the NHLBI, which was awarded in 1996. To qualify for such funding, both ABIOMED and Pennsylvania State University demonstrated to the satisfaction of NHLBI that the basic design of its system functioned adequately in laboratory and animal models.

         We will not be able to evaluate fully the competitiveness of the AbioCor with other replacement hearts unless and until each of the products is commercially available. However, we believe that the AbioCor will compete based on clinical outcomes, the quality of life it provides, cost effectiveness, clinical support and customer relationships. For example, we may compete favorably on the basis of cost because we manufacture the valves for the AbioCor at a cost which we believe is considerably below the cost of purchasing the valves from third parties, and because we manufacture all of the blood-contacting surfaces and valves out of our proprietary blood-contacting material, Angioflex. In addition, we believe our design will result in the need for less frequent invasive maintenance than other approaches, resulting in an improved quality of life. We also believe that our experience in regulatory affairs, manufacturing, and the marketing of devices to cardiac surgeons will aid us competitively.

         We believe there are significant differences that distinguish an implantable replacement heart from a VAD, and that a need exists for both types of devices. We believe that devices being developed for destination therapy must be implantable rather than external to the body in order to address patients' quality-of-life needs. Implantable VADs, referred to as left ventricular assist devices or LVADs, are being developed to attach to a patient's diseased heart and provide pumping support to the left ventricle only. By contrast, the AbioCor will replace the diseased ventricles of the heart and take over the pumping functions of both ventricles. Patients for whom we believe a replacement heart would be preferable to a VAD include those with massive heart damage, severe rhythm disorders, blood clots in the ventricles, severe lung disease, ventricular rupture, chronic right ventricle failure or heart transplant rejection. We also believe that cardiac surgeons will adopt replacement hearts as the preferred technology over LVADs once the reliability of both devices is clinically demonstrated for multiple-year durations.

COST EFFECTIVENESS. We believe there is a significant need for cost-effective therapies for heart disease. In the U.S., approximately $100 billion was associated with CHD patients and approximately $21 billion was associated with CHF patients in 1997. A significant proportion of these costs was attributed to hospital support. Patients who suffer from heart disease often receive medical treatment, either in a hospital or at home, for a number of years prior to their deaths. As the lives of these patients are often restricted as a result of their conditions and treatment, they often suffer from a reduced quality of life, including shortness of breath and inability to work. Prior to death, many heart failure patients are confined to bed and require monitoring and other expensive forms of support. Approximately 35% of patients who have CHF are hospitalized one or more times per year. The average length of stay for each hospitalization for a CHF patient is seven to nine days, with cost that often exceeds $2,000 per day.

         We are developing the AbioCor with the intent to offer a cost-effective treatment for end-stage heart failure patients. In addition, the AbioCor has the potential to allow patients an opportunity to return to productive lives. This would allow the medical system to save money by discharging the patient from the hospital and allowing the person to become productive and lead a reasonably normal life.

         If the reliability of the AbioCor is clinically demonstrated for multiple-year durations, it has the potential to be considerably less expensive than heart transplantation over a five year period. One reason for this reduced cost is that recipients of a mechanical replacement heart are not expected to need immuno-suppression drugs. The blood and tissue contacting portions of the AbioCor are constructed of inert and biocompatible materials, which typically do not stimulate a patient's immune system. Other cost savings could result because the patient can receive a replacement heart sooner and does not require extensive tests for donor heart compatibility. While recipients of the AbioCor will likely need to purchase new batteries periodically, we anticipate that the annual cost of battery purchases will be significantly less than the cost of immuno-suppression drugs for donor heart recipients.

         While developing the AbioCor, we introduced the BVS, a temporary heart-assist device, which is currently being sold in the U.S. and international markets. Certain key elements of the technology developed for the AbioCor, such as Angioflex and our tri-leaflet heart valves, have been clinically tested in the BVS and are currently in commercial use. In addition, the BVS has enabled us to develop significant experience in areas such as research and development, manufacturing, regulatory compliance, sales and marketing, and clinical support. We believe our experience with the BVS in these areas will provide us with a competitive advantage in commercializing the AbioCor.

THE BVS-5000 TEMPORARY HEART ASSIST DEVICE

         The BVS was the first heart assist device capable of assuming the full pumping function of the heart to be approved by the FDA, and is the most widely used heart assist device today, with over 3,500 patients supported to date. It is a bridge-to-recovery device designed to provide a patient's failing heart with full circulatory assistance while allowing the heart to rest, heal and recover its function. The BVS can support the left, right or both ventricles of the heart. The average age of patients supported with the BVS is 52, however the BVS has been used to support patients as young as 9 and as old as 85.

         The BVS is the only device that the FDA has approved for the temporary treatment of all categories of patients with failing but potentially recoverable hearts. The BVS is most frequently used in patients whose hearts fail to recover function immediately following heart surgery. The FDA approved the BVS through its rigorous pre-market approval process for use with these post-surgical patients in November 1992. In 1996, the FDA approved use of the BVS for all other categories of post-surgical patients with potentially reversible heart failure. In 1997, the FDA approved use of the BVS with patients who had not just undergone surgery, such as patients referred by a cardiologist as a result of viral infections of the heart or certain heart attacks, expanding its use to the temporary treatment of all patients with potentially reversible heart failure.

         The following diagram illustrates the principal components of the BVS.

                    [Graphic showing BVS system]

         The BVS system consists of the following components:

     - A computer-controlled pneumatic drive and control console, which automatically adjusts the pumping rate, similar to the natural heart;

     - Single-use external blood pumps, which provide pumping of blood for the left, right or both sides of a patient's heart and are designed to emulate the function of the natural heart; and

     - Cannulae, which are specially designed tubes used to connect the blood pumps to a patient's heart.

The integration of the cannulae, blood pumps and console creates an "external heart" system with the ability to reduce the load on the heart, provide pulsatile blood flow to vital organs and allow the heart muscles time to rest and recover. The BVS is designed to be easy to use and does not require a specially trained technician constantly to monitor or adjust the pumping parameters.

         The goal of the BVS is to facilitate the recovery of patients' hearts as quickly as possible. Patients who recover under BVS support typically stabilize in a period of less than one week. It generally takes three to five days for the heart muscle to recover its biological energy in a post-cardiotomy patient, and the partial healing of tissue damage frequently associated with post-cardiotomy shock occurs over several days in cases in which the heart is not irreversibly damaged. The BVS, although it is a VAD, serves a different function than bridge-to-transplant devices, which are intended for long-term use by patients awaiting a heart transplant.

         The BVS is most frequently used to support patients who have undergone open-heart surgery, when the heart cannot be successfully restarted and weaned off the heart-lung machine used in surgery. The BVS can assume the full pumping function of the heart for these patients while reducing certain risks associated with extended support on the heart-lung machine, including bleeding, strokes and blood cell damage. The traditional therapy for these patients has been the combined use of drugs and intra- aortic balloon pumps. Intra-aortic balloon pumps are capable of providing only a small enhancement to the pumping function of a failing heart. Despite the availability of such therapy, approximately 12,000 of these patients die each year, approximately half of whom are over the age of 75. The health of many of the patients who die in this manner deteriorates over a period of weeks with the patient either dying after incurring significant expense, or running the risk of permanent damage to their other organs due to inadequate blood flow.

         Other categories of patients who can be supported by the BVS include those suffering from viral myocarditis, a viral infection of the heart. For these patients, the BVS assumes the full pumping function of the heart, allowing the patient's immune system to defend against the virus. Other uses of the BVS include supporting patients following failed heart transplants and supporting the right ventricle of a patient's heart in conjunction with the implantation of a device to assist the left ventricle. The BVS is typically used when the patient's chances for survival are small. We are also exploring other potential applications of the BVS, including its use as a staging device to support heart failure patients prior to a permanent heart assist device or heart replacement.

         Any hospital performing open-chest heart surgery may use the BVS. There are approximately 900 of these hospitals in the U.S. and more than 1,000 such hospitals outside the U.S. Since FDA approval of the BVS, we have primarily focused on sales of the BVS to the largest heart surgery medical centers in the U.S. As of March 31, 2000, more than 450 medical centers in the U.S. had purchased the BVS, including 70% of the major U.S. centers that perform more than 500 heart surgeries annually. In marketing the BVS, we are focusing on selling additional consoles and disposable blood pumps to existing customers with significant but less emphasis on adding new customers. Over half of current BVS revenues are derived from sales of BVS single-use blood pumps to existing customers after those customers have used the BVS to support patients. Our U.S. list prices for the BVS system are $64,500 for a BVS console and $12,400 for a BVS single-use blood pump and cannulae set. We are currently seeking to expand our international sales of the BVS and are recruiting direct sales and support teams for selected countries in Europe, while working with a third-party distributor to pursue regulatory approval in Japan.

         Since the BVS received FDA approval, we have made various improvements to the BVS system, primarily to make it easier to use. We continue to enhance the BVS product line and are developing improved blood pumps, cannulae and consoles. We believe that some of these improvements may permit use of the BVS for additional patient conditions.

THE ABIOBOOSTER AND THE ABIOVEST

         The AbioBooster is intended as either a temporary or a permanent heart-assist device that will wrap around the heart without direct blood contact and actively help squeeze the heart. We are designing the AbioBooster as a quality-of-life device for use in patients with CHF who are not at imminent risk of death, but whose daily activities are generally restricted due to their weakened hearts. The AbioBooster consists of a flexible artificial plastic "muscle" that can be wrapped around the heart to assist its contraction, thereby increasing blood flow in order to restore quality of life to the patient. The AbioBooster is in research and development, with prototype designs being evaluated and tested in our laboratories and in animals.

         The AbioVest, which is in an early stage of research, is intended as a permanent implantable device to wrap around the hearts of certain patients with CHF without creating the inherent risks of contacting the patient's flowing blood. The intent of the AbioVest design is to help the heart passively by preventing progressive heart enlargement.

OTHER PRODUCTS AND TECHNOLOGIES UNDER DEVELOPMENT

         We are using the technology and know-how that we have generated in developing the AbioCor and the BVS to research and develop additional potential cardiovascular products and related technologies. These new products and technologies are in various stages of research and development, and include a variety of specialized implantable and external rotary pumps. We are also developing devices for use in minimally invasive surgery applications such as tissue welding and vascular welding for the repair of small arteries. In addition, research and development activities under our product development programs incorporate certain technologies that have potential as separate spin-off products. Examples include new implantable heart valves, implantable energy transmission systems, implantable monitoring systems for remote transmission and archival of physiological data, diagnostic software for virtual surgery, advanced implantable instrumentation and electronics, and external monitoring systems.

MEDICAL AND ETHICAL ADVISORY BOARDS

         We maintain independent advisory boards for medical and ethical issues, which we consult on a periodic basis. These advisory boards provide guidance to help us develop products that address patient needs and are acceptable to society. Our medical advisory board currently consists of ten physicians, primarily leading cardiac surgeons and cardiologists, who are independent of ABIOMED and are in addition to the physicians being trained at the selected initial clinical sites for the AbioCor. Together, these physicians have a broad range of experience in fields relevant to our products and products under development.

         We consult with leading experts in the field of medical ethics, and we are in the process of establishing an independent advisory board for ethical issues. We anticipate that our ethics advisory board will consist of five members representing different backgrounds and interests. We expect that this board will be an advocate for patients' interests and will assist us with a number of matters in connection with clinical trials of the AbioCor. For example, we anticipate that the board will participate in the evaluation of patients for inclusion in the initial clinical trials and advise us regarding the bioethical aspects of our regulatory protocols and public disclosures. The board is also expected to interact with the internal review boards of medical centers in conjunction with initial clinical trials and assist us in the review of clinical trial data. We expect that our ethical advisory board will operate under principles and procedures that conform to FDA and European Union requirements.

         We believe that these advisory boards, together with our own internal resources and the support of leading medical centers and physicians and other third parties with which we collaborate, will continue to assist us in advancing our current products and introducing new products that satisfy patient needs.

RESEARCH AND PRODUCT DEVELOPMENT

         As of June 1, 2000, our research and development staff consisted of 114 professional and technical personnel, including 12 with PhDs or MD/PhDs and 35 engineers, many with advanced degrees, covering disciplines such as electronics, software, reliability testing, fluid mechanics, physics and physiology. Our research and development efforts are focused on the development of new products, primarily related to mechanical heart assist and heart replacement, and the continued enhancement of the BVS and related technologies. Our research and development personnel are also involved in establishing protocols and monitoring test data submissions to the FDA and corresponding foreign regulatory agencies to obtain the necessary clearances and approvals for our products. We are using sophisticated tools, such as three-dimensional computer-aided design systems, and procedures in an effort to permit smooth transition of new products from research to product development to manufacturing. We have substantial expertise in electro-mechanical systems, cardiac physiology and experimental surgery, blood-material interactions, fluid mechanics and hemodynamics, internal and external electronic hardware, software, plastics processing, lasers, and optical physics. We have applied this expertise to address challenges associated with the safe and effective pumping of blood.

         In 1997, we decided that the design of the AbioCor demonstrated sufficient functionality and operational performance through laboratory and animal studies to warrant accelerated product development efforts to bring the product to clinical use. We expended $15.6 million on research and development during the fiscal year ended March 31, 2000, $13.4 million during the fiscal year ended March 31, 1999, and $9.1 million during the fiscal year ended March 31, 1998. These amounts included $11.5 million in fiscal 2000, $9.7 million in fiscal 1999, and $6.5 million in fiscal 1998 for AbioCor development. Government contracts and grants funded a substantial portion of these expenses; however we have used our own resources to fund research and development expenses not covered by government contracts and grants. Since our inception, U.S. government agencies, particularly the NHLBI, have provided significant support to our product development efforts. The most significant current funding comes from the NHLBI, which supports our development of the AbioCor and AbioBooster. In May 1999, the U.S. government appropriated the final $1.8 million under our current $8.5 million AbioCor development contract. As of May 1, 2000, the backlog of all government contracts and grants was $1.5 million, including $0.6 million related to the AbioBooster. All of our government contracts and grants contain provisions making them terminable for the convenience of the government and are subject to government appropriations. We cannot assure that the government will not terminate, reduce or delay the funding for any of our contracts. In addition, we cannot assure that we will be successful in obtaining any new government contracts or further extensions to existing contracts.

SALES, CLINICAL SUPPORT, MARKETING AND FIELD SERVICE

         We believe that the sales, clinical support, marketing and field service teams that we have established for the BVS product line and the relationships that we have developed with existing customers will be instrumental not only in continuing to expand BVS usage and sales, but also in launching new products such as the AbioCor.

         We sell the BVS in the U.S. through direct sales and clinical support teams. As of June 1, 2000, our worldwide BVS sales, clinical support, marketing and field service teams included 36 full-time employees. Our sales force focuses on BVS sales to new customers, upgrades of existing customers, and increasingly, expansion of usage by existing customers. Our clinical support group focuses on training and educating new and existing customers in order to improve clinical outcomes and increase BVS blood pump usage. We believe that the efforts of our clinical support group contribute significantly to the number of lives saved by physicians using the BVS as well as usage and reorders of BVS single-use blood pumps. We are increasingly focusing our sales and customer support efforts on increasing BVS usage by existing customers with significant but less emphasis on adding new customers. Over half of current BVS revenues are derived from sales of BVS single-use blood pumps to existing customers. We believe that our sales and support teams and the reputation and relationships they have helped us develop with our customers will be key assets for the introduction of potential future products such as the AbioCor, BVS product extensions and other products under development.

         Building on our experience in the U.S., we are working to expand our international sales efforts, both for the BVS and in preparation for the AbioCor. We are working to accomplish this through distributors, including a collaborative arrangement for distribution in Japan, and by selling directly in selected European markets.

MANUFACTURING

         We have over 10 years of experience in the manufacture of the BVS console, BVS blood pumps, certain cannulae and related accessories. As of June 1, 2000, our manufacturing staff consisted of 26 people and our quality assurance staff consisted of 15 people. The manufacture of our BVS blood pumps and consoles includes assembly, testing and quality control. We manufacture key blood-contacting components for the BVS blood pumps, including valves and bladders, from our proprietary Angioflex polymer. We purchase a majority of the raw materials, parts and peripheral components used in the BVS consoles. We both purchase and manufacture cannulae depending on the size and design of the cannulae. Our BVS manufacturing facility is ISO-9001 certified and operates under the FDA's current Quality Systems Regulations and Good Manufacturing Practices, known as QSR/GMP.

         The manufacture of the AbioCor is based on processes that are similar to many of the processes used with the BVS. Prior to 1997, we manufactured AbioCor units one at a time in our research and development facility. In 1997, we constructed a pilot manufacturing facility, which became fully operational in 1998 and has produced all of the more than 100 AbioCor systems manufactured and tested since that time.

         In October 1999, we commenced construction of new and larger manufacturing facilities for both the AbioCor and the BVS. These new facilities are located in the same approximately 80,000 square foot space that our research and development, sales and marketing and general and administrative group began occupying in 1999 and is in the same industrial park as our current manufacturing facilities. We are scheduled to begin occupying the new manufacturing areas in 2000. We believe that our current manufacturing facilities will permit us to produce sufficient quantities of AbioCor and BVS products until the new facilities are available, including sufficient quantities of the AbioCor for clinical trials.

PROPRIETARY RIGHTS, PATENTS AND KNOW-HOW

         We have developed significant know-how and proprietary technology, upon which our business depends. To protect our know-how and proprietary technology, we rely on trade secret laws, patents, copyrights, trademarks, and confidentiality agreements and contracts. However, these methods afford only limited protection. Others may independently develop substantially equivalent proprietary information, gain access to our trade secrets or disclose such technology without our approval.

         A substantial portion of our intellectual property rights relating to the AbioCor and the BVS is in the form of trade secrets, rather than patents. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with employees, consultants and other parties. We cannot assure that our trade secrets will not become known to or be independently developed by our competitors.

         Of our 25 U.S. patents as of June 12, 2000, 5 relate to the AbioCor and 2 relate to the BVS. Of our 22 pending U.S. patent applications as of June 12, 2000, 10 relate to the AbioCor and 3 relate to the BVS. We also own a number of corresponding patents and patent applications in a limited number of foreign countries. Our patents may not provide us with competitive advantages. They may also be challenged by third parties. Our pending or future patent applications may not be approved. The patents of others may render our patents obsolete or otherwise have an adverse effect on our ability to conduct business. Because foreign patents may afford less protection than U.S. patents, they may not adequately protect our proprietary information.

         The medical device industry is characterized by a large number of patents and by frequent and substantial intellectual property litigation. Our products and technologies could infringe on the proprietary rights of third parties. If third parties successfully assert infringement or other claims against us, we may not be able to sell our products. In addition, patent or intellectual property disputes or litigation may be costly, result in product development delays, or divert the efforts and attention of our management and technical personnel. If any such disputes or litigation arise, we may seek to enter into a royalty or licensing arrangement. However, such an arrangement may not be available on commercially acceptable terms, if at all. We may decide, in the alternative, to litigate the claims or to design around the patented or otherwise proprietary technology.

         Some of our products have been developed in part under government contracts that require us to manufacture a substantial portion of the products in the U.S. The government may obtain certain rights to use or disclose technical data developed under those contracts. We retain the right to obtain patents on any inventions developed under those contracts (subject to a non-exclusive, non-transferable, royalty-free license to the government), provided we follow prescribed procedures.

COMPETITION

         Competition in the heart assist and heart replacement markets is intense and subject to rapid technological change and evolving industry requirements and standards. Many of the companies developing or marketing heart assist products have substantially greater financial, product development, sales and marketing resources and experience than ABIOMED. These competitors may develop superior products or products of similar quality at the same or lower prices. Moreover, improvements in current or new technologies may make them technically equivalent or superior to our products in addition to providing cost or other advantages. Other advances in medical technology, biotechnology and pharmaceuticals may reduce the size of the potential markets for our products or render those products obsolete.

         No totally implantable replacement heart is commercially or clinically available today. We are aware of other heart replacement device development efforts in the U.S., Canada, Europe and Japan. We believe that our closest competitor with respect to having an advanced design of a heart replacement device is Pennsylvania State University, which has licensed its technology for commercialization to a recently formed company. We believe that if and when both the AbioCor and the Pennsylvania State University replacement heart are commercially available, the AbioCor will compete based on the quality-of-life it provides, cost effectiveness, clinical support and customer relationships.

         In addition to the developers of implantable replacement hearts, there are a number of companies, including Thermo Cardiosystems, Inc., Novacor, a division of Edwards Lifesciences Corp., and Arrow International, Inc. which are developing permanent heart assist products, including implantable LVADs and miniaturized rotary ventricular assist devices, that may address markets that overlap with certain segments of the markets targeted by AbioCor. AbioCor may compete with those devices for some patient groups, notably patients with severe CHF due to predominant left ventricular heart failure. Thermo Cardiosystems, Inc. and Edwards Lifesciences Corp. have commenced clinical trials under an IDE for PMA approval of LVADs for permanent heart assist. We believe that the AbioCor, LVADs and other VADs, if developed and proven effective for destination therapy, will generally be used to address the needs of different patient populations, with an overlap for certain segments of the heart failure population. We believe that there is a need for both implantable LVADs and implantable replacement hearts as destination therapies, and that when both technologies demonstrate the required durability, surgeons will favor replacement hearts.

         In addition to devices being developed for patients in need of heart replacement, several companies and institutions are investigating xenotransplantation, the transplantation of a heart from another species, as a potential therapy. Most notably, some developers are investigating the use of genetically engineered pig hearts as an alternative source of donor hearts. This technology is still in its formative stage and subject to a number of significant scientific challenges, including controlling elevated immunologic reactions leading to heightened rejection problems between cross-species grafting and concerns for cross-species disease transmission to the recipient and the public at large. We believe that this technology will not achieve practical application for decades, if ever.

         The BVS is a device that can assume the full pumping function of the heart. The FDA has approved the BVS as a bridge-to-recovery device for the treatment of all patients with potentially reversible heart failure. In May 1998, Thoratec Laboratories Corporation received FDA approval to market their device for postcardiotomy recovery of the natural heart, which is one of the primary patient categories addressed by the BVS. The Thoratec device was originally approved for bridge-to-transplant and bridge-to-transplant continues to be the primary use of the device. We are not aware of any other company that has applied for FDA approval of a device that is directly competitive with the BVS. Approval by the FDA of products that compete directly with the BVS could increase competitive pricing and other pressures. We believe that we can compete with such products based on cost, clinical utility and customer relations.

         Our customers frequently have limited budgets. As a result, our products compete against a broad range of medical devices and other therapies for these limited funds. Our success will depend in large part upon our ability to enhance our existing products, to develop new products to meet regulatory and customer requirements, and to achieve market acceptance. We believe that important competitive factors with respect to the development and commercialization of our products include the relative speed with which we can develop products, establish clinical utility, complete clinical trials and regulatory approval processes, obtain reimbursement, and supply commercial quantities of the product to the market.

THIRD-PARTY REIMBURSEMENT

         We sell our BVS product and intend to sell most of our potential products under development to medical institutions. Medical institutions and their physicians typically seek reimbursement for the use of these products from third-party payors, including Medicare, Medicaid, and private health insurers and managed care organizations. As a result, market acceptance of our current and proposed products may depend in large part on the extent to which reimbursement is available to medical institutions and physicians for use of our products.

         Coverage and the level of payment provided by U.S. and foreign third-party payors varies according to a number of factors, including the medical procedure, payor, location, outcome and cost. In the U.S., many private health care insurance carriers follow the recommendations of the Health Care Financing Administration, or HCFA, which establishes guidelines for the coverage of procedures, services and medical equipment and the payment of health care providers treating Medicare patients. Internationally, healthcare reimbursement systems vary significantly. In certain countries, medical center budgets are fixed regardless of levels of patient treatment. In other countries, such as Japan, reimbursement from government or third party payors must be applied for and approved. As of the date of this report, the amount that Medicare generally pays a medical institution for in-patient care of Medicare patients is based on a number of considerations, including a patient's diagnosis regardless of the services that are provided. Physicians however bill separately for the procedures that they perform. Medicare does not currently reimburse medical institutions for the incremental cost of using the BVS. Certain private health insurers and managed care providers provide incremental reimbursement to both the medical institutions and their physicians.

         No reimbursement levels have been established for our products under development, including the AbioCor. Prior to approving coverage for new medical devices, most third-party payors require evidence that the product has received FDA approval, European Union approval, or clearance for marketing, is safe and effective and not experimental or investigational, and is medically necessary and appropriate for the specific patient for whom the product is being used. Increasing numbers of third-party payors require evidence that the procedures in which the products are used, as well as the products themselves, are cost-effective. Heart transplantation currently qualifies for reimbursement as does bridge-to-transplant treatment with implantable VADs. Comparatively, we believe that when the AbioCor product reaches maturity, it should cost less over a five-year period than heart transplantation today and provide more ventricular support than VADs. We believe that these factors should benefit the AbioCor when we begin to seek reimbursement for it from third-party payors. However, we cannot assure that the AbioCor or our other products under development will meet the criteria for coverage and reimbursement or that third-party payors will reimburse physicians and medical institutions at levels sufficient to encourage the widespread use of the products. Because the AbioCor is an implantable product designed to assist patients outside of the hospital environment, the reimbursement standards or level of reimbursement support for the AbioCor may differ from medical devices used solely within hospitals to assist patients.

GOVERNMENT REGULATION

         Clinical trials, manufacture and sale of our products and products under development, including the BVS, AbioCor, AbioBooster and AbioVest are, or will be, subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Noncompliance with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant marketing approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by ABIOMED.

U.S. CLINICAL USE REGULATIONS. The BVS is classified as a Class III medical device under FDA rules, as will be the AbioCor, the AbioBooster and AbioVest. In the U.S., medical devices are classified into one of three classes (i.e., Class I, II or III) based on the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class III medical devices are subject to the most rigorous regulation. Class III devices, which are typically life-sustaining, life-supporting or implantable devices, or new devices that have been found not to be substantially equivalent to legally marketed devices, must generally receive pre-market approval, or PMA, by the FDA to ensure their safety and effectiveness. Class III devices are also subject to some of the requirements applicable to Class I and Class II devices, including general controls, such as labeling, pre-market notification, performance standards, post-market surveillance, patient registries and adherence to QSR/GMP requirements, which include testing, control and documentation requirements.

         A PMA application must be filed if a proposed device is a Class III device for which the FDA has required PMAs. A PMA application must be supported by valid scientific evidence, which typically includes extensive information including relevant bench tests, laboratory and animal studies and clinical trial data to demonstrate the safety and effectiveness of the device. The PMA application also must contain a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and the proposed labeling, advertising literature and training materials. By regulation, the FDA has 180 days to review the PMA application, and during that time an advisory committee may evaluate the application and provide recommendations to the FDA. Advisory committee reviews often occur over a significantly protracted period, and a number of devices for which FDA approval has been sought have never been cleared for marketing. In addition, modifications to a device that is the subject of an approved PMA, or to its labeling or manufacturing process, may require the submission of PMA supplements or new PMAs and approval by the FDA.

         If clinical trials of a device are required in order to obtain FDA approval and the device presents a "significant risk," the sponsor of the trial will have to file an IDE application prior to commencing clinical trials. The IDE application must be supported by data, which typically includes the results of animal testing performed in conformance with Good Laboratory Practices and formal laboratory testing and documentation in accordance with appropriate design controls and scientific justification. If the FDA approves the IDE application, and the institutional review boards or IRBs at the institutions at which the clinical trials will be performed approve the clinical protocol and related materials, clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. Sponsors of clinical trials are permitted to charge for investigational devices distributed in the course of the study provided that compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

         In November 1992, the FDA approved our PMA for the BVS. In 1996 and 1997, the FDA approved the use of the BVS for additional indications, expanding its use to the treatment of all patients with potentially reversible heart failure. In May 1998, we received notice from the FDA that the BVS had successfully concluded a required post-market surveillance study. The primary purpose of this post-market surveillance study was to provide a warning system to alert the health care community to any potential problems with a device within a reasonable time of the initial marketing of the device. Post-market surveillance provides clinical monitoring of the experiences with a device once it is distributed in the general population under actual conditions of use.

         The AbioCor will be classified as a Class III device and therefore is subject to the IDE and PMA processes and QSR/GMP requirements. We have submitted information pertinent to the IDE for the AbioCor under the FDA's pre-IDE process. The pre-IDE process encourages discussion between ABIOMED and the FDA regarding the content of the regulatory submission throughout the process of developing and testing the device and provides ABIOMED early guidance on pre-clinical and clinical testing required for regulatory approvals.

         We anticipate seeking initial approval of the AbioCor for a limited category of indications and patients, and subsequent approval for additional indications and patient populations. After the initial PMA is approved, we will need to file supplemental PMAs for the additional indications. If we obtain approval of the AbioCor in this manner, the FDA may initially impose conditions on use of the AbioCor. Nevertheless, we believe that this phased approach will permit us to obtain initial marketing approval for the AbioCor more quickly than if we were to seek a single, broader approval.

U.S. MANUFACTURING AND SALES REGULATION. Any devices, including the BVS, which we manufacture or distribute pursuant to FDA clearances or approvals, are subject to pervasive and continuing regulation by the FDA and other regulatory authorities. Manufacturers of medical devices for marketing in the U.S. are required to adhere to QSR/GMP requirements and must also comply with Medical Devices Reporting, or MDR, which requires that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. We are subject to routine inspection by the FDA and other regulatory authorities for compliance with QSR/GMP and MDR requirements, as well as other applicable regulations.

INTERNATIONAL REGULATION. We are also subject to regulation in each of the foreign countries in which we sell our products. Many of the regulations applicable to our products in these counties are similar to those of the FDA. We have obtained the requisite foreign regulatory approvals for sale of the BVS in many foreign countries, including most of Western Europe. We believe that foreign regulations relating to the manufacture and sale of medical devices are becoming more stringent. The European Union adopted regulations requiring that medical devices such as the BVS comply with the Medical Devices Directive, which includes ISO-9001 and CE certification. In 1998, we received ISO-9001 and CE certification for the BVS. Many manufacturers of medical devices, including ABIOMED, have often relied on foreign markets for the initial commercial introduction of their products. However, an evolving foreign regulatory environment could make it more difficult, costly and time consuming for us to pursue this strategy for new products. Implantable devices such as the AbioCor must comply with the Active Implantable Medical Devices Directive. We are working toward ISO-9001 and CE certification of the AbioCor. Any delay in obtaining these certifications for the AbioCor or other products under development on a timely basis could delay commercial sales of the products in the European Union.

EMPLOYEES

         As of June 1, 2000, we had 211 full-time employees, including:

     -    114 in research and development;

     -    36 in sales, clinical support, marketing and field service; and

     -    41 in manufacturing and quality assurance.

Our remaining employees work in a variety of areas, including information technology, human resources, accounting, facilities, corporate development and management. We have entered into contractual agreements with all of our employees, which include confidentiality and non-competition commitments by each employee. None of our employees is represented by a union.

We consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are as follows:


              Name                          Age                          Position
              ----                          ---                          --------
David M. Lederman, Ph.D................      55           Chairman of the Board of Directors, President
                                                          and Chief Executive Officer
Robert T.V. Kung, Ph.D.................      56           Senior Vice President and Chief Scientific
                                                          Officer
Anthony W. Bailey......................      44           Vice President - Engineering and Director of
                                                          AbioCor Program
Eugene D. Rabe.........................      44           Senior Vice President - Global Sales and
                                                          Services
John F. Thero..........................      39           Senior Vice President- Finance, Treasurer and
                                                          Chief Financial Officer


         DR. DAVID M. LEDERMAN founded ABIOMED in 1981, and has served as Chairman of the Board and Chief Executive Officer since that time. He has also served as President of the Company for the majority of the time. Prior to founding ABIOMED, he was Chairman of the Medical Research Group at the Everett Subsidiary of Avco Corporation which he joined in 1972. Dr. Lederman has made many important contributions in the field of cardiac assist and heart replacement technology, and originated the design and development of the Company's AbioCor blood pumps and their valves. Dr. Lederman received a Ph.D. degree in Aerospace Engineering from Cornell University.

         DR. ROBERT T.V. KUNG has served ABIOMED since 1982 and has been Senior Vice President and Chief Scientific Officer since 1995. He was Vice President of Research and Development from 1987 to 1995 and Chief Scientist from 1982 to 1987. Prior to joining ABIOMED, Dr. Kung was a Principal Research Scientist at Schafer Associates from 1978 to 1982 and at the Avco Everett Research Laboratory from 1972 to 1978. He developed non-linear optical techniques for laser applications and investigated physical and chemical phenomena in re-entry physics. Dr. Kung has been Principal Investigator for ABIOMED's National Institute of Health-funded AbioCor and AbioBooster programs and has conceived of and directed the development of ABIOMED's laser-based minimally invasive technologies. Dr. Kung received a Ph.D. degree in Physical Chemistry from Cornell University.

         MR. ANTHONY W. BAILEY has served ABIOMED since 1997, and is currently Vice President, Engineering and Director of the AbioCor Program. From 1987 to 1997, Mr. Bailey was Vice President and General Manager for Pace Medical, Inc. and from 1982 to 1987, was Manager of Design and Development at Shiley Infusaid, Inc. Prior to that, Mr. Bailey served in various engineering functions with manufacturers of implantable pacemakers, data acquisition and control systems and medical monitoring equipment. Mr. Bailey received his Bachelor's degree from the University of Lowell.

         MR. EUGENE D. RABE has served ABIOMED since 1993 and has been Senior Vice President, Global Sales and Services since 1999. Mr. Rabe assumed responsibility for international sales in 1996, and was Vice President of Sales from 1993 to 1999. Prior to joining ABIOMED, Mr. Rabe was Vice President, Sales and Marketing for Endosonics Corporation. Mr. Rabe was employed as a Sales Manager for St. Jude Medical, Inc. He has been involved in the management of sales and marketing of cardiovascular/cardiological devices for over twelve years. Mr. Rabe received a Bachelor's degree from St. Cloud State University and an MBA from the University of California.

         MR. JOHN F. THERO has served ABIOMED since 1994 and is currently Senior Vice President of Finance, Treasurer and Chief Financial Officer. From 1994 to 1999 he was Vice President of Finance, Treasurer and Chief Financial Officer. Prior to joining ABIOMED, Mr. Thero was Chief Financial Officer and acting President for the restructuring of two venture-backed companies from 1992 to 1995. From 1987 to 1992, he was employed in various capacities including Chief Financial Officer, by Aries Technology, Inc. From 1983 to 1987, he was employed by the commercial audit division of Arthur Andersen LLP during which time he became a Certified Public Accountant. Mr. Thero received a Bachelor's degree in Economics/Accounting from The College of the Holy Cross.

ITEM 2. PROPERTIES

         We lease our headquarters, research and development and production facilities in two separate buildings in an industrial office park. The addresses of these leased spaces are 22 Cherry Hill Drive and 33 Cherry Hill Drive in Danvers, Massachusetts. These facilities are located approximately 22 miles north of Boston.

         Our primary facility consists of approximately 80,000 square feet of space under an operating lease that expires in 2010. During 1999 we moved our research and development, sales and marketing and general and administrative departments into this facility, and it now serves as our headquarters. A significant portion of this leased space is under construction for an expanded manufacturing area for the AbioCor and BVS. The lease contains provisions to allow termination by us, subject to a defined termination fee, in 2005 and contains options to extend beyond 2010 at market rates.

         In addition, we lease facilities of 19,000 square feet, expiring in June 2001, in the same industrial park as our primary facility. The 19,000 square foot facility contains our AbioCor and BVS manufacturing areas. It is our intention to move these manufacturing areas in 2000 and early 2001 to our new larger facilities that are currently under construction and consolidate all of our operations in one building. We could experience manufacturing interruptions or delays if our new facilities are not available and qualified before expiration of the lease in June 2001.

ITEM 3. LEGAL PROCEEDINGS

         On February 4, 2000, a jury in U.S. District Court for the District of Delaware unanimously found in favor of ABIOMED on all remaining claims in a suit filed by World Heart Corporation and the Ottawa Heart Institute Research Corporation. The suit, as filed on January 20, 1998, contends that a component of ABIOMED's AbioCor infringes the plaintiff's intellectual property rights.

         World Heart Corporation is currently developing an LVAD, using technology developed by the Ottawa Heart Institute Research Corporation. The original complaint sought damages and injunctive relief for alleged breaches of contract, misappropriation of trade secrets, conversion of trade secrets and patent infringement by ABIOMED. Prior to trial, the plaintiffs' dropped their patent infringement claim and decided during trial not to press the claim for conversion. The plaintiffs' claims and allegations relate to a transcutaneous energy transmission device being developed by the Ottawa Heart Institute Research Corporation in connection with its LVAD under development. Between 1992 and 1995, we evaluated prototypes of the Ottawa Heart Institute Research Corporation's transcutaneous energy transmission device for possible use in connection with the AbioCor and determined that their prototypes did not meet our needs. The plaintiffs allege that we subsequently utilized aspects of their proprietary technology in developing our own transcutaneous energy transmission device.

         Following the jury verdict, the plaintiffs filed a motion for a new trial. We have filed a motion to oppose that action. The plaintiffs also have the right to file an appeal to a federal appeals court from any judgment adverse to their interests. Although ABIOMED believes that all of the plaintiffs' claims and allegations are without merit and that plaintiffs are not entitled to a new trial, it is possible that the trial court or an appeals court might grant a new trial, and, if so, that our defense might not prevail. If we do not ultimately prevail, we might be required to use or develop alternative transcutaneous technology, to seek a license to use certain technology, or to modify the design of our transcutaneous energy transmission device. Although alternative technologies in the public domain may lack features of our current transcutaneous energy transmission device design, we believe they can be adapted to be functionally adequate for providing energy to the AbioCor.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

      PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

MARKET PRICE

         Our common stock is traded on the Nasdaq Stock Market National Market under the symbol "ABMD." The following table sets forth the range of high and low sales prices per share of common stock, as reported by the Nasdaq National Market for our two most recent fiscal years:


                 FISCAL YEAR ENDED MARCH 31, 1999                    HIGH            LOW
                 --------------------------------                    ----            ---
                 First Quarter..................................     17-1/2          13-3/16
                 Second Quarter.................................     15-1/2           8-1/4
                 Third Quarter..................................     11-3/8           7
                 Fourth Quarter.................................     13-3/8           8-1/4

                 FISCAL YEAR ENDED MARCH 31, 2000                    HIGH            LOW
                 --------------------------------                    ----            ---

                 First Quarter..................................     18.             11-7/8
                 Second Quarter.................................     16-3/4          13
                 Third Quarter..................................     59-3/8          15-1/4
                 Fourth Quarter.................................     83-3/8          33-7/8


NUMBER OF STOCKHOLDERS

         As of June 12, 2000, there were approximately 370 holders of record of our common stock, including multiple beneficial holders at depositories, banks and brokers included as a single holder in the single "street" name of each respective depository, bank, or broker.

DIVIDENDS

         We have never declared or paid any cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

SALES OF UNREGISTERED SECURITIES

         In each of January 1998, 1999 and 2000, we issued 400 shares of our common stock to each of our five non-employee directors as partial consideration for services rendered to ABIOMED. The issuance of the shares was exempt from registration under the Securities Act of 1933 based on the exemption from registration set forth in Section 4(2) thereof.

         In July 1997 we sold a total of 1,242,710 shares of our common stock to Genzyme Corporation and three of our directors for a per share purchase price of $13.00. The sale of these shares was exempt from registration under the Securities Act of 1933 based on the exemption from registration set forth in
Section 4(2) thereof.

ITEM 6.       SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (In thousands, except per share data)


                                                                        FISCAL YEARS ENDED MARCH 31,
                                                   -----------------------------------------------------------------
                                                       1996          1997         1998          1999         2000
                                                       ----          ----         ----          ----         ----
STATEMENT OF OPERATIONS DATA:
Revenues:
  Products                                         $   8,483     $  10,872     $  17,261     $  18,079     $  18,377
  Contracts                                            3,118         4,151         5,185         4,011         4,140
                                                   ---------     ---------     ---------     ---------     ---------
         Total revenues                               11,601        15,023        22,446        22,090        22,517
                                                   ---------     ---------     ---------     ---------     ---------
Costs and expenses:
  Cost of product revenues                             3,234         4,427         6,502         6,772         5,882
  Research and development (1)                         3,178         3,773         9,091        13,450        15,633
  Selling general and administrative                   5,051         6,082         9,054         9,772        12,562
                                                   ---------     ---------     ---------     ---------     ---------
         Total costs and expenses                     11,463        14,282        24,647        29,994        34,077
                                                   ---------     ---------     ---------     ---------     ---------

Income (loss) from operations                            138           741        (2,201)       (7,904)      (11,560)
Interest and other income, net                           528           535         1,206         1,192         1,106
                                                   ---------     ---------     ---------     ---------     ---------

Income (loss) from continuing operations                 666         1,276          (995)       (6,712)      (10,454)
Loss from discontinued operations (2)                   (175)         (541)       (1,513)            -             -
                                                   ---------     ---------     ---------     ---------     ---------
Net income (loss)                                  $     491     $     735     $  (2,508)    $  (6,712)    $ (10,454)
                                                   =========     =========     =========     =========     =========

Income (loss) from continuing operations per
 share (3)                                         $    0.10     $    0.18     $   (0.12)    $   (0.78)    $   (1.19)
Loss from discontinued operations per share (3)        (0.03)        (0.08)        (0.19)            -             -
                                                   ---------     ---------     ---------     ---------     ---------
Net income (loss) per share (3)                    $    0.07     $    0.10     $   (0.31)    $   (0.78)    $   (1.19)
                                                   =========     =========     =========     =========     =========

Weighted average shares outstanding (3)                6,995         7,162         8,074         8,619         8,789
                                                   =========     =========     =========     =========     =========


BALANCE SHEET DATA:                                                              MARCH 31,
                                                    ----------------------------------------------------------------
                                                       1996          1997         1998          1999         2000
                                                       ----          ----         ----          ----         ----
Cash, cash equivalents and marketable
securities                                         $  10,647     $   9,361     $  26,398     $  18,181     $ 106,384
Working capital                                       12,745        12,858        29,284        22,144       108,998
Total assets                                          16,066        18,373        38,755        32,982       121,788
Long-term liabilities                                      -             -            64           205           715
Stockholders' equity (4)                              13,945        15,225        33,018        27,072       112,924



--------------------
(1) Research and development expenses include certain contract costs. See
    Note 1(d) to Consolidated Financial Statements.
(2) Discontinued operations reflect the results of our dental subsidiary. See
    Note 2 to Consolidated Financial Statements.
(3) Number of shares and per share data were calculated on a diluted basis. See
    Note 1(g) to Consolidated Financial Statements.
(4) No cash dividends on common stock were declared or paid during any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         ALL STATEMENTS, TREND ANALYSIS AND OTHER INFORMATION CONTAINED IN THE FOLLOWING DISCUSSION RELATIVE TO MARKETS FOR OUR PRODUCTS AND TRENDS IN SALES, GROSS PROFIT AND ANTICIPATED EXPENSE LEVELS, AS WELL AS OTHER STATEMENTS, INCLUDING WORDS SUCH AS "MAY," "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," AND "INTEND" AND OTHER SIMILAR EXPRESSIONS CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS AND UNCERTAINTIES, AND OUR ACTUAL RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW UNDER "RISK FACTORS" AS WELL AS OTHER RISKS AND UNCERTAINTIES REFERENCED IN THIS REPORT.

OVERVIEW

         We are a leading developer, manufacturer and marketer of medical products designed to safely and effectively assist or replace the pumping function of the failing heart. We have been developing the AbioCor, a totally implantable, battery-powered, replacement heart which we believe will be the first such device for end-stage heart failure patients. We currently manufacture and sell the BVS, a temporary heart assist device which is the only device approved by the FDA as a bridge-to-recovery device for temporary treatment of all patients with failing but potentially recoverable hearts. Our operating results reflect the dual activities of commercial operations and investments in the research and development of new technologies.

         The BVS is a temporary heart assist device designed to assume the full pumping function of a patient's failing heart while allowing the heart to rest, heal and recover its function. The BVS consists of a pneumatic drive and control console, single-use external blood pumps and cannulae. All of our product revenues are currently derived from the BVS product line. BVS revenues are split between sales to new customers and reorders from existing customers. Following commercial introduction of the BVS in the U.S., our focus was on obtaining market share beginning with the largest medical centers. As of March 31, 2000, more than 450 medical centers in the U.S. had purchased the BVS, including 70% of all major medical centers that perform more than 500 heart surgeries annually. While continuing to seek additional new customers for the BVS, we have shifted our focus to emphasize increasing usage and product reorders by existing customers. Product reorders currently represent approximately half of BVS product revenues. During fiscal 2000, no single customer represented more than 5% of product revenues.

         Research and development is a significant portion of our operations. Our research and development efforts are focused on the development of new products, primarily related to heart assist and heart replacement, and the continued enhancement of the BVS and related technologies. In fiscal 2000, we incurred $11.5 million in total research and development spending directed at the AbioCor and $4.1 million in total research and development spending directed at BVS improvements and development of other products. These expenditures were partially offset by revenues from contracts and grants of $4.1 million, the majority of which were from the NHLBI. We retain rights to commercialize all technological discoveries and products resulting from these contracts and grants.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:


                                                                                   YEAR ENDED MARCH 31,
                                                                               1998        1999        2000
                                                                               ----        ----        ----
      Revenues:
           Products...................................................          76.9%       81.8%       81.6%
           Contracts..................................................          23.1        18.2        18.4
                                                                              ------      ------      ------
                Total revenues........................................         100.0       100.0       100.0
                                                                              ------      ------      ------
      Costs and expenses:
           Cost of product revenues...................................          29.0        30.7        26.1
           Research and development...................................          40.5        60.9        69.4
           Selling, general and administrative........................          40.3        44.2        55.8
                                                                              ------      ------      ------
                Total costs and expenses..............................         109.8       135.8       151.3
                                                                              ------      ------      ------
      Loss from operations............................................          (9.8)      (35.8)      (51.3)
      Interest and other income, net..................................           5.4         5.4         4.9
                                                                              ------      ------      ------
      Loss from continuing operations.................................          (4.4)%     (30.4)%     (46.4)%

      Loss from discontinued operations...............................          (6.8)          -           -
                                                                              ------      ------      ------

      Net loss     ...................................................         (11.2)%     (30.4)%     (46.4)%
                                                                              ======      ======      ======



FISCAL YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999

PRODUCT REVENUES. Product revenues increased by $0.3 million, or 2%, to $18.4 million in fiscal 2000 from $18.1 million in fiscal 1999. The increase in product revenues was primarily attributable to increased unit sales and increased average selling prices of BVS disposable blood pumps sold to existing customers, and was partially offset by a reduction in unit sales of BVS systems sold to new customers. The portion of product revenues derived from sales of disposable blood pumps and related accessories and services increased by $2.5 million, or 20%, to $15.1 million in fiscal 2000 from $12.6 million in fiscal 1999. The portion of product revenues derived from sales of BVS consoles decreased by $2.2 million, or 40% in fiscal 2000 from $5.5 million in fiscal 1999. We believe that the increase in sales of blood pumps and the decline in sales of BVS systems to new customers was largely a result of a decision made at the beginning of fiscal 2000 to shift the focus of certain of our sales representatives from sales to new customers to increased support of existing customers in an effort to increase reorders of higher margin BVS blood pumps. The increase in product revenues derived from disposable blood pumps is primarily the result of a 9% increase in reorder unit sales of blood pumps during fiscal 2000 as compared to the prior year. Domestic product revenues included approximately $2.3 million from sales-type leases in fiscal 2000 and $2.7 million in fiscal 1999. Domestic sales accounted for 96% and 97% of total product revenue during the fiscal years ended March 31, 2000 and 1999, respectively.

CONTRACT REVENUES. Contract revenues increased by $0.1 million, or 3%, to $4.1 million in fiscal 2000 from $4.0 million in fiscal 1999. Approximately $1.8 million of the contract revenues recognized in both periods were derived from our AbioCor government contract. The remaining contract revenues recorded were primarily derived from our AbioBooster government contract and other government grants.

         We account for contract revenues under our government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. Through March 31, 2000, the government had appropriated all of the $8.5 million AbioCor contract amount, including the $1.8 million appropriated and recognized as contract revenues during the quarter ended June 30, 1999. No amount remained to be recognized under the AbioCor government contract as of March 31, 2000.

As of March 31, 2000, our total backlog of research and development contracts and grants was $1.6 million, including $0.6 million for AbioBooster research and development. All of these contracts and grants contain provisions that make them terminable at the convenience of the government. ABIOMED retains rights to commercialize all technological discoveries and products resulting from these efforts.

COST OF PRODUCT REVENUES. Cost of product revenues as a percentage of product revenues decreased to 32% in fiscal 2000 from 37% in fiscal 1999. The majority of this decrease in cost of product revenues as a percentage of product revenues was attributable to higher average selling prices for BVS blood pumps during the fiscal year ended March 31, 2000 as compared to the same period of the prior year and to an increase in the proportion of higher margin BVS blood pumps sold relative to lower margin BVS console sales.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $2.1 million, or 16%, to $15.6 million in the fiscal year ended March 31, 2000, from $13.5 million in the prior fiscal year. Research and development expenses were 69% of total revenues for the fiscal year ended March 31, 2000 and 61% of total revenues in the prior year. The increase in expenditures during the fiscal year ended March 31, 2000 was due primarily to increased spending for the AbioCor, new products and enhancements for the BVS product line and technologies under government contracts and grants. Research and development expenses during the fiscal year ended March 31, 2000 included $11.5 million of expenses incurred in connection with our development activities for the AbioCor, compared to $9.7 million in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2.8 million, or 29%, to $12.6 million in fiscal 2000 from $9.8 million in the prior year. Expenditures increased to 56% of total revenues from 44% of total revenues in the same period a year earlier. This increase was primarily attributable to increased legal expenses and increased selling and marketing expenditures as a result of our implementing new programs designed to improve sales of our disposable blood pumps. In fiscal 2000, legal expenses included approximately $1.9 million in third-party fees and other direct costs associated with our successful defense in court of our rights to technology used in the transcutaneous energy transmission technology used as a component of our AbioCor Implantable Replacement Heart system. Approximately $0.1 million in legal defense expenditures were incurred in fiscal 1999.

INTEREST AND OTHER INCOME. Interest and other income consists primarily of interest earned on our investment balances, net of interest and other expenses. Interest and other income decreased by $0.1 million, or 7%, to $1.1 million in fiscal 2000 from $1.2 million in fiscal 1999. This decrease was primarily due to lower average funds available for investment.

NET LOSS. Net loss for the fiscal year ended March 31, 2000 was approximately $10.5 million, or $1.19 per share. This compares to a net loss of approximately $6.7 million, or $0.78 per share, for the prior fiscal year. The losses for both years are primarily attributable to development and pre-clinical testing costs associated with the AbioCor.

FISCAL YEARS ENDED MARCH 31, 1999 AND MARCH 31, 1998

         PRODUCT REVENUES. Product revenues increased by $0.8 million, or 5%, to $18.1 million in fiscal 1999 from $17.3 million in fiscal 1998. This increase in product revenues in fiscal 1999 was primarily attributable to a $1.2 million, or 8%, increase in domestic product revenues. This was derived primarily from increased average selling prices of BVS disposable blood pumps offset by a decrease in international product revenues of $0.4 million. Sales of blood pumps in fiscal 1998 included approximately $1.0 million of reorder pump revenues shipped from backlog. We generally operate with only a limited backlog. Without the effect of the shipment from backlog in 1998, our domestic product revenues increased by $1.8 million, or 16%, in fiscal 1999. Domestic unit sales of BVS blood pumps decreased in fiscal 1999 compared to fiscal 1998 without adjustment for the effect of this backlog but increased if the effect of the backlog is considered. Domestic product revenues included approximately $2.7 million from sales-type leases in fiscal 1999 and $1.3 million in fiscal 1998. International revenues represented 3% of product revenues in fiscal 1999 and 6% in fiscal 1998.

         CONTRACT REVENUES. Contract revenues decreased by $1.2 million, or 23%, to $4.0 million in fiscal 1999 from $5.2 million in fiscal 1998. This decrease in contract revenues in fiscal 1999 was primarily attributable to the level of government appropriation and work performed by us on Phase II of the AbioCor government contract. We account for contract revenues under our government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. Through March 31, 1999, the government had appropriated $6.7 million of the $8.5 million Phase II AbioCor development contract amount. During fiscal 1999, our expenditures under the AbioCor development contract exceeded the appropriated amount. As a result, in fiscal 1999, we recognized as contract revenues all of the remaining $1.8 million of the $6.7 million appropriated under the AbioCor development contract and used $7.7 million of our own resources to fund AbioCor development.

         COST OF PRODUCT REVENUES. Cost of product revenues as a percentage of product revenues decreased to 37% in fiscal 1999 from 38% in fiscal 1998. The changes in cost of product revenues as a percentage of product revenues were primarily attributable to increased average selling prices and the mix of products sold.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $4.4 million, or 48%, to $13.5 million in fiscal 1999 from $9.1 million in fiscal 1998. This increase is primarily the result of increased expenditures for labor, materials, and professional services related to development and testing of the AbioCor and enhancements to the BVS. We anticipate that our research and development expenses will continue to be significant and may increase as a result of our plans to further develop and test the AbioCor, enhancements to the BVS and other potential new products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.7 million, or 8%, to $9.8 million in fiscal 1999 from $9.1 million in fiscal 1998. The increase primarily reflected increased sales expenses, particularly increased personnel and sales commissions, related to the increase in product revenues, as well as additional administrative personnel and legal expenses.

         INTEREST AND OTHER INCOME. Interest and other income remained consistent at $1.2 million in both fiscal 1999 and fiscal 1998.

         DISCONTINUED OPERATIONS. Discontinued operations consist of the net revenues, costs and expenses of our dental subsidiary, ABIODENT. In fiscal 1998, we made the decision to shift all of our focus to our core cardiovascular business and to discontinue our dental business. The $1.5 million loss from discontinued operations for the year ended March 31, 1998 represents a loss from dental operations of $0.5 million, or $0.07 per diluted share, and an estimated loss on the disposal of the business, its assets and extinguishment of liabilities of $1.0 million, or $0.12 per diluted share. In fiscal 1999, we incurred costs associated with the discontinuance of operations of $0.4 million, and wrote off remaining net assets totaling $0.3 million.

         NET LOSS. Net loss for fiscal 1999 was approximately $6.7 million, or $0.78 per diluted share. This compares to a net loss of approximately $2.5 million, or $0.31 per diluted share, for fiscal 1998. The losses for both years are primarily attributable to development and pre-clinical testing costs associated with the AbioCor.

LIQUIDITY AND CAPITAL RESOURCES

         We have supported our operations primarily with net revenues from sales of our BVS product line, government contracts and proceeds from our equity financings. As of March 31, 2000, our cash, cash equivalents and marketable securities total $106.4 million. We also have a $3.0 million line of credit from a bank that expires on October 13, 2000, which bears interest at the bank's prime rate (9.0% at March 31, 2000).

         During fiscal 2000, operating activities used $7.3 million of cash. Net cash used by operating activities in fiscal 2000 reflected a net loss of $10.5 million, including depreciation and amortization expense of $1.7 million, and increases in accounts receivable and inventory of $0.3 million and $0.7 million, respectively. These uses of cash were partially offset by a decrease in prepaid expenses and other assets of $0.2 million and increases in accounts payable and accrued expenses of $0.7 million and $1.5 million, respectively. The increase in accounts receivable was primarily attributable to extended collection periods for certain customer accounts. The increase in inventory reflects increased production levels and our decision to increase inventory levels for certain products and component parts, including purchases of inventory related to the Company's new BVS-5000t, a backup unit to the current BVS-5000, designed to allow transport of BVS supported patients between medical centers for specialized care. The increase in accounts payable was primarily attributable to the timing of purchases of direct material and capital equipment for manufacturing, research and development. The increase in accrued expenses reflects timing of payments and increased operating activity throughout ABIOMED, including increased size of payroll and payroll related costs, contractor support and legal charges.

         During fiscal 2000, investing activities provided $3.1 million of cash. Approximately $4.4 million in cash provided from the sale of short-term marketable securities, net of purchases of similar securities, was partially offset by purchases of capital equipment and expenditures for leasehold improvements of $1.4 million. We also acquired an additional $0.2 million in capital equipment by entering into a capital lease during fiscal 2000. In fiscal 1999, we entered into an operating lease for 80,000 square feet of space in a building located within the same industrial park as our existing facilities. During fiscal 2000 we also entered into 36-month operating leases for an additional $0.7 million in capital purchases of office furniture to be used in this new facility. Our purpose for this new facility is to consolidate our operations and to expand our manufacturing and research and development. We began occupying this facility in fiscal 2000, and we expect to complete our phased move into this facility in fiscal 2001. We anticipate that we will incur additional costs of approximately $0.8 million for improvements to this facility, including costs to construct and qualify environmentally controlled manufacturing areas for our existing products and for our products under development.

         Financing activities generated $96.9 million of cash during fiscal 2000, primarily as a result of our completion of a public offering of 1,500,000 shares of Common Stock in March. Proceeds to the Company from this offering, net of expenses, were approximately $95.4 million.

         Income taxes incurred during fiscal 2000 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

         We believe that our revenue from government contracts and product sales and existing resources will be sufficient to fund our planned operations, including the planned increases in our internally funded AbioCor and new BVS development and product extension efforts, for the foreseeable future. However, we may require significant additional funds in order to complete the development, conduct clinical trials, and achieve regulatory approvals of the AbioCor and other products under development over the next several years. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.

RISK FACTORS

     AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. CURRENT AND PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER EACH OF THE RISKS AND UNCERTAINTIES DESCRIBED IN THIS SECTION AND ALL OF THE OTHER INFORMATION IN THIS REPORT. OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE SEVERELY HARMED BY ANY OF THE FOLLOWING RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE IF ANY OF THESE RISKS AND UNCERTAINTIES DEVELOP INTO ACTUAL EVENTS.

         OUR FUTURE SUCCESS IS HEAVILY DEPENDENT ON DEVELOPMENT OF THE ABIOCOR. OUR DEVELOPMENT EFFORTS MAY NOT BE SUCCESSFUL.

         We are currently devoting our principal research and development and regulatory efforts, and significant financial resources, to the development of the AbioCor, an implantable replacement heart system. An implantable replacement heart is a complex medical device and has never been successfully developed or marketed by any company. The development of the AbioCor and other new products, including our AbioBooster and AbioVest heart assist products, presents enormous challenges in a variety of areas, many or all of which we may have difficulty in overcoming, including blood compatible surfaces, blood compatible flow, manufacturing techniques, pumping mechanisms, physiological control, energy transfer, anatomical fit and surgical techniques. For many years, we and other parties have been attempting to develop a heart replacement device, but, to date, none of these efforts has been successful. We cannot be sure that we will be successful in our development efforts, and in the event that we are unable to commercialize the AbioCor, our business and financial condition would be adversely affected. The markets for the AbioCor and our other products under development are unproven. Even if the AbioCor or any other of our products are successfully developed and approved by the FDA and corresponding foreign regulatory authorities, they may not enjoy commercial acceptance or success, which would adversely affect our business and results of operations. Several factors could limit our success, including:

         - our need to create a market for an implantable replacement heart, and possible limited market acceptance among physicians, medical centers, patients and third party payors;

         - the need for surgeons to develop or be trained in new surgical techniques to use our product effectively;

         - limitations on the number of patients who may have access to physicians and medical centers with adequate training, equipment and personnel to make use of our products;

         - limitations inherent in first generation devices, and the potential failure to develop successive improvements, including increases in service life, which would reduce the addressable market for the AbioCor;

         - the lifestyle limitations that patients will have to accept, including traveling with external batteries at all times and potentially avoiding activities such as air travel or diving that involve significant pressure changes;

         - the timing and amount of reimbursement for these products, if any, by third party payors;

         - the introduction by other companies of new treatments, products and technologies which compete with our products, and may reduce their market acceptance, or make them obsolete;

         - the reluctance, due to ethical considerations, of physicians, patients and society as a whole to accept medical devices that replace the heart; and

         - the reluctance of physicians, patients and society as a whole to accept the finite life and risk of mechanical failure of devices that replace the heart.

         The commercial success of the AbioCor and other heart assist products will require acceptance by cardiovascular surgeons and interventional and heart failure cardiologists, a limited number of whom significantly influence medical device selection and purchasing decisions. We may achieve our business objectives only if the AbioCor and our other products are accepted and recommended by leading physicians, which is likely to be based on a determination by these physicians that our products are safe, cost-effective and represent acceptable methods of treatment. Although we have developed relationships with leading cardiac surgeons and cardiologists, we cannot assure that these existing relationships and arrangements can be maintained or that new relationships will be established in support of the AbioCor and our other products. If cardiovascular surgeons and cardiologists do not consider our products to be adequate for the treatment of our target cardiac patient population or if a sufficient number of physicians recommend and use competing products, it would seriously harm our business.

         PRE-CLINICAL AND CLINICAL TESTING OF OUR NEW PRODUCTS WILL INVOLVE UNCERTAINTIES AND RISKS WHICH COULD DELAY OR PREVENT NEW PRODUCT INTRODUCTIONS, REQUIRE US TO INCUR SUBSTANTIAL ADDITIONAL COSTS OR RESULT IN OUR FAILURE TO BRING OUR PRODUCTS TO MARKET.

         Prior to commencing clinical trials of the AbioCor and our other products under development, we must perform pre-clinical tests which consist of demonstrating performance, durability and reliability through laboratory and animal studies. We could encounter significant delays or other setbacks in pre-clinical testing. Prior to obtaining regulatory approvals in the U.S. and other countries for the clinical testing in humans of the AbioCor and other products, we must demonstrate in pre-clinical testing that each product is safe and has the potential to be effective in humans for the intended duration of use. We are now conducting pre-clinical testing of the AbioCor. This testing may not be predictive of results that will be obtained in clinical trials. A number of companies in the medical industry have suffered delays, cost overruns and project terminations despite achieving promising results in pre-clinical testing. In the event that we suffer setbacks in the pre-clinical or clinical testing of the AbioCor or other heart assist products, these products may be delayed, require further funding, and possibly may not be brought to market.

         If we cannot demonstrate through clinical testing on humans that the AbioCor or other new products are safe and effective, we will not be able to obtain regulatory approvals in the U.S. or other countries for the commercial sale of these products. Delays, budget overruns, and project terminations are not uncommon even after promising pre-clinical and clinical trials of medical products. We intend to conduct clinical testing for the AbioCor and other heart assist products with critically ill patients, and these patients may die or suffer other adverse medical results for reasons which may or may not be related to the product being tested. Those outcomes could seriously delay the completion of clinical testing, as could the unavailability of suitable patients for clinical trials, both of which are outside our control. We cannot assure that the rate of patient enrollment in our clinical trials will be consistent with our expectations or be sufficient to allow us to complete our clinical trials for the AbioCor or our other products under development in a timely manner, if at all. Delays could defer the marketing and commercial sale of our products, require further funding, and possibly result in failure to bring the products to market.

         Development and testing of design changes to the AbioCor and other products under development is often extensive, expensive and time consuming. Some of the tests for our products may require months or years to perform, and we could be required to begin these tests again if we modify one of our products to correct a problem identified in testing. Even modest changes to certain components of our products can take months or years to complete and test. If results of pre-clinical or clinical testing of the AbioCor or other products under development indicate that design changes are required, such changes could cause serious delays that would adversely affect our results of operations.

         IF WE FAIL TO OBTAIN APPROVAL FROM THE FDA AND FROM FOREIGN REGULATORY AUTHORITIES, WE CANNOT MARKET AND SELL THE ABIOCOR OR OTHER NEW HEART ASSIST PRODUCTS IN THE U.S. AND IN OTHER COUNTRIES.

         Obtaining required regulatory approvals may take several years to complete and consume substantial capital resources. We cannot assure that the FDA or any other regulatory authority will act quickly or favorably on our requests for product approval, or that the FDA or any other regulatory authority will not require us to provide additional data that we do not currently anticipate in order to obtain product approvals. We cannot apply for FDA approval to market the AbioCor and our other products under development until the product successfully completes its pre-clinical and clinical trials. Several factors could prevent successful completion or cause significant delays of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that the product is safe and effective for use in humans. If safety problems develop, the FDA could stop our trials before completion. In addition, we are planning to conduct phased clinical trials for the AbioCor tailored to specific patient populations with different life expectancies. If we are successful in obtaining FDA approvals for the AbioCor based on this phased approach, the initial approvals are likely to include conditions or limitations to particular indications that would limit the available market for these products. If we are not able to obtain regulatory approvals for use of the AbioCor or our other products under development, or if the patient populations for which they are approved are not sufficiently broad, the commercial success of these products could be limited.

         We intend to market the AbioCor and our other new products in international markets, including the European Union and Japan. We must obtain separate regulatory approvals in order to market our products in other jurisdictions. The approval process may differ among those jurisdictions and approval in the U.S. or in any other jurisdiction does not ensure approval in other jurisdictions. Obtaining foreign approvals could result in significant delays, difficulties and costs for us, and require additional trials and additional expense.

         IF WE OBTAIN REGULATORY APPROVAL OF OUR NEW PRODUCTS, THE PRODUCTS WILL BE SUBJECT TO CONTINUING REVIEW AND EXTENSIVE REGULATORY REQUIREMENTS, WHICH COULD AFFECT THE MANUFACTURING AND MARKETING OF OUR PRODUCTS.

         The FDA continues to review products even after they have received initial approval. If and when the FDA approves the AbioCor or our other products under development, the manufacture and marketing of these products will be subject to continuing regulation, including compliance with current Quality Systems Regulations and Good Manufacturing Practices, known as QSR/GMP, adverse event reporting requirements and prohibitions on promoting a product for unapproved uses.

         We will also be required to obtain additional approvals in the event we significantly modify the design of an approved product or the product's labeling or manufacturing process. Modifications of this type are common with new products, and we anticipate that the current first generation of the AbioCor will undergo a number of changes, refinements and improvements over time. For example, the current configuration of the AbioCor's thoracic unit, or "replacement heart," is sized for patients with relatively large chest cavities, and we anticipate that we will need to obtain regulatory approval of thoracic units of other sizes. If we are not able to obtain regulatory approval of modifications to our current and future products, the commercial success of these products would be limited.

         We and our third-party suppliers of product components are also subject to inspection and market surveillance by the FDA for QSR/GMP and other requirements. Enforcement actions resulting from failure to comply with government requirements could result in fines, suspensions of approvals, recalls of products, operating restrictions and criminal prosecutions, and affect the manufacture and marketing of our products. The FDA could withdraw a previously approved product from the market upon receipt of newly discovered information, including a failure to comply with regulatory requirements, the occurrence of unanticipated problems with products following approval, or other reasons, which could adversely affect our operating results.

         THE COST OF DEVELOPING AND MANUFACTURING THE ABIOCOR AND OUR OTHER PLANNED NEW PRODUCTS IS SUBSTANTIAL FOR A COMPANY OF OUR SIZE AND WILL EXERT A STRAIN ON OUR AVAILABLE RESOURCES.

         In recent years we have significantly increased our research and development expenditures for the AbioCor, and we expect that this trend will continue in the future. We will also need to make significant expenditures to begin to manufacture and market the AbioCor and our other planned new products in commercial quantities for sale in the U.S. and other countries, if and when we obtain regulatory approval to do so. We cannot be sure that our estimates of capital expenditures for the AbioCor and the development of our other new products will be accurate. We could have significant cost overruns, which could reduce our ability to commercialize our products. Any delay or inability to commercialize our products under development could adversely affect our business prospects and results of operations. We do not operate at a profit and do not expect to be profitable for some time. We had a net loss of $10.5 million in fiscal 2000 and a net loss of $6.7 million in fiscal 1999. We are committed to making large expenditures for the AbioCor and, to a lesser extent, other new products, in fiscal 2001 and subsequent fiscal years, which may result in losses in future periods. These expenditures include costs associated with performing pre-clinical and clinical trials for the AbioCor, continuing our research and development relating to the AbioCor and other new products, seeking regulatory approvals for the AbioCor and, if we receive these approvals, commencing commercial manufacturing and marketing of the AbioCor. The amount of these expenditures is difficult to forecast accurately, and cost overruns may occur. We plan to fund a portion of these expenditures from our limited existing financial resources and revenues from BVS sales, which are variable and uncertain. We cannot be sure that we will have the necessary funds to develop and commercialize our new products, or that additional funds will be available on commercially acceptable terms, if at all. In the event that we are unable to obtain the necessary funding to develop and commercialize our products, our business may be adversely affected. Our operating results may fluctuate unpredictably. Our annual and quarterly operating results have fluctuated historically and we expect these fluctuations to continue. Among the factors that may cause our operating results to fluctuate are:

         - costs we incur in developing and testing the AbioCor and other new products or product enhancements;

         - the timing of regulatory actions, such as product approvals or recalls;

         - costs we incur in anticipation of future sales, such as inventory purchases, expansion of manufacturing facilities, or establishment of international sales offices;

         - the timing of customer orders and deliveries, particularly of BVS consoles, which are priced significantly higher than the single-use BVS blood pumps;

         - competitive changes, such as price changes or new product introductions that we or our competitors may make;

         - the timing of government appropriations related to our research contracts and grants; and

         - economic conditions in the health care industry and the state of cost containment efforts, including reimbursement policies.

         We believe that period-to-period comparisons of our historical and future results will not necessarily be meaningful, and that investors should not rely on them as an indication of future performance. To the extent we experience the factors described above, our future operating results may not meet the expectations of securities analysts or investors from time to time, which may cause the market price of our common stock to decline.

         THE BVS PRODUCT LINE, OUR PRINCIPAL PRODUCT AND CURRENT PRIMARY SOURCE OF REVENUES, IS VULNERABLE TO COMPETITIVE PRESSURES, DISRUPTIONS IN SALES, CONTINUING REVIEW AND EXTENSIVE REGULATORY REQUIREMENTS.

         All of our product revenues to date have come from sales of the BVS line of products. We believe that we will continue to be dependent on our BVS product line for at least the next several years, unless and until we are able to successfully develop or acquire, obtain regulatory approval for, and sell new products. In the event that a competitor were to introduce new treatments, products and technologies which compete with our products, add new features to their existing products or reduce their prices to make their products more financially attractive to customers, our revenue from our BVS products could decline. For example, in the event of the expansion of technologies which allow heart surgical procedures to be performed without stopping the heart, a reduction in the market for the BVS could potentially result. Further, the BVS is subject to stringent and continuing FDA and other regulatory requirements, including compliance with QSR/GMP, adverse event reporting, prohibitions on promoting the BVS for unapproved uses, and continued inspection and market surveillance by the FDA. If BVS products are recalled or otherwise withdrawn from the market, our revenues would likely decline, which would hurt our business. In addition, variations in the quantity and timing of sales of BVS consoles have a disproportionate effect on our revenues, because the price of the console is substantially greater than the price of our disposable blood pumps. If we cannot maintain and increase our revenues from our BVS product line, our overall business and financial condition could be adversely affected.

         Revenues from our BVS product line in fiscal 2000 increased by 2% from revenues in fiscal 1999, and in fiscal 1999 our BVS revenues increased by 5% from revenues in fiscal 1998. To maintain or increase revenues from sales of our BVS products, we may be required to adopt new sales and marketing strategies, some of which may require expending additional capital resources. The new strategies we may adopt include:

         - promoting increased use of the BVS by existing customers in order to increase disposable blood pump sales to those customers;

         - selling the BVS to smaller hospitals and medical centers in the U.S.;

         -    regularly introducing enhancements to the BVS;

         - expanding sales of our BVS product line in international markets, some of which require separate regulatory approvals; and

         -    seeking new categories of patients to support with the device.

         In the event that we are unsuccessful in carrying out these new strategies, our revenues may decline.

         WE MAY NOT BE SUCCESSFUL IN EXPANDING OUR SALES ACTIVITIES INTO INTERNATIONAL MARKETS.

         We are seeking to expand our international sales of the BVS and prepare for commercialization of the AbioCor by recruiting direct sales and support teams for selected countries in Europe and pursuing regulatory approval of the BVS in Japan. To date we have limited experience in selling the BVS internationally. In fiscal 2000, approximately 4%, and in fiscal 1999, approximately 3%, of our revenues from the BVS product line were derived from international sales. Our international operations will be subject to a number of risks, which may vary from the risks we experience in the U.S., including:

         - the need to obtain regulatory approvals in foreign countries before our products may be sold or used;

         -    longer sales cycles;

         -    dependence on local distributors;

         -    limited protection of intellectual property rights;

         -    difficulty in collecting accounts receivable;

         -    fluctuations in the values of foreign currencies; and

         -    political and economic instability.

         If we are unable to effectively expand our sales activities in international markets, our results of operations could be negatively impacted.

         WE DEPEND ON THIRD PARTY REIMBURSEMENT TO OUR CUSTOMERS FOR MARKET ACCEPTANCE OF OUR PRODUCTS. IF THIRD PARTY PAYORS FAIL TO PROVIDE APPROPRIATE LEVELS OF REIMBURSEMENT FOR PURCHASE AND USE OF OUR PRODUCTS, OUR PROFITABILITY WOULD BE ADVERSELY AFFECTED.

         Sales of medical products largely depend on the reimbursement of patients' medical expenses by government health care programs and private health insurers. The cost of our BVS system is substantial, and we anticipate that the cost of implanting the AbioCor in a patient will also be substantial. Without the financial support of the government or third party insurers, the market for our products will be limited. Medical products and devices incorporating new technologies are closely examined by governments and private insurers to determine whether the products and devices will be covered by reimbursement, and if so, the level of reimbursement which may apply. We cannot be sure that third party payors will reimburse sales of our products now under development, or enable us to sell them at profitable prices. We also cannot be sure that third party payors will continue the current level of reimbursement to physicians and medical centers for use of the BVS. Any reduction in the amount of this reimbursement could harm our business.

         The federal government and private insurers have considered ways to change, and have changed, the manner in which health care services are provided and paid for in the U.S. In the future, it is possible that the government may institute price controls and further limits on Medicare and Medicaid spending. These controls and limits could affect the payments we collect from sales of our products. Internationally, medical reimbursement systems vary significantly, with some medical centers having fixed budgets, regardless of levels of patient treatment, and other countries requiring application for, and approval of, government or third party reimbursement. Even if we succeed in bringing our new products to market, uncertainties regarding future health care policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at profitable prices.

         Prior to approving coverage for new medical devices, most third party payors require evidence that the product has received FDA approval, is not experimental, and is medically necessary for the specific patient. Increasingly, third party payors require evidence that the devices being used are cost-effective. The AbioCor and our other products under development may not meet these or future criteria, which could hurt our ability to market and sell these products.

         IF WE FAIL TO ACHIEVE AND MAINTAIN THE HIGH MANUFACTURING STANDARDS THAT OUR PRODUCTS REQUIRE OR IF WE ARE UNABLE TO DEVELOP ADDITIONAL MANUFACTURING CAPACITY, WE WILL NOT BE SUCCESSFUL.

         Our products require precise, high quality manufacturing. Our failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, design defects or component failures, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. We have from time to time voluntarily recalled certain products. Despite our very high manufacturing standards, we cannot completely eliminate the risk of errors, defects or failures. In addition, we are planning to move into a new manufacturing facility in 2000, and this move could disrupt manufacturing of our products. We cannot be certain that the products manufactured in the new facility will be manufactured at the same cost and quality as the BVS and AbioCor are currently being manufactured. In addition, we cannot be certain that we will be able to obtain ISO 9001 certification of our new facility or approval by regulatory authorities. If we are not able to manufacture the BVS in accordance with necessary quality standards, our business and results of operations may be negatively affected.

         The AbioCor involves even greater manufacturing complexities than our current product line. The AbioCor must be significantly more durable and meet different standards, which may be more difficult to achieve, than those which apply to our current product, the BVS. If we are unable to manufacture the AbioCor or other future products on a timely basis at acceptable quality and cost and in commercial quantities, or if we experience unanticipated technological problems or delays in production, our business will suffer.

         The manufacture of our products is and will continue to be complex and costly, requiring a number of separate processes and components. Achieving precision and quality control requires skill and diligence by our personnel. Further, to be successful, we believe we will need to increase our manufacturing capacity. We may experience difficulties in scaling up manufacturing of our new products, including problems related to product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, and lack of skilled personnel. If we cannot hire, train and retain enough experienced and capable scientific and technical workers, we may not be able to manufacture sufficient quantities of our current or future products at an acceptable cost and on time, which could limit market acceptance of our products or otherwise damage our business.

         IF OUR SUPPLIERS CANNOT PROVIDE THE COMPONENTS WE REQUIRE, OUR ABILITY TO MANUFACTURE OUR PRODUCTS COULD BE HARMED.

         We rely on third party suppliers to provide us with certain components used in the BVS, the AbioCor, and our other products under development. Relying on third party suppliers makes us vulnerable to component part failures and to interruptions in supply, either of which could impair our ability to conduct clinical tests or to ship our products to our customers on a timely basis. Using third party vendors makes it difficult and sometimes impossible for us to test fully certain components, such as components on circuit boards, maintain quality control, manage inventory and production schedules and control production costs. Vendor lead times to supply us with ordered components vary significantly and can exceed six months or more. Both now and as we expand our manufacturing capacity, we cannot be sure that our suppliers will furnish us with required components when we need them. These factors could make it more difficult for us to effectively and efficiently manufacture our products, and could adversely impact our results of operations.

         Some suppliers may be the only source for a particular component, which makes us vulnerable to cost increases and supply interruptions. Vendors may decide to limit or eliminate sales of certain products to the medical industry due to product liability or other concerns, and we might not be able to find a suitable replacement for those products. Manufacturers of our product components may be required to comply with FDA or other regulatory manufacturing regulations and to satisfy regulatory inspections in connection with the manufacture of the components. If we cannot obtain a necessary component, we may need to find, test and obtain regulatory approval for a replacement component, produce the component ourselves or redesign the related product, which would cause significant delay and could increase our manufacturing costs. Any of these events could adversely impact our results of operations.

         INTENSE COMPETITION COULD HARM OUR FINANCIAL PERFORMANCE.

         Intense competition, rapid technological change and evolving industry requirements and standards in the heart assist markets could decrease demand for our products or make them obsolete. Some of the companies, universities and research organizations developing competing products have greater resources and experience than we have. Our competitors could commence and complete clinical testing of their products, obtain regulatory approvals and begin commercial-scale manufacturing of their products faster than we are able to for our products. They could develop superior products or products of similar quality at the same or lower prices. In addition, our customers often have limited budgets. Consequently, our products compete against a broad range of medical devices and therapies for these limited funds. We cannot be sure that we will be able to compete effectively and successfully in the markets in which we participate.

         WE OWN PATENTS, TRADEMARKS, TRADE SECRETS, COPYRIGHTS AND OTHER INTELLECTUAL PROPERTY AND KNOW-HOW THAT WE BELIEVE GIVES US A COMPETITIVE ADVANTAGE. IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY, COMPETITION COULD FORCE US TO LOWER OUR PRICES, WHICH COULD HURT OUR PROFITABILITY.

         Our intellectual property rights are and will continue to be a critical component of our success. A substantial portion of our intellectual property rights relating to the AbioCor and BVS is in the form of trade secrets, rather than patents. In order to preserve certain proprietary information as trade secrets, we are required to restrict disclosure of information intended to constitute trade secrets to third parties. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with employees, consultants and other parties. Certain of our consultants and third parties with whom we have business relationships may also provide services to other parties in the medical device industry, including companies, universities and research organizations that are developing competing products. In addition, some of our former employees may seek employment with, and become employed by, our competitors. We cannot assure that confidentiality agreements with our employees, consultants and third parties will not be breached, that we will have adequate remedies for any such breach, or that our trade secrets will not become known to or be independently developed by our competitors. The loss of trade secret protection for technologies or know-how relating to the AbioCor or the BVS could adversely affect our business prospects.

         Our business position will also depend in part on our ability to defend our existing and future patents and rights and conduct our business activities free of infringement claims by third parties. We intend to seek additional patents, but our pending and future patent applications may not be approved, may not give us a competitive advantage, and could be challenged by others. Patent proceedings in the U.S. and in other countries may be expensive and time consuming. In addition, patents issued by foreign countries may afford less protection than is available under U.S. patent law, and may not adequately protect our proprietary information. Our competitors may independently develop proprietary technologies and processes which are the same as or substantially equivalent to ours, or design around our patents.

         Companies in the medical device industry typically obtain patents and frequently engage in substantial intellectual property litigation. Our products and technologies could infringe on the rights of others. If a third party successfully asserts a claim for infringement against us, we may be liable for substantial damages, unable to sell products using that technology, or would have to seek a license or redesign the related product. These alternatives may be uneconomical or impossible. Patent litigation could be costly, result in product development delays, and divert the efforts and attention of management from our business.

         We have been defending a lawsuit that relates to a portion of the energy transmission technology used in the AbioCor. World Heart Corporation and Ottawa Heart Institute Research Corporation filed suit against us in Delaware in January 1998, seeking damages and injunctive relief because they contend that a component of the AbioCor infringes their intellectual property rights. On February 4, 2000, the trial of this suit concluded with the jury unanimously finding in our favor on all claims presented to it. The plaintiffs have filed a motion for a new trial, which motion is pending. If a new trial is granted and if we are not successful in the new trial, we may be required to use or develop alternate energy transmission technology, seek a license from a third party, or modify the design of the AbioCor. We may not be able to develop a reasonable alternative design on a timely, cost effective basis and we may not be able to obtain a license at reasonable cost or on a timely basis. In either case, our failure to win the lawsuit could hurt our ability to develop or market the AbioCor, which would adversely affect our business prospects.

         IF WE CANNOT ATTRACT AND RETAIN THE MANAGEMENT, SALES AND OTHER PERSONNEL WE NEED, WE WILL NOT BE SUCCESSFUL.

         We depend heavily on the contributions of the principal members of our technical, sales and support, regulatory and clinical, operating and administrative management and staff, many of whom would be difficult to replace. Competition for skilled and experienced management, scientific personnel and sales personnel in the medical devices industry is intense. If we lose the services of any of the principal members of our management and staff, or if we are unable to attract and retain qualified personnel in the future, especially scientific and sales personnel, our business could be adversely affected.

         We expect to grow rapidly if the AbioCor and our other products under development advance through the approval process. The expansion of personnel and facilities will strain our management and our financial and other resources. If we cannot manage this growth successfully, our business will likely suffer.

         PRODUCT LIABILITY CLAIMS COULD DAMAGE OUR REPUTATION AND HURT OUR FINANCIAL RESULTS.

         The clinical use of medical products, even after regulatory approval, poses an inherent risk of product liability claims. We maintain limited product liability insurance coverage, subject to deductibles and exclusions. We cannot be sure that product liability insurance will be available in the future or will be available on acceptable terms or at reasonable costs, or that such insurance will provide us with adequate coverage against potential liabilities. Claims against us, regardless of their merit or potential outcome, may also hurt our ability to obtain physician endorsement of our products or expand our business.

         Many patients using the BVS do not survive. There are many factors beyond our control that could result in patient death, including the condition of the patient prior to use of the product, the skill and reliability of physicians and hospital personnel using and monitoring the product, and product maintenance by customers. However, the failure of the BVS or other life support products we distribute for clinical test or sale could give rise to product liability claims and negative publicity.

         The risk of product liability claims could increase as we introduce new products like the AbioCor that are intended to support a patient until the end of life. The AbioCor will have a finite life and could cause unintended complications to other organs and may not be able to successfully support all patients. Its malfunction could give rise to product liability claims whether or not it has extended or improved the quality of the patient's life. We cannot be sure that we can obtain liability insurance to cover the BVS, the AbioCor or other new products at a reasonable cost, if at all. If we have to pay product liability claims in excess of our insurance coverage, our financial condition will be adversely affected.

         WE HAVE DEPENDED ON GOVERNMENT CONTRACTS TO SUPPORT A SIGNIFICANT PORTION OF OUR BASIC RESEARCH AND DEVELOPMENT. THIS FUNDING MAY NOT CONTINUE.

         We generally rely on external funding for a significant portion of our basic product research and development. The primary source of this external funding is government research contracts and grants. We have obtained this type of funding for the initial development of most of our current products and products under development. In particular, the National Heart, Lung and Blood Institute, or NHLBI, awarded us a four-year, $8.5 million extension to our AbioCor development contract in September 1996, and a five-year, $4.3 million contract for the development of the AbioBooster in September 1995. As of March 31, 2000, we had recognized all of the revenue under the AbioCor development contract and all but $0.6 million of the revenue under the AbioBooster contract. We have not determined the extent to which, if at all, we will seek additional government funding for the AbioCor or the AbioBooster, or new government funding for our other products under development. We cannot assure that any such funding will be available, if we decide to seek it.

         Funding for all our government research and development contracts is subject to government appropriation, and all of these contracts contain provisions which make them terminable at the convenience of the government. The government could terminate or reduce or delay the funding for any of our contracts at any time. In the event that we are not successful in obtaining any new government contracts or further extensions to existing research and development contracts, our financial results could be adversely affected.

         OUR RIGHTS DISTRIBUTION, CERTIFICATE OF INCORPORATION AND DELAWARE LAW COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US AND MAY PREVENT OUR STOCKHOLDERS FROM REALIZING A PREMIUM ON OUR STOCK.

         Our rights distribution and provisions of our certificate of incorporation and of the Delaware General Corporation Law may make it more difficult for a third party to acquire us, even if doing so would allow our stockholders to receive a premium over the prevailing market price of our stock. Our rights distribution and those provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirors to negotiate with us and allow our Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could negatively affect our stock price.

         THE MARKET VALUE OF OUR COMMON STOCK COULD VARY SIGNIFICANTLY, BASED ON MARKET PERCEPTIONS OF THE STATUS OF OUR DEVELOPMENT EFFORTS.

         The perception of securities analysts regarding our product development efforts could significantly affect our stock price. As a result, the market price of our common stock could change substantially when we or our competitors make product announcements, particularly announcements relating to the AbioCor or competing products. Many factors affecting our stock price are industry related and beyond our control.

         IF WE MAKE ACQUISITIONS, WE COULD ENCOUNTER DIFFICULTIES THAT HARM OUR BUSINESS.

         We may acquire companies, products or technologies that we believe to be complementary to our business. If we do so, we may have difficulty integrating the acquired personnel, operations, products or technologies. These difficulties may disrupt our ongoing business, distract our management and employees and increase our expenses, which could hurt our business. Future sales of our common stock could adversely affect our stock price. Future sales of substantial amounts of our common stock in the public market or the perception that these sales could occur, could adversely affect the market price of our common stock. As of June 12, 2000, we had outstanding 10,234,497 shares of common stock, plus 1,307,198 shares of common stock reserved for issuance upon exercise of outstanding options. All of the outstanding shares of our common stock are freely saleable except shares held by our affiliates, which are subject to certain limitations on sales.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

        We do not use derivative financial instruments for speculative or trading purposes. However, we are exposed to market risk related to changes in interest rates. We maintain an investment portfolio consisting mainly of federal agency obligations, state and municipal bonds, and U.S. Treasury notes with maturities of one year or less. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2000, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Consolidated Financial Statements and Supplementary Data are listed under Part IV, Item 14, in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information called for by this Item is not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is hereby incorporated by reference to the information under Part I, Item 1--Business under the caption "Executive Officers of the Registrant" in this Report, and by reference to the information under the headings "Election of Directors" and "Reporting Under
Section 16(a) of the Securities Exchange Act of 1934" in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Executive Compensation" in our definitive proxy statement to be filed within 120 days after the close of our fiscal year. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Securities Beneficially Owned by Certain Persons" in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Transactions," if any, in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS


                                                                                                               PAGE
                                                                                                               ----
Report of Independent Public Accountants...........................................................            F-1
Consolidated Balance Sheets as of March 31, 1999 and 2000..........................................            F-2
Consolidated Statements of Operations for the Fiscal Years Ended March 31, 1998, 1999 and 2000.....            F-3
Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended March 31, 1998, 1999
     and 2000......................................................................................            F-4
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 1998, 1999 and 2000.....            F-5
Notes to Consolidated Financial Statements.........................................................            F-6


(A) (2)  FINANCIAL STATEMENT SCHEDULES

         Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A) (3)  EXHIBITS

         (3)    Articles of Incorporation and By-Laws.

                (a)    Restated Certificate of Incorporation - filed as Exhibit
                       3.1 to our Registration Statement on Form S-3 (Registration No. 333-36657) (the "1997 Registration Statement").*

                (b) Restated By-Laws - filed as Exhibit 3.02 to our Quarterly Report on From 10-Q for the quarter ended September 30, 1996.*

                (c) Certificate of Designations of Series A Junior Participating Preferred Stock - filed as Exhibit 3.3 to the 1997 Registration Statement.*

         (4) Instruments defining the rights of security holders, including indentures.

                (a)    Specimen Certificate of Common Stock - filed as Exhibit
                       4.1 to our Registration Statement on Form S-1 (Registration No. 33-14861) (the "1987 Registration Statement").*

                (b) Description of Capital Stock (contained in the Restated Certificate of Incorporation filed as Exhibit 3.1 to the 1997 Registration Statement and in the Certificate of Designations of Series A Junior Participating Preferred Stock filed as Exhibit 3.3 to the 1997 Registration Statement).*

                (c) Rights Agreement between ABIOMED and BankBoston, N.A., as Rights Agent dated as of August 13, 1997 (including Form of Rights Certificate attached thereto as Exhibit A) - filed as Exhibit 4 to our Current Report on Form 8-K, dated August 13, 1997.*

         (10)   Material Contracts.

                (a) Option to Purchase Developed Technology between ABIOMED and the Abiomed Limited Partnership (the "Partnership") - filed as Exhibit 10.06 to the 1987 Registration Statement.*

                (b) Bill of Sale and Technology Transfer and Intellectual Property Agreement between ABIOMED and the Partnership - filed as Exhibit 10(b) to our Annual Report on Form 10-K for the fiscal year ended March 31, 1991.*

                (c) Facility Leases dated September 30, 1993 for the premises at 33 Cherry Hill Drive - filed as Exhibit 10(e) to our Annual Report of Form 10-K for the fiscal year ended March 31, 1994 (the "1994 Form 10-K"), as amended per the First Amendment to Lease filed as Exhibit 10.03 to our Form 10-Q for the fiscal quarter ended December 31, 1996.*

                (d) Form of Indemnification Agreement for Directors and Officers - filed as Exhibit 10.13 to the 1987 Registration Statement.*

                (e) Abiomed Limited Partnership Amended and Restated Certificate and Agreement of Limited Partnership (without schedule of Partners) - filed as Exhibit 10.15 to the 1987 Registration Statement.*

                (f)    1992 Combination Stock Option Plan, as amended - filed as
                       Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 30, 1997 (the "September 1997 10-Q").*

                (g)    1988 Employee Stock Purchase Plan, as amended - filed as
                       Exhibit 10.1 to our September 1997 10-Q.*

                (h) 1989 Non-Qualified Stock Option Plan for Non-Employee Directors - filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 30, 1995.*

                (i) NHLBI Contract Extension for Total Artificial Heart - filed as Exhibit 10.01 to our Form 10-Q for the fiscal quarter ended September 30, 1996.*

                (j) Facility Lease dated August 8, 1996 for the lease of additional space at 33 Cherry Hill Drive - filed as
                       Exhibit 10.02 to our Form 10-Q for the fiscal quarter ended December 31, 1996.*

                (k) Facility Lease dated January 8, 1999 for the premises at 22 Cherry Hill Drive - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended December 31, 1998.*

                (l) 1998 Equity Incentive Plan - filed as Exhibit 10 to our Form 10-Q/A for the fiscal quarter ended September 30, 1998.*

                (n) Common Stock Purchase Agreement between ABIOMED and Genzyme Corporation - filed as Exhibit 99.2 to the 1997 Registration Statement.*

                (o) Common Stock Purchase Agreement between ABIOMED and certain Directors - filed as Exhibit 99.3 to the 1997 Registration Statement.*

                (p) Letter of Agreement between ABIOMED and Fleet National Bank, dated as of October 14, 1999 with respect to Demand and Term Loans - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.*

                (q) Form of Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.*

                (r) Schedule related to Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.*

         (11) Statement re computation of Per Share Earnings - see Note 1(g), Notes to Consolidated Financial Statements.

         (21)   Subsidiaries of the Registrant.

         (27)   Financial Data Schedules.

                (a) Financial Data Schedule as of March 31, 2000 for the fiscal year ended March 31, 2000.

                (b) Financial Data Schedule as of March 31, 1999 for the fiscal year ended March 31, 1999.

                (c) Financial Data Schedule as of March 31, 1998 for the fiscal year ended March 31, 1998.

(B)      REPORTS ON FORM 8-K

         We did not file any current reports on Form 8-K during the quarter ended March 31, 2000.


------------
* In accordance with Rule 12b-32 under the Securities Exchange Act of 1934 reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                                 ABIOMED, Inc.


Dated: June 23, 2000                                 By: /s/ DAVID M. LEDERMAN
                                                     ---------------------------
                                                     DAVID M. LEDERMAN, CHAIRMAN
                                                     OF THE BOARD, PRESIDENT
                                                     PRINCIPAL EXECUTIVE OFFICER


         KNOW ALL BY THESE PRESENTS that each individual whose signature appears below hereby constitutes and appoints David M. Lederman and John F. Thero, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K necessary and advisable to enable ABIOMED, Inc. to comply with the rules, regulations and requirements of the Securities Act of 1934, as amended, in respect thereof, which amendments may make such changes in the Annual Report on Form 10-K as the aforesaid attorneys-in-fact executing the same deem appropriate.

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


SIGNATURE                                               TITLE                                 DATE
---------                                               -----                                 ----
      /s/   DAVID M. LEDERMAN                     Chairman of the Board,                June 23, 2000
--------------------------------                    Chief Executive Officer
          DAVID M. LEDERMAN                         President and Director
                                                    (Principal executive officer)



      /s/   JOHN F. THERO                         Senior Vice President-Finance,        June 23, 2000
--------------------------------                    Chief Financial Officer and
          JOHN F. THERO                             Treasurer (Principal financial
                                                    and accounting officer)


      /s/   W. GERALD AUSTEN                      Director                              June 23, 2000
--------------------------------
         W. GERALD AUSTEN


      /s/   PAUL B. FIREMAN                       Director                              June 23, 2000
--------------------------------
         PAUL B. FIREMAN


      /s/   JOHN F. O'BRIEN                       Director                              June 23, 2000
--------------------------------
         JOHN F. O'BRIEN




      /s/   DESMOND O'CONNELL                     Director                              June 23, 2000
--------------------------------
        DESMOND O'CONNELL


      /s/   HENRI A. TERMEER                      Director                              June 23, 2000
--------------------------------
         HENRI A. TERMEER


                         ABIOMED, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1999 AND 2000
                         TOGETHER WITH AUDITORS' REPORT

                                      INDEX


                                                                            PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     F-1


CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1999 AND 2000                    F-2


CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
ENDED MARCH 31, 1998, 1999 AND 2000                                          F-3


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000                            F-4


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
ENDED MARCH 31, 1998, 1999 AND 2000                                          F-5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-6 - F-18


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To ABIOMED, Inc.:

We have audited the accompanying consolidated balance sheets of ABIOMED, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ABIOMED, Inc. and subsidiaries as of March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.




/s/ Arthur Andersen LLP
Boston, Massachusetts
May 12, 2000

                         ABIOMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                MARCH 31,
                                                                          ---------------------
                                                                            1999        2000
                                ASSETS
CURRENT  ASSETS:
   Cash and cash equivalents (Note 1)                                     $   9,279   $101,917
   Short-term marketable securities (Note 1)                                  8,902      4,467
   Accounts receivable, net of allowance for doubtful accounts of approximately $204 and $184 at March 31, 1999 and 2000,
       respectively                                                           6,437      6,691
   Inventories (Note 1)                                                       2,896      3,546
   Prepaid expenses and other current assets                                    336        526
                                                                          ---------   --------

         Total current assets                                                27,850    117,147
                                                                          ---------   --------

PROPERTY AND EQUIPMENT, AT COST (Note 1):

   Machinery and equipment                                                    5,444      6,427
   Furniture and fixtures                                                       575        622
   Leasehold improvements                                                     1,728      2,277
                                                                          ---------   --------
                                                                              7,747      9,326
   Less--Accumulated depreciation and amortization                            3,884      5,375
                                                                          ---------   --------
                                                                              3,863      3,951
                                                                          ---------   --------

OTHER ASSETS, NET (Note 8)                                                    1,269        690
                                                                          ---------   --------

                                                                          $  32,982   $121,788
                                                                          =========   ========


                                                                                MARCH 31,
                                                                          ---------------------
                                                                            1999        2000
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                       $     875   $   1,553
   Accrued expenses (Note 10)                                                 4,830       6,360
   Current portion of long-term liabilities (Notes 4 and 6)                       -         236
                                                                          ---------   ---------
         Total current liabilities                                            5,705       8,149
                                                                          ---------   ---------
LONG-TERM LIABILITIES (Notes 4 and 6)                                           205         715

COMMITMENTS (Notes 6 and 8)                                                       -           -

STOCKHOLDERS' EQUITY (Notes 3 and 7):
   Class B Preferred Stock, $.01 par value-
     Authorized--1,000,000 shares; issued and outstanding--none                   -           -
   Common Stock, $.01 par value-
     Authorized--25,000,000 shares; issued and outstanding--8,650,802 shares and 10,227,847 shares at March 31, 1999 and 2000,
     respectively                                                                87         102
   Additional paid-in capital                                                58,220     154,511
   Accumulated deficit                                                      (31,235)    (41,689)
                                                                          ---------   ---------
                Total stockholders' equity                                   27,072     112,924
                                                                          ---------   ---------
                                                                          $  32,982   $ 121,788
                                                                          =========   =========



                          THE ACCOMPANYING NOTES ARE AN
           INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         ABIOMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                           YEARS ENDED MARCH 31,
                                                 -----------------------------------------
                                                    1998            1999           2000
REVENUES (Note 1):
   Products                                      $    17,261    $    18,079    $    18,377
   Contracts                                           5,185          4,011          4,140
                                                 -----------    -----------    -----------
                                                      22,446         22,090         22,517
                                                 -----------    -----------    -----------


COSTS AND EXPENSES:
   Cost of product revenues                            6,502          6,772          5,882
   Research and development (Note 1)                   9,091         13,450         15,633
   Selling, general and administrative                 9,054          9,772         12,562
                                                 -----------    -----------    -----------
                                                      24,647         29,994         34,077
                                                 -----------    -----------    -----------

LOSS FROM OPERATIONS                                  (2,201)        (7,904)       (11,560)

   Interest and other income, net                      1,206          1,192          1,106
                                                 -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS                         (995)        (6,712)       (10,454)

LOSS FROM DISCONTINUED OPERATIONS (NOTE 2)            (1,513)             -              -
                                                 -----------    -----------    -----------

NET LOSS                                         $    (2,508)   $    (6,712)   $   (10,454)
                                                 ===========    ===========    ===========

BASIC AND DILUTED NET LOSS PER SHARE (NOTE 1):
   CONTINUING OPERATIONS                         $     (0.12)   $     (0.78)   $     (1.19)
   DISCONTINUED OPERATIONS                             (0.19)             -              -
                                                 -----------    -----------    -----------
   NET LOSS PER SHARE                            $     (0.31)   $     (0.78)   $     (1.19)
                                                 ===========    ===========    ===========

WEIGHTED AVERAGE  SHARES OUTSTANDING (Note 1):     8,074,150      8,619,100      8,789,261
                                                 ===========    ===========    ===========



                          THE ACCOMPANYING NOTES ARE AN
           INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         ABIOMED, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                  COMMON STOCK                                                 TOTAL
                                             NUMBER            $.01        ADDITIONAL      ACCUMULATED     STOCKHOLDERS'
                                            OF SHARES       PAR VALUE    PAID-IN CAPITAL     DEFICIT           EQUITY
BALANCE, MARCH 31, 1997                     7,008,282      $       70      $   37,170      $  (22,015)      $   15,225

  Sales of Common Stock, net                1,532,710              16          20,054               -           20,070
  Stock options exercised                      20,015               -             151               -              151
  Stock issued to directors and under
       employee stock purchase plan             6,008               -              80               -               80
  Net loss                                          -               -               -          (2,508)          (2,508)
                                           ----------      ----------      ----------      ----------       ----------
BALANCE, MARCH 31, 1998                     8,567,015              86          57,455         (24,523)          33,018

  Stock options exercised                      69,400               1             635               -              636
  Stock issued to directors and under
       employee stock purchase plan            14,387               -             130               -              130
  Net loss                                          -               -               -          (6,712)          (6,712)
                                           ----------      ----------      ----------      ----------       ----------

BALANCE, MARCH 31, 1999                     8,650,802              87          58,220         (31,235)          27,072

  Sales of Common Stock, net                1,500,000              15          95,416               -           95,431
  Stock options exercised                      66,499               -             701               -              701
  Stock issued to directors and under
       employee stock purchase plan            10,546               -             174               -              174
  Net loss                                          -               -               -         (10,454)         (10,454)
                                           ----------      ----------      ----------      ----------       ----------

BALANCE, MARCH 31, 2000                    10,227,847      $      102      $  154,511      $  (41,689)      $  112,924
                                           ==========      ==========      ==========      ==========       ==========



                          THE ACCOMPANYING NOTES ARE AN
           INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         ABIOMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               YEARS ENDED MARCH 31,
                                                                      --------------------------------------
                                                                         1998          1999          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $  (2,508)    $  (6,712)    $ (10,454)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                          877         1,386         1,685
     Changes in assets and liabilities:
       Accounts receivable, net                                            (805)       (1,081)         (254)
       Inventories                                                         (859)         (568)         (650)
       Prepaid expenses and other assets                                   (394)         (628)          195
       Assets and liabilities of discontinued operations, net             1,156          (667)            -
       Accounts payable                                                     768        (1,183)          678
       Accrued expenses                                                   1,013         1,881         1,530
           Long-term liabilities                                             64           141           (36)
                                                                      ---------     ---------     ---------

           Net cash used in operating activities                           (688)       (7,431)       (7,306)
                                                                      ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of short-term marketable securities            50,501        40,361        12,748
   Purchases of short-term marketable securities                        (66,471)      (25,548)       (8,313)
   Purchases of property and equipment                                   (2,540)       (1,552)       (1,358)
                                                                      ---------     ---------     ---------

           Net cash (used in) provided by investing activities          (18,510)       13,261         3,077
                                                                      ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of Common Stock, net                               20,070             -        95,431
   Proceeds from exercise of stock options
     and stock issued under employee purchase plan                          231           766           875
   Proceeds from issuance of long-term debt                                   -             -           615
   Repayments of long-term debt and capital lease obligations                 -             -           (54)
                                                                      ---------     ---------     ---------

           Net cash provided by financing activities                     20,301           766        96,867
                                                                      ---------     ---------     ---------

NET  INCREASE IN CASH AND CASH EQUIVALENTS                                1,103         6,596        92,638

CASH AND CASH EQUIVALENTS,  EXCLUDING MARKETABLE SECURITIES, AT
  BEGINNING OF YEAR                                                       1,580         2,683         9,279
                                                                      ---------     ---------     ---------

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT END
  OF YEAR                                                             $   2,683     $   9,279     $ 101,917
                                                                      =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  ACTIVITIES:
  Capital lease obligation incurred for property and equipment        $       -     $       -     $     221
                                                                      =========     =========     =========



                          THE ACCOMPANYING NOTES ARE AN
           INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


(1)    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

       ABIOMED, Inc. and subsidiaries (the Company) is engaged primarily in the development, manufacture and marketing of medical products designed to safely and effectively assist or replace the pumping function of the failing heart. The Company is developing the AbioCor Implantable Replacement Heart, a battery-powered totally implantable replacement heart system. The Company currently markets and sells the BVS-5000-Registered Trademark-, a temporary heart assist device. The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below.

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

       (c)    PRODUCT REVENUES

              The Company recognizes product revenues at the time products are shipped to customers. Service revenues, which are not material, are recognized ratably over the periods of the service contracts. In fiscal 1998, 1999 and 2000, all product revenues were derived from sales of the BVS 5000 and 6%, 3% and 3%, respectively, of product revenues were derived from customers located outside of the United States. No customer accounted for greater than 10% of product revenues during fiscal 1998, 1999 or 2000.

       (d)    CONTRACT REVENUES

              Research and development is a significant portion of the Company's operations. The Company's research and development efforts are focused on the development of new products, primarily related to cardiac assist and heart replacement, including the continued enhancement of the BVS and related technologies. A portion of the Company's research and development expenses have been supported by contracts and grants with various government agencies. The Company's government-sponsored research and development contracts and grants generally provide for payment on a cost-plus-fixed-fee basis. The Company recognizes revenues under its government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. The Company retains rights to all technological discoveries and products resulting from these efforts. Costs associated with these contracts and grants are recorded in the accompanying consolidated statements of

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


(1)    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (d)    CONTRACT REVENUES (CONTINUED)

              operations as part of research and development expenses and totaled approximately $4,110,000 $2,957,000 and $2,981,000 for fiscal 1998, 1999 and 2000, respectively.

              The Company, at its sole discretion, may elect to further develop government-funded technologies or products by spending resources outside or above the contract limits. In fiscal 2000, the majority of the Company's research and development expenditures were directed to development of the AbioCor Implantable Replacement Heart. These expenditures included amounts funded under the Company's government contract and amounts funded from the Company's own resources. Company funding of such expenses is discretionary and not included in the contracts and grants costs per above.

       (e)    INVENTORIES

              Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                                              MARCH 31,
                                                         1999           2000
                                                       --------       --------
                           Raw materials               $  1,403       $  1,490

                           Work-in-process                  636            713

                           Finished goods                   857          1,343
                                                       --------       --------

                                                       $  2,896       $  3,546
                                                       ========       ========


              Finished goods and work-in-process inventories consist of direct material, labor and overhead.

       (f)    DEPRECIATION AND AMORTIZATION

              The Company provides for depreciation and amortization by charges to operations in amounts that allocate the cost of depreciable assets over their estimated useful lives as follows:


                                                                         ESTIMATED
                  CLASSIFICATION                 METHOD                 USEFUL LIFE
                  --------------                 ------                 -----------
             Machinery and equipment          Straight-line               3- 5 Years
             Furniture and fixtures           Straight-line               5-10 Years
             Leasehold improvements           Straight-line            Life of lease


                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


(1)    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (f)    DEPRECIATION AND AMORTIZATION (CONTINUED)

              Machinery and equipment includes $221,000 related to assets held under capital leases at March 31, 2000.

       (g)    NET LOSS PER SHARE

              Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. No common stock options are considered dilutive in periods in which a loss is reported, such as the fiscal years ended March 31, 1998, 1999 and 2000, because all such common equivalent shares would be antidilutive. The number of shares that otherwise would have been dilutive for the years ended March 31, 1998, 1999 and 2000 were 287,709, 95,426 and
              751,329, respectively.

       (h)    CASH AND CASH EQUIVALENTS

              The Company classifies any marketable security with a maturity date of 90 days or less at the time of purchase as a cash equivalent.

       (i)    MARKETABLE SECURITIES

              The Company classifies any security with a maturity date of greater than 90 days at the time of purchase as marketable securities and classifies marketable securities with a maturity date of greater than one year from the balance sheet date as long-term investments. Under Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities.

              The Company has classified all marketable securities at March 31, 1999 and 2000 as held-to-maturity securities. The amortized cost and market value of marketable securities were approximately $8,902,000 and $8,973,000 at March 31, 1999 and $4,467,000 and
              $4,541,000 at March 31, 2000, respectively. At March 31, 2000 these short-term investments consisted primarily of government grade securities.

       (j)    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

              As of March 31, 1999 and 2000, the Company's financial instruments were comprised of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and capital lease obligations, the carrying amounts of which approximated fair market value.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


(1)    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (k)    COMPREHENSIVE INCOME

              SFAS No.130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no components of comprehensive income or loss that require disclosure for the years ending March 31, 1998, 1999, and 2000.

       (l)    SEGMENT AND ENTERPRISE WIDE DISCLOSURES

              SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment; the research, development, and sale of medical devices to assist or replace the pumping function of the failing heart.

       (m)    RECLASSIFICATION OF PRIOR YEAR AMOUNTS

              Certain prior year financial statement information has been reclassified to be consistent with the current year presentation.

       (n)    RECENT ACCOUNTING PRONOUNCEMENTS

              In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25. The interpretation clarifies the application of Accounting Principles Board (APB) Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. The Company does not anticipate that the adoption of this interpretation will have a material effect on its financial position or results of operations.

              The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION, in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with APB Opinion No. 20, ACCOUNTING CHANGES, no later than the Company's fiscal quarter ending June 30, 2000. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operating results.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)

(1)    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (n)    RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

              In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is effective for fiscal years beginning after June 15, 1999 but permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted the new statement effective January 1, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The statement does not have an effect on the Company's results of operations or financial position.

(2)    DISCONTINUED OPERATIONS

       In the year ended March 31, 1998, the Company made the decision to shift all of its focus to the Company's core cardiovascular business and to sell, license or otherwise dispose of its dental business. The Company reported a $1,513,000 loss, $0.19 per share, from discontinued operations for the year ended March 31, 1998. This loss included a $967,000 provision for estimated losses to be incurred through the date of final disposition, including the disposal of assets and extinguishment of the liabilities of the business.

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

       In November 1997, the Company completed a public offering of 290,000 shares of its Common Stock. Proceeds to the Company from the stock offering, net of direct expenses of approximately $725,000, totaled approximately $4,060,000.

       In March 2000, the Company completed a public offering of 1,500,000 shares of its Common Stock. Proceeds to the Company from the stock offering, net of direct expenses of approximately $6,569,000, totaled approximately $95,431,000.

       The Company has authorized 1,000,000 shares of Class B Preferred Stock, $.01 par value, of which the designation, rights and privileges can be set by the Board of Directors. No shares of Class B Preferred Stock have been issued or are outstanding.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)

(3)    CAPITAL STOCK (CONTINUED)

       In August 1997, the Company declared a dividend of one Preferred Share Purchase Right (the "Right") for each outstanding share of Common Stock to its stockholders of record at August 28, 1997. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock with a par value of $0.01 per share, at a price of $90.00 per one one-thousandth of a share, subject to amendment. In accordance with the terms set forth in the Rights Agreement, the Rights are not exercisable until the occurrence of certain events, as defined. In addition, the registered holders of the Rights will have no rights as a Common stockholder of the Company until the Rights are exercised. The terms of the Rights may be amended by the Company's Board of Directors. The Rights expire on August 13, 2007.

(4)    FINANCING ARRANGEMENTS

       The Company has an unsecured demand line of credit agreement with a bank under which it can borrow up to $3,000,000 at the bank's prime rate (9% at March 31, 2000). The Company is required to maintain a compensating balance of $100,000 plus 5% of any amounts outstanding under the arrangement. The line of credit expires in October 2000. There were no borrowings under the Company's line of credit at March 31, 1999 and 2000.

       In October, 1999, the Company entered into an agreement with the bank whereby it was able to draw up to $1,200,000 in term loans through March 31, 2000 for the acquisition of manufacturing equipment and leasehold improvements. These promissory notes are subject to various financing covenants, secured by the acquired equipment and leasehold improvements and are to be repaid in equal monthly installments of principal plus variable interest through September 1, 2003. The notes bear interest at either the bank's prime rate or LIBOR rate then in effect, at the Company's advanced election. Through March 31, 2000, the Company utilized $615,000 under this loan facility, of which approximately $584,000 remains outstanding as of that date.

       The following is a schedule of the principal portion of these term loans due in fiscal year 2001 and thereafter (in thousands):


       YEAR ENDED MARCH 31,
       --------------------
             2001.......................................................................   $ 167
             2002.......................................................................     167
             2003.......................................................................     167
             2004.......................................................................      83
                                                                                           -----
                                                                                           $ 584
                                                                                           =====


                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


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

       At March 31, 2000, the Company had available net operating loss carryforwards of approximately $39,362,000. The Company also had available, at March 31, 2000, approximately $1,471,000 of tax credit carryforwards to reduce future federal income taxes, if any. The net operating loss and tax credit carryforwards expire through 2020. These carryforwards are subject to review by the Internal Revenue Service and may be subject to limitation in any given year under certain conditions.

       The following table summarizes the Company's approximate net operating loss (NOL) and credit carryforwards that are available as of March 31, 2000 to offset future taxable income and income tax, respectively. The NOLs and carryforwards are organized by the fiscal year in which they were generated (in thousands).


                                                                     TAX            DATES OF
           YEAR ENDED MARCH 31,                      NOL           CREDITS         EXPIRATION
           --------------------                      ---           -------         ----------
           1987................................   $      -        $     52             3/31/02
           1989................................          -             144             3/31/04
           1990................................        532               -             3/31/05
           1991................................      3,116              50             3/31/06
           1992................................      6,973              61             3/31/07
           Thereafter..........................     28,741           1,164        3/31/08 - 3/31/20
                                                  --------        --------
                                                  $ 39,362        $  1,471
                                                  ========        ========


       The Company has not given recognition to any of these future tax benefits in the accompanying consolidated financial statements due to the uncertainty surrounding the timing of the realization of the tax benefits. The Company has placed a valuation allowance of approximately $20,300,000 as of March 31, 2000 against its otherwise recognizable net deferred tax asset.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)

       The deferred tax asset consists of the following (in thousands):


                                                                         MARCH 31,
                                                                    1999           2000
                                                                    ----           ----
             Net operating loss and tax credit carryforwards      $ 12,734       $ 17,216
             Purchase of technology                                    815            563
             Nondeductible reserves                                    366            282
             Nondeductible accruals                                  1,192          1,921
             Depreciation                                              169            169
             Other, net                                                239            149
                                                                  --------       --------
                                                                    15,515         20,300

             Less--Valuation allowance                             (15,515)       (20,300)
                                                                  --------       --------

                                                                  $      -       $      -
                                                                  ========       ========


(6)    COMMITMENTS

       (a) As of March 31, 2000, the Company had entered into leases for its facilities and certain equipment under various operating lease agreements with terms through fiscal 2010 and an option, at the Company's election, to terminate in 2005. Total rent expense under these leases, included in the accompanying consolidated statements of operations, was approximately $360,000, $350,000 and $622,000, for fiscal 1998, 1999 and 2000, respectively.

       (b) The Company maintains various insurance coverage. Most policies renew on a fiscal year basis while certain policies have been secured for three-year periods. Future insurance obligations under these insurance policies over the remaining policy terms are approximately $105,000 as of March 31, 2000.

       (c) During fiscal year ended March 31, 2000, the Company entered into 36-month operating leases totaling approximately $652,000 for the lease of office furniture which have annual rental payments of approximately $215,000. At the end of the initial terms, the Company can either; 1) renew the leases for additional 12-month option periods at the then fair market rental value, 2) purchase the furniture at its then fair market value, but no greater than 25% of its original purchase cost or 3) return the furniture to the lessor. Rental expense recorded for these leases during the fiscal year ended March 31, 2000 was approximately $88,000.

              During fiscal 2000, the Company also entered into a 36-month capital lease for computer equipment and software for approximately $221,000. This capital lease has annual rental payments of approximately $83,000. These assets are being used in research and development activities and general operations. At the end of the initial term, the Company can either; 1) renew the lease for an additional 6-month option period at a reduced rental rate, 2) purchase the equipment at its then fair market value, but no greater than 12.5% of its

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)

(6)    COMMITMENTS (CONTINUED)

       original purchase cost, or 3) return the equipment to the lessor.

       Future minimum lease payments under all noncancellable operating and capital leases as of March 31, 2000 are approximately as follows (in thousands):


                                                                OPERATING      CAPITAL
             YEAR ENDED MARCH 31,                                 LEASES        LEASE
             2001............................................    $ 1,078       $    83
             2002............................................        999            83
             2003............................................        877            56
             2004............................................        733             -
             2005............................................      1,761             -
             Thereafter......................................          -             -
                                                                 -------       -------
             Total future minimum lease payments                 $ 5,448           222
                                                                 =======
             Less - amount representing interest                                   (24)
                                                                               -------
             Present value of future minimum lease payments                        198
             Less - current portion of lease obligation                            (69)
                                                                               -------
             Long-term portion of lease obligation                             $   129
                                                                               =======


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

       Separate from the Directors' Plan, non-employee directors of the Company receive as compensation an annual retainer of 400 shares of Common Stock. The Company issued 2,000 shares of its Common Stock for this purpose

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Continued)

(7)    STOCK OPTION AND PURCHASE PLANS (CONTINUED)

       in the years ended March 31, 1999 and 2000, the fair value of which has been recorded as compensation expense in the accompanying consolidated statements of operations.

       The Company adopted the 1998 Equity Incentive Plan (the Equity Incentive
       Plan) in August 1998. The Equity Incentive Plan provides for grants of options to key employees, directors, advisors and consultants as either Incentive Stock Options or Nonqualified Stock Options as determined by the Company's Board of Directors. A maximum of 500,000 shares of common stock may be awarded under this plan. Options granted under the Equity Incentive Plan are exercisable at such times and subject to such terms as the Board of Directors may specify at the time of each stock option grant. Options granted under the Equity Incentive Plan through March 31, 2000 have vesting periods of 3 to 5 years from the date of grant.

       The following table summarizes stock option activity under these plans:


                             COMBINATION PLAN                   DIRECTORS' PLAN                      EQUITY INCENTIVE PLAN

                                             Weighted                               Weighted                               Weighted
                    Number                   Average    Number                       Average   Number                      Average
                     of         Exercise      Price       of        Exercise          Price      of         Exercise        Price
                   Options       Price      Per Share   Options       Price         Per Share  Options        Price        Per Share
Outstanding,
March 31, 1997     697,875   $ 5.63-$13.50    $10.29     90,000    $ 7.00-$13.88      $10.81          -   $           -    $       -
   Granted         178,850    10.00- 18.00     11.91     50,000            14.00       14.00          -               -            -
   Exercised       (20,015)    5.63- 10.63      7.56          -                -           -          -               -            -
   Canceled        (37,325)    5.63- 13.25     10.69          -                -           -          -               -            -
                  --------   -------------    ------    -------    -------------      ------    -------   -------------    ---------

Outstanding,
March 31, 1998     819,385     5.63- 18.00     10.71    140,000      7.00- 14.00       11.95          -               -            -
   Granted         337,250     9.25- 14.50     11.87          -                -           -          -               -            -
   Exercised       (69,400)    5.63- 13.50      9.17          -                -           -          -               -            -
   Canceled       (129,850)    5.63- 14.94     11.77          -                -           -          -               -            -
                  --------   -------------    ------    -------    -------------      ------    -------   -------------    ---------

Outstanding,
March 31, 1999     957,385     5.63- 18.00     11.08    140,000      7.00- 14.00       11.95          -               -            -
   Granted         117,350     8.88- 13.50     12.81          -                -           -    203,700    13.38- 67.25        17.92
   Exercised       (66,499)    5.63- 18.00     10.55          -                -           -          -               -            -
   Canceled        (36,288)    8.00- 17.00     11.66     (7,500)           13.88       13.88     (1,300)          13.38        13.38
                  --------   -------------    ------    -------    -------------      ------    -------   -------------    ---------

Outstanding,
March 31, 2000     971,948   $ 5.63-$18.00    $11.31    132,500    $ 7.00-$14.00      $11.84    202,400   $13.38-$67.25    $   17.95
                  ========   =============    ======    =======    =============      ======    =======   =============    =========

Exercisable,
March 31, 2000     349,208   $ 5.63-$14.94    $10.07    100,000    $ 7.00-$14.00      $11.21          -   $           -    $       -
                  ========   =============    ======    =======    =============      ======    =======   =============    =========

Shares available
for future
issuance,
March 31, 2000      29,045                               65,000                                 297,600
                  ========                              =======                                 =======


                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


(7)    STOCK OPTION AND PURCHASE PLANS (CONTINUED)

       The following table summarizes certain data for options outstanding under the Combination, Directors' and Equity Incentive Plans at March 31, 2000.


                                                                                                      WEIGHTED
                                                                                         WEIGHTED     AVERAGE
                                                                                         AVERAGE      REMAINING
                                                     NUMBER          RANGE OF            EXERCISE     CONTRACTUAL
                                                     OF SHARES       EXERCISE PRICES     PRICE        LIFE (YEARS)
                                                     ---------       ---------------     -----        ------------
               Options outstanding, end of year:       140,800       $ 5.63 - $ 8.00     $ 7.42       3.32
                                                       734,648         8.88 -  12.75      11.37       6.82
                                                       405,900        13.25 -  18.00      13.71       8.22
                                                        25,500        28.25 -  67.25      48.34       9.81
                                                     ---------
                                                     1,306,848                           $12.39       6.93
                                                     =========


               Options exercisable, end of year:       137,050       $ 5.63 - $ 8.00     $ 7.44       3.26
                                                       264,008         8.88 -  12.75      11.19       5.16
                                                        48,150        13.25 -  18.00      13.76       4.88
                                                             -        28.25 -  67.25          -          -
                                                     ---------
                                                       449,208                            10.32       4.55
                                                     =========



       The Company has an Employee Stock Purchase Plan (the Purchase Plan), as amended. Under the Purchase Plan, all employees (including officers and directors) of the Company who have completed six months of employment are eligible to purchase the Company's Common Stock at an exercise price equal to 85% of the fair market value of the Common Stock. The Company has reserved 100,000 shares of Common Stock for issuance under the Purchase Plan, of which 65,746 shares are available for future issuance as of March 31, 2000. During the fiscal years ended March 31, 1998, 1999 and 2000, 4,039 shares, 12,387 shares and 8,546 shares, respectively, of Common Stock were sold pursuant to the Purchase Plan.

       SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. requires the measurement of the fair value of stock options, stock purchase plans, or warrants granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elect the disclosure-only alternative under SFAS No 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in fiscal 1998, 1999 and 2000 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average information and assumptions are as follows:

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


(7)      STOCK OPTION AND PURCHASE PLANS (CONTINUED)


                                                                             YEAR ENDED MARCH 31,
                                                                1998                 1999                2000
                                                                ----                 ----                ----
                      Risk-free interest rate                  5.50 %              5.68 %              6.50 %
                      Expected dividend yield                     -                   -                   -
                      Assumed life                                5 years             5 years             5 years
                      Assumed volatility                         33 %                35 %                48 %



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

       The total fair value of the options granted during fiscal 1998, 1999 and 2000 was computed as approximately $501,000, $483,000 and $1,036,000 respectively. Of these amounts approximately $383,000, $504,000 and $655,000 would be charged to operations for the years ended March 31, 1998, 1999 and 2000 respectively. The remaining amounts would be amortized over the remaining vesting periods of the underlying options. Similarly, the total fair value of stock sold under the Purchase Plan was computed as approximately $17,000, $31,000 and $129,000 for fiscal 1998, 1999 and 2000, respectively. The resulting pro forma compensation expense may not be representative of the amount to be expected in future years as pro forma compensation expense may vary based upon the number of options granted and shares purchased.

       The pro forma net loss and pro forma net loss per common share presented below have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options.

       The pro forma effect of SFAS No. 123 for the years ended March 31, 1998, 1999 and 2000 is as follows:


                                                           NET LOSS                         NET LOSS PER SHARE
                                              -----------------------------------    ---------------------------------
                                                AS REPORTED        PRO FORMA           AS REPORTED       PRO FORMA
                                                        (IN THOUSANDS)
    YEAR ENDED MARCH 31,
    --------------------
         1989.................................   $  (2,508)        $  (2,908)             $(0.31)         $(0.36)
         1999.................................      (6,712)           (7,247)              (0.78)          (0.84)
         2000.................................     (10,454)          (11,238)              (1.19)          (1.28)


                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (CONTINUED)


(8)    ROYALTY OBLIGATION

       Until August 3, 2000, the Company owes a royalty to certain third parties equal in aggregate to approximately 2.1% of certain revenues derived from the BVS 5000 and certain other technology. This royalty is subject to certain maximum revenue amounts and to certain adjustments, as defined, in the event that the Company sells the underlying technology. For the years ended March 31, 1998, 1999 and 2000, the amount of this royalty, net of certain reimbursed expenses, was approximately $338,000, $341,000 and $353,000, respectively. These amounts are reflected as part of the cost of product revenues in the accompanying consolidated statements of operations.

       This royalty is paid to the third parties through Abiomed Limited Partnership which, at present, is inactive except with respect to the distribution of such royalties. In 1995, the Company paid $770,000 to reduce its royalty obligation to 2.1%, as described above. This one-time payment capitalized by the Company is being amortized on a straight-line basis through August 2000 and as of March 31, 2000, $59,000 remains to be amortized.

(9)    EMPLOYEE DEFERRED COMPENSATION PROFIT-SHARING PLAN AND TRUST

       The Company has an employee deferred compensation profit-sharing plan (the 401(k) Plan) that covers all employees who are at least 20 years of age. The expense provision, which consists of amounts paid by the Company to match a portion of employees' contributions and discretionary amounts determined by the Company's Board of Directors, totaled approximately $166,000, $239,000 and $353,000 for the fiscal years ended March 31, 1998, 1999 and 2000 respectively.

(10)   ACCRUED EXPENSES

       Accrued expenses consist of the following (in thousands):


                                                                       MARCH 31,
                                                                   1999       2000
                                                                   ----       ----
Salaries and benefits.........................................    $2,606    $2,782
Contract services.............................................       337       695
Warranty......................................................       181       313
Sales taxes...................................................        56        93
Professional fees.............................................       137     1,020
Deferred revenue..............................................       435       209
Customer advances.............................................        65        67
Other.........................................................     1,013     1,181
                                                                  ------    ------
                                                                  $4,830    $6,360
                                                                  ======    ======
