Form 10-Q
period 2000-06-30
ABIOMED INC
filed 2000-07-27
CIK 815094

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                 ---------    ------------

                  Commission file number    0-20584
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

                         Yes [X]               No [ ]

As of July 24, 2000, there were 10,247,947 shares outstanding of the registrant's Common Stock, $.01 par value.

                         ABIOMED, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                               Page No.

Part I - Financial Information:

  Item 1. Condensed Consolidated Financial Statements

     Consolidated Balance Sheets
          June 30, 2000 and March 31, 2000                        3-4

     Consolidated Statements of Operations
          Three Months Ended June 30, 2000
          and June 30, 1999                                         5

     Consolidated Statements of Cash Flows
          Three Months Ended June 30, 2000 and
          June 30, 1999                                             6

     Notes to Consolidated Financial Statements                  7-10

  Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations      11-14

  Item 3. Quantitative and Qualitative Disclosure About
             Market Risk                                           15

Part II - Other Information                                        16

     Signatures                                                    17

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (in thousands)

                                     ASSETS
                                     ------


                                                                         June 30, 2000          March 31, 2000
                                                                          (unaudited)               (audited)

   Current Assets:
     Cash and cash equivalents (Note 7)                                  $   91,910             $   101,917
     Short-term marketable securities (Note 8)                               11,066                   4,467
     Accounts receivable, net of allowance for doubtful accounts
        of $184 at June 30, 2000 and March 31, 2000 (Note 3)                  6,494                   6,691
     Inventories (Note 4)                                                     3,749                   3,546
     Prepaid expenses and other current assets                                  818                     526
                                                                         -----------              -----------
             Total current assets                                           114,037                 117,147
                                                                         -----------              -----------


   Property and Equipment, at cost:
     Machinery and equipment                                                  6,726                   6,427
     Furniture and fixtures                                                     634                     622
     Leasehold improvements                                                   2,642                   2,277
                                                                         -----------              -----------
                                                                             10,002                   9,326

   Less: Accumulated depreciation and amortization                            5,822                   5,375
                                                                         -----------              -----------
                                                                              4,180                   3,951
                                                                         -----------              -----------

    Other Assets, net (Note 9)                                                  652                     690
                                                                         -----------              -----------
                                                                         $  118,869              $  121,788
                                                                         -----------              -----------
                                                                         -----------              -----------





                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     ---------------------------------------
                       (in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                         June 30, 2000            March 31, 2000
                                                                          (unaudited)               (audited)

   Current Liabilities:
     Accounts payable                                                    $    1,396               $    1,553
     Accrued expenses                                                         5,515                    6,360
     Current portion of long-term liabilities                                   237                      236
                                                                         -----------              ------------
             Total current liabilities                                        7,148                    8,149
                                                                         -----------              ------------

   Long-Term Liabilities                                                        655                      715

   Stockholders' Equity (Note 5):
     Class B Preferred Stock, $.01 par value-
             Authorized 1,000,000 shares
             Issued and outstanding-none
                                                                                  -                        -
     Common Stock, $.01 par value-
             Authorized 25,000,000 shares
             Issued and outstanding-  10,239,497 shares at
             June 30, 2000 and 10,227,847 shares at
             March 31, 2000                                                     102                      102
     Additional paid-in capital                                             154,638                  154,511
     Accumulated deficit                                                    (43,674)                 (41,689)
                                                                         -----------              ------------
             Total stockholders' equity                                     111,066                  112,924
                                                                         -----------              ------------
                                                                         $  118,869               $  121,788
                                                                         -----------              ------------
                                                                         -----------              ------------




                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                 (in thousands, except per share and share data)
                                   (unaudited)



                                                                                    Three Months Ended
                                                                                    ------------------
                                                                         June 30, 2000             June 30, 1999
                                                                        -----------------        ------------------
   Revenues:
      Products                                                          $        5,504           $         4,021
      Contracts                                                                    355                     2,331
                                                                        -----------------        ------------------
                                                                                 5,859                     6,352
                                                                        -----------------        ------------------

   Costs and expenses:
      Cost of product revenues                                                   1,935                     1,357
      Research and development                                                   4,491                     3,392
      Selling, general and administrative                                        2,977                     2,498
                                                                        -----------------        ------------------
                                                                                 9,403                     7,247
                                                                        -----------------        ------------------
   Loss from operations
                                                                                (3,544)                     (895)
   Interest and other income                                                     1,559                       157
                                                                        -----------------        ------------------
   Net loss                                                             $       (1,985)          $          (738)
                                                                        -----------------        ------------------
                                                                        -----------------        ------------------

   Basic and diluted net loss per share (Note 6):                       $        (0.19)          $         (0.09)


   Weighted average shares outstanding (Note 6):                            10,231,947                 8,651,952





                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                  Three Months Ended
                                                                                  ------------------
                                                                        June 30, 2000             June 30, 1999
                                                                     -------------------       -------------------

   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $       (1,985)             $    (738)

     Adjustments to reconcile net loss to net cash
        used in operating activities-
             Depreciation and amortization                                       504                    666
             Changes in assets and liabilities-
                  Accounts receivable, net                                       197                 (1,344)
                  Inventories                                                   (203)                  (169)
                  Prepaid expenses and other assets                             (311)                  (257)
                  Accounts payable                                              (157)                   (65)
                  Accrued expenses                                              (845)                  (350)
                  Long-term liabilities                                            -                    (15)
                                                                     -------------------       -------------------

                       Net cash used in operating activities                  (2,800)                (2,272)
                                                                     -------------------       -------------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of short-term marketable securities                2,350                    981
     Purchases of short-term marketable securities                            (8,949)                (2,049)
     Purchases of property and equipment                                        (676)                  (247)
                                                                     -------------------       -------------------

                        Net cash used by investing activities                 (7,275)                (1,315)
                                                                     -------------------       -------------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                      68                     18
                                                                     -------------------       -------------------

                        Net cash provided by financing activities                 68                     18
                                                                     -------------------       -------------------

   NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (10,007)                (3,569)

   CASH AND CASH EQUIVALENTS, EXCLUDING
   MARKETABLE SECURITIES, AT BEGINNING OF PERIOD                             101,917                  9,279
                                                                     -------------------       -------------------

   CASH AND CASH EQUIVALENTS, EXCLUDING
   MARKETABLE SECURITIES, AT END OF PERIOD                            $       91,910              $   5,710
                                                                     -------------------       -------------------
                                                                     -------------------       -------------------



                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       BASIS OF PREPARATION

         The unaudited consolidated financial statements of ABIOMED, Inc. (the Company), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest audited financial statements. These audited statements are contained in our Form 10-K for the year ended March 31, 2000 and have been filed with the Securities and Exchange Commission.

         In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of June 30, 2000 and for the three months then ended. The results of operations for the three months ended June 30, 2000 may not be indicative of the results that may be expected for the full fiscal year.


2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, and the accounts of its majority-owned subsidiary, Abiomed Limited Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.


3.       ACCOUNTS RECEIVABLE

         Accounts receivable include amounts due from customers, excluding long-term amounts due from customers under sales-type leases (see Note 9), net of allowance for doubtful accounts. Accounts receivable also include amounts due from government and other third party sources related to the Company's research and development contracts and grants. These research and development contracts and grants generally provide for payment on a cost-plus-fixed-fee basis. The Company recognizes revenues under its government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. The Company retains rights to all technological discoveries and products resulting from these efforts.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)


4.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                                            June 30,                 March 31,
                                                       -------------------       ------------------
                                                              2000                      2000

              Raw materials                                $   1,696                  $ 1,490
              Work-in-process                                    678                      713
              Finished goods                                   1,375                    1,343
                                                          -------------            -------------
                                                           $   3,749                  $ 3,546
                                                          -------------            -------------
                                                          -------------            -------------


Finished goods and work-in-process inventories consist of direct material, labor and overhead.


5.       STOCKHOLDERS' EQUITY

         During the three months ended June 30, 2000, options to purchase 12,000 shares of Common Stock were granted at prices ranging from $33.625 to $38.875. During that same period options to purchase 36,375 shares were canceled and options to purchase 11,650 shares of Common Stock were exercised at prices ranging from $8.00 to $11.50 per share.

6.       NET LOSS PER COMMON SHARE

         Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. No common stock options are considered dilutive in periods in which a loss is reported, such as the three months ended June 30, 2000 and June 30, 1999, because all such common equivalent shares would be antidilutive. The number of equivalent shares that otherwise would have been dilutive for the three months ended June 30, 2000 and June 30, 1999, were 843,071 and 266,451, respectively.

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


8.       MARKETABLE SECURITIES

         The Company classifies any security with a maturity date of greater than 90 days at the time of purchase as marketable securities and classifies marketable securities with a maturity of greater than one year from the balance sheet date as long-term investments. Under Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities. At June 30, 2000, the amortized cost of these securities approximated market value.


9.       OTHER ASSETS

         Other assets include approximately $23,000 in unamortized purchase cost of the Company's majority interest of the Abiomed Limited Partnership. The interest in the Abiomed Limited Partnership is being amortized over its useful life ending August 3, 2000. Abiomed Limited Partnership (the Partnership) was formed in March 1985 and provided initial funding for the design and development of certain of our products.

         Through August 3, 2000, a royalty is owed to the Partnership equal to 5.5% of certain revenues from these products. Because the Company owns 61.7% of the Partnership, the net royalty expense to the Company is approximately 2.1% of these product revenues. The Partnership is inactive except with respect to receiving and distributing proceeds from these royalty rights.

         Also included in other assets are long-term accounts receivable related to sales-type leases. The terms of these non-cancelable leases are one to three years. As of June 30, 2000, the long-term amount due from these sales-type leases approximated $235,000. As of March 31, 2000, the long-term amount due from these sales-type leases approximated $273,000.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)


9.       OTHER ASSETS (CONTINUED)

         Other assets also include the unamortized cost of a number of awarded and pending patents. As of June 30, 2000, the unamortized cost of these patents approximated $384,000. As of March 31, 2000, the unamortized cost of these patents approximated $356,000.


10.    COMPREHENSIVE INCOME

         SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no components of comprehensive income or loss that require disclosure for the three months ending June 30, 2000 or June 30, 1999.


11.      SEGMENT AND ENTERPRISE WIDE DISCLOSURES

         SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, requires certain financial information and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment: the research, development and sale of medical devices to assist or replace the pumping function of the failing heart.


12.RECLASSIFICATION OF PRIOR YEAR AMOUNTS

         Certain prior year financial statement information has been reclassified to be consistent with the current year presentation.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2000


PRODUCT REVENUES

         Product revenues increased by $1.5 million, or 37%, to $5.5 million in the three months ended June 30, 2000 from $4.0 million in the three months ended June 30, 1999. The increase in product revenues is attributable to increased shipments of BVS disposable blood pumps and consoles and increased average selling prices of BVS disposable blood pumps. Domestic sales accounted for 98% and 97% of total product revenue during the three months ended June 30, 2000 and 1999, respectively.


CONTRACT REVENUES

         Contract revenues were $0.4 million in the three months ended June 30, 2000, lower by 85% from revenues of $2.3 million in the three months ended June 30, 1999. The lower contract revenue is due to recognition of $1.8 million in AbioCor Implantable Replacement Heart (AbioCor(TM)) contract revenue during the corresponding quarter in the previous year. No contract revenue for AbioCor is included in contract revenues in the quarter ended June 30, 2000 and there are no remaining funds awarded under this contract.

         We account for contract revenues under our government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. As of June 30, 2000, our total backlog of research and development contracts and grants was $1.2 million. All of these contracts and grants contain provisions that make them terminable at the convenience of the government. ABIOMED retains rights to commercialize all technological discoveries and products resulting from these efforts.


COST OF PRODUCT REVENUES

         Cost of product revenues as a percentage of product revenues increased to 35% in the three months ended June 30, 2000 from 34% in the three months ended June 30, 1999. The 1% increase in the three months ended June 30, 2000, is primarily due to a reduction in manufacturing overhead absorbed into inventory as a result of the timing of our production schedules and a decrease in the proportion of higher margin BVS blood pumps sold relative to lower margin BVS

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


COST OF PRODUCT REVENUES (CONTINUED)

console sales, partially offset by an increase in the average selling price of BVS blood pumps.


RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased by $1.1 million, or 32% to $4.5 million in the three months ended June 30, 2000, from $3.4 million in the three months ended June 30, 1999. Research and development expenses were 77% of total revenues for the quarter ended June 30, 2000 and 53% of total revenues for the quarter ended June 30, 1999. The increase in expenditures during the quarter just ended was due to increased spending for the AbioCor. Research and development expenses during the three months ended June 30, 2000 included $3.6 million of expenses incurred in connection with development activities for the AbioCor, compared to $2.3 million for the same period of the prior year.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $0.5 million, or 19%, to $3.0 million in the three months ended June 30, 2000, from $2.5 million in the three months ended June 30, 1999. Expenditures increased to 51% of total revenues from 39% of total revenues in the same period a year earlier. The increase was primarily attributable to increased selling and marketing expenditures as a result of our implementing new programs designed to improve sales of our disposable blood pumps, increased direct sales and support activities within Europe, increased recruiting expenses and increased occupancy charges associated with occupying our new facility in Danvers, Massachusetts while continuing to lease manufacturing space in our older facility.


INTEREST AND OTHER INCOME

         Interest and other income consists primarily of interest earned on our investment balances, net of interest and other expenses. Interest and other income increased by $1.4 million to $1.6 million for the three months ended June 30, 2000 from $0.2 million for the three months ended June 30, 1999. The increase was due to higher average funds available for investment during the quarter just ended.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


NET LOSS

         Net loss for the three months ended June 30, 2000 was approximately $2.0 million, or $0.19 per share. This compares to a net loss of approximately $0.7 million, or $0.09 per share, in the same period of the previous year. The losses for both periods are primarily attributable to the Company's development and pre-clinical testing costs associated with the AbioCor.


LIQUIDITY AND CAPITAL RESOURCES

         We have supported our operations primarily with net revenues from sales of our BVS product line, government contracts and proceeds from our equity financings. As of June 30, 2000, our cash, cash equivalents and marketable securities totaled $103.0 million. We also have a $3 million line of credit from a bank that expires on October 13, 2000, which bears interest at the bank's prime rate (9.5% at June 30, 2000).

         During the three months ended June 30, 2000, operating activities used $2.8 million of cash. Net cash used by operating activities during this period reflected a net loss of $2.0 million, including depreciation and amortization expense of $0.5 million, and increases in inventory and prepaid expenses and other assets of $0.2 million and $0.3 million, respectively. Decreases in accounts payable and accrued expenses during the period further reduced cash by $1.0 million. These uses of cash were partially offset by a decrease in accounts receivable of $0.2 million. The increase in inventory is primarily attributable to purchases of inventory related to the Company's new BVS 5000t, a backup unit to the current BVS 5000, designed to allow transport of BVS supported patients between medical centers for specialized care. The decrease in accounts payable and accrued expenses reflects the timing of payments.

         During the three months ended June 30, 2000, investing activities used $7.3 million of cash. Approximately $6.6 million in cash was used for the acquisition of short-term marketable securities, net of sales of similar securities. We also expended cash for capital equipment and leasehold improvements of $0.7 million during the three months ended June 30, 2000.

         Financing activities generated $0.1 million of cash during the quarter ended June 30, 2000 as a result of stock options exercised during the period.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Income taxes incurred during the three months ended June 30, 2000 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

          We believe that our existing resources and our revenue from product sales will be sufficient to fund our planned operations, including the planned increases in our internally funded AbioCor and new BVS development and product extension efforts, for the foreseeable future. However, we may require significant additional funds in order to complete the development, conduct clinical trials, and achieve regulatory approvals of the AbioCor and other products under development over the next several years. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.


RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

         This document contains forward looking statements, including statements regarding new products under development and adequacy of existing resources. The Company's actual results, including our AbioCor development, BVS enhancements and adequacy of resources may differ materially based on a number of factors, both known and unknown, including: uncertainty of product development, clinical trials and commercial acceptance; complex manufacturing; high quality requirements; the need to demonstrate required reliability of products under development; dependence on key personnel; risks associated with a growing number of employees; difficulties in recruiting required human resources on schedule; competition and technological change, government regulations including the FDA and other regulatory agencies; risks associated with international expansion; reliance on government contracts; dependence on limited sources of supply; future capital needs and uncertainty of additional funding; dependence on third-party reimbursement; potential inadequacy of product liability insurance; dependence on patents and proprietary rights; and other risks detailed in our Form 10-K for the year ended March 31, 2000 which was filed with the Securities and Exchange Commission. Investors are cautioned that all such statements involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                 ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK


         The Company does not use derivative financial instruments for speculative or trading purposes. However, it is exposed to market risk related to changes in interest rates. The Company maintains an investment portfolio consisting mainly of federal agency obligations, state and municipal bonds, and U.S. Treasury notes with maturities of one year or less. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2000, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold the majority of its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

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

                                            ABIOMED, Inc.


Date: July 27, 2000                         /s/ David M. Lederman
                                            ----------------------
                                            David M. Lederman
                                            CEO and President



Date: July 27, 2000                         /s/ John F. Thero
                                            ------------------
                                            John F. Thero
                                            Senior Vice President Finance
                                            and Treasurer
                                            Chief Financial Officer
                                            Principal Accounting Officer