Form 10-Q
period 2000-09-30
ABIOMED INC
filed 2000-10-26
CIK 815094

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from___________ to _____________

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

                                 Yes /X/ No / /

As of October 23, 2000, there were 20,621,510 shares outstanding of the registrant's Common Stock, $.01 par value.

                         ABIOMED, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                             Page No.
Part I - Financial Information:

  Item 1. Condensed Consolidated Financial Statements

     Consolidated Balance Sheets
          September 30, 2000 and March 31, 2000                                                        3-4

     Consolidated Statements of Operations
          Three and Six Months Ended September 30, 2000
          and September 30, 1999                                                                         5

     Consolidated Statements of Cash Flows
          Six Months Ended September 30, 2000 and
          September 30, 1999                                                                             6

     Notes to Consolidated Financial Statements                                                       7-11

  Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                           12-19

  Item 3. Quantitative and Qualitative Disclosure About
             Market Risk                                                                                20

Part II - Other Information                                                                          21-23

     Signatures                                                                                         24


                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS


                                                                    September 30,         March 31,
                                                                        2000                 2000
                                                                     (unaudited)          (audited)
Current Assets:
  Cash and cash equivalents (Note 7)                                    $ 90,987          $101,917
  Short-term marketable securities (Note 8)
                                                                           8,917             4,467
  Accounts receivable, net of allowance for doubtful accounts of $184 at September 30, 2000 and March 31, 2000 (Note 3)
                                                                           8,049             6,691
  Inventories (Note 4)
                                                                           3,912             3,546
  Prepaid expenses and other current assets
                                                                             583               526
                                                                        --------          --------
          Total current assets                                           112,448           117,147
                                                                        --------          --------

Property and Equipment, at cost:
  Machinery and equipment                                                  6,921             6,427
  Furniture and fixtures                                                     672               622
  Leasehold improvements                                                   2,930             2,277
                                                                        --------          --------
                                                                          10,523             9,326

Less: Accumulated depreciation and amortization                            6,270             5,375
                                                                        --------          --------
                                                                           4,253             3,951
                                                                        --------          --------

Intellectual Property and Other Assets, net (Note 9)                       7,086               690
                                                                        --------          --------
                                                                        $123,787          $121,788
                                                                        ========          ========



                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                            September 30,         March 31,
                                                                                                2000                2000
                                                                                             (unaudited)          (audited)
Current Liabilities:
  Accounts payable                                                                           $   1,459           $   1,553
  Accrued expenses                                                                               5,471               6,360
  Current portion of long-term liabilities                                                         239                 236
                                                                                             ---------           ---------
          Total current liabilities                                                              7,169               8,149
                                                                                             ---------           ---------

Long-Term Liabilities                                                                              498                 715

Stockholders' Equity (Note 5):
  Class B Preferred Stock, $.01 par value-
          Authorized 1,000,000 shares
          Issued and outstanding-none
                                                                                                     -                   -
  Common Stock, $.01 par value-
          Authorized 100,000,000 shares
          Issued and outstanding-  20,621,016 shares at
          September 30, 2000 and 20,455,694 shares at
          March 31, 2000                                                                           206                 205
  Additional paid-in capital                                                                   161,068             154,408
  Accumulated deficit                                                                          (45,154)            (41,689)
                                                                                             ---------           ---------
          Total stockholders' equity                                                           116,120             112,924
                                                                                             ---------           ---------
                                                                                             $ 123,787           $ 121,788
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

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share and share data)
                                   (unaudited)


                                                        Three Months Ended                             Six Months Ended
                                                        ------------------                             ----------------
                                                September 30,          September 30,          September 30,          September 30,
                                                     2000                   1999                  2000                  1999
                                                ------------           ------------           ------------           ------------
Revenues:
   Products                                     $      4,953           $      3,595           $     10,457           $      7,615
   Funded research and development                     2,032                    573                  2,387                  2,905
                                                ------------           ------------           ------------           ------------
                                                       6,985                  4,168                 12,844                 10,520
                                                ------------           ------------           ------------           ------------

Costs and expenses:
   Cost of product revenues                            1,485                  1,115                  3,420                  2,473
   Research and development                            5,605                  3,450                 10,096                  6,842
   Selling, general and administrative                 2,959                  2,912                  5,936                  5,410
                                                ------------           ------------           ------------           ------------
                                                      10,049                  7,477                 19,452                 14,725
                                                ------------           ------------           ------------           ------------

Loss from operations                                  (3,064)                (3,309)                (6,608)                (4,205)

Interest and other income                              1,584                    240                  3,143                    398
                                                ------------           ------------           ------------           ------------
Net loss                                        $     (1,480)          $     (3,069)          $     (3,465)          $     (3,807)
                                                ============           ============           ============           ============

Basic and diluted net loss per share
(Note 6):                                       $      (0.07)          $      (0.18)          $      (0.17)          $      (0.22)

Weighted average shares outstanding
(Note 6):                                         20,517,925             17,308,524             20,492,611             17,306,216




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

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                            Six Months Ended
                                                                                            ----------------
                                                                                     September 30,       September 30,
                                                                                         2000                1999
                                                                                     -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $  (3,465)          $  (3,807)
  Adjustments to reconcile net loss to net cash
     used in operating activities-
          Depreciation and amortization                                                      995               1,331
          Changes in assets and liabilities-
               Accounts receivable, net                                                   (1,358)               (480)
               Inventories                                                                  (366)               (663)
               Prepaid expenses and other assets                                            (192)               (216)
               Accounts payable                                                              (94)                854
               Accrued expenses                                                             (959)               (391)
               Long-term liabilities                                                         (97)                (46)
                                                                                       ---------           ---------
                     Net cash used in operating activities                                (5,536)             (3,418)
                                                                                       ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of short-term marketable securities                              39,697               7,441
  Purchases of short-term marketable securities                                          (44,147)             (7,082)
  Purchases of property and equipment                                                     (1,197)             (1,170)
                                                                                       ---------           ---------
                     Net cash used by investing activities                                (5,647)               (811)
                                                                                       ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and stock issued
  under employee stock purchase plan                                                         370                  67
  Repayments of long-term debt and capital lease obligations                                (117)                 --
                                                                                       ---------           ---------
                     Net cash provided by financing activities                               253                  67
                                                                                       ---------           ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (10,930)             (4,162)

CASH AND CASH EQUIVALENTS, EXCLUDING
MARKETABLE SECURITIES, AT BEGINNING OF PERIOD                                            101,917               9,279
                                                                                       ---------           ---------

CASH AND CASH EQUIVALENTS, EXCLUDING
MARKETABLE SECURITIES, AT END OF PERIOD                                                $  90,987           $   5,117
                                                                                       =========           =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Issuance of common stock and warrants in exchange for
  purchase of intangible assets                                                        $   6,291           $      --
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

         In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of September 30, 2000 and for the six months then ended. The results of operations for the six months ended September 30, 2000 may not be indicative of the results that may be expected for the full fiscal year.


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


3.       ACCOUNTS RECEIVABLE (CONTINUED)

         As of September 30, 2000, accounts receivable included $1,938,000 due in connection with research and development contracts and grants compared to $503,000 due in connection with research and development contracts and grants at March 31, 2000. The contract and grant amount due at September 30, 2000 included $1,800,000 in connection with AbioCor development that is scheduled to be collected over the remaining term of that contract which expires December 31, 2001.


4.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                                                  September 30,                March 31,
                                                                       2000                      2000
                                                            -----------------------       -------------------
              Raw materials                                          $ 1,686                   $ 1,490
              Work-in-process                                            693                       713
              Finished goods                                           1,533                     1,343
                                                                     -------                   -------
                                                                     $ 3,912                   $ 3,546
                                                                     =======                   =======


Finished goods and work-in-process inventories consist of direct material, labor and overhead.


5.       STOCKHOLDERS' EQUITY

         In August 2000, the Company announced that its Board of Directors had approved a two-for-one split of the Company's outstanding shares of common stock to be effected in the form of a stock dividend. Each shareholder of record at the close of business on August 25, 2000 received one additional share of common stock for each share of common stock held on that date. Shares held for issuance in connection with all stock option plans and rights plans of the Company were also split on a two-for-one basis in accordance with the provisions of each such plan. Share and per share information in this report have been restated for all periods reported to reflect the effect of this two-for-one stock split.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)


5.       STOCKHOLDERS' EQUITY (CONTINUED)

         In September 2000, the Company entered into an agreement to acquire the exclusive rights to The Pennsylvania State University implantable replacement heart (referred to as the Penn State Heart or the BeneCor-TM- heart) as well as the assets of BeneCor Heart Systems, Inc., a company recently created to commercialize the Penn State Heart. The terms of these transactions consist of payment of 110,000 post-stock split shares of the Company's Common Stock, plus the issuance of warrants to purchase up to 400,000 additional post-stock split shares of the Company's Common Stock at an exercise price of $0.01 per share. Exercise of the warrants is contingent on the achievement of certain clinical and regulatory milestones with the BeneCor heart by specified dates. In connection with this acquisition, the Company has capitalized the purchase cost which totaled $6,361,000, including acquisition costs of approximately $70,000. This amount is classified as Intellectual Property, a long-term asset in the accompanying consolidated balance sheet. The cost includes the fair market value of the 110,000 shares of Common Stock issued and the fair market value of 110,000 equivalent shares under the warrants. The Company intends to amortize this asset ratably over a period of three years. Beyond the initial 110,000 shares that may be distributed under the warrants, to the extent that the designated milestones are achieved, the Company intends to record the value of these warrants in the period that the milestone is achieved.

         During the six months ended September 30, 2000, options to purchase 626,000 shares of Common Stock were granted at prices ranging from $15.563 to $39.375, on a post-split basis. During that same period options to purchase 145,202 shares were canceled and options to purchase 50,724 shares of Common Stock were exercised at prices ranging from $8.000 to $18.000 per share.


6.       NET LOSS PER COMMON SHARE

         Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. No common stock options are considered dilutive in periods in which a loss is reported, such as the six months ended September 30, 2000 and September 30, 1999, because all such common equivalent shares would be antidilutive. The number of equivalent shares that otherwise would have been dilutive for the three and six months ended September 30, 2000 and September 30, 1999, were 1,945,359, 1,875,722, 551,260 and 567,536, respectively. As described in Note 5,

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)


6.       NET LOSS PER COMMON SHARE (CONTINUED)

per share information in this report has been restated for all periods reported to reflect the effect of the Company two-for-one stock split declared in August 2000.


7.       CASH AND CASH EQUIVALENTS

         The Company classifies any marketable security with a maturity date of 90 days or less at the time of purchase as a cash equivalent.


8.       MARKETABLE SECURITIES

         The Company classifies any security with a maturity date of greater than 90 days at the time of purchase as marketable securities and classifies marketable securities with a maturity of greater than one year from the balance sheet date as long-term investments. Under Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities. At September 30, 2000, the amortized cost of these securities approximated market value.


9.       INTELLECTUAL PROPERTY AND OTHER ASSETS

         Intellectual Property and Other Assets include the unamortized costs of technology rights and know-how acquired in connection with the Company's purchase of BeneCor Heart Systems, Inc. and the BeneCor Heart as described in
Note 5 and approximately $396,000 in net unamortized costs related to ABIOMED's awarded and pending patents. As of March 31, 2000, the unamortized cost of these patents approximated $356,000.

          Also included as Other Assets are long-term accounts receivable related to sales-type leases. The terms of these non-cancelable leases are one to three years. As of September 30, 2000, the long-term amount due from these sales-type leases approximated $325,000. As of March 31, 2000, the long-term amount due from these sales-type leases approximated $273,000.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)


10.      ROYALTY OBLIGATION

         Through August 3, 2000, the Company incurred a royalty equal to 5.5% of certain BVS product revenues. The royalty was due to the Abiomed Limited Partnership (the Partnership). The Partnership was formed in March 1985 and provided initial funding for development of technology now owned by the Company. Because the Company owns 61.7% of the Partnership, the net royalty expense to the Company was approximately 2.1% on these certain BVS product revenues. The net royalty costs are included in cost of product revenues in the accompanying consolidated statements of operations. The Partnership is inactive except with respect to receiving and distributing proceeds from these royalty rights.


11.      COMPREHENSIVE INCOME

         SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no components of comprehensive income or loss that require disclosure for the six months ending September 30, 2000 or September 30, 1999.


12.      SEGMENT AND ENTERPRISE WIDE DISCLOSURES

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000

PRODUCT REVENUES

         Product revenues increased by $1.4 million, or 38%, to $5.0 million in the three months ended September 30, 2000 from $3.6 million in the three months ended September 30, 1999. The increase in product revenues is primarily attributable to increased shipments of BVS consoles and BVS disposable blood pumps and increased average selling prices of BVS disposable blood pumps. Domestic sales accounted for 96% of total product revenue during each of the three months ended September 30, 2000 and 1999, respectively.

FUNDED RESEARCH AND DEVELOPMENT REVENUES

         Revenues from research and development contracts and grants increased by $1.4 million, or 255%, to $2.0 million in the three months ended September 30, 2000 from $0.6 million in the three months ended September 30, 1999. The higher revenues from research and development contracts and grants is due to recognition of $1.8 million in AbioCor Implantable Replacement Heart (AbioCor(TM)) contract revenue during the quarter ended September 30, 2000. No contract revenue for AbioCor is included in funded research and development revenues in the quarter ended September 30, 1999. The $1.8 million amount was awarded to the Company in the quarter ended September 30, 2000 from the National Heart Lung and Blood Institute (NHLBI) as additional funding under an existing contract. No funding beyond this $1.8 million award is anticipated under this contract.

         We account for revenues from research and development funded under government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. As of September 30, 2000, our total backlog of research and development contracts and grants was $1.7 million. All of these contracts and grants contain provisions that make them terminable at the convenience of the government. ABIOMED retains rights to commercialize all technological discoveries and products resulting from the research and development efforts under these contracts and grants.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


COST OF PRODUCT REVENUES

         Cost of product revenues as a percentage of product revenues decreased to 30% in the three months ended September 30, 2000 from 31% in the three months ended September 30, 1999. The 1% decrease in the three months ended September 30, 2000, is primarily due to the discontinuation of a royalty obligation due to the Abiomed Limited Partnership. The royalty obligation, which on a net basis was approximately 2.1% of the majority of BVS product revenues, contractually expired for product sold after August 3, 2000.


RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased by $2.2 million, or 62%, to $5.6 million in the three months ended September 30, 2000, from $3.5 million in the three months ended September 30, 1999. The increase in expenditures during the quarter just ended was primarily due to increased spending for the AbioCor. Research and development expenses during the three months ended September 30, 2000 included $3.8 million of direct expenses incurred in connection with development activities for the AbioCor, compared to $2.4 million for the same period of the prior year. The increase in AbioCor spending was primarily attributable to increased manufacturing, testing and documentation activities in preparation for clinical trials.

         Included in research and development expenses during the three months ended September 30, 2000 were $0.4 million in costs related to the BeneCor heart acquisition. These costs were for relocating technical personnel to the Company's headquarters in Massachusetts to work on developing, testing and manufacturing the BeneCor heart and compensation for certain of these new employees in late September after the acquisition. The Company anticipates that the project team working on developing the BeneCor heart will increase to a total of approximately fifteen people by the end of the Company's current fiscal year. In addition, separate and related research and development concerning the BeneCor heart is continuing at The Pennsylvania State University to which the Company has rights to the extent that the results of such work applies to heart replacement technology.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $0.1 million, or 1.6%, to $3.0 million in the three months ended September 30, 2000 compared to $2.9 million in the three months ended September 30, 1999. The increase was primarily attributable to increased selling and marketing expenditures and increased occupancy charges associated with occupying our new facility in Danvers, Massachusetts while continuing to lease manufacturing space in our older facility. These increases were partially offset by reduced legal costs associated with the favorable ruling the Company received in January 2000 in the trade secret case between the Company and World Heart Systems, Inc.


INTEREST AND OTHER INCOME

         Interest and other income consist primarily of interest earned on our investment balances, net of interest and other expenses. Interest and other income increased by $1.4 million to $1.6 million for the three months ended September 30, 2000 from $0.2 million for the three months ended September 30, 1999. The increase was due to higher average funds available for investment during the quarter just ended.

NET LOSS

         Net loss for the three months ended September 30, 2000 was approximately $1.5 million, or $0.07 per share. This compares to a net loss of approximately $3.1 million, or $0.18 per share, in the same period of the previous year. The lower net loss for the three months ended September 30, 2000 was primarily attributable to the $1.8 million in revenue related to the AbioCor government contract, which did not contribute any revenue in the three months ended September 30, 1999. The losses for both periods are primarily attributable to the Company's development and pre-clinical testing costs associated with the AbioCor.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


SIX MONTHS ENDED SEPTEMBER 30, 2000

PRODUCT REVENUES

         Product revenues increased by $2.8 million, or 37%, to $10.5 million in the six months ended September 30, 2000 from $7.6 million in the six months ended September 30, 1999. The increase in product revenues is primarily attributable to increased shipments of BVS disposable blood pumps and consoles and increased average selling prices of BVS disposable blood pumps. Domestic sales accounted for 97% of total product revenue during the six months ended September 30, 2000 and 1999, respectively.

FUNDED RESEARCH AND DEVELOPMENT REVENUES

         Revenues from research and development contracts and grants decreased by $0.5 million, or 18%, to $2.4 million in the six months ended September 30, 2000 from $2.9 million in the six months ended September 30, 1999. Both periods include $1.8 million in revenue from the Company's AbioCor government contract. The lower revenues from research and development contracts and grants is primarily due to reduced activity on cost-plus-fixed-fee structured government grants.

         We account for revenues from research and development funded under government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. As of September 30, 2000, our total backlog of research and development contracts and grants was $1.7 million. All of these contracts and grants contain provisions that make them terminable at the convenience of the government. ABIOMED retains rights to commercialize all technological discoveries and products resulting from the research and development efforts under these contracts and grants.

COST OF PRODUCT REVENUES

         Cost of product revenues as a percentage of product revenues increased to 33% in the six months ended September 30, 2000 from 32% in the six months ended September 30, 1999. The 1% increase in the six months ended September 30, 2000 is primarily due to the timing of production schedules and increased costs associated with the Company's new and larger manufacturing facility.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased by $3.3 million, or 48%, to $10.1 million in the six months ended September 30, 2000, from $6.8 million in the six months ended September 30, 1999. Research and development expenses were 79% of total revenues for the six months ended September 30, 2000 and 65% of total revenues for the six months ended September 30, 1999. The increase in expenditures during the six months just ended was due to increased spending for the AbioCor. Research and development expenses during the six months ended September 30, 2000 included $7.4 million of direct expenses incurred in connection with development activities for the AbioCor, compared to $4.7 million for the same period of the prior year. The increase in AbioCor spending was primarily attributable to increased manufacturing, testing and documentation activities in preparation for clinical trials.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $0.5 million, or 10%, to $5.9 million in the six months ended September 30, 2000, from $5.4 million in the six months ended September 30, 1999. Expenditures decreased to 46% of total revenues from 51% of total revenues in the same period last year. This increase in expenses was primarily attributable to increased selling and marketing programs, increased employee recruiting expenses and increased occupancy charges associated with occupying our new facility in Danvers, Massachusetts while continuing to lease manufacturing space in our older facility. These increased costs were partially offset by reduced legal costs associated with the favorable ruling the Company received in January 2000 in the trade secret case between the Company and World Heart Systems, Inc.

INTEREST AND OTHER INCOME

         Interest and other income consist primarily of interest earned on our investment balances, net of interest and other expenses. Interest and other income increased by $2.7 million to $3.1 million for the six months ended September 30, 2000 from $0.4 million for the six months ended September 30, 1999. The increase was due to higher average funds available for investment during the six month period just ended.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


NET LOSS

         Net loss for the six months ended September 30, 2000 was approximately $3.5 million, or $0.17 per share. This compares to a net loss of approximately $3.8 million, or $0.22 per share, in the same period of the previous year. The losses for both periods are primarily attributable to the Company's development and pre-clinical testing costs associated with the AbioCor.


LIQUIDITY AND CAPITAL RESOURCES

         We have supported our operations primarily with net revenues from sales of our BVS product line, government contracts and proceeds from our equity financings. As of September 30, 2000, our cash, cash equivalents and marketable securities totaled $99.9 million. We also had a $3 million line of credit from a bank that expired on October 13, 2000. The Company has elected not to renew this line of credit in light of the significant increase in the Company's balance of cash, cash equivalents and marketable securities since the time that the line of credit was last renewed.

         During the six months ended September 30, 2000, operating activities used $5.5 million of cash. Net cash used by operating activities during this period reflected a net loss of $3.5 million, including depreciation and amortization expense of $1.0 million, and increases in accounts receivable, inventory and prepaid expenses and other assets of $1.3 million, $0.4 million and $0.2 million, respectively. Decreases in accounts payable and accrued expenses during the period further reduced cash by $1.1 million. The increase in accounts receivable is primarily attributable to the $1.8 million due from the AbioCor government contract, all of which was recognized in the quarter ended September 30, 2000 and which is scheduled to be collected over the remaining term of the contract which ends December 31, 2001. The increase in inventory is primarily attributable to purchases of inventory related to the Company's new BVS 5000t, a backup unit to the current BVS 5000, designed to allow transport of BVS supported patients between medical centers for specialized care. The decrease in accounts payable and accrued expenses reflects the timing of payments.

         During the six months ended September 30, 2000, investing activities used $5.6 million of cash. Approximately $4.4 million in cash was used for the acquisition of short-term marketable securities, net of sales of similar securities. We also expended cash for capital equipment and leasehold improvements of $1.2 million during the six months ended September 30, 2000.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Financing activities generated $0.3 million of cash during the six months ended September 30, 2000. Stock options exercised during the period generated $0.4 million in cash. Repayment of long-term debt and capital leases used $0.1 million in cash.

         Income taxes incurred during the six months ended September 30, 2000 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

          We believe that our existing resources and our revenue from product sales will be sufficient to fund our planned operations, including the planned increases in our internally funded AbioCor, BeneCor, and new BVS development and product extension efforts, for the foreseeable future. However, we may require significant additional funds in order to complete the development, conduct clinical trials, and achieve regulatory approvals of the AbioCor and other products under development over the next several years. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.

         On September 16, 2000, the Company entered into an agreement to acquire the exclusive rights to The Pennsylvania State University implantable replacement heart as well as the assets of BeneCor Heart Systems, Inc., a company recently created to commercialize this technology.

         The terms of these transactions consisted of payment of 110,000 shares of the Company's common stock, plus the issuance of warrants to purchase up to 400,000 additional shares of the Company's common stock at an exercise price of $0.01 per share. Exercise of the warrants are contingent on the achievement of certain clinical and regulatory milestones with the BeneCor heart by specified dates. The share amounts per above have been adjusted to include the effect of the two-for-one stock split effected by the Company in the form of a stock dividend. In the stock split, each shareholder of record at the close of business on August 25, 2000 received one additional share of common stock for each share of common stock held on that date. Shares held for issuance in connection with all stock option plans and rights plans of the Company were also split on a two-for-one basis in accordance with the provisions of each such plan.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

         This document contains forward-looking statements, including statements regarding new products under development and adequacy of existing resources. The Company's actual results, including our AbioCor development, BeneCor development, BVS enhancements and adequacy of resources may differ materially based on a number of factors, both known and unknown, including: uncertainty of product development, clinical trials and commercial acceptance; complex manufacturing; high quality requirements; the need to demonstrate required reliability of products under development; dependence on key personnel; risks associated with a growing number of employees; difficulties in recruiting required human resources on schedule; competition and technological change, government regulations including the FDA and other regulatory agencies; risks associated with international expansion; reliance on government contracts; dependence on limited sources of supply; future capital needs and uncertainty of additional funding; dependence on third-party reimbursement; potential inadequacy of product liability insurance; dependence on patents and proprietary rights; and other risks detailed in our Form 10-K for the year ended March 31, 2000 which was filed with the Securities and Exchange Commission. Investors are cautioned that all such statements involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                 ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK


         The Company does not use derivative financial instruments for speculative or trading purposes. However, it is exposed to market risk related to changes in interest rates. The Company maintains an investment portfolio consisting mainly of federal agency obligations, state and municipal bonds, and U.S. Treasury notes with maturities of one year or less. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2000, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold the majority of its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

                         ABIOMED, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         On July 13, 2000, the motion for a new trial filed by WorldHeart Corporation was denied in the United States District Court for Delaware. Following the jury verdict, which on February 4, 2000 was rendered unanimously in the favor of the Company, and following judgment entered by the Court in favor of the Company, WorldHeart Corporation filed motion for relief from judgment and other actions. This motion has now been denied and WorldHeart Corporation's time to appeal or otherwise contest the judgment of the Court expired on August 14, 2000.

Item 2.  CHANGES IN SECURITIES

         In August 2000, the Company announced that its Board of Directors had approved a two-for-one split of the Company's outstanding shares of common stock to be effected in the form of a stock dividend. Each shareholder of record at the close of business on August 25, 2000 received one additional share of common stock for each share of common stock held on that date. Shares held for issuance in connection with all stock option plans and rights plans of the Company were also split on a two-for-one basis in accordance with the provisions of each such plan. Share and per share information in this report have been restated for all periods reported to reflect the effect of this two-for-one stock split.

         In September 2000, the Company entered into an agreement to acquire the exclusive rights to The Pennsylvania State University implantable replacement heart (referred to as the Penn State Heart or the BeneCor-TM- heart) as well as the assets of BeneCor Heart Systems, Inc., a company recently created to commercialize the Penn State Heart. The terms of these transactions consist of payment of 110,000 post-stock split shares of the Company's Common Stock, plus the issuance of warrants to purchase up to 400,000 additional post-stock split shares of the Company's Common Stock at an exercise price of $0.01 per share. Exercise of the warrants is contingent on the achievement of certain clinical and regulatory milestones with the BeneCor heart by specified dates.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on August 9, 2000, the stockholders approved the following:

         (a) Elected two persons to serve as Class II directors as follows:

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)



                       Director                    Votes for             Votes Withheld
                       --------                    ---------             --------------
                   John F. O'Brien                  9,547,645                  180,745
                   Henri A. Termeer                 9,549,189                  179,201


         (b) A proposal to amend the Company's Restated Certificate of Incorporation to increase the authorized shares of Common Stock from 25,000,000 to 100,000,000. The proposal received 9,136,973 votes for and 583,375 votes against. There were 8,042 abstentions and 506,107 non-voting.

         (c) A proposal to adopt the Company's 2000 Stock Incentive Plan. The proposal received 5,186,976 votes for and 767,910 votes against. There were 34,806 abstentions and 4,244,805 non-voting.

Item 5.           OTHER INFORMATION

                  None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  Exhibit 27 - Financial Data Schedule.

         b)       REPORTS ON FORM 8-K

                  On September 21, 2000, ABIOMED, Inc. announced that it has entered into agreements to acquire the exclusive rights to The Pennsylvania State University implantable replacement heart as well as the assets of BeneCor Heart Systems, Inc., a company recently created to commercialize the Penn State Heart.

                  The terms of these transactions consist of payment by ABIOMED of 55,000 shares of ABIOMED common stock, plus the issuance of warrants for up to 200,000 additional shares of ABIOMED common stock. These share amounts became 110,000 and 400,000 respectively as a result of the ABIOMED two-for-one stock split described earlier in this Form 10-Q. Exercise of the warrants are contingent on the achievement of certain clinical and regulatory milestones with the Penn State Heart by specified dates.

                  In addition to the acquisition of exclusive rights to intellectual property and physical assets, the transaction includes arrangements for ABIOMED to begin a collaborative relationship with The Pennsylvania State University, its College of Medicine, and The Milton S. Hershey

                         ABIOMED, INC. AND SUBSIDIARIES

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

         Medical Center. ABIOMED will also have access to future advances in related implantable replacement heart technology generated by the research and development team at The Pennsylvania State University. ABIOMED intends to pursue the commercialization of the Penn State Heart at its Danvers, Massachusetts facility.

         Like ABIOMED's AbioCor Heart, the Penn State Heart is an implantable replacement heart designed to replace a patient's irreversibly failing heart. Heart disease remains the number one cause of death in the USA, resulting in over 700,000 annual deaths. These two designs represent the most successful devices to emerge after more than three decades of research and development sponsored by the U.S. Federal Government through the National Heart, Lung and Blood Institutes.

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

                                           ABIOMED, Inc.



Date: October 26, 2000                     /s/ David M. Lederman
                                           ---------------------------
                                           David M. Lederman
                                           CEO and President


Date: October 26, 2000                     /s/ John F. Thero
                                           ---------------------------
                                           Senior Vice President Finance
                                           and Treasurer
                                           Chief Financial Officer
                                           Principal Accounting Officer