Form 10-Q
period 2000-12-31
ABIOMED INC
filed 2001-01-24
CIK 815094

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended DECEMBER 31, 2000

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________

                  Commission file number    0-20584
                                            -------

                                  ABIOMED, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                                   04-2743260
------------------------                                      ------------------
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

                              Yes [X]      No [ ]

As of January 22, 2001, there were 20,684,158 shares outstanding of the registrant's Common Stock, $.01 par value.

                         ABIOMED, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                                                  Page No.

Part I - Financial Information:

  Item 1. Condensed Consolidated Financial Statements

     Consolidated Balance Sheets
          December 31, 2000 and March 31, 2000                                                         3-4

     Consolidated Statements of Operations
          Three and Nine Months Ended December 31, 2000
          and December 31, 1999                                                                          5

     Consolidated Statements of Cash Flows
          Nine Months Ended December 31, 2000 and
          December 31, 1999                                                                              6

     Notes to Consolidated Financial Statements                                                       7-12

  Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                           13-20

  Item 3. Quantitative and Qualitative Disclosure About
             Market Risk                                                                                21

Part II - Other Information                                                                             22

     Signatures                                                                                         23

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                              December 31,  March 31,
                                                                  2000        2000
                                                               (unaudited)  (audited)
                                                                 --------   --------

Current Assets:
  Cash and cash equivalents (Note 7)                             $ 87,234   $101,917
  Short-term marketable securities (Note 8)                         9,537      4,467
  Accounts receivable, net of allowance for doubtful accounts
     of $184 at December 31, 2000 and March 31, 2000 (Note 3)       8,461      6,691
  Inventories (Note 4)                                              3,806      3,546
  Prepaid expenses and other current assets                           543        526
                                                                 --------   --------
          Total  current assets                                   109,581    117,147
                                                                 --------   --------


Property and Equipment, at cost:
  Machinery and equipment                                           7,189      6,427
  Furniture and fixtures                                              720        622
  Leasehold improvements                                            3,253      2,277
                                                                 --------   --------
                                                                   11,162      9,326


Less: Accumulated depreciation and amortization                     6,717      5,375
                                                                 --------   --------
                                                                    4,445      3,951
                                                                 --------   --------


Intellectual Property and Other Assets, net  (Note 9)               6,606        690
                                                                 --------   --------
                                                                 $120,632   $121,788
                                                                 ========   ========


                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         December 31,  March 31,
                                                            2000         2000
                                                         (unaudited)   (audited)
                                                          ---------    ---------

Current Liabilities:
  Accounts payable                                        $   1,660    $   1,553
  Accrued expenses                                            5,978        6,360
  Current portion of long-term liabilities                      240          236
                                                          ---------    ---------
          Total current liabilities                           7,878        8,149
                                                          ---------    ---------

Long-Term Liabilities                                           434          715

Stockholders' Equity (Note 5):
  Class B Preferred Stock, $.01 par value-
          Authorized 1,000,000 shares
          Issued and outstanding-none                          --           --
  Common Stock, $.01 par value-
          Authorized 100,000,000 shares
          Issued and outstanding-20,672,308 shares at
          December 31, 2000 and 20,455,694 shares at
          March 31, 2000                                        207          205
  Additional paid-in capital                                161,022      154,408
  Accumulated deficit                                       (48,909)     (41,689)
                                                          ---------    ---------
          Total stockholders' equity                        112,320      112,924
                                                          ---------    ---------
                                                          $ 120,632    $ 121,788
                                                          =========    =========


                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share and share data)
                                   (unaudited)

                                                       Three Months Ended            Nine Months Ended
                                                       ------------------            -----------------
                                                 December 31,    December 31,     December 31,   December 31,
                                                     2000            1999            2000            1999
                                                 ------------    ------------    ------------    ------------

Revenues:
   Products                                      $      5,689    $      5,196    $     16,145    $     12,811
   Funded research and development                        260             748           2,647           3,653
                                                 ------------    ------------    ------------    ------------
                                                        5,949           5,944          18,792          16,464
                                                 ------------    ------------    ------------    ------------

Costs and expenses:
   Cost of product revenues                             1,913           1,610           5,333           4,083
   Research and development (Note 10)                   6,439           4,596          16,535          11,438
   Selling, general and administrative                  2,919           3,524           8,854           8,934
                                                 ------------    ------------    ------------    ------------
                                                       11,271           9,730          30,722          24,455
                                                 ------------    ------------    ------------    ------------

Loss from operations                                   (5,322)         (3,786)        (11,930)         (7,991)

Interest and other income                               1,568             209           4,710             607
                                                 ------------    ------------    ------------    ------------

Net loss                                         $     (3,754)   $     (3,577)   $     (7,220)   $     (7,384)
                                                 ============    ============    ============    ============


Basic and diluted net loss per share (Note 6):   $      (0.18)   $      (0.21)   $      (0.35)   $      (0.43)

Weighted average shares outstanding (Note 6):      20,636,511      17,347,062      20,537,356      17,321,628

                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                               Nine Months Ended
                                                                           December 31,    December 31,
                                                                              2000            1999
                                                                            ---------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $  (7,220)      $(7,384)
  Adjustments to reconcile net loss to net cash
     used in operating activities-
          Depreciation and amortization                                         1,994         1,719
          Changes in assets and liabilities-
               Accounts receivable, net                                        (1,770)         (425)
               Inventories                                                       (260)         (721)
               Prepaid expenses and other assets                                 (294)          (39)
               Accounts payable                                                   107         1,070
               Accrued expenses                                                  (382)          360
               Long-term liabilities                                             (100)          (19)
                                                                            ---------       -------

                    Net cash used in operating activities                      (7,925)       (5,439)
                                                                            ---------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of short-term marketable securities                   44,147         9,690
  Purchases of short-term marketable securities                               (49,217)       (8,493)
  Purchases of property and equipment                                          (1,836)         (820)
                                                                            ---------       -------

                     Net cash (used in) provided by investing activities       (6,906)          377
                                                                            ---------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and stock issued under employee
    stock purchase plan                                                           325           551
  Proceeds from long-term debt                                                   --             249
  Repayments of long-term debt and capital lease obligations                     (177)          (11)
                                                                            ---------       -------

                     Net cash provided by financing activities                    148           789
                                                                            ---------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (14,683)       (4,273)

CASH AND CASH EQUIVALENTS, EXCLUDING
MARKETABLE SECURITIES, AT BEGINNING OF PERIOD                                 101,917         9,279
                                                                            ---------       -------

CASH AND CASH EQUIVALENTS, EXCLUDING
MARKETABLE SECURITIES, AT END OF PERIOD                                     $  87,234       $ 5,006
                                                                            =========       =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Issuance of common stock and warrants in exchange for
    purchase of  intangible assets                                          $   6,291       $  --

  Capital lease obligation incurred for property and equipment              $    --         $   221


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

         In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of December 31, 2000 and for the three and nine months then ended. The results of operations for the nine months ended December 31, 2000 may not be indicative of the results that may be expected for the full fiscal year.

2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and the accounts of its majority-owned subsidiary, Abiomed Limited Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

3.       ACCOUNTS RECEIVABLE (CONTINUED)

         As of December 31, 2000, accounts receivable included $1,982,000 due in connection with research and development contracts and grants compared to $503,000 due in connection with research and development contracts and grants at March 31, 2000. The contract and grant amount due at December 31, 2000 included $1,800,000 in connection with AbioCor development that is scheduled to be collected over the remaining term of that contract which expires December 31, 2001.

4.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                         December 31,       March 31,
                            2000              2000
                           ------            ------

         Raw materials     $1,779            $1,490
         Work-in-process      532               713
         Finished goods     1,495             1,343
                           ------            ------

                           $3,806            $3,546
                           ======            ======

Finished goods and work-in-process inventories consist of direct material, labor and overhead. Inventories do not currently include any costs associated with AbioCor or other products under development.

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

5.       STOCKHOLDERS' EQUITY (CONTINUED)

         In September 2000, the Company entered into an agreement to acquire the exclusive rights to The Pennsylvania State University implantable replacement heart (referred to as the Penn State Heart or the BeneCor(TM) heart) as well as the assets of BeneCor Heart Systems, Inc., a company recently created to commercialize the Penn State Heart. The terms of these transactions consist of payment of 110,000 post-stock split shares of the Company's Common Stock, plus the issuance of warrants to purchase up to 400,000 additional post-stock split shares of the Company's Common Stock at an exercise price of $0.01 per share. Exercise of the warrants is contingent on the achievement of certain clinical and regulatory milestones with the BeneCor heart by specified dates. In connection with this acquisition, the Company has capitalized the purchase cost which totaled $6,361,000, including acquisition costs of approximately $70,000 and the fair market value of the 110,000 shares of Common Stock issued and the fair market value of 110,000 equivalent shares under the warrants. This amount is classified as Intellectual Property, a long-term asset in the accompanying consolidated balance sheet. The Company intends to amortize this asset ratably over a period of three years. Beyond the initial 110,000 shares that may be distributed under the warrants, to the extent that the designated milestones are achieved, the Company intends to record the value of these warrants in the period that the milestone is achieved.

         During the nine months ended December 31, 2000, options to purchase 664,500 shares of Common Stock were granted at prices ranging from $15.563 to $39.375, on a post-split basis. During that same period options to purchase 163,702 shares were canceled and options to purchase 112,718 shares of Common Stock were exercised at prices ranging from $2.875 to $9.000 per share, also on a post-split basis.

6.       NET LOSS PER COMMON SHARE

         Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. No common stock options are considered dilutive in periods in which a loss is reported, such as the nine months ended December 31, 2000 and December 31, 1999, because all such common equivalent shares would be antidilutive. The number of equivalent shares that otherwise would have been dilutive for the three and nine months ended

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)

6.       NET LOSS PER COMMON SHARE (CONTINUED)

December 31, 2000 and December 31, 1999, were 2,061,901, 1,910,281, 1,539,864 and 1,034,232, respectively. As described in Note 5, per share information in this report has been restated for all periods reported to reflect the effect of the two-for-one stock split declared by the Company in August 2000.

7.       CASH AND CASH EQUIVALENTS

         The Company classifies any marketable security with a maturity date of 90 days or less at the time of purchase as a cash equivalent.


8.       MARKETABLE SECURITIES

         The Company classifies any security with a maturity date of greater than 90 days at the time of purchase as marketable securities and classifies marketable securities with a maturity of greater than one year from the balance sheet date as long-term investments. Under Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities. At December 31, 2000, the amortized cost of these securities approximated market value.

9.       INTELLECTUAL PROPERTY AND OTHER ASSETS

         Intellectual Property and Other Assets include the unamortized costs of technology rights and know-how acquired in connection with the Company's purchase of BeneCor Heart Systems, Inc. and the BeneCor Heart as described in
Note 5 and approximately $473,000 in net unamortized costs related to ABIOMED's awarded and pending patents. As of March 31, 2000, the unamortized cost of these patents approximated $356,000.

          Also included as Other Assets are long-term accounts receivable related to sales-type leases. The terms of these non-cancelable leases are one to three years. As of December 31, 2000, the long-term amount due from these sales-type leases approximated $302,000. As of March 31, 2000, the long-term amount due from these sales-type leases approximated $273,000.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)

10.      RESEARCH AND DEVELOPMENT

         Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing new products and improving existing products, including amortized costs of purchased technology. Research and development costs consist of the following amounts (in thousands).

                                                   Three Months Ended              Nine Months Ended
                                                   ------------------              -----------------
                                               December 31,     December 31,   December 31,     December 31,
                                                  2000            1999            2000             1999
                                                 ------          ------          -------          -------

Internally funded                                $5,730          $4,056          $13,936          $ 8,779
Incurred under government contracts and
   grants                                           179             540            2,069            2,659
Amortization of technology
   acquired through BeneCor acquisition             530            --                530             --
                                                 ------          ------          -------          -------
Total research and development                   $6,439          $4,596          $16,535          $11,438
                                                 ======          ======          =======          =======

11.      ROYALTY OBLIGATION

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

12.    COMPREHENSIVE INCOME

         SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no components of comprehensive income or loss that require disclosure for the nine months ended December 31, 2000 or December 31, 1999.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)

13.      SEGMENT AND ENTERPRISE WIDE DISCLOSURES

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000

PRODUCT REVENUES

         Product revenues increased by $0.5 million, or 10%, to $5.7 million in the three months ended December 31, 2000 from $5.2 million in the three months ended December 31, 1999. The increase in product revenues is primarily attributable to increases in domestic revenues derived from both BVS blood pump sales and BVS console sales. Domestic sales accounted for 96% of total product revenues during each of the three months ended December 31, 2000 and 1999, respectively.

FUNDED RESEARCH AND DEVELOPMENT REVENUES

         Revenues from funded research and development decreased to $0.3 million in the three months ended December 31, 2000 from $0.7 million in the three months ended December 31, 1999. The decline in revenues is primarily due to the completion or winding down of research and development work performed under certain government sponsored research contracts and grants. As of December 31, 2000, our total backlog of research and development contracts and grants was $1.4 million compared to $2.0 million as of December 31, 1999.

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

COST OF PRODUCT REVENUES

         Cost of product revenues as a percentage of product revenues increased to 34% in the three months ended December 31, 2000 from 31% in the three months ended December 31, 1999. The 3% increase in the three months ended December 31, 2000, is primarily due to production inefficiencies associated with the production startup of our new BVS 5000t Transport/Backup console and transitional costs related to our moving and qualifying our new BVS blood pump manufacturing facility. These increases to cost of product revenues are offset partly

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

COST OF PRODUCT REVENUES (CONTINUED)

by the discontinuation of a royalty obligation due to the Abiomed Limited Partnership. The royalty obligation, which on a net basis was approximately 2.1% of the majority of BVS product revenues, contractually expired for product sold after August 3, 2000.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased by $1.8 million, or 40%, to $6.4 million in the three months ended December 31, 2000, from $4.6 million in the three months ended December 31, 1999. The increase in expenditures during the quarter just ended was primarily due to increased spending for the AbioCor and BeneCor implantable replacement hearts partially offset by reduced spending for research and development under government contracts and grants.

         Research and development expenses during the three months ended December 31, 2000 included $4.8 million of direct expenses incurred in connection with development activities for the AbioCor, compared to $3.5 million for the same period of the prior year. The increase in AbioCor spending was primarily attributable to increased manufacturing, testing and documentation activities in preparation for clinical trials. The Company is currently expensing as research and development costs all inventory costs associated with the AbioCor. Quarterly costs related to AbioCor inventory are highly variable depending upon the timing of receipts of materials from vendors. AbioCor inventory costs have been increasing in preparation for human clinical trials.

         Included in research and development expenses during the three months ended December 31, 2000 were $1.0 million in costs related to development of BeneCor heart of which $0.5 million represented amortization of technology capitalized in connection with its acquisition. There were no costs incurred by the Company in connection with the BeneCor heart in the three months ended December 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased by $0.6 million, or 17%, to $2.9 million in the three months ended December 31, 2000 compared to $3.5 million in the three months ended December 31, 1999. The decrease is primarily attributable to a reduction in legal expenses. During the three months ended December 31, 1999, the Company incurred significant legal charges associated with its successful defense in the WorldHeart Corporation litigation.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

 INTEREST AND OTHER INCOME

         Interest and other income consist primarily of interest earned on our investment balances, net of interest and other expenses. Interest and other income increased by $1.4 million to $1.6 million for the three months ended December 31, 2000 from $0.2 million for the three months ended December 31, 1999. The increase was due to higher average funds available for investment during the quarter just ended.

NET LOSS

         Net loss for the three months ended December 31, 2000 was approximately $3.8 million, or $0.18 per share. This compares to a net loss of approximately $3.6 million, or $0.21 per share, in the same period of the previous year. The losses for both periods are primarily attributable to development and testing of new products partially offset by profits generated from the Company's BVS product line.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

NINE MONTHS ENDED DECEMBER 31, 2000

PRODUCT REVENUES

         Product revenues increased by $3.3 million, or 26%, to $16.1 million in the nine months ended December 31, 2000 from $12.8 million in the nine months ended December 31, 1999. The increase in product revenues is primarily attributable to increased sales to new and existing customers under sales-type leases and higher average selling prices for BVS disposable blood pumps. Domestic sales accounted for 97% and 96% of total product revenue during the nine months ended December 31, 2000 and 1999, respectively.

FUNDED RESEARCH AND DEVELOPMENT REVENUES

         Revenues from research and development contracts and grants decreased to $2.6 million in the nine months ended December 31, 2000 from $3.6 million in the nine months ended December 31, 1999. Both periods include $1.8 million in revenue from the Company's AbioCor government contract. The decline in revenues is primarily due to the completion or winding down of research and development work performed under certain government sponsored research contracts and grants. As of December 31, 2000, our total backlog of research and development contracts and grants was $1.4 million compared to $2.0 million as of December 31, 1999.

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

COST OF PRODUCT REVENUES

         Cost of product revenues as a percentage of product revenues increased to 33% in the nine months ended December 31, 2000 from 32% in the nine months ended December 31, 1999. The 1% increase in the nine months ended December 31, 2000 is primarily due to the timing of manufacturing schedules combined with increased costs associated with the Company's new and larger manufacturing facility.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased by $5.1 million, or 45%, to $16.5 million in the nine months ended December 31, 2000, from $11.4 million in the nine months ended December 31, 1999. Research and development expenses were 88% of total revenues for the nine months ended December 31, 2000 and 70% of total revenues for the nine months ended December 31, 1999. The increase in expenditures during the nine months just ended was primarily due to increased spending for the AbioCor. Research and development expenses during the nine months ended December 31, 2000 included $12.6 million of direct expenses incurred in connection with development activities for the AbioCor, compared to $8.2 million for the same period of the prior year. The increase in AbioCor spending was primarily attributable to increased manufacturing, testing and documentation activities in preparation for clinical trials.

         Included in research and development expenses during the nine months ended December 31, 2000 were $1.3 million in costs related to development of the BeneCor heart of which $0.5 million represented amortization of technology costs capitalized in connection with its acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $8.9 million for both the nine months ended December 31, 2000 and December 31, 1999. Expenditures decreased to 47% of total revenues from 54% of total revenues in the same period last year. Increases in occupancy charges associated with occupying our new facility in Danvers, Massachusetts while continuing to lease manufacturing space in our older facility and increased sales commissions as a result of higher product revenues during the nine months ended December 31, 2000, were offset by decreased legal expenses during the same period.

INTEREST AND OTHER INCOME

         Interest and other income consist primarily of interest earned on our investment balances, net of interest and other expenses. Interest and other income increased by $4.1 million to $4.7 million for the nine months ended December 31, 2000 from $0.6 million for the nine months ended December 31, 1999. The increase was due to higher average funds available for investment during the nine month period just ended.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

NET LOSS

         Net loss for the nine months ended December 31, 2000 was approximately $7.2 million, or $0.35 per share. This compares to a net loss of approximately $7.4 million, or $0.43 per share, in the same period of the previous year. The losses for both periods are primarily attributable to the Company's development and pre-clinical testing costs associated with the AbioCor partially offset by profits generated from the Company's BVS product line.

LIQUIDITY AND CAPITAL RESOURCES

         We have supported our operations primarily with net revenues from BVS product revenues, government contracts and proceeds from our equity financings. As of December 31, 2000, our cash, cash equivalents and marketable securities totaled $96.8 million.

         During the nine months ended December 31, 2000, operating activities used $7.9 million of cash. Net cash used by operating activities during this period reflected a net loss of $7.2 million, including depreciation and amortization expense of $2.0 million, and increases in accounts receivable, inventory and prepaid expenses and other assets of $1.8 million, $0.3 million and $0.3 million, respectively. Net decreases in accounts payable and accrued expenses during the period further reduced cash by $0.3 million. The increase in accounts receivable is primarily attributable to the $1.8 million due from the AbioCor government contract, all of which was recognized in the quarter ended September 30, 2000 and which is scheduled to be collected over the remaining term of the contract which ends December 31, 2001. The increase in inventory is primarily attributable to purchases of inventory related to the Company's new BVS 5000t, a backup unit to the current BVS 5000, designed to allow transport of BVS supported patients between medical centers for specialized care. The net decrease in accounts payable and accrued expenses reflects the timing of payments.

         During the nine months ended December 31, 2000, investing activities used $7.0 million of cash. Approximately $5.1 million in cash was used for the acquisition of short-term marketable securities, net of sales of similar securities. We also expended cash for capital equipment and leasehold improvements of $1.8 million during the nine months ended December 31, 2000.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)

                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Financing activities generated $0.1 million of cash during the nine months ended December 31, 2000 as a result of stock options exercised, which generated $0.3 million in cash, partially offset by repayment of long-term debt and capital leases, which used $0.2 million in cash.

         Income taxes incurred during the nine months ended December 31, 2000 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

          We believe that our existing resources and our revenue from product sales will be sufficient to fund our planned operations, including the planned increases in our internally funded AbioCor, BeneCor, and new BVS development and product extension efforts, for the foreseeable future. However, we may require significant additional funds in order to complete the development, conduct clinical trials, and achieve regulatory approvals of products under development over the next several years. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.

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

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                 ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

         The Company does not use derivative financial instruments for speculative or trading purposes. However, it is exposed to market risk related to changes in interest rates. The Company maintains an investment portfolio consisting mainly of federal agency obligations, state and municipal bonds, and U.S. Treasury notes with maturities of one year or less. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2000, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold the majority of its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

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

                  None

Item 5.           OTHER INFORMATION

                  None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       EXHIBITS

                  None.

         b)       REPORTS ON FORM 8-K

                  On October 16, 2000, the Company filed a report on Form 8-K announcing it had entered into agreements to acquire the exclusive rights to The Pennsylvania State University implantable replacement heart as well as the assets of BeneCor Heart Systems, Inc., a company recently created to commercialize the Penn State Heart.

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

                                       ABIOMED, Inc.

Date: January 24, 2001                 /s/ David M. Lederman
                                       ---------------------
                                       David M. Lederman
                                       CEO and President

Date: January 24, 2001                 /s/ John F. Thero
                                       -----------------
                                       John F. Thero
                                       Senior Vice President Finance
                                       and Treasurer
                                       Chief Financial Officer
                                       Principal Accounting Officer