Form 10-K
period 2001-03-31
ABIOMED INC
filed 2001-06-28
CIK 815094

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  (MARK ONE)
         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For fiscal year ended MARCH 31, 2001

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from               to

                        Commission File Number: 0-20584

                                  ABIOMED, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                                DELAWARE                                  04-2743260
            (State or Other Jurisdiction of Incorporation or    (I.R.S. Employer Identification No.)
                              Organization)

                          22 CHERRY HILL DRIVE                         01923
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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 25, 2001 was $364,639,910 based on the closing price of $23.65 on that date as reported on the Nasdaq Stock Market's National Market. As of June 25, 2001, 20,814,254 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Report.
================================================================================

                                INTRODUCTORY NOTE

         THIS REPORT, INCLUDING THE DOCUMENTS INCORPORATED BY REFERENCE IN THIS REPORT, INCLUDES FORWARD-LOOKING STATEMENTS. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE IDENTIFIED BY WORDS SUCH AS "BELIEVE," "ANTICIPATE," "EXPECT," "INTEND," "PLAN," "WILL," "MAY" AND OTHER SIMILAR EXPRESSIONS. IN ADDITION, ANY STATEMENTS THAT REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THESE DOCUMENTS INCLUDE, BUT ARE NOT NECESSARILY LIMITED TO, THOSE RELATING TO:

         o OUR PLANS REGARDING THE TIMING AND OUTCOME OF INITIAL CLINICAL TRIALS FOR OUR ABIOCOR IMPLANTABLE REPLACEMENT HEART;

         o OUR INTENTION TO EXPAND THE MARKET FOR OUR BVS PRODUCT LINE;

         o OUR ABILITY TO OBTAIN AND MAINTAIN REGULATORY APPROVAL OF OUR PRODUCTS IN THE U.S. AND INTERNATIONALLY;

         o THE OTHER COMPETING THERAPIES THAT MAY IN THE FUTURE BE AVAILABLE TO HEART FAILURE PATIENTS; AND

         o OUR PLANS TO DEVELOP AND MARKET NEW PRODUCTS.

         FACTORS THAT COULD CAUSE ACTUAL RESULTS OR CONDITIONS TO DIFFER FROM THOSE ANTICIPATED BY THESE AND OTHER FORWARD-LOOKING STATEMENTS INCLUDE THOSE MORE FULLY DESCRIBED IN THE "RISK FACTORS" SECTION AND ELSEWHERE IN THIS REPORT. WE ARE NOT OBLIGATED TO UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW EVENTS OR CIRCUMSTANCES.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         ABIOMED is a leading developer, manufacturer and marketer of medical products designed to safely and effectively assist or replace the pumping function of the failing heart. In early 2001, we received permission from the U.S. Food and Drug Administration, known as the FDA, to begin our initial human clinical trial for the AbioCor Implantable Replacement Heart, a battery-powered totally implantable replacement heart system, which we believe will be the first such device for end-stage heart failure patients. This permission to commence our initial clinical trial of the AbioCor follows decades of fundamental and applied research, development and testing of technology incorporated today in the AbioCor system. We currently manufacture and sell the BVS, a heart assist device, which was the first device approved by the FDA for the temporary treatment of all patients with failing but potentially recoverable hearts. We are also engaged in research and development relating to other devices to replace or support the pumping function of the heart.

         The AbioCor is intended as a replacement device that will replace a patient's diseased heart and take over its blood pumping function. It is designed for use by patients with irreparably damaged hearts who are at risk of imminent death due to heart disease, but whose other vital organs remain viable. We believe the AbioCor will provide a much-needed treatment option for those patients in the U.S. for whom there is currently no effective therapy available. If and when approved by applicable U.S. and international regulatory authorities, we anticipate that we should be able to sell the first generation AbioCor systems for approximately $75,000 to $100,000 each, subject to the establishment of reimbursement levels by third-party payors. To date, more than $60 million have been invested in the development and testing of the AbioCor, including over $20 million in funding from the National Heart, Lung and Blood Institute. We have built a pilot-scale manufacturing facility for the AbioCor, we have over 75 engineers, scientists, physicians and technicians working on the AbioCor programs and we are collaborating with leading medical centers and healthcare professionals.

         The BVS is a "bridge-to-recovery" device that can temporarily assume the full pumping function of the heart for patients with potentially reversible heart failure. In 1992, the BVS became the first heart assist device capable of providing full circulatory support to be approved by the FDA. The BVS is the most widely used FDA-approved temporary heart assist device, and to date has been used to support thousands of patients at over 600 medical centers worldwide. The BVS, which primarily consists of single-use external blood pumps, cannulae and drive and control consoles, has been a profitable product line since fiscal 1995. We believe our experience in developing, manufacturing and selling the BVS will provide us with a competitive advantage in commercializing the AbioCor, as well as other future products.

         Our focused research and development related to the AbioCor and the BVS has provided us with the proprietary technology, know-how and experience to develop additional products. We believe we are the only company in the world with expertise in the full range of technology to support the pumping function of the heart. We believe that there are many opportunities to apply our expertise to address the needs of heart failure patients. We seek to be first to market with high-quality and cost-effective technologies for heart failure patients who currently lack adequate therapies.

         ABIOMED is a Delaware corporation. We commenced operation in 1981. As used herein, ABIOMED includes ABIOMED, Inc. together with our subsidiaries. ABIOMED, the ABIOMED logo and BVS are our registered trademarks. AbioCor and Angioflex are our trademarks. This Report may also include trademarks of companies other than ABIOMED.

INDUSTRY OVERVIEW

THE HUMAN HEART

         The human heart is the pump for the body's circulatory system. The heart has four chambers: the left and the right atria and the left and the right ventricles. The two atria serve as the inflow chambers of the heart, collecting blood for delivery to the ventricles. The ventricles are the pumping chambers of the heart, pumping blood to the lungs and the rest of the body.

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

HEART DISEASE

         Heart disease is the number one cause of death in the U.S., responsible for more deaths than all forms of cancer combined. In 1996, based on data published in October 1998, there were approximately

700,000 deaths due to heart disease. Illnesses and deaths from heart disease create an immense burden to many individuals and their families. Patients frequently experience extended suffering, and the economic cost is substantial. While a number of therapies exist for the treatment of patients in early stages of heart disease, limited therapies exist today for most patients with severe, end-stage, heart failure.

         The majority of deaths from heart disease can be attributed to coronary heart disease, or CHD, and congestive heart failure, or CHF. Other types of heart disease include rhythm disorders and diseases of the valves.

         CHD is a disease of the coronary arteries causing reduced blood flow and insufficient oxygen delivery to the affected portion of the heart. CHD can lead to a heart attack, also known as an acute myocardial infarction, resulting in permanent damage to the heart muscle. In severe heart attacks, death can occur suddenly or gradually over days and weeks.

         CHF is a condition resulting from the progressive deterioration of the heart over extended periods of time. The patient's heart cannot provide adequate blood flow and oxygen to meet the needs of the body. CHF may be initiated and aggravated by a variety of factors, including high blood pressure, defective heart valves, CHD, infections of the heart muscle or the valves and heart problems resulting from heart defects. Due to the progressive nature of CHF, medical interventions often take place over periods of months or years.

         In general, heart failure is progressive. While approximately half of all heart failure patients experience sudden death as a result of cardiac arrest, the remaining patients who die from heart failure typically do so in hospitals or long-term care facilities.

PREVALENCE AND MORTALITY

         The number of patients both suffering and dying from heart disease has been rising on an annual basis. In 1996, a year for which complete statistics are available, there were approximately 12 million people with CHD and 4.6 million people with CHF in the U.S., with similar incidence outside the U.S.

         Approximately half of the approximate 700,000 deaths from heart disease in the US in 1996 were sudden deaths. Of the deaths that did not occur suddenly, most were associated with CHD and approximately 10-20% with CHF. Current therapies to support these patients are inadequate because they cannot stop the progression of the disease. We believe that a significant number of such CHD and CHF patients could benefit from the AbioCor Implantable Replacement Heart.

THERAPIES FOR HEART DISEASE

         A broad spectrum of treatment is available for heart failure patients. Treatments include drug therapies, cardiological interventions, including closed chest procedures and rhythm management therapies, or surgical corrections, such as coronary bypass surgery and valve replacement. For patients with end-stage heart disease, however, these treatments are typically inadequate. Patients with severe heart disease frequently are in need of heart replacement. Because the supply of available donor hearts is limited, with only approximately 2,000 per year available in the U.S., heart assist and replacement treatments have been and continue to be developed with the goal of extending and improving the lives of these patients.

DEVICES FOR CIRCULATORY SUPPORT TREATMENTS

        Circulatory support treatments can be divided into two categories: (a) destination therapies, including heart replacement and permanent heart assist devices, and (b) temporary heart assist devices.

DESTINATION THERAPY. Devices intended to be in patients for their remaining lives are classified as destination therapies. Destination therapy devices consist of replacement hearts and permanent assist devices, including quality-of-life support devices that provide partial support to the heart on a permanent basis.

         HEART REPLACEMENT. The goal of heart replacement, whether with a donor heart or a mechanical device, is to replace the failing human heart with a viable alternative. Patients with irreparably damaged hearts who are facing imminent death due to CHD or severe CHF are potential candidates for heart replacement provided that their other vital organs remain viable. The supply of human donor hearts is currently inadequate to meet the needs of these patients and no device is yet approved for use in these patients.

         In the U.S., we believe that over 100,000 patients per year might eventually benefit from an implantable replacement heart once it is proven safe, effective and reliable. An approximately equal number of patients outside the U.S. might also benefit from an implantable replacement heart. The 2,000 patients saved by heart transplant in the U.S. annually represent a fraction of those that might be returned to a normal life if a greater supply of donor hearts or alternative therapy were available. In addition, a significant portion of heart transplant patients must endure a long waiting period before a suitable donor heart is identified, if at all. The development of an implantable mechanical heart could help alleviate this long and difficult wait.

         PERMANENT HEART ASSIST. Permanent assist devices are being developed to supplement the function of the diseased heart or to stop or slow the progression of the disease, while leaving the diseased heart in place. These devices contrast with replacement hearts, which are intended to replace a severely and irreversibly damaged heart. No permanent heart assist device is yet approved by the FDA, but a number of companies are developing permanent heart assist devices, some of which are in clinical trials in the U.S. and overseas. Permanent assist devices under development can be grouped into two categories: those that pump blood directly, known as ventricular assist devices or VADs, and less invasive devices that are intended to provide patients with an improved quality of life. The less invasive, quality-of-life devices include those that wrap around the heart, either to help the heart pump blood or to inhibit deterioration of the heart by preventing its further enlargement, and those that attempt to synchronize the actions of the heart ventricles with electrical impulses. We believe that all types of permanent heart assist devices potentially may be used to treat certain heart failure patients who are near death as well as those patients who are not at imminent risk of death but whose daily activities are significantly restricted due to their weakened hearts.

         VADs, the more invasive of the two categories, may prove the most appropriate permanent heart assist devices for certain end-stage CHF patients. Implantable VADs are intended primarily for patients with severe left ventricular failure. We believe that VADs are being primarily developed for CHF patients and that VADs would not be appropriate for long-term support of a very large fraction of heart failure patients, including those with massive heart damage, severe rhythm disorders, blood clots in the ventricles, severe lung disease, ventricular rupture, chronic right ventricle failure or heart transplant rejection.

TEMPORARY HEART ASSIST. Candidates for temporary heart assist devices include patients with severe but potentially reversible heart failure and patients whose hearts need help pumping blood while they await transplantation or other therapies. Temporary heart assist devices typically consist of a specialized pump that is attached to a patient's heart and driven by a console or powered by an external battery pack. Such devices are intended to be removed from a patient's body once the patient's heart has had the opportunity to recover its normal function or the heart is replaced. Temporary heart assist devices can be grouped into three categories:

         BRIDGE-TO-RECOVERY. Bridge-to-recovery devices are used to support patients with potentially reversible failing hearts. These devices are most frequently used to support patients whose hearts do not fully restart following open-heart surgery, and who cannot be weaned off the heart-lung machine. Of the patients who experience such complications, many thousands die each year whose lives could potentially be saved with a temporary assist device as a "bridge to recovery". Bridge-to-recovery devices temporarily assume the pumping function of the heart, while allowing the heart to rest, heal and recover its normal function. These devices can also be used for patients who have not undergone surgery but whose lives are threatened by viral infections that attack the heart muscle. In addition, bridge-to-recovery devices may prove beneficial to certain patients who have suffered from a recent heart attack.

         BRIDGE-TO-TRANSPLANT. Bridge-to-transplant devices are used to support patients who have experienced life-threatening heart disease and are awaiting heart transplantation. We believe that the market for this category of device is limited by the availability of qualified donor hearts.

         STAGING. Staging devices are used to support patients before or during application of other therapies and to support patients with failing hearts being transported to other facilities. At present, for reasons of specialized care, patients are transported between medical centers with the assistance of such devices under hospital guidelines. In the future, staging devices may be used to support heart failure patients prior to implantation of a permanent heart assist device or a heart replacement. These devices could help stabilize the patient and provide the medical team with time to better assess the patient's condition before selecting an appropriate therapy. In addition, while bridge-to-recovery devices are approved and used today to assist heart transplant patients when rejection occurs, in the future staging devices may be used with transplant patients who have rejected their donor heart and need life support before receiving an implantable replacement heart.

ABIOMED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

         Our current commercial products and primary products under development are the BVS product line and the AbioCor system, respectively. Both of these products are systems, or product lines, that consist of various component products. In addition, we are in the early stages of research and development of other potential products for heart failure patients.

THE ABIOCOR IMPLANTABLE REPLACEMENT HEART

         The AbioCor is a battery-powered totally implantable replacement heart system. The AbioCor is referred to as totally implantable because it has been designed to operate primarily on portable external battery power, without wires or any other material penetrating the patient's skin. The AbioCor is referred to as a replacement heart because it has been designed for implantation in the space vacated by the removal of a patient's diseased ventricles, where it will take over the full pumping function of the heart. The AbioCor is intended for use as destination therapy by patients with irreparably damaged hearts who are at risk of imminent death due to CHD or severe CHF but whose other vital organs remain viable.

         In 1988, we began to receive funding for AbioCor development from the National Heart, Lung and Blood Institute, known as the NHLBI, to support our development and testing of the AbioCor. We have maintained this support through the research phase of our AbioCor development program by achieving various designated milestones. The NHLBI has provided over $20 million of the more than $60 million that has been invested to date for the development of the AbioCor.

 DESIGN OF THE ABIOCOR. The following diagram illustrates the principal components of the AbioCor.


                         [DIAGRAM OF REPLACEMENT HEART]


         The AbioCor system consists of the following principal components:

         o A thoracic unit, or "replacement heart," which includes two artificial ventricles with their associated valves and a hydraulic pumping system. The unit weighs approximately two pounds and provides complete blood circulation to the lungs and the rest of the body. The ventricles and their associated valves have seamless surfaces made from our blood-contacting material, Angioflex, and special geometries with flow patterns designed to reduce the risk of blood cell damage and blood clots. Our current configuration of the thoracic unit is sized for patients with relatively large chest cavities. If our testing of this configuration is successful, we plan to develop thoracic units of different sizes to fit a larger portion of the patients who might benefit from a replacement heart.

         o A rechargeable implantable battery, which allows the AbioCor to operate without any external power supply for limited periods of time.

         o A microprocessor-based implantable electronic device that controls and monitors the thoracic unit and provides radio communication with an external monitor affording patients and caregivers the opportunity for real-time information on its operating status.

         o An across-the-skin, or transcutaneous, energy transmission system, which eliminates the need for wires penetrating the patient's skin and the inherent associated risks of infection. It transfers the power to operate the AbioCor system and to recharge the implantable battery without tethering the patient to an external drive console.

         o An external rechargeable battery pack and monitor designed to be worn by the patient. These components supply primary power to the system, allow patient mobility, provide system diagnostic information, and recharge the implanted back-up battery as needed.

         The AbioCor design is intended to preserve and restore the quality of a patient's life. Restoration of the quality of a patient's life means that the patient should be able to return to a productive lifestyle, free from pain, with good mental acuity and an ability to carry out everyday activities. Among the quality-of-life features of the AbioCor design are quiet heart valves, no penetration of the skin, no tethering to a large external drive console, potentially reduced need for anti-coagulation treatments, and no need for immuno-suppression therapies. The AbioCor system is designed for both low maintenance and low patient involvement. However, we anticipate that in the first clinical trial of the first generation AbioCor, the patients may remain under sustained medical supervision and a portable monitoring device will be extensively used in lieu of the patient-worn external battery pack and monitor. In addition to heightened patient monitoring, in the first clinical trial we anticipate the use of more conservative anti-coagulation regiments and greater limits on patient activities than may be needed after the initial clinical trial.

         We have also created tools and methods intended to make the AbioCor system easier to implant. These tools include quick-connectors for relatively easy attachment of the AbioCor to the human anatomy and a virtual surgery software tool to allow for the simulated implant of the AbioCor into a three-dimensional anatomical model of a particular patient prior to opening that patient's chest.

INITIAL CLINICAL TRIAL. In January 2001, we received FDA permission to begin the initial human clinical trial in five patients. The initial clinical trial is subject to periodic review and to the readiness of each collaborating medical center, including training of its surgical and post-operative care teams and approval of the clinical trial protocol by the hospital's Internal Review Board. We plan to begin the initial clinical trial with non-transplant eligible patients who, despite all available therapies, have an extremely high probability of death within thirty days due to heart failure. Examples of such patients include heart transplant recipients who are rejecting their donor hearts, surgical patients placed on bi-ventricular cardiac assist but whose hearts fail to recover, and hospitalized patients who are facing imminent death following massive heart attacks. If the AbioCor results with the first group of five patients are satisfactory to the FDA, as determined after two months of implantation, the initial clinical trial will be expanded to fifteen patients with reviews at regular intervals. Our primary goals in the initial clinical trial are to assess the safety, effectiveness, performance and reliability of the first generation AbioCor for support of a very specific patient population with a very high 30-day mortality and no other life-saving option. This will allow us to learn whether an expanded or modified clinical trial is required or to support an application for regulatory approval to commercially market and sell the AbioCor for that subset of patients who meet the criteria of the initial clinical trial.

         Success of the initial clinical trial will be evaluated based upon periodic review of the survival of AbioCor patients and their quality of life as measured by a variety of assessment criteria previously used for end stage heart failure patients. As we gain clinical experience with the most seriously ill patients and demonstrate clinical efficacy and safety, we expect to enhance the performance range, durability and reliability of AbioCor systems and plan to seek regulatory approval for subsequent generations of the AbioCor for use in increasingly broad patient populations and with longer intended durations. Such regulatory approval will likely require clinical data and trials beyond this initial trial. This regulatory plan is consistent with our experience with the BVS system. Our BVS product, which has now supported thousands of patients, was originally approved by the FDA for post-cardiotomy support on the basis of data from less than half of the approximately 75 patients who were enrolled in the clinical trials and who were suffering life-threatening conditions for which no alternative treatment existed. Our plan for AbioCor clinical trials draws upon our experience with the BVS.

         While the AbioCor is designed as a permanent replacement for the failing heart, the AbioCor today is a first generation device that will likely require improvement over time to incorporate feedback from its clinical use. The patients that will be initially treated with the AbioCor will be very large framed adults who are near death and for whom the AbioCor represents the only potential viable alternative to death. We have extensively tested the AbioCor. The results of such testing were part of our IDE submission to the FDA from which we gained permission to commence initial clinical trials. We believe that for patients ill enough to qualify for the initial clinical trial the first generation AbioCor presents the best alternative to potentially extend their lives and to provide them with an acceptable quality of life. However, we understand that this patient category represents only a fraction of the potential patients who might benefit annually from the AbioCor. Our clinical and regulatory strategy of continuing to improve the AbioCor based on clinical experience is intended to allow us to demonstrate that the AbioCor can provide patients with a reasonable quality of life for sustained periods of time. We believe that demonstration of this capability is needed for eventual use of the product in end-stage heart failure patients who are not as ill as is required to qualify for our initial clinical trial.

COST EFFECTIVENESS. We are developing the AbioCor with the intent to offer a cost-effective treatment for end-stage heart failure patients. In addition, the AbioCor has the potential to allow patients an opportunity to return to productive lives. This would allow the medical system to save money by discharging the patient from the hospital and allowing the person to become productive and lead a reasonably normal life.

         If the safety, effectiveness and reliability of the AbioCor is clinically demonstrated for multiple-year durations, it has the potential to be considerably less expensive than heart transplantation over a five-year period. One reason for this reduced cost is that recipients of a mechanical replacement heart are not expected to need immuno-suppression drugs. The blood and tissue contacting portions of the AbioCor are constructed of inert and durable materials, which are not expected to elicit a response from a patient's immune system. Other cost savings could result because the patients can receive a replacement heart sooner and would not require extensive tests and biopsies to assess donor heart compatibility. While recipients of the AbioCor will need to purchase new batteries periodically, we anticipate that the annual comparative cost of battery purchases will be significantly less than the cost of immuno-suppression drugs required by donor heart recipients.

         While developing the AbioCor, we introduced the BVS, a temporary heart-assist device, which is currently being sold in the U.S. and international markets. Certain key elements of the technology developed for the AbioCor, especially the blood contacting material, Angioflex, have been clinically tested in the BVS and are currently in commercial use. In addition, the BVS has enabled us to develop significant experience in areas such as research and development, manufacturing, regulatory compliance, sales and marketing, and clinical support. We believe our experience with the BVS in these areas will provide us with a competitive advantage in commercializing the AbioCor.

THE BVS 5000 TEMPORARY HEART ASSIST DEVICE

         The BVS was the first heart assist device capable of assuming the full pumping function of the heart to be approved by the FDA, and is the most widely used heart assist device today, with thousands of patients supported to date. It is a bridge-to-recovery device designed to provide a patient's failing heart with full circulatory assistance while allowing the heart to rest, heal and recover its function. The BVS can support the left, right or both ventricles of the heart. The average age of patients supported with the BVS is 53, however the BVS has been used to support patients as young as 8 and as old as 85 years old.

         The BVS is the only device that the FDA has approved for the temporary treatment of all categories of patients with failing but potentially recoverable hearts. The BVS is most frequently used in patients whose hearts fail to recover function immediately following heart surgery. The FDA approved the BVS through its rigorous pre-market approval process for use with these post-surgical patients in November 1992. In 1996, the FDA approved use of the BVS for all other categories of post-surgical patients with potentially reversible heart failure. In 1997, the FDA approved use of the BVS on patients who, prior to BVS insertion, are non-surgical patients with abrupt heart failure as a result of viral attack of the heart or certain heart attacks, expanding its use to the temporary treatment of all patients with potentially reversible heart failure.

         The following diagram illustrates the principal components of the BVS.


               [DIAGRAM OF THE PRINCIPAL COMPONENTS OF THE BVS.]


         The BVS system consists of the following components:

         o Single-use external blood pumps, which provide pumping of blood for the left, right or both sides of a patient's heart and are designed to emulate the function of the natural heart;

         o Cannulae, which are specially designed tubes used to connect the blood pumps to a patient's heart; and

         o A computer-controlled pneumatic drive and control console, which automatically adjusts the pumping rate to meet the basic needs of the patient.

The integration of the cannulae, blood pumps and console creates an "external heart" system with the ability to reduce the load on the heart, provide pulsatile blood flow to vital organs and allow the heart muscles time to rest and recover. The BVS is designed to be easy to use and does not require a specially trained technician constantly to monitor or adjust the pumping parameters.

         The BVS is designed to facilitate the recovery of patients' hearts as quickly as possible. Patients who recover under BVS support typically stabilize in a period of less than one week. It generally takes three to five days for the damaged but recoverable heart muscle to restore its function in a post-cardiotomy patient. The BVS, although it is a VAD, serves a different function than bridge-to-transplant devices, which are intended for long-term use by patients awaiting a heart transplant.

         The BVS is most frequently used to support patients who have undergone open-heart surgery, when the heart cannot be successfully restarted and weaned off the heart-lung machine used in surgery. The BVS can assume the full pumping function of the heart for these patients while reducing certain risks associated with extended support on the heart-lung machine, including bleeding, strokes and blood cell damage. The traditional therapy for these patients has been the combined use of drugs and intra-aortic balloon pumps. Intra-aortic balloon pumps are capable of providing limited enhancement to the pumping function of a failing heart. Despite the availability of such therapy, many thousands of these patients die each year through deterioration over periods of weeks and incurring significant expense.

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

         Any hospital performing open-chest heart surgery may use the BVS. There are approximately 900 of these hospitals in the U.S. and more than 1,000 such hospitals outside the U.S. As of March 31, 2001, more than 500 medical centers in the U.S. had purchased the BVS, including 70% of the major U.S. centers that perform more than 500 heart surgeries annually. In marketing the BVS, we are focusing on selling additional consoles and disposable blood pumps to existing customers with significant but less emphasis on adding new customers. Over 65% of current BVS revenues are derived from sales of BVS single-use blood pumps to existing customers. Our U.S. list prices for the BVS system are $12,400 for a BVS single-use blood pump and cannulae set and $64,500 for a BVS console.

         Since the BVS received FDA approval, we have made various improvements to the BVS system, primarily to make it easier to use. We continue to enhance the BVS product line and are developing improved blood pumps, cannulae and consoles. In April 2000, we received pre-market supplemental approval from the FDA to begin selling our BVS 5000t Transport/Backup console. This new console allows for transport of a patient by ambulance or aircraft between hospitals as necessary in order to expand the patient's care. We believe this and other pending improvements may permit use of the BVS for additional patient conditions.

OTHER PRODUCTS AND TECHNOLOGIES UNDER DEVELOPMENT

         We are using the technology and know-how derived from the AbioCor and the BVS in the research and development of other potential cardiovascular products. We are also using our experience and commitment to this field to evaluate potential collaborative arrangements relating to third-party technologies and products.

         In September 2000, we acquired the exclusive rights to the implantable replacement heart developed by The Pennsylvania State University, known as the Penn State Heart, as well as the assets of BeneCor Heart Systems, Inc., a company created to further develop and commercialize the Penn State Heart. Along with the AbioCor, the Penn State Heart is the result of more than three decades of research and development sponsored by the NHLBI. We are continuing to develop the Penn State Heart in collaboration with The Pennsylvania State University. The Penn State technology is different from the first generation AbioCor and the combination strengthens ABIOMED's commitment to continue to lead in the introduction of heart replacement technologies.

         Other new technologies are in various stages of research, development or evaluation, and include passive and active heart wraps as well as specialized implantable and external rotary pumps. In addition, research and development activities under our product development programs incorporate certain technologies that have potential as separate spin-off products. Examples include implantable monitoring systems with remote transmission capability software for virtual surgery, non-invasive power transmission systems, and external monitoring systems.

RESEARCH AND PRODUCT DEVELOPMENT

         As of April 30, 2001, our research and development staff consisted of 143 professional and technical personnel, including 11 with PhDs or MD/PhDs and 55 engineers, many with advanced degrees, covering disciplines such as electronics, mechanics, software, reliability engineering, fluid mechanics, physics, materials and physiology. Included in the 143 employees are 45 employees involved in the manufacturing and quality testing of AbioCor systems. All of the AbioCor systems manufactured are being used for testing and other investigational purposes. None of the AbioCor systems manufactured are available currently nor approved for commercial sale.

         Our research and development efforts are focused on mechanical heart assist and heart replacement, and the continued enhancement of the BVS and related technologies. Interaction continues with the FDA and corresponding foreign regulatory agencies to obtain the necessary clearances and approvals for our products. Sophisticated but established tools, such as three-dimensional computer-aided design systems, are used to permit smooth transition of new designs from research to product development and into manufacturing. We have substantial expertise in electro-mechanical systems, cardiac physiology and experimental surgery, blood-material interactions, fluid mechanics and hemodynamics, internal and external electronic hardware, software, plastics processing, lasers, and optical physics. Our expertise has been primarily focussed on addressing challenges associated with the safe and effective pumping of blood.

         We expended $22.7, $15.6 and $13.4 million on research and development in fiscal 2001, 2000 and 1999, respectively. These amounts included $16.6, $11.5 and $9.7 million, respectively, for AbioCor development and testing. Since our inception, U.S. government agencies, particularly the NHLBI, have provided significant support to our product development efforts. As of March 31, 2001, our total backlog of research and development contracts and grants was $1.2 million. All of these contracts and grants contain provisions making them terminable at the convenience of the government.

SALES, CLINICAL SUPPORT, MARKETING AND FIELD SERVICE

         We believe that the sales, clinical support, marketing and field service teams established for the BVS product line and the relationships developed with existing customers will be instrumental not only in continuing to expand BVS usage and sales, but also in launching new products such as the AbioCor.

         The BVS is sold in the U.S. through direct sales and clinical support teams. As of April 30, 2001, our worldwide BVS sales, clinical support, marketing and field service teams included 40 full-time employees. Our sales force focuses on BVS sales to new customers, upgrades of existing customers, and increasingly, expansion of usage by existing customers. Our clinical support group focuses on training and educating new and existing customers in order to help improve clinical outcomes and increase BVS blood pump usage. We believe that the efforts of our clinical support group contribute significantly to the number of lives saved by physicians using the BVS as well as usage and reorders of BVS single-use blood pumps. We are increasingly focusing our sales and customer support efforts on increasing BVS usage by existing customers with modest effort on adding new customers. Over 65% of current BVS revenues in fiscal 2001 were derived from sales of BVS single-use blood pumps to existing customers. We believe that the reputation and customer relationships of our sales and support teams will be key assets for the introduction of future products such as the AbioCor, the Penn State Heart and BVS product extensions and other products under development.

         Building on our experience in the U.S., we are working to expand our international sales efforts, both for the BVS and in preparation for the AbioCor. We conduct our international sales efforts through distributors and by selling directly in selected European markets.

MANUFACTURING

         We have over 10 years of experience in the manufacture of the BVS console, BVS blood pumps, certain cannulae and related accessories. As of April 30, 2001, our BVS manufacturing staff consisted of 32 people and our quality assurance staff consisted of 15 people. The manufacture of our BVS blood pumps and consoles includes assembly, testing and quality control. Key blood-contacting components for the BVS blood pumps, including valves and bladders are manufactured from our proprietary Angioflex polymer. We purchase a majority of the raw materials, parts and peripheral components used in the BVS consoles. Depending on the size and design of the cannulae, they are either purchased or manufactured by us.

         Our AbioCor-related manufacturing is currently classified as part of research and development. As of April 30, 2001, 45 people in our research and development group were dedicated to AbioCor manufacturing and related quality assurance. The manufacture of the AbioCor is based on some processes that are similar to the processes used for the BVS. We manufacture the majority of the AbioCor blood contacting components in our facility and all such components are assembled in-house. A majority of the mechanical parts, electronic components and batteries used to manufacture the AbioCor are purchased. We contract with third parties to manufacture certain of the electronic systems used in the AbioCor, such as the external drive console.

         In 2000, we moved our AbioCor manufacturing to a new facility that includes a state-of-the-art cleanroom manufacturing area dedicated to AbioCor manufacturing. We also moved our BVS console manufacturing to a dedicated area in this new facility in 2000. In 2001, we completed moving all of our manufacturing operations to this new facility, including moving our BVS blood pump and cannulae manufacturing operations to a new state-of-the-art cleanroom manufacturing area. We believe this new facility gives us the physical capacity to produce sufficient quantities of AbioCor systems throughout the period of our clinical trials as well as produce sufficient quantities of BVS disposable blood pumps and cannulae to meet market demand for the foreseeable future. Our BVS manufacturing area is ISO 9001 certified and operates under the FDA's current Quality Systems Regulations and Good Manufacturing Practices, known as QSR/GMP. We are taking steps towards ensuring that our new AbioCor manufacturing area is ISO and QSR/GMP compliant for purposes of eventual international and commercial distribution of AbioCor, subject to regulatory approvals.

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

         As of June 5, 2001, of our 28 U.S. patents, 6 relate to the AbioCor and 2 relate to the BVS. Of our 38 pending U.S. patent applications, 23 relate to the AbioCor and 2 relate to the BVS. We also own a number of corresponding patents and patent applications in a limited number of foreign countries. Our patents may not provide us with competitive advantages. They may also be challenged by third parties. Our pending or future patent applications may not be approved. The patents of others may render our patents obsolete or otherwise have an adverse effect on our ability to conduct business. Because foreign patents may afford less protection than U.S. patents, they may not adequately protect our proprietary information.

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

COMPETITION

         Competition among providers of treatments for the failing heart is intense and subject to rapid technological change and evolving industry requirements and standards. Many of the companies developing or marketing heart assist products have substantially greater financial, product development, sales and marketing resources and experience than ABIOMED. These competitors may develop superior products or products of similar quality at the same or lower prices. Moreover, improvements in current or new technologies may make them technically equivalent or superior to our products in addition to providing cost or other advantages. Other advances in medical technology, biotechnology and pharmaceuticals may reduce the size of the potential markets for our products or render those products obsolete.

         No totally implantable replacement heart is commercially or clinically available today. We are aware of other heart replacement device development efforts in the U.S., Canada, Europe and Japan but are not aware of any plans for any other totally implantable replacement heart to commence clinical trials in the U.S. or anywhere in the world. We believe that if and when other totally implantable replacement hearts are available, the AbioCor will compete with them based on quality-of-life advantages, cost effectiveness, clinical support and customer relationships.

         In addition to the developers of implantable replacement hearts, there are a number of companies, including Arrow International, Thoratec Corporation and World Heart Corporation which are developing permanent heart assist products, including implantable LVADs and miniaturized rotary ventricular assist devices, that may address markets that overlap with certain segments of the markets targeted by AbioCor. AbioCor may compete with those devices for some patient groups, notably patients with severe CHF due to predominant left ventricular heart failure. We believe that the AbioCor, LVADs and other VADs, if developed and proven effective for destination therapy, will generally be used to address the needs of different patient populations, with an overlap for certain segments of the heart failure population. We believe that there is a need for both implantable LVADs and implantable replacement hearts as destination therapies, and that when both technologies demonstrate the required reliability, surgeons will favor replacement hearts.

         In addition to devices being developed for patients in need of heart replacement, several companies and institutions are investigating xenotransplantation, the transplantation of a heart from another species, as a potential therapy. Most notably, some developers are investigating the use of genetically engineered pig hearts as an alternative source of donor hearts. This technology remains in its formative stage and subject to a number of significant scientific challenges, including controlling elevated immunologic reactions leading to heightened rejection problems between cross-species grafting and concerns for cross-species disease transmission to the recipient and the public at large. We believe that this technology will not achieve practical application for decades, if ever.

         The BVS is a device that can assume the full pumping function of the heart. The FDA has approved the BVS as a bridge-to-recovery device for the treatment of all patients with potentially reversible heart failure. The BVS competes with a temporary cardiac assist device from Thoratec Corporation, which is also capable of assuming the full pumping function of the heart. The Thoratec device was originally approved for bridge-to-transplant and bridge-to-transplant continues to be the primary use of the device. In addition, the BVS competes with blood pumps, such as intra-aortic balloon pumps and centrifugal pumps, that are used in medical centers for a variety of applications but which are limited to providing partial pumping support of failing hearts, are non-pulsatile, or are not recommended for the duration of support generally required for bridge-to-recovery. We are not aware of any other company that has applied for FDA approval of a device that is directly competitive with the BVS. Approval by the FDA of products that compete directly with the BVS could increase competitive pricing and other pressures. We believe that we can compete with such products based on cost, clinical utility and customer relations.

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

         No reimbursement levels have been established for our products under development, including the AbioCor. Prior to approving coverage for new medical devices, most third-party payors require evidence that the product has received FDA approval, European Union approval, or clearance for marketing, is safe and effective and not experimental or investigational, and is medically necessary and appropriate for the specific patient for whom the product is being used. Increasing numbers of third-party payors require evidence that the procedures in which the products are used, as well as the products themselves, are cost-effective. Heart transplantation currently qualifies for reimbursement as does bridge-to-transplant treatment with implantable VADs. Comparatively, we believe that when the AbioCor product reaches maturity, it should cost less over a five-year period than heart transplantation today and provide more circulatory support than VADs. We believe that these factors should benefit the AbioCor when our customers begin to seek reimbursement for it from third-party payors. However, we cannot assure that the AbioCor or our other products under development will meet the criteria for coverage and reimbursement or that third-party payors will reimburse physicians and medical institutions at levels sufficient to encourage the widespread use of the products. Because the AbioCor is an implantable product designed to assist patients outside of the hospital environment, the reimbursement standards or level of reimbursement support for the AbioCor may differ from medical devices used solely within hospitals to assist patients.

GOVERNMENT REGULATION

         Clinical trials, manufacture and sale of our products and products under development, including the BVS, AbioCor and Penn State Heart are, or will be, subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Noncompliance with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant marketing approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by ABIOMED.

         U.S. CLINICAL USE REGULATIONS. The BVS is classified as a Class III medical device under FDA rules, as will be the AbioCor and the Penn State Heart. In the U.S., medical devices are classified into one of three classes (i.e., Class I, II or III) based on the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class III medical devices are subject to the most rigorous regulation.

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

         If clinical trials of a device are required in order to obtain FDA approval and the device presents a "significant risk," the sponsor of the trial will have to file an Investigational Device Exemption, known as an IDE, application prior to commencing clinical trials. The IDE application must be supported by data, which typically include the results of animal testing performed in conformance with Good Laboratory Practices and formal laboratory testing and documentation in accordance with appropriate design controls and scientific justification. If the FDA approves the IDE application, and the institutional review boards or IRBs at the institutions at which the clinical trials will be performed approve the clinical protocol and related materials, clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. Sponsors of clinical trials are permitted to charge for investigational devices distributed in the course of the study provided that compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

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

         The AbioCor will be classified as a Class III device and therefore is subject to the IDE and PMA processes and QSR/GMP requirements. In January 2001, the FDA granted an IDE providing us with regulatory permission to commence the initial clinical trial of the AbioCor. The initial clinical trial is subject to periodic review and to the readiness of each collaborating medical center, including training of its surgical and post-operative care teams and approval of the clinical trial protocol by the hospital's internal review board. We plan to begin these initial clinical trials with patients who, despite all available therapies, have an extremely high probability of death within thirty days due to heart failure.

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

EMPLOYEES

         As of April 30, 2001, we had 264 full-time employees, including:

         o 143 in research and development (including regulatory affairs and AbioCor manufacturing);

         o 40 in sales, clinical support, marketing and field service; and

         o 49 in manufacturing and quality assurance.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are as follows:

                   NAME                        AGE                               POSITION
David M. Lederman, Ph.D................         57     Chairman of the Board of Directors, President and Chief
                                                       Executive Officer
William J. Bolt........................         48     Senior Vice President - Product Development, and Director,
                                                       AbioCor Program
Robert T.V. Kung, Ph.D.................         57     Senior Vice President - Research and Chief Scientific Officer
Eugene D. Rabe.........................         45     Senior Vice President - Sales and Marketing
John F. Thero..........................         40     Senior Vice President - Finance, Treasurer and Chief
                                                       Financial Officer

         DR. DAVID M. LEDERMAN founded ABIOMED in 1981, and has served as Chairman of the Board and Chief Executive Officer since that time. He is also President of ABIOMED. Prior to founding ABIOMED, he was Chairman of the Medical Research Group at the Everett Subsidiary of Avco Corporation which he joined in 1972. Dr. Lederman has made many important contributions in the field of cardiac assist and heart replacement technology, has authored over 40 medical publications, and originated the design and development of the AbioCor blood pumps and their valves. Dr. Lederman is a member of numerous medical and scientific professional organizations and has been a frequent speaker in forums on cardiac support systems and on the financing and commercialization of advanced medical technology. Dr. Lederman received a Ph.D. degree in Aerospace Engineering from Cornell University.

         MR. WILLIAM J. BOLT has served ABIOMED since 1982 and, has been Senior Vice President, Product Development since August 2000. He is currently responsible for the management of all product development, including product development related to the BVS, AbioCor and the Penn State Heart, and responsible for manufacturing operations related to the AbioCor. From 1999 to 2000, he was responsible for BVS product development. From 1994 to 1998, he was President of ABIOMED's dental subsidiary, ABIODENT. From 1982 to 1994, he served in various roles, from Vice President of Engineering to Vice President of Operations, where he was the engineer in-charge of the development of the BVS and other systems. Mr. Bolt received his Bachelor's degree in Electrical Engineering and an MBA from Northeastern University.

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

         MR. EUGENE D. RABE has served ABIOMED since 1993 and has been Senior Vice President, Global Sales and Services since 1999 and became Senior Vice President Sales and Marketing in 2001. Mr. Rabe assumed responsibility for international sales in 1996, and was Vice President of Sales from 1993 to 1999. Prior to joining ABIOMED, Mr. Rabe was Vice President, Sales and Marketing for Endosonics Corporation. Mr. Rabe was employed as a Sales Manager for St. Jude Medical, Inc. He has been involved in the management of sales and marketing of cardiovascular/cardiological devices for over twelve years. Mr. Rabe received a Bachelor's degree from St. Cloud State University and an MBA from the University of California.

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

ITEM 2. PROPERTIES

         Our headquarters is located in an industrial office park located 22 miles north of Boston. This facility, located at 22 Cherry Hill Drive in Danvers, Massachusetts, consists of approximately 80,000 square feet of space under an operating lease that expires in 2010. Construction of this building was completed in fiscal 2001 and it now houses all of our operations, including research and development, manufacturing, sales and marketing and general and administrative departments. During fiscal 2001 we completed construction of new state-of-the-art manufacturing cleanrooms and moved production of the AbioCor and BVS products to this new facility. The lease contains provisions to allow termination by us, subject to a defined termination fee, in 2005 and contains options to extend beyond 2010 at market rates.

ITEM 3. LEGAL PROCEEDINGS

         As of March 31, 2001, we were not party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

         Our common stock is traded on the Nasdaq Stock Market National Market under the symbol "ABMD." The following table sets forth the range of high and low sales prices per share of common stock, as reported by the Nasdaq National Market for our two most recent fiscal years, adjusted as necessary to reflect the two-for-one stock split we completed in September, 2000:

                 FISCAL YEAR ENDED MARCH 31, 2000                        HIGH            LOW
                 --------------------------------                        ----            ---
                 First Quarter.....................................    $  9.000        $ 5.938
                 Second Quarter....................................       8.375          6.500
                 Third Quarter.....................................      29.688          7.625
                 Fourth Quarter....................................      41.688         16.938

                 FISCAL YEAR ENDED MARCH 31, 2001                       HIGH              LOW
                 --------------------------------                       ----              ---
                 First Quarter.....................................   $ 22.500         $ 12.625
                 Second Quarter....................................     34.750           15.594
                 Third Quarter.....................................     37.750           20.063
                 Fourth Quarter....................................     30.000           13.250

NUMBER OF STOCKHOLDERS

         As of June 25, 2001, there were approximately 453 holders of record of our common stock, including multiple beneficial holders at depositories, banks and brokers included as a single holder in the single "street" name of each respective depository, bank, or broker. We estimate that there are more than 5,000 beneficial holders who hold our common stock in street name.

DIVIDENDS

         We have never declared or paid any cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

SALES OF UNREGISTERED SECURITIES

         In March 2001 we issued 952 shares of our Common Stock to each of three directors as partial consideration for services rendered to ABIOMED. In September 2000 we issued 110,000 shares of our Common Stock in connection with our acquisition of technology related to the Penn State Heart. These issuances of shares were exempt from registration under the Securities Act of 1933 based on the exemption from registration set forth in Section 4(2) thereof.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial data has been derived from the Company's audited historical financial statements, certain of which are included elsewhere in this report.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (In thousands, except per share data)

                                                                         FISCAL YEARS ENDED MARCH 31,
                                                     ----------------------------------------------------------------------
                                                       1997          1998           1999          2000           2001
                                                       ----          ----           ----          ----           ----
STATEMENT OF OPERATIONS DATA:
Revenues:
  Products....................................        $ 10,872      $ 17,261      $ 18,079       $ 18,377      $ 22,017
  Funded Research and Development.............           4,151         5,185         4,011          4,140         2,879
                                                      --------      --------      --------       --------      --------
         Total revenues.......................          15,023        22,446        22,090         22,517        24,896
                                                      --------      --------      --------       --------      --------
Costs and expenses:
  Cost of product revenues....................           4,427         6,502         6,772          5,882         7,375
  Research and development (1)................           3,773         9,091        13,450         15,633        22,671
  Selling general and administrative..........           6,082         9,054         9,772         12,562        12,411
                                                      --------      --------      --------       --------      --------
         Total costs and expenses.............          14,282        24,647        29,994         34,077        42,457
                                                      --------      --------      --------       --------      --------

Income (loss) from operations.................             741        (2,201)       (7,904)       (11,560)      (17,561)
Interest and other income, net................             535         1,206         1,192          1,106         6,160
                                                      --------      --------      --------       --------      --------
Income (loss) from continuing operations                 1,276          (995)       (6,712)       (10,454)      (11,401)
Loss from discontinued operations (2).........            (541)       (1,513)           --             --            --
                                                      --------      --------      --------       --------      --------
Net income (loss) ............................        $    735      $ (2,508)     $ (6,712)     $ (10,454)     $(11,401)
                                                      ========      ========      ========      =========      ========

Income (loss) from continuing operations per
 share (3) ...................................        $   0.09      $   0.06      $  (0.39)     $   (0.60)     $  (0.55)
Loss from discontinued operations per share (3)          (0.04)        (0.09)           --             --            --
                                                      --------      --------      --------      ---------      --------
Net income (loss) per share (3)...............        $   0.05      $  (0.15)     $  (0.39)     $   (0.60)     $  (0.55)
                                                      ========      ========      ========      =========      ========
Weighted average shares outstanding (3).......          14,325        16,148        17,238         17,579        20,583
                                                      ========      ========      ========      =========      ========

BALANCE SHEET DATA:                                                              MARCH 31,
                                                    ---------------------------------------------------------------------
                                                       1997           1998          1999           2000          2001
                                                       ----           ----          ----           ----          ----
Cash, cash equivalents and marketable
securities......................................     $ 9,325        $ 26,398      $ 18,181       $ 106,384     $ 92,498
Working capital.................................      12,858          29,284        22,144         108,998       97,999
Total assets....................................      18,373          38,755        32,982         121,788      118,013
Long-term liabilities...........................          --              64           205             715          368
Stockholders' equity (4)........................      15,225          33,018        27,072         112,924      108,678

--------------------

(1) Research and development expenses include certain contract costs. See Note 9 to Consolidated Financial Statements.
(2) Discontinued operations reflect the results of our dental subsidiary which was discontinued in fiscal 1998 as we shifted all of our focus to our core cardiovascular business.
(3) Number of shares and per share data were calculated on a diluted basis. See
    Note 1(g) to Consolidated Financial Statements.
(4) No cash dividends on common stock were declared or paid during any of the periods presented.

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

OVERVIEW

         We are a leading developer, manufacturer and marketer of medical products designed to safely and effectively assist or replace the pumping function of the failing heart. In early 2001, we received permission from the FDA to begin our initial clinical trial for the AbioCor, a totally implantable, battery-powered, replacement heart, which we believe will be the first such device for end-stage heart failure patients. This permission to commence the initial clinical trial follows nearly three decades of AbioCor research, development and testing. We currently manufacture and sell the BVS, a temporary heart assist device which was the first device approved by the FDA as a bridge-to-recovery device for temporary treatment of all patients with failing but potentially recoverable hearts. Our operating results reflect the dual activities of commercial operations and investments in the research and development of new technologies.

         The BVS is a temporary heart assist device designed to assume the full pumping function of a patient's failing heart while allowing the heart to rest, heal and recover its function. The BVS consists of single-use external blood pumps and cannulae and a reusable pneumatic drive and control console. All of our product revenues are currently derived from the BVS product line. BVS revenues are split between sales to new customers and reorders from existing customers. Following commercial introduction of the BVS in the U.S., our focus was on obtaining market share beginning with the largest medical centers. As of March 31, 2001, more than 500 medical centers in the U.S. had purchased the BVS, including 70% of all major medical centers that perform more than 500 heart surgeries annually. While we continue to seek additional new customers for the BVS, our primary focus is now to increase usage and product reorders by existing customers. Product reorders currently represent over 65% of BVS product revenues. During fiscal 2001, no single customer represented more than 5% of product revenues.

         Research and development is a significant portion of our operations. Our research and development efforts are focused on the development of new products, primarily related to heart assist and heart replacement, and the continued enhancement of the BVS and related technologies. In fiscal 2001, we incurred $16.6 million in total research and development spending directed at the AbioCor and $6.1 million in research and development spending directed at BVS improvements and development of other potential products. These expenditures were partially offset by revenues from contracts and grants of $2.9 million, the majority of which were from the NHLBI. We retain rights to commercialize all technological discoveries and products resulting from these contracts and grants.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:

                                                                                   YEAR ENDED MARCH 31,
                                                                               1999        2000        2001
                                                                               ----        ----        ----
      Revenues:
           Products...................................................          81.8%       81.6%       88.4%
           Funded research and development............................          18.2        18.4        11.6
                                                                              ------      ------      ------
                Total revenues........................................         100.0       100.0       100.0
                                                                              ------      ------      ------
      Costs and expenses:
           Cost of product revenues...................................          30.7        26.1        29.6
           Research and development...................................          60.9        69.4        91.0
           Selling, general and administrative........................          44.2        55.8        49.9
                                                                              ------      ------      ------
                Total costs and expenses..............................         135.8       151.3       170.5
                                                                              ------      ------      ------
      Loss from operations............................................         (35.8)      (51.3)      (70.5)
      Interest and other income, net..................................           5.4         4.9        24.7
                                                                              ------      ------      ------
      Net loss........................................................         (30.4)%     (46.4)%     (45.8)%
                                                                              ======      ======      ======

FISCAL YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000

         PRODUCT REVENUES. Product revenues increased by $3.6 million, or 20%, to $22.0 million in fiscal 2001 from $18.4 million in fiscal 2000. The increase in product revenues was primarily attributable to increased sales of BVS disposable blood pumps to new and existing customers, higher average selling prices for these blood pumps and sales of our new BVS 5000t Transport/Backup console. The portion of product revenues derived from sales of disposable blood pumps and related accessories and services increased by $2.8 million, or 19%, to $17.9 million in fiscal 2001 from $15.1 million in fiscal 2000. The portion of product revenues derived from sales of BVS consoles increased by $0.8 million, or 26%, to $4.1 million in fiscal 2001 from $3.3 million in fiscal 2000. Domestic product revenues included approximately $5.2 million from sales-type leases in fiscal 2001 and $2.3 million in fiscal 2000. Domestic sales accounted for 97% of total product revenue during the fiscal year ended March 31, 2001 and 96% of product revenue for the fiscal year ended March 31, 2000.

         FUNDED RESEARCH AND DEVELOPMENT REVENUES. Contract revenues decreased by $1.2 million, or 30%, to $2.9 million in fiscal 2001 from $4.1 million in fiscal 2000. Approximately $1.8 million of the contract revenues recognized in both periods were derived from our AbioCor government contract. The decline in funded research and development revenues is primarily due to the completion or winding down of research and development work performed under certain government-sponsored research contracts and grants. As is typical for research and development programs that have matured to the stage where they are ready to commence human clinical trials, we do not anticipate additional government research and development funding for AbioCor and, as a result, we anticipate that our funded research and development revenues will decline in our new fiscal year.

                  As of March 31, 2001, our total backlog of research and development contracts and grants was $1.2 million. All of these contracts and grants contain provisions that make them terminable at the convenience of the government.

          COST OF PRODUCT REVENUES. Cost of product revenues as a percentage of product revenues increased to 33% for the fiscal year ended March 31, 2001 from 32% in the prior fiscal year. The 1% increase is primarily due to production inefficiencies associated with the production startup of our new BVS 5000t Transport/Backup console and transitional costs related to our moving and qualifying our new BVS blood pump manufacturing facility. These increases to our cost of product revenues were partly offset by the discontinuation of a royalty obligation due to the Abiomed Limited Partnership. The royalty obligation, which on a net basis was approximately 2.1% of the majority of BVS product revenues, contractually expired for product sold after August 3, 2000.

          RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $7.1 million, or 45%, to $22.7 million in the fiscal year ended March 31, 2001, from $15.6 million in the prior fiscal year. Research and development expenses were 91% of total revenues for the fiscal year ended March 31, 2001 and 69% of total revenues in the prior year. The increase in expenditures during the fiscal year ended March 31, 2001 was due primarily to increased spending for the AbioCor, including preparations for initial clinical trials, development of the Penn State Heart, including approximately $1.1 million of amortized technology acquisition costs, and new products and enhancements for the BVS product line. Research and development expenses during the fiscal year ended March 31, 2001 included $16.6 million of expenses incurred in connection with our development activities for the AbioCor, compared to $11.5 million in the prior year.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $0.2 million, or 1%, to $12.4 million in fiscal 2001 from $12.6 million in the prior year. Expenditures decreased to 50% of total revenues from 56% of total revenues in the same period a year earlier as a result of our increase in total revenues during the year just ended. In comparison to the prior fiscal year, reduced legal expenses were partially offset by increased costs associated with increased sales and administrative staffing and related activities.

          INTEREST AND OTHER INCOME. Interest and other income consists primarily of interest earned on our investment balances, net of interest and other expenses. Interest and other income increased by $5.1 million to $6.2 million in fiscal 2001 from $1.1 million in fiscal 2000. This increase was primarily due to higher average funds available for investment as a result of the Company's stock offering in March 2000.

          NET LOSS. Net loss for the fiscal year ended March 31, 2001 was approximately $11.4 million, or $0.55 per share. This compares to a net loss of approximately $10.5 million, or $0.60 per share, for the prior fiscal year. The losses for both years are primarily attributable to development and pre-clinical testing costs associated with the AbioCor.

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

          FUNDED RESEARCH AND DEVELOPMENT REVENUES. Funded research and development revenues increased by $0.1 million, or 3%, to $4.1 million in fiscal 2000 from $4.0 million in fiscal 1999. Approximately $1.8 million of the contract revenues recognized in both periods were derived from our AbioCor government contract.

          As of March 31, 2000, our total backlog of research and development contracts and grants was $1.6 million.

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

          NET LOSS. Net loss for the fiscal year ended March 31, 2000 was approximately $10.5 million, or $0.60 per share. This compares to a net loss of approximately $6.7 million, or $0.39 per share, for the prior fiscal year. The losses for both years are primarily attributable to development and pre-clinical testing costs associated with the AbioCor.

LIQUIDITY AND CAPITAL RESOURCES

         We have supported our operations primarily with net revenues from sales of our BVS product line, government contracts and proceeds from our equity financings. As of March 31, 2001, our cash, cash equivalents and marketable securities totaled $92.5 million.

         During fiscal 2001, operating activities used $12.0 million of cash. Net cash used by operating activities in fiscal 2001 reflected a net loss of $11.4 million, including depreciation and amortization expense of $3.0 million, and increases in accounts receivable, inventory and prepaid expenses and other assets of $3.3 million, $0.1 million and $0.8 million, respectively. Cash was also used to reduce accrued expenses and long-term liabilities by $0.6 million and $0.1 million, respectively. These uses of cash were partially offset by increases in accounts payable and deferred revenues of $0.6 million and $0.8 million, respectively. The increase in accounts receivable is attributable to the $1.8 million due from the AbioCor government contract, all of which was recognized during fiscal 2001 and which is scheduled to be collected over the remaining term of the contract which ends December 31, 2001, and extended collection periods for certain customer accounts. The increase in prepaid expenses and other assets is primarily due to our capitalization of costs to patent our technology. The increase in accounts payable and accrued expenses is primarily attributable to the timing of payments and increased operating activity throughout ABIOMED, including increased size of payroll and payroll-related costs, contractor support and purchases of capital equipment.

         During fiscal 2001, investing activities used $0.1 million of cash. Approximately $2.4 million in cash provided from the sale of short-term marketable securities, net of purchases of similar securities, was offset by purchases of capital equipment and expenditures for leasehold improvements of $2.6 million. The equipment and leasehold improvements were needed to complete the build-out and occupancy of our manufacturing areas located in our new facility and to build additional pre-clinical test devices for the AbioCor.

         Financing activities generated $0.6 million of cash during fiscal 2001, primarily as a result of Common Stock sold in connection with the exercise of stock options and our Employee Stock Purchase Plan.

         Income taxes incurred during fiscal 2001 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

         We believe that our revenue from government contracts and product sales and existing resources will be sufficient to fund our planned operations, including the planned increases in our internally funded AbioCor, Penn State Heart and new BVS development and product extension efforts, for the foreseeable future. However, we may require significant additional funds in order to complete the development, conduct clinical trials, and achieve regulatory approvals of the AbioCor, Penn State Heart and other products under development over the next several years. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.

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

         OUR FUTURE SUCCESS IS HEAVILY DEPENDENT ON DEVELOPMENT OF THE ABIOCOR. OUR DEVELOPMENT EFFORTS MAY NOT BE SUCCESSFUL.

         We are currently devoting our principal research and development and regulatory efforts, and significant financial resources, to the development of the AbioCor, an implantable replacement heart system. An implantable replacement heart is a complex medical device and has never been successfully developed or marketed by any company. The development of implantable replacement heart devices such as the AbioCor and Penn State Heart, and other new products, presents enormous challenges in a variety of areas, many or all of which we may have difficulty in overcoming, including blood compatible surfaces, blood compatible flow, manufacturing techniques, pumping mechanisms, physiological control, energy transfer, anatomical fit and surgical techniques. For many years, we and other parties have been attempting to develop a heart replacement device, but, to date, none of these efforts has been successful. We cannot be sure that we will be successful in our development efforts, and in the event that we are unable to commercialize the AbioCor, our business and financial condition would be adversely affected. The markets for the AbioCor and our other products under development are unproven. Even if the AbioCor or any other of our products are successfully developed and approved by the FDA and corresponding foreign regulatory authorities, they may not enjoy commercial acceptance or success, which would adversely affect our business and results of operations. Several factors could limit our success, including:

         o our need to create a market for an implantable replacement heart, and possible limited market acceptance among physicians, medical centers, patients and third party payors;

         o the need for surgeons to develop or be trained in new surgical techniques to use our product effectively;

         o limitations on the number of patients who may have access to physicians and medical centers with adequate training, equipment and personnel to make use of our products;

         o limitations inherent in first generation devices, and the potential failure to develop successive improvements, including increases in service life, which would reduce the addressable market for the AbioCor;

         o the lifestyle limitations that patients will have to accept, including traveling with external batteries at all times and potentially avoiding activities such as air travel or diving that involve significant pressure changes;

         o the timing and amount of reimbursement for these products, if any, by third party payors;

         o the introduction by other companies of new treatments, products and technologies which compete with our products, and may reduce their market acceptance, or make them obsolete;

         o the reluctance, due to ethical considerations, of physicians, patients and society as a whole to accept medical devices that replace the heart; and

         o the reluctance of physicians, patients and society as a whole to accept the finite life and risk of mechanical failure of devices that replace the heart.

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

         Development and testing of design changes to the AbioCor and other products under development is often extensive, expensive and time consuming. Some of the tests for our products may require months or years to perform, and we could be required to begin these tests again if we modify one of our products to correct a problem identified in testing. Even modest changes to certain components of our products can take months or years to complete and test. If results of pre-clinical or clinical testing of the AbioCor or other products under development indicate that design changes are required, such changes could cause serious delays that would adversely affect our results of operations. A number of companies in the medical industry have suffered delays, cost overruns and project terminations despite achieving promising results in pre-clinical testing or early clinical testing. In the event that we suffer setbacks in the pre-clinical or clinical testing of the AbioCor or other heart assist products, these products may be delayed, require further funding, and possibly may not be brought to market.

         IF WE FAIL TO OBTAIN APPROVAL FROM THE FDA AND FROM FOREIGN REGULATORY AUTHORITIES, WE CANNOT MARKET AND SELL THE ABIOCOR OR OTHER NEW HEART ASSIST PRODUCTS IN THE U.S. AND IN OTHER COUNTRIES.

         Obtaining required regulatory approvals may take several years to complete and consume substantial capital resources. We cannot assure that the FDA or any other regulatory authority will act quickly or favorably on our requests for product approval, or that the FDA or any other regulatory authority will not require us to provide additional data that we do not currently anticipate in order to obtain product approvals. We cannot apply for FDA approval to market the AbioCor and our other products under development until the product successfully completes its clinical trials. Several factors could prevent successful completion or cause significant delays of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that the product is safe and effective for use in humans. If safety problems develop, the FDA could stop our trials before completion. In addition, we are planning to conduct phased clinical trials for the AbioCor tailored to specific patient populations with different life expectancies. If we are successful in obtaining FDA approvals for the AbioCor based on this phased approach, the initial approvals are likely to include conditions or limitations to particular indications that would limit the available market for these products. If we are not able to obtain regulatory approvals for use of the AbioCor or our other products under development, or if the patient populations for which they are approved are not sufficiently broad, the commercial success of these products could be limited.

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

         In recent years we have significantly increased our research and development expenditures for the AbioCor, and we expect that this trend will continue in the future. We will also need to make significant expenditures to begin to manufacture and market the AbioCor and our other planned new products in commercial quantities for sale in the U.S. and other countries, if and when we obtain regulatory approval to do so. We cannot be sure that our estimates of capital expenditures for the AbioCor and the development of our other new products will be accurate. We could have significant cost overruns, which could reduce our ability to commercialize our products. Any delay or inability to commercialize our products under development could adversely affect our business prospects and results of operations. We do not operate at a profit and do not expect to be profitable for some time. We had a net loss of $11.4 million in fiscal 2001 and a net loss of $10.5 million in fiscal 2000. We are committed to making large expenditures for the AbioCor and, to a lesser extent, other new products, in fiscal 2002 and subsequent fiscal years, which may result in losses in future periods. These expenditures include costs associated with performing clinical trials for the AbioCor, continuing our research and development relating to the AbioCor and other new products, seeking regulatory approvals for the AbioCor and, if we receive these approvals, commencing commercial manufacturing and marketing of the AbioCor. The amount of these expenditures is difficult to forecast accurately, and cost overruns may occur. We plan to fund a portion of these expenditures from our limited existing financial resources and revenues from BVS sales, which are variable and uncertain. We cannot be sure that we will have the necessary funds to develop and commercialize our new products, or that additional funds will be available on commercially acceptable terms, if at all. In the event that we are unable to obtain the necessary funding to develop and commercialize our products, our business may be adversely affected.

         OUR OPERATING RESULTS MAY FLUCTUATE UNPREDICTABLY.

         Our annual and quarterly operating results have fluctuated historically and we expect these fluctuations to continue. Among the factors that may cause our operating results to fluctuate are:

         o costs we incur in developing and testing the AbioCor and other new products or product enhancements;

         o the timing of regulatory actions, such as product approvals or recalls;

         o costs we incur in anticipation of future sales, such as inventory purchases, expansion of manufacturing facilities, or establishment of international sales offices;

         o the timing of customer orders and deliveries, particularly of BVS consoles, which are priced significantly higher than the single-use BVS blood pumps;

         o competitive changes, such as price changes or new product introductions that we or our competitors may make;

         o economic conditions in the health care industry and the state of cost containment efforts, including reimbursement policies.

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

         Revenues from our BVS product line in fiscal 2001 increased by 20% from revenues in fiscal 2000, and in fiscal 2000 our BVS revenues increased by 2% from revenues in fiscal 1999. To maintain or increase revenues from sales of our BVS products, we may be required to adopt new sales and marketing strategies, some of which may require expending additional capital resources. The new strategies we may adopt include:

         o promoting increased use of the BVS by existing customers in order to increase disposable blood pump sales to those customers;

         o selling the BVS to smaller hospitals and medical centers in the U.S.;

         o  regularly introducing enhancements to the BVS;

         o expanding sales of our BVS product line in international markets, some of which require separate regulatory approvals; and

         o  seeking new categories of patients to support with the device.

         In the event that we are unsuccessful in carrying out these new strategies, our revenues may decline.

         WE MAY NOT BE SUCCESSFUL IN EXPANDING OUR SALES ACTIVITIES INTO INTERNATIONAL MARKETS.

         We are seeking to expand our international sales of the BVS and prepare for commercialization of the AbioCor by recruiting direct sales and support teams for selected countries in Europe and pursuing regulatory approval of the BVS in Japan. To date we have limited experience in selling the BVS internationally. In fiscal 2001, approximately 3%, and in fiscal 2000, approximately 4%, of our revenues from the BVS product line were derived from international sales. Our international operations will be subject to a number of risks, which may vary from the risks we experience in the U.S., including:

         o the need to obtain regulatory approvals in foreign countries before our products may be sold or used;

         o  longer sales cycles;

         o  dependence on local distributors;

         o  limited protection of intellectual property rights;

         o  difficulty in collecting accounts receivable;

         o  fluctuations in the values of foreign currencies; and

         o  political and economic instability.

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

         Prior to approving coverage for new medical devices, most third party payors require evidence that the product has received FDA approval, is not experimental, and is medically necessary for the specific patient. Increasingly, third party payers require evidence that the devices being used are cost-effective. The AbioCor and our other products under development may not meet these or future criteria, which could hurt our ability to market and sell these products.

         IF WE FAIL TO ACHIEVE AND MAINTAIN THE HIGH MANUFACTURING STANDARDS THAT OUR PRODUCTS REQUIRE OR IF WE ARE UNABLE TO DEVELOP ADDITIONAL MANUFACTURING CAPACITY, WE WILL NOT BE SUCCESSFUL.

         Our products require precise, high quality manufacturing. Our failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, design defects or component failures, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. We have from time to time voluntarily recalled certain products. Despite our very high manufacturing standards, we cannot completely eliminate the risk of errors, defects or failures. In fiscal 2001 we moved our AbioCor and BVS disposable blood pump and cannulae manufacturing operations into our new manufacturing cleanrooms. We cannot be certain that the products manufactured in the new facility will be manufactured at the same cost and quality as the BVS and AbioCor are currently being manufactured. If we are not able to manufacture the BVS in accordance with necessary quality standards, our business and results of operations may be negatively affected.

         The AbioCor involves even greater manufacturing complexities than the BVS. The AbioCor must be significantly more durable and meet different standards, which may be more difficult to achieve, than those which apply to our current BVS product line. If we are unable to manufacture the AbioCor or other future products on a timely basis at acceptable quality and cost and in commercial quantities, or if we experience unanticipated technological problems or delays in production, our business will suffer.

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

         IF OUR SUPPLIERS CANNOT PROVIDE THE COMPONENTS WE REQUIRE, OUR ABILITY TO MANUFACTURE OUR PRODUCTS COULD BE HARMED.

         We rely on third party suppliers to provide us with certain components used in the AbioCor, Penn State Heart, BVS and our other products under development. Relying on third party suppliers makes us vulnerable to component part failures and to interruptions in supply, either of which could impair our ability to conduct clinical tests or to ship our products to our customers on a timely basis. Using third party vendors makes it difficult and sometimes impossible for us to test fully certain components, such as components on circuit boards, maintain quality control, manage inventory and production schedules and control production costs. Vendor lead times to supply us with ordered components vary significantly and can exceed six months or more. Both now and as we expand our manufacturing capacity, we cannot be sure that our suppliers will furnish us with required components when we need them. These factors could make it more difficult for us to effectively and efficiently manufacture our products, and could adversely impact our results of operations.

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

         INTENSE COMPETITION COULD HARM OUR FINANCIAL PERFORMANCE.

         Intense competition, rapid technological change and evolving industry requirements and standards in the heart assist markets could decrease demand for our products or make them obsolete. Some of the companies, universities and research organizations developing competing products have greater resources and experience than we have. Our competitors could commence and complete clinical testing of their products, obtain regulatory approvals and begin commercial-scale manufacturing of their products faster than we are able to for our products. They could develop superior products or products of similar quality at the same or lower prices. In addition, our customers often have limited budgets. Consequently, our products compete against a broad range of medical devices and therapies for these limited funds. If we do not use reasonable efforts to further develop the Penn State Heart, certain rights to that technology could revert back to The Pennsylvania State University and be used to compete against us. We cannot be sure that we will be able to compete effectively and successfully in the markets in which we participate.

         WE OWN PATENTS, TRADEMARKS, TRADE SECRETS, COPYRIGHTS AND OTHER INTELLECTUAL PROPERTY AND KNOW-HOW THAT WE BELIEVE GIVES US A COMPETITIVE ADVANTAGE. IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY, COMPETITION COULD FORCE US TO LOWER OUR PRICES, WHICH COULD HURT OUR PROFITABILITY.

         Our intellectual property rights are and will continue to be a critical component of our success. A substantial portion of our intellectual property rights relating to the AbioCor, BVS, Penn State Heart and other products under development is in the form of trade secrets, rather than patents. In order to preserve certain proprietary information as trade secrets, we are required to restrict disclosure of information intended to constitute trade secrets to third parties. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with employees, consultants and other parties. Certain of our consultants and third parties with whom we have business relationships may also provide services to other parties in the medical device industry, including companies, universities and research organizations that are developing competing products. In addition, some of our former employees may seek employment with, and become employed by, our competitors. We cannot assure that confidentiality agreements with our employees, consultants and third parties will not be breached, that we will have adequate remedies for any such breach, or that our trade secrets will not become known to or be independently developed by our competitors. The loss of trade secret protection for technologies or know-how relating to the AbioCor, BVS or Penn State Heart could adversely affect our business prospects.

         Our business position will also depend in part on our ability to defend our existing and future patents and rights and conduct our business activities free of infringement claims by third parties. We intend to seek additional patents, but our pending and future patent applications may not be approved, may not give us a competitive advantage, and could be challenged by others. Patent proceedings in the U.S. and in other countries may be expensive and time consuming. In addition, patents issued by foreign countries may afford less protection than is available under U.S. patent law, and may not adequately protect our proprietary information. Our competitors may independently develop proprietary technologies and processes that are the same as or substantially equivalent to ours, or design around our patents.

         Companies in the medical device industry typically obtain patents and frequently engage in substantial intellectual property litigation. Our products and technologies could infringe on the rights of others. If a third party successfully asserts a claim for infringement against us, we may be liable for substantial damages, be unable to sell products using that technology, or have to seek a license or redesign the related product. These alternatives may be uneconomical or impossible. Patent litigation could be costly, result in product development delays, and divert the efforts and attention of management from our business.

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

         Our rights distribution and provisions of our certificate of incorporation and of the Delaware General Corporation Law may make it more difficult for a third party to acquire us, even if doing so would allow our stockholders to receive a premium over the prevailing market price of our stock. Our rights distribution and those provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could negatively affect our stock price.

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

         FUTURE SALES OR OTHER ISSUANCES OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Future sales of substantial amounts of our common stock in the public market or the perception that these sales could occur, could adversely affect the market price of our common stock. As of June 25, 2001, we had outstanding 20,814,254 shares of common stock, plus 3,192,223 shares of common stock reserved for issuance upon exercise of outstanding options. All of the outstanding shares of our common stock are freely saleable except shares held by our affiliates, which are subject to certain limitations on sales.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

        We do not use derivative financial instruments for speculative or trading purposes. However, we are exposed to market risk related to changes in interest rates. We maintain an investment portfolio consisting mainly of federal agency obligations, state and municipal bonds, and U.S. Treasury notes with maturities of one year or less. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2001, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our securities portfolio.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is hereby incorporated by reference to the information under Part I, Item 1--Business under the caption "Executive Officers of the Registrant" in this Report, and by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is hereby incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS

                                                                                                               PAGE
Report of Independent Public Accountants...........................................................            F-1
Consolidated Balance Sheets as of March 31, 2000 and 2001..........................................            F-2
Consolidated Statements of Operations for the Fiscal Years Ended March 31, 1999, 2000 and 2001.....            F-3
Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended March 31, 1999,
 2000 and 2001.....................................................................................            F-4
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 1999,
 2000 and 2001.....................................................................................            F-5
Notes to Consolidated Financial Statements.........................................................            F-6

(A) (2) FINANCIAL STATEMENT SCHEDULES

         Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A) (3) EXHIBITS

         (3)  Articles of Incorporation and By-Laws.

                (d) Restated Certificate of Incorporation - filed as Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-36657) (the "1997 Registration Statement").*

                (b) Restated By-Laws - filed as Exhibit 3.02 to our Quarterly
                    Report on From 10-Q for the quarter ended September 30, 1996.*

                (d) Certificate of Designations of Series A Junior Participating
                    Preferred Stock - filed as Exhibit 3.3 to the 1997 Registration Statement.*

                (d) Amendment to the Company's Restated Certificate of
                    Incorporation to increase the authorized shares of Common Stock from 25,000,000 to 100,000,000 - filed in conjunction with the Company's 2000 definitive proxy statement.*

         (4) Instruments defining the rights of security holders, including indentures.

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

         (10) Material Contracts.

                (a) Form of Indemnification Agreement for Directors and Officers
                    - filed as Exhibit 10.13 to the 1987 Registration
                    Statement.*

                (b) 1992 Combination Stock Option Plan, as amended - filed as
                    Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 30, 1997 (the "September 1997 10-Q").*

                (c) 1988 Employee Stock Purchase Plan, as amended - filed as
                    Exhibit 10.1 to our September 1997 10-Q.*

                (d) 1989 Non-Qualified Stock Option Plan for Non-Employee
                    Directors - filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 30, 1995.*

                (e) Facility Lease dated January 8, 1999 for the premises at 22
                    Cherry Hill Drive - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended December 31, 1998.*

                (f) 1998 Equity Incentive Plan - filed as Exhibit 10 to our Form
                    10-Q/A for the fiscal quarter ended September 30, 1998.*

                (g) Form of Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.*

                (h) Schedule related to Change of Control Agreement - filed as
                    Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.*

         (11) Statement re computation of Per Share Earnings - see Note 1(g), Notes to Consolidated Financial Statements.

         (21) Subsidiaries of the Registrant.

(B) REPORTS ON FORM 8-K

         On January 31, 2001, the Company filed a report on Form 8-K announcing that it had received permission from the Food and Drug Administration
         (FDA) to begin the initial clinical trial of its AbioCor Replacement Heart.
------------
 * In accordance with Rule 12b-32 under the Securities Exchange Act of 1934 reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       ABIOMED, Inc.

Dated:   June 28, 2001                 By: /s/  David M. Lederman
                                           ---------------------------------
                                           DAVID M. LEDERMAN, CHAIRMAN
                                           OF THE BOARD, PRESIDENT AND
                                           CHIEF EXECUTIVE OFFICER

         KNOW ALL BY THESE PRESENTS that each individual whose signature appears below hereby constitutes and appoints David M. Lederman and John F. Thero, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K necessary and advisable to enable ABIOMED, Inc. to comply with the rules, regulations and requirements of the Securities Exchange Act of 1934, as amended, in respect thereof, which amendments may make such changes in the Annual Report on Form 10-K as the aforesaid attorneys-in-fact executing the same deem appropriate.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                               TITLE                                    DATE
                /s/ David M. Lederman                   Chairman of the Board,                   June 28, 2001
          ---------------------------------                 Chief Executive Officer
                  DAVID M. LEDERMAN                         President and Director
                                                            (Principal Executive Officer)

                  /s/ John F. Thero                     Senior Vice President-Finance,           June 28, 2001
          ---------------------------------                 Chief Financial Officer and
                    JOHN F. THERO                           Treasurer (Principal Financial
                                                            Officer)

                 /s/ W. Gerald Austen                   Director                                 June 28, 2001
          ---------------------------------
                   W. GERALD AUSTEN

                 /s/ Paul B. Fireman                    Director                                 June 28, 2001
          ---------------------------------
                   PAUL B. FIREMAN


                 /s/ John F. O'Brien                    Director                                 June 28, 2001
            -------------------------------
                   JOHN F. O'BRIEN

                /s/ Desmond O'Connell                   Director                                 June 28, 2001
            -------------------------------
                  DESMOND O'CONNELL

                 /s/ Henri A. Termeer                   Director                                 June 28, 2001
            -------------------------------
                   HENRI A. TERMEER

                         ABIOMED, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2000 AND 2001
                         TOGETHER WITH AUDITORS' REPORT

                                      INDEX

                                                                                        PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                 F-1

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2000 AND 2001                                F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
ENDED MARCH 31, 1999, 2000 AND 2001                                                      F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1999, 2000 AND 2001                                        F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
ENDED MARCH 31, 1999, 2000 AND 2001                                                      F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                        F-6 - F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ABIOMED, Inc.:

We have audited the accompanying consolidated balance sheets of ABIOMED, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ABIOMED, Inc. and subsidiaries as of March 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
Boston, Massachusetts
May 7, 2001

                         ABIOMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            MARCH 31,
                                                                                   -----------------------------
                                                                                     2000               2001
                                                                                     ----               ----
                                       ASSETS

     CURRENT  ASSETS:
        Cash and cash equivalents (Note 1)                                         $ 101,917         $   90,462
        Short-term marketable securities (Note 1)                                      4,467              2,036
        Accounts receivable, net of allowance for doubtful accounts
            of approximately $184 at March 31, 2000 and 2001 (Note 2)                  6,691             10,028
        Inventories (Note 1)                                                           3,546              3,674
        Prepaid expenses and other current assets                                        526                766
             Total current assets                                                  ---------         ----------
                                                                                     117,147            106,966
                                                                                   ---------         ----------
     PROPERTY AND EQUIPMENT, AT COST (Note 1):
        Machinery and equipment                                                        6,427              7,546
        Furniture and fixtures                                                           622                807
        Leasehold improvements                                                         2,277              3,528
                                                                                   ---------         ----------
                                                                                       9,326             11,881
        Less--Accumulated depreciation and amortization                                5,375              7,129
                                                                                   ---------         ----------
                                                                                       3,951              4,752
                                                                                   ---------         ----------
     INTELLECTUAL PROPERTY AND OTHER ASSETS, NET (Note 3)                                690              6,295
                                                                                   ---------         ----------
                                                                                   $ 121,788         $  118,013
                                                                                   =========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
        Accounts payable                                                           $   1,553         $    2,129
        Accrued expenses (Note 12)                                                     6,151              5,600
        Deferred revenue                                                                 209                996
        Current portion of long-term liabilities (Notes 5 and 7)                         236                242
                                                                                   ---------         ----------
              Total current liabilities                                                8,149              8,967
                                                                                   ---------         ----------
     LONG-TERM LIABILITIES (Notes 5 and 7)                                               715                368

     COMMITMENTS (Notes 7 and 10)

     STOCKHOLDERS' EQUITY (Notes 4 and 8):
        Class B Preferred Stock, $.01 par value-
          Authorized--1,000,000 shares; Issued and outstanding--None                      --                 --
        Common Stock, $.01 par value-
            Authorized--100,000,000 shares; Issued and outstanding--20,455,694 shares and 20,770,714 shares at March 31, 2000 and 2001,
            respectively                                                                 205                208
        Additional paid-in capital                                                   154,408            158,415
      Paid-in capital--warrants                                                           --              3,145
        Accumulated deficit                                                          (41,689)           (53,090)
                                                                                   ---------         ----------
              Total stockholders' equity                                             112,924            108,678
                                                                                   ---------         ----------
                                                                                   $ 121,788         $  118,013
                                                                                   =========         ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                         ABIOMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                                                   YEARS ENDING MARCH 31,
                                                                  ---------------------------------------------------
                                                                      1999                  2000              2001
                                                                      ----                  ----              ----
REVENUES (Note 1):
   Products                                                       $   18,079            $   18,377        $   22,017
   Funded research and development                                     4,011                 4,140             2,879
                                                                  ----------            ----------        ----------
                                                                      22,090                22,517            24,896
                                                                  ----------            ----------        ----------
COSTS AND EXPENSES:
   Cost of product revenues                                            6,772                 5,882             7,375
   Research and development (Note 9)                                  13,450                15,633            22,671
   Selling, general and administrative                                 9,772                12,562            12,411
                                                                  ----------            ----------        ----------
                                                                      29,994                34,077            42,457
                                                                  ----------            ----------        ----------
LOSS FROM OPERATIONS                                                  (7,904)              (11,560)          (17,561)

   Interest and other income, net                                      1,192                 1,106             6,160
                                                                  ----------            ----------        ----------
NET LOSS                                                          $   (6,712)           $  (10,454)       $  (11,401)
                                                                  ==========            ==========        ==========
BASIC AND DILUTED NET LOSS PER SHARE (Note 1):                    $    (0.39)           $    (0.60)       $    (0.55)
                                                                  ==========            ==========        ==========
WEIGHTED AVERAGE  SHARES OUTSTANDING (Note 1):                    17,238,200            17,578,522        20,583,363
                                                                  ==========            ==========        ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         ABIOMED, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                       COMMON STOCK              ADDITIONAL        PAID-IN                              TOTAL
                                  NUMBER              $.01        PAID-IN         CAPITAL -        ACCUMULATED       STOCKHOLDERS'
                                 OF SHARES         PAR VALUE      CAPITAL         WARRANTS           DEFICIT            EQUITY
Balance, March 31, 1998           17,134,030         $ 171     $   57,370         $     --         $  (24,523)       $    33,018

  Stock options exercised            138,800             1            635               --                 --                636
  Stock issued to directors
    and under  employee stock
      purchase plan                   28,774             1            129               --                 --                130
  Net loss                                --            --             --               --             (6,712)            (6,712)
                                 -----------         -----     ----------         --------        -----------        -----------
Balance, March 31, 1999           17,301,604           173         58,134               --            (31,235)            27,072

  Sales of common stock, net       3,000,000            30         95,401               --                 --             95,431
  Stock options exercised            132,998             1            700               --                 --                701
  Stock issued to directors
    and under employee stock
    purchase plan                     21,092             1            173               --                 --                174
  Net loss                                --            --             --               --            (10,454)           (10,454)
                                 -----------         -----     ----------         --------        -----------        -----------
Balance, March 31, 2000           20,455,694           205        154,408               --            (41,689)           112,924

  Issuance of common stock
      and warrants to acquire
      intellectual property          110,000             1          3,145            3,145                 --              6,291
  Stock options exercised            192,344             2            670               --                 --                672
  Stock issued to directors
      and under employee stock
       purchase plan                  12,676            --            192               --                 --                192
  Net loss                                --            --             --               --            (11,401)           (11,401)
                                 -----------         -----     ----------         --------        -----------        -----------
Balance, March 31, 2001           20,770,714         $ 208     $  158,415         $  3,145        $   (53,090)       $   108,678
                                 ===========         =====     ==========         ========        ===========        ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         ABIOMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEARS ENDING MARCH 31,
                                                                         ----------------------------------------------
                                                                            1999              2000              2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $   (6,712)       $ (10,454)        $ (11,401)
   Adjustments to reconcile net loss to net cash used in
       operating activities:
     Depreciation and amortization                                            1,386            1,685             2,968
     Changes in assets and liabilities:
       Accounts receivable, net                                              (1,081)            (254)           (3,337)
       Inventories                                                             (568)            (650)             (128)
       Prepaid expenses and other assets                                       (628)             195              (768)
       Accounts payable                                                      (1,183)             678               576
       Accrued expenses                                                       1,025            1,755              (551)
       Deferred revenue                                                         189             (225)              787
       Long-term liabilities                                                    141              (36)             (105)
                                                                         ----------        ---------         ---------
           Net cash used in operating activities                             (7,431)          (7,306)          (11,959)
                                                                         ----------        ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of short-term marketable securities                40,361           12,748            29,422
   Purchases of short-term marketable securities                            (25,548)          (8,313)          (26,991)
   Purchases of property and equipment                                       (1,552)          (1,358)           (2,555)
                                                                         ----------        ---------         ---------
           Net cash provided by (used in) investing activities               13,261            3,077              (124)
                                                                         ----------        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net                                       --           95,431                --
   Proceeds from exercise of stock options and stock issued
     under employee stock purchase plan                                         766              875               864
   Proceeds from issuance of long-term debt                                      --              615                --
   Repayments of long-term debt and capital lease obligations                    --              (54)             (236)
                                                                         ----------        ---------         ---------
           Net cash provided by financing activities                            766           96,867               628
                                                                         ----------        ---------         ---------
NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         6,596           92,638           (11,455)

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT
  BEGINNING OF YEAR                                                           2,683            9,279           101,917
                                                                         ----------        ---------         ---------
CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT END
  OF YEAR                                                                $    9,279        $ 101,917         $  90,462
                                                                         ==========        =========         =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
    Capital lease obligation incurred for property and equipment         $       --        $     221         $      --
                                                                         ==========        =========         =========
    Issuance of common stock and warrants in exchange for
       purchase of intellectual property                                 $       --        $      --         $   6,291
                                                                         ==========        =========         =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

(1)    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

       ABIOMED, Inc. and subsidiaries (the Company) is engaged primarily in the development, manufacture and marketing of medical products designed to safely and effectively assist or replace the pumping function of the failing heart. The Company is developing and testing battery-powered totally implantable replacement heart systems for patients who would otherwise die from heart failure. The Company currently markets and sells a ventricular assist device for the temporary support of patients with reversible heart failure. The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below.

       (A)    PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and the accounts of its majority-owned subsidiary Abiomed Limited Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

       (B)    USE OF ESTIMATES

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimated or assumed.

       (C)    PRODUCT REVENUES

              The Company primarily recognizes BVS product revenues at the time products are shipped to customers. Product revenues are also recognized under direct sales-type leases when capital equipment is shipped in conjunction with disposable single-use blood pumps. Revenue earned under long-term renewal contracts in which a customer is restocked with blood pumps as needed for a fixed price is recognized ratably over the term of the contract. Service revenues, which are not material, are also recognized ratably over the term of the service contracts. In fiscal 1999, 2000 and 2001, all product revenues were derived from sales of the Company's BVS ventricular assist device and related products. International sales represented 3%, 4% and 3% of product revenues for the fiscal years ended March 31, 1999, 2000 and 2001, respectively. No single customer accounted for greater than 10% of product revenues during fiscal 1999, 2000 or 2001.

              In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and was adopted by the Company beginning with the quarter ended June 30, 2000. SAB 101 outlines basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The adoption of SAB No. 101 did not have a material impact on the Company's financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (CONTINUED)

(1)      SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (D)  FUNDED RESEARCH AND DEVELOPMENT REVENUES

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

       (E)    INVENTORIES

              Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                                     MARCH 31,
                                                               2000             2001
                                                               ----             ----
              Raw materials.......................           $  1,490         $  1,418
              Work-in-process.....................                713              737
              Finished goods......................              1,343            1,519
                                                             --------         --------
                                                             $  3,546         $  3,674
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

              Machinery and equipment includes $123,000 related to assets held under capital leases at March 31, 2001, net of accumulated depreciation of $98,000.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (CONTINUED)


(1)      SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (G)  NET LOSS PER SHARE

              Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the fiscal year. Diluted weighted average shares reflects the dilutive effect, if any, of potential common stock such as options and warrants based on the treasury stock method. No potential common stock is considered dilutive in periods in which a loss is reported, such as the fiscal years ended March 31, 1999, 2000 and 2001, because all such common equivalent shares would be antidilutive. The calculation of diluted weighted average shares outstanding for the years ended March 31, 1999, 2000 and 2001 excludes 95,426, 751,329 and
              1,808,322 options to purchase common stock, respectively. The calculation of diluted weighted average shares outstanding for the year ended March 31, 2001 also excludes warrants to purchase 400,000 shares of common stock issued in connection with the acquisition of intellectual property (see Note 3).

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

              The Company has classified all marketable securities at March 31, 2000 and 2001 as held-to-maturity securities. The amortized cost and market value of marketable securities were approximately $4,467,000 and $4,541,000 at March 31, 2000 and $2,036,000 and
              $2,073,000 at March 31, 2001, respectively. At March 31, 2001, these short-term investments consisted primarily of government grade securities.

       (J)    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

              As of March 31, 2000 and 2001, the Company's financial instruments were comprised of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, equipment term loans and capital lease obligations, the carrying amounts of which approximated fair market value.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (CONTINUED)


(1)      SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (K)  COMPREHENSIVE INCOME

              SFAS No.130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the reported net loss, there were no components of comprehensive income or loss that require disclosure for the years ended March 31, 1999, 2000 and 2001.

         (L)  SEGMENT AND ENTERPRISE-WIDE DISCLOSURES

              SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment--the research, development, and sale of medical devices to assist or replace the pumping function of the failing heart.

         (M)  IMPAIRMENT OF LONG-LIVED ASSETS

              The Company assesses the realizability of long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. The Company reviews its long-lived assets for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.

         (N)  RECENT ACCOUNTING PRONOUNCEMENTS

              In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25. The interpretation clarifies the application of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES in certain situations, as defined. The interpretation became effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which became effective after December 15, 1998. The adoption of FIN No. 44 did not have a material impact on the Company's financial statements.

              SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF SFAS NO. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. These pronouncements require companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity's balance sheet. Changes in fair value may be accounted for as a component of other comprehensive income, provided that

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (CONTINUED)

(1)      SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (O) RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

              certain criteria are met as specified in these pronouncements. The pronouncements will not have a material effect on the Company's results of operations or financial position.

(2)      ACCOUNTS RECEIVABLE

       Accounts receivable include amounts due from customers, excluding long-term amounts due from customers under sales-type leases, net of an allowance for doubtful accounts. Accounts receivable also include amounts due from government and other third-party sources related to the Company's research and development contracts and grants (see Note 1). Accounts receivable included $503,000 and $1,877,000 due in connection with research and development contracts and grants at March 31, 2000 and March 31, 2001, respectively. The contract and grant amounts due at March 31, 2001 included $1,822,000 in connection with AbioCor development that is scheduled to be collected over the remaining term of that contract which expires December 31, 2001.

(3)      ACQUIRED INTELLECTUAL PROPERTY AND OTHER ASSETS

       In September 2000, the Company acquired the exclusive rights to The Pennsylvania State University implantable replacement heart (referred to as the Penn State Heart). The terms of this transaction consisted of payment of 110,000 shares of the Company's common stock, plus the issuance of warrants to purchase up to 400,000 additional shares of the Company's common stock at an exercise price of $0.01 per share. Exercise of the warrants is contingent on the achievement of certain clinical and regulatory milestones with the Penn State Heart by specified dates. In connection with this acquisition, the Company capitalized the purchase cost totaling $6,361,000, which consists of acquisition costs of approximately $70,000, the fair market value of the 110,000 shares of common stock issued and the fair market value of the first traunch of warrants to purchase 110,000 shares of common stock. This amount is classified as intellectual property, a long-term asset in the accompanying consolidated balance sheet. The Company is amortizing this asset ratably over a period of three years, its estimated useful life. The unamortized cost of this asset as of March 31, 2001 was approximately $5,300,000. Beyond the initial 110,000 warrants to purchase common stock, to the extent that the designated milestones are achieved, the Company intends to expense the value of the remaining 290,000 warrants in the period that the milestone is achieved and such warrants become exercisable.

       Intellectual property and other assets also includes costs related to the Company's awarded and pending patents. The Company is amortizing the cost of these patents on a straight-line basis over seven years. The unamortized cost of these patents approximated $356,000 and $773,000 as of March 31, 2000 and 2001, respectively.

       Also included in intellectual property and other assets are long-term accounts receivable related to sales-type leases. The terms of these non-cancelable leases are one to three years. As of March 31, 2000 and 2001, the long-term amount due from these sales-type leases approximated $273,000 and $215,000, respectively.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (CONTINUED)

(4)    CAPITAL STOCK

       Each share of common stock has a voting right of one vote per share and generally has the right to elect, as a class, at least 25% of the Company's directors.

       In March 2000, the Company completed a public offering of 3,000,000 shares of its common stock. Proceeds to the Company from the stock offering, net of direct expenses of approximately $6,569,000, totaled approximately $95,431,000.

       In August 2000, the Company's Board of Directors approved a two-for-one split of the Company's outstanding shares to be effected in the form of a stock dividend. Each shareholder of record at the close of business on August 25, 2000 received one additional share of common stock for each share of common stock held on that date. Shares held for issuance in connection with all stock option plans and rights plans of the Company were also split on a two-for-one basis in accordance with the provisions of each such plan. All share and per share information in these financial statements have been restated for all years to reflect the effect of this two-for-one stock split. In September 2000, the Company issued common stock and warrants to acquire rights to certain intellectual property as described in Note 3. The cost of the common stock and first traunch of the warrants issued in connection with the transaction are included in stockholders' equity at values of $3,145,000 and $3,145,000, respectively.

       The Company has authorized 1,000,000 shares of Class B Preferred Stock, $0.01 par value, of which the designation, rights and privileges can be set by the Board of Directors. No shares of Class B Preferred Stock have been issued or are outstanding.

       In August 1997, the Company declared a dividend of one Preferred Share Purchase Right (the Right) for each outstanding share of common stock to its stockholders of record at August 28, 1997. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock with a par value of $0.01 per share, at a price of $45.00 per one one-thousandth of a share, subject to amendment. In accordance with the terms set forth in the Rights Agreement, the Rights are not exercisable until the occurrence of certain events, as defined. In addition, the registered holders of the Rights will have no rights as a common stockholder of the Company until the Rights are exercised. The terms of the Rights may be amended by the Company's Board of Directors. The Rights expire on August 13, 2007.


(5)    FINANCING ARRANGEMENTS

       The Company had a $3,000,000 unsecured demand line of credit agreement with a bank that the Company elected not to renew after its scheduled termination in October 2000. There were no borrowings under the discontinued line of credit during the fiscal years ended March 31, 1999, 2000 or 2001.

       In October, 1999, the Company entered into equipment term loans with a bank whereby the Company borrowed $615,000 for the acquisition of manufacturing equipment and leasehold improvements. These term loans are subject to various financial covenants, secured by the acquired equipment and leasehold improvements and are to be repaid in equal monthly installments of principal plus variable interest through September 1, 2003. The loans bear

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (CONTINUED)

(5)    FINANCING ARRANGEMENTS (CONTINUED)

       interest at either the bank's prime rate or LIBOR rate then in effect, at the Company's advanced election. The rate in effect for these loans at March 31, 2001 was 8.5%. As of March 31, 2001, approximately $417,000 remains outstanding under these loans, which is included within current and long-term liabilities in the accompanying consolidated balance sheets.

       The following schedule details the future maturities of principal under these term loans (in thousands):

                           YEAR ENDING MARCH 31,
                                2002.............................      $ 167
                                2003............................         167
                                2004............................          83
                                                                       -----
                                                                       $ 417
                                                                       =====

(6)    INCOME TAXES

       The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. The asset and liability approach used under SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities.

       At March 31, 2001, the Company had available net operating loss carryforwards of approximately $49,913,000. The Company also had available, at March 31, 2001, approximately $1,944,000 of tax credit carryforwards to reduce future federal income taxes, if any. The net operating loss and tax credit carryforwards expire through 2021. These carryforwards are subject to review by the Internal Revenue Service and may be subject to limitation in any given year under certain conditions, including a change in the control of the Company.

       The following table summarizes the Company's approximate net operating loss (NOL) and credit carryforwards that are available as of March 31, 2001 to offset future taxable income and income tax, respectively. The NOLs and credit carryforwards are organized by the fiscal year in which they were generated (in thousands).

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (CONTINUED)

(6)      INCOME TAXES (CONTINUED)

                                                                           TAX                DATES OF
           YEAR ENDED MARCH 31,                         NOL              CREDITS             EXPIRATION
           1987...............................          $    --          $   52               3/31/02
           1989...............................               --             144               3/31/04
           1990...............................              532              --               3/31/05
           1991...............................            3,116              50               3/31/06
           1992.............................              6,973              61               3/31/07
           Thereafter.........................           39,292           1,637          3/31/08 - 3/31/21
                                                        -------          ------
                                                        $49,913          $1,944
                                                        =======          ======

       The Company has not given recognition to any of these future tax benefits in the accompanying consolidated financial statements due to the uncertainty surrounding the timing of the realization of the tax benefits. The Company has placed a valuation allowance of approximately $25,685,000 as of March 31, 2001 against its otherwise recognizable net deferred tax asset.

       The deferred tax asset consists of the following (in thousands):

                                                                         MARCH 31,
                                                                   2000             2001
                                                                   ----             ----
Net operating loss and tax credit carryforwards.........       $ 17,216          $  21,910
Purchased technology....................................            563                310
Nondeductible reserves..................................            282                369
Nondeductible accruals..................................          1,921              1,632
Disqualifying stock dispositions........................             --                470
Deferred revenue........................................             --                352
Depreciation............................................            169                381
Other, net..............................................            149                261
                                                               --------           --------
                                                                 20,300             25,685

Less--Valuation allowance...............................        (20,300)           (25,685)
                                                               --------           --------
                                                               $     --           $     --
                                                               ========           ========

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (CONTINUED)

(7)    COMMITMENTS

       As of March 31, 2001, the Company had entered into leases for its facilities and certain equipment under various operating lease agreements with terms through fiscal 2010 and an option, at the Company's election, to terminate in 2005. Total rent expense under these leases, included in the accompanying consolidated statements of operations, was approximately $350,000, $622,000 and $855,000, for fiscal 1999, 2000 and 2001, respectively.

       During the fiscal year ended March 31, 2000, the Company entered into 36-month operating leases totaling approximately $652,000 for the lease of office furniture which have annual rental payments of approximately $215,000. At the end of the initial terms, the Company can either 1) renew the leases for additional 12-month option periods at the then fair market rental value, 2) purchase the furniture at its then fair market value, but no greater than 25% of its original purchase cost or 3) return the furniture to the lessor. Rental expense recorded for these leases during the fiscal years ended March 31, 2000 and 2001 was approximately $88,000 and $215,000, respectively.

       During fiscal 2000, the Company also entered into a 36-month capital lease for computer equipment and software for approximately $221,000. This capital lease has annual rental payments of approximately $83,000. These assets are being used in research and development activities and general operations. At the end of the initial term, the Company can either 1) renew the lease for an additional 6-month option period at a reduced rental rate, 2) purchase the equipment at its then fair market value, but no greater than 12.5% of its original purchase cost or 3) return the equipment to the lessor. The future minimum lease payments are included in current and long-term liabilities in the accompanying consolidated balance sheets.

       Future minimum lease payments under all noncancellable operating and capital leases as of March 31, 2001 are approximately as follows (in thousands):

                                                               OPERATING         CAPITAL
YEAR ENDING MARCH 31,                                            LEASES           LEASE
2002.......................................................    $    993         $   83
2003.......................................................         877             56
2004.......................................................         733             --
2005.......................................................       1,761             --
                                                               --------         ------
Total future minimum lease payments                            $  4,364            139
                                                               ========
Less - amount representing interest                                                (10)
                                                                                ------
Present value of future minimum lease payments                                     129
Less - current portion of lease obligation                                         (75)
                                                                                ------
Long-term portion of lease obligation                                           $   54
                                                                                ======

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (CONTINUED)

(8)    STOCK OPTION AND PURCHASE PLANS

       All stock options granted by the Company under the below-described plans were granted at the fair value of the underlying common stock at the date of grant. Outstanding stock options, if not exercised, expire 10 years from the date of grant.

       The 1992 Combination Stock Option Plan (the Combination Plan), as amended, was adopted in September 1992 as a combination and restatement of the Company's then outstanding Incentive Stock Option Plan and Nonqualified Plan. A maximum of 3,100,000 shares of common stock may be awarded under this plan. Options outstanding under the Combination Plan are held by Company employees and generally become exercisable ratably over five years.

       The 1998 Equity Incentive Plan (the Equity Incentive Plan) was adopted by the Company in August 1998. The Equity Incentive Plan provides for grants of options to key employees, directors, advisors and consultants as either incentive stock options or nonqualified stock options as determined by the Company's Board of Directors. A maximum of 1,000,000 shares of common stock may be awarded under this plan. Options granted under the Equity Incentive Plan are exercisable at such times and subject to such terms as the Board of Directors may specify at the time of each stock option grant. Options outstanding under the Equity Incentive Plan have vesting periods of 3 to 5 years from the date of grant.

       The 2000 Stock Incentive Plan (the 2000 Plan) was adopted by the Company in August 2000. The 2000 Plan provides for grants of options to key employees, directors, advisors and consultants to the Company or its subsidiaries as either incentive or nonqualified stock options as determined by the Company's Board of Directors. Up to 1,400,000 shares of common stock may be awarded under the 2000 Plan and are exercisable at such times and subject to such terms as the Board of Directors may specify at the time of each stock option grant. As of March 31, 2001, no option grants had been awarded under the 2000 Plan.

       The Company has a nonqualified stock option plan for nonemployee directors (the Directors' Plan). The Directors' Plan, as amended, was adopted in July 1989 and provides for grants of options to purchase shares of the Company's common stock to nonemployee Directors of the Company. Up to 400,000 shares of common stock may be awarded under the Directors' Plan. Options outstanding under the Director's Plan have vesting periods of 1 to 5 years from the date of grant.

       The following table summarizes stock option activity under all of the Company's stock option plans:

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (CONTINUED)

(8)      STOCK OPTION AND PURCHASE PLANS (CONTINUED)

                                                                                                       WEIGHTED
                                                                                                    AVG. EXERCISE
                                                           NUMBER OF            EXERCISE                PRICE
                                                            OPTIONS              PRICE                PER SHARE
       Outstanding, March 31, 1998                          1,918,770         $2.81 - $ 9.00             $ 5.45
            Granted                                           674,500           4.63 -  7.25               5.94
            Exercised                                        (138,800)          2.82 -  6.75               4.59
            Canceled                                         (259,700)          2.82 -  7.47               5.89
                                                            ---------
       Outstanding, March 31, 1999                          2,194,770           2.82 -  9.00               5.60
            Granted                                           642,100           4.44 - 33.63               8.03
            Exercised                                        (132,998)          2.82 -  9.00               5.28
            Canceled                                                            4.00 -  8.50               6.04
                                                              (90,176)
                                                            ---------
       Outstanding, March 31, 2000                          2,613,696           2.82 - 33.63               6.20
            Granted                                           713,000          15.56 - 36.53              18.47
            Exercised                                        (192,344)          2.88 -  9.00               4.92
            Canceled                                         (225,654)          2.88 - 33.63              10.17
                                                            ---------
       Outstanding, March 31, 2001                          2,908,698           2.81 - 36.53               9.01
                                                            =========
       Exercisable, March 31, 2001                          1,092,381           2.81 -  7.47               5.49
                                                            =========
       Exercisable, March 31, 2000                            898,416           2.81 -  7.47               5.16
                                                            =========
       Exercisable, March 31, 1999                            766,074         $ 2.81 - $6.94             $ 4.99
                                                            =========
       Shares available for future issuance,
       March 31, 2001                                       1,679,694
                                                            =========

       The following tables summarize certain data for options outstanding and exercisable under all plans at March 31, 2001.

                                                                                                         WEIGHTED
                                                                                          WEIGHTED       AVERAGE
                                                                                           AVERAGE      REMAINING
                                                         NUMBER           RANGE OF        EXERCISE     CONTRACTUAL
                                                       OF SHARES      EXERCISE PRICES       PRICE      LIFE (YEARS)
               Options outstanding, end of year:       194,672        $ 2.81 - $ 4.00     $  3.86      2.58
                                                       883,756            4.44 - 6.06        5.47      5.49
                                                     1,124,270            6.13 - 8.00        6.74      6.95
                                                       706,000          14.13 - 36.53       18.46      9.29
                                                     ---------
                                                     2,908,698                            $  9.01      6.78

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Continued)

(8)      STOCK OPTION AND PURCHASE PLANS (CONTINUED)

                                                                                                         WEIGHTED
                                                                                          WEIGHTED       AVERAGE
                                                                                           AVERAGE      REMAINING
                                                         NUMBER           RANGE OF        EXERCISE     CONTRACTUAL
                                                       OF SHARES      EXERCISE PRICES       PRICE      LIFE (YEARS)
               Options exercisable, end of year:       194,672        $ 2.81 - $ 4.00     $ 3.86         2.58
                                                       570,706            4.44 - 6.06       5.43         4.68
                                                       327,003            6.13 - 7.47       6.57         5.27
                                                     ---------
                                                     1,092,381                            $ 5.49         4.48
                                                     =========

       The Company has an Employee Stock Purchase Plan (the Purchase Plan), as amended. Under the Purchase Plan, eligible employees (including officers and directors) who have completed six months of employment with the Company or its subsidiaries who elect to participate in the Purchase Plan instruct the Company to withhold a specified amount from each payroll period during a six-month payment period (the periods April 1 - September 30 and October 1 - March 31). On the last business day of each payment period, the amount withheld is used to purchase common stock at an exercise price equal to 85% of the lower of its market price on the first business day or the last business day of the payment period. The Company has reserved 200,000 shares of common stock for issuance under the Purchase Plan, of which 120,720 shares are available for future issuance as of March 31, 2001. During the fiscal years ended March 31, 1999, 2000 and 2001, 24,774, 17,092 and 10,772 shares, respectively, of common stock were sold pursuant to the Purchase Plan.

       SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the measurement of the fair value of stock options, stock purchase plans, or warrants granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elect the disclosure-only alternative under SFAS No 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in fiscal 1999, 2000 and 2001 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average information and assumptions are as follows:

                                                                             YEAR ENDED MARCH 31,
                                                                 1999                2000                2001
                                                                 ----                ----                ----
                      Risk-free interest rate                    5.68                6.50%              5.20%
                      Expected dividend yield                      --                  --                 --
                      Assumed life                             5 years             5 years            5 years
                      Assumed volatility                           35%                 48%                64%

       The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (CONTINUED)

(8)    STOCK OPTION AND PURCHASE PLANS (CONTINUED)

       have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       The total fair value of the options granted during fiscal 1999, 2000 and 2001 was computed as approximately $483,000, $1,036,000 and $2,561,000, respectively. Of these amounts approximately $504,000, $655,000 and $1,145,000 would be charged to operations for the years ended March 31, 1999, 2000 and 2001, respectively. The remaining amounts would be amortized over the remaining vesting periods of the underlying options. Additionally, the amounts that would be charged to operations related to the 15% purchase discount received by participants acquiring stock under the Purchase Plan was computed as approximately $31,000, $129,000 and $29,000 for fiscal 1999, 2000 and 2001, respectively. The resulting pro forma compensation expense may not be representative of the amount to be expected in future years as pro forma compensation expense may vary based upon the number of options granted and shares purchased.

       The pro forma net loss and pro forma net loss per common share presented below have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options.

       The pro forma effect of applying SFAS No. 123 for the years ended March 31, 1999, 2000 and 2001 is as follows:

                                                           NET LOSS                         NET LOSS PER SHARE
                                              -----------------------------------    ---------------------------------
                                                AS REPORTED        PRO FORMA           AS REPORTED       PRO FORMA
                                                        (IN THOUSANDS)
    YEAR ENDED MARCH 31,
         1999.................................  $  (6,712)         $  (7,247)          $(0.39)             $(0.42)
         2000.................................  $ (10,454)         $ (11,238)          $(0.60)             $(0.64)
         2001.................................  $ (11,401)         $ (12,575)          $(0.55)             $(0.61)

(9)    RESEARCH AND DEVELOPMENT

       Research and development is a significant portion of the Company's operations. The Company's research and development efforts are focused on the development of new products, primarily related to cardiac assist and heart replacement, including the continued enhancement of the BVS and related technologies. Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing new products and improving existing products, including amortized costs of purchased technology. Costs associated with government-funded contracts and grants are recorded in the accompanying consolidated statements of operations as part of research and development expenses as shown in the table below.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (CONTINUED)

(9)    RESEARCH AND DEVELOPMENT (CONTINUED)

       The Company, at its sole discretion, may elect to further develop government-funded technologies or products by spending resources outside or above the contract limits. In fiscal 2001, the majority of the Company's research and development expenditures were directed towards the development and preparation of the AbioCor Implantable Replacement Heart for initial human clinical trials. These expenditures included amounts funded under the Company's government contract and amounts funded from the Company's own resources. Company funding of such expenses is discretionary and is not included in the contracts and grants costs per above.

       Research and development costs consist of the following amounts (in thousands):

                                                                                 YEAR ENDED MARCH 31,
                                                                        1999              2000             2001
                                                                        ----              ----             ----
      Internally funded...........................................      $ 10,649         $ 12,652         $ 19,349
      Incurred under government contracts and grants..............         2,801            2,981            2,262
      Amortization of technology acquired through Penn
         State Heart acquisition..................................            --               --            1,060
                                                                        --------         --------         --------
      Total research and development                                    $ 13,450         $ 15,633         $ 22,671
                                                                        ========         ========         ========

       In connection with the Company's acquisition of exclusive rights to the Penn State Heart, the Company committed to The Pennsylvania State University that it would use reasonable efforts to further develop the underlying patent rights and technology. If the Company does not make such an effort for at least three years from the date of acquisition, the technology rights can revert back to the University, excluding all improvements made thereto by the Company.

(10)   ROYALTY OBLIGATION

       Through August 3, 2000, the Company incurred a royalty to certain third parties equal on a net basis to approximately 2.1% of certain revenues derived from the BVS. For the years ended March 31, 1999, 2000 and 2001, the amount of this royalty, net of certain reimbursed expenses, was approximately $341,000, $353,000 and $138,000, respectively. These amounts are reflected as part of the cost of product revenues in the accompanying consolidated statements of operation and were paid to the third parties through Abiomed Limited Partnership. With the exception of final administrative matters, the partnership ceased activity after August 3, 2000.

(11)   EMPLOYEE DEFERRED COMPENSATION PROFIT-SHARING PLAN AND TRUST

       The Company has an employee deferred compensation profit-sharing plan (the 401(k) Plan) that covers all employees who are at least 20 years of age. Amounts paid by the Company to match a portion of employees' contributions and discretionary amounts determined by the Company's Board of Directors totaled approximately $239,000, $353,000 and $508,000 for the fiscal years ended March 31, 1999, 2000 and 2001 respectively.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (CONTINUED)

(12)   ACCRUED EXPENSES

       Accrued expenses consist of the following (in thousands):

                                                                                 MARCH 31,
                                                                           2000            2001
                                                                           ----            ----
      Salaries and benefits.....................................        $  2,782         $  3,057
      Contract services.........................................             695              356
      Warranty..................................................             313              406
      Professional fees.........................................           1,020              338
      Other.....................................................           1,341            1,443
                                                                        --------         --------
                                                                        $  6,151         $  5,600
                                                                        ========         ========