Form 10-Q
period 2001-06-30
ABIOMED INC
filed 2001-07-25
CIK 815094

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001
                                                --------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from          to
                                           -----      ------------------

                  Commission file number    0-20584
                                            -------


                                  ABIOMED, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                                   04-2743260
        --------                                                   ----------
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

                         Yes [X]              No [ ]

As of July 20, 2001, there were 20,825,354 shares outstanding of the registrant's Common Stock, $.01 par value.

                         ABIOMED, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                     Page No.

Part I - Financial Information:

  Item 1. Condensed Consolidated Financial Statements

     Consolidated Balance Sheets
          June 30, 2001 and March 31, 2001                                                             3-4

     Consolidated Statements of Operations
          Three Months Ended June 30, 2001
          and June 30, 2000                                                                              5

     Consolidated Statements of Cash Flows
          Three Months Ended June 30, 2001 and
          June 30, 2000                                                                                  6

     Notes to Consolidated Financial Statements                                                       7-11

  Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                           12-16

  Item 3. Quantitative and Qualitative Disclosure About
             Market Risk                                                                                17

Part II - Other Information                                                                             18

     Signatures                                                                                         19

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (in thousands)

                                     ASSETS


                                                                    June 30, 2001          March 31, 2001
                                                                     (unaudited)              (audited)

   Current Assets:
     Cash and cash equivalents (Note 7)                               $ 60,287                 $ 90,462
     Short-term marketable securities (Note 8)                          27,805                    2,036
     Accounts receivable, net of allowance for doubtful accounts
        of $184 at June 30, 2001 and March 31, 2001 (Note 3)             8,001                   10,028
     Inventories (Note 4)                                                3,602                    3,674
     Prepaid expenses and other current assets                           1,435                      766
                                                                    ------------              -----------
             Total  current assets                                     101,130                  106,966
                                                                    ------------              -----------

   Property and Equipment, at cost:
     Machinery and equipment                                             7,917                    7,546
     Furniture and fixtures                                                858                      807
     Leasehold improvements                                              1,883                    3,528
                                                                    ------------              -----------
                                                                        10,658                   11,881

   Less: Accumulated depreciation and amortization                       5,858                    7,129
                                                                    ------------              -----------
                                                                         4,800                    4,752
                                                                    ------------              -----------


   Intellectual Property and Other Assets, net  (Note 9)                 5,641                    6,295
                                                                    ------------              -----------
                                                                      $111,571                 $118,013
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

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     ---------------------------------------
                        (in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         June 30, 2001            March 31, 2001
                                                                          (unaudited)               (audited)

   Current Liabilities:
     Accounts payable                                                       $  2,236                 $  2,129
     Accrued expenses                                                          5,700                    5,600
     Current portion of long-term liabilities                                     77                      242
     Deferred revenues                                                           862                      996
                                                                          -----------               ----------
             Total current liabilities                                         8,875                    8,967
                                                                          -----------               ----------

   Long-Term Liabilities                                                          91                      368

   Stockholders' Equity (Note 5 and 9):
     Class B Preferred Stock, $.01 par value-
             Authorized 1,000,000 shares
             Issued and outstanding-none
                                                                                   -                        -
     Common Stock, $.01 par value-
             Authorized 100,000,000 shares
             Issued and outstanding- 20,816,872 shares at
             June 30, 2001 and 20,770,714 shares at
             March 31, 2001                                                      208                      208
     Additional paid-in capital                                              158,643                  158,415
     Paid-in capital - warrants                                                3,145                    3,145
     Accumulated deficit                                                     (59,391)                 (53,090)
                                                                          -----------               ----------
             Total stockholders' equity                                      102,605                  108,678
                                                                          -----------               ----------
                                                                            $111,571                 $118,013
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

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                 (in thousands, except per share and share data)
                                   (unaudited)


                                                                                  THREE MONTHS ENDED

                                                                         June 30, 2001           June 30, 2000

   Revenues:
      Products                                                              $ 5,747                 $  5,504
      Funded research and development                                           245                      355
                                                                           ---------                ---------
                                                                              5,992                    5,859
                                                                           ---------                ---------

   Costs and expenses:
      Cost of product revenues                                                1,991                    1,935
      Research and development (Note 10)                                      7,144                    4,491
      Selling, general and administrative                                     4,144                    2,977
                                                                           ---------                ---------
                                                                             13,279                    9,403
                                                                           ---------                ---------

   Loss from operations                                                      (7,287)                  (3,544)

   Interest and other income                                                    986                    1,559
                                                                           ---------                ---------

   Net loss                                                                 $(6,301)                 $(1,985)
                                                                           =========                =========

   Basic and diluted net loss per share (Note 6):                           $ (0.30)                 $ (0.10)

   Weighted average shares outstanding (Note 6):                          20,791,903              20,463,894




                   The accompanying notes are an integral part of these consolidated financial statements.

                         ABIOMED, INC. AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS (continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (in thousands)
                                   (unaudited)


                                                                                  THREE MONTHS ENDED

                                                                        June 30, 2001             June 30, 2000
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $   (6,301)               $   (1,985)
     Adjustments to reconcile net loss to net cash
        used in operating activities-
             Depreciation and amortization                                      999                       504
             Changes in assets and liabilities-
                  Accounts receivable, net                                    2,027                       197
                  Inventories                                                    72                      (203)
                  Prepaid expenses and other assets                            (582)                     (311)
                  Accounts payable                                              107                      (157)
                  Accrued expenses                                              (34)                     (845)
                  Long-term liabilities                                          (7)                        -
                                                                         -----------                ----------
                    Net cash used in operating activities                    (3,719)                   (2,800)
                                                                         -----------                ----------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of short-term marketable securities                   -                     2,350
     Purchases of short-term marketable securities                          (25,769)                   (8,949)
     Purchases of property and equipment                                       (480)                     (676)
                                                                         -----------                ----------

                    Net cash used by investing activities                   (26,249)                   (7,275)
                                                                         -----------                ----------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                    228                       127
     Repayment of long-term debt and capital lease obligation                  (435)                      (59)
                                                                         -----------                ----------

                    Net cash (used) provided by financing activities           (207)                       68
                                                                         -----------                ----------

   NET DECREASE IN CASH AND CASH EQUIVALENTS                                (30,175)                  (10,007)

   CASH AND CASH EQUIVALENTS, EXCLUDING
   MARKETABLE SECURITIES, AT BEGINNING OF PERIOD                             90,462                   101,917
                                                                         -----------                ----------

   CASH AND CASH EQUIVALENTS, EXCLUDING
   MARKETABLE SECURITIES, AT END OF PERIOD                                $  60,287                 $  91,910
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


1.       BASIS OF PREPARATION

         The unaudited consolidated financial statements of ABIOMED, Inc. (the Company), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest audited financial statements. These audited statements are contained in our Form 10-K for the year ended March 31, 2001 and have been filed with the Securities and Exchange Commission.

         In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of June 30, 2001 and for the three months then ended. The results of operations for the three months ended June 30, 2001 may not be indicative of the results that may be expected for the full fiscal year.


2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, and the accounts of its majority-owned subsidiary, Abiomed Limited Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.


3.       ACCOUNTS RECEIVABLE

         Accounts receivable include amounts due from customers, net of allowance for doubtful accounts. Accounts receivable also include amounts due from government and other third party sources related to the Company's research and development contracts and grants. These research and development contracts and grants generally provide for payment on a cost-plus-fixed-fee basis. The Company recognizes revenues under its government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. The Company retains rights to all technological discoveries and products resulting from these efforts.


4.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)


4.       INVENTORIES (CONTINUED)

                                                            June 30,                 March 31,
                                                              2001                      2001
                                                       -------------------       ------------------

              Raw materials                                 $ 1,406                   $ 1,418
              Work-in-process                                   845                       737
              Finished goods                                  1,351                     1,519
                                                           ---------                 ---------
                                                            $ 3,602                   $ 3,674
                                                           =========                 =========

Finished goods and work-in-process inventories consist of direct material, labor and overhead. Inventories do not currently include any costs associated with AbioCor(TM) or other products under development.


5.       STOCKHOLDERS' EQUITY

         During the three months ended June 30, 2001, options to purchase 385,500 shares of Common Stock were granted at prices ranging from $11.563 to $23.480. During that same period options to purchase 58,875 shares were canceled and options to purchase 55,650 shares of Common Stock were exercised at prices ranging from $3.500 to $8.000 per share.

6.       NET LOSS PER COMMON SHARE

         Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common stock such as options and warrants based on the treasury stock method. No potential common stock is considered dilutive in periods in which a loss is reported, such as the three month periods ended June 30, 2001 and 2000, because all such common equivalent shares would be antidilutive. The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2001 and June 30, 2000 excludes 1,664,178 and 1,686,142 options to purchase common stock, respectively. The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2001 also excludes warrants to purchase 400,000 shares of common stock issued in connection with the purchase of intellectual property (see Note 9).

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


8.       MARKETABLE SECURITIES

         The Company classifies any security with a maturity date of greater than 90 days at the time of purchase as marketable securities and classifies marketable securities with a maturity of greater than one year from the balance sheet date as long-term investments. Under Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities. At June 30, 2001, the amortized cost of these securities approximated market value.


9.       INTELLECTUAL PROPERTY AND OTHER ASSETS

         In September 2000, the Company acquired the exclusive rights to The Pennsylvania State University implantable replacement heart (referred to as the Penn State Heart). The terms of these transactions consisted of payment of 110,000 shares of the Company's common stock, plus the issuance of warrants to purchase up to 400,000 additional shares of the Company's common stock at an exercise price of $0.01 per share. Exercise of the warrants is contingent on the achievement of certain clinical and regulatory milestones with the Penn State Heart by specified dates. In connection with this acquisition, the Company capitalized the purchase cost totaling $6,361,000, which consists of acquisition costs of approximately $70,000, the fair market value of the 110,000 shares of common stock issued and the fair market value of the first traunch of warrants to purchase 110,000 shares of common stock. This amount is classified as intellectual property, a long-term asset in the accompanying consolidated balance sheet. The Company is amortizing this asset ratably over a period of three years, its estimated useful life. The unamortized cost of this asset as of June 30, 2001 and March 31, 2001 was approximately $4,771,000 and $5,300,000, respectively. Beyond the initial 110,000 warrants to purchase common stock, to the extent that the designated milestones are achieved, the Company intends to expense the value of the remaining 290,000 warrants in the period that the milestone is achieved and such warrants become exercisable. None of these remaining warrants had become exercisable as of June 30, 2001.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)


9.       INTELLECTUAL PROPERTY AND OTHER ASSETS (CONTINUED)

         Also included in other assets are long-term accounts receivable related to sales-type leases. The terms of these non-cancelable leases are one to three years. As of June 30, 2001, the long-term amount due from these sales-type leases approximated $143,000. As of March 31, 2001, the long-term amount due from these sales-type leases approximated $215,000.

         Other assets also include the unamortized cost of a number of awarded and pending patents. As of June 30, 2001, the unamortized cost of these patents approximated $723,000. As of March 31, 2001, the unamortized cost of these patents approximated $773,000.


10.      RESEARCH AND DEVELOPMENT

         Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing and testing new products and improving existing products, including amortized costs of purchased technology. Research and development costs consist of the following amounts (in thousands).

                                                              Three Months Ended
                                                          June 30,            June 30,
                                                            2001               2000
                                                       ---------------    ----------------

Internally funded                                        $  6,408            $  4,211
Incurred under government contracts and grants                206                 280
Amortization of purchased technology                          530                   -
                                                         --------            --------

Total research and development                           $  7,144            $  4,491
                                                         ========            ========


11.    COMPREHENSIVE INCOME

         SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the reported net loss, there were no components of comprehensive income or loss that require disclosure for the three months ending June 30, 2001 or June 30, 2000.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                    ITEM 1: FINANCIAL STATEMENTS (continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited, continued)


12.      SEGMENT AND ENTERPRISE WIDE DISCLOSURES

         SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment-- the research, development and sale of medical devices to assist or replace the pumping function of the failing heart.


13.      ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF SFAS NO. 133 require companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity's balance sheet. Changes in fair value may be accounted for as a component of other comprehensive income, provided that certain criteria are met as specified in these pronouncements. The Company had no such derivative or hedging instruments for the three months ended June 30, 2001 and June 30, 2000.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2001


PRODUCT REVENUES

         Product revenues increased by $0.2 million, or 4%, to $5.7 million in the three months ended June 30, 2001 from $5.5 million in the three months ended June 30, 2000. The increase in product revenues is primarily attributable to increased international sales of BVS(R) blood pumps. Domestic sales accounted for 88% and 98% of total product revenue during the three months ended June 30, 2001 and 2000, respectively.

FUNDED RESEARCH AND DEVELOPMENT REVENUES

         Funded research and development revenues were $0.2 million in the three months ended June 30, 2001, a decrease of 31% from revenues of $0.4 million in the three months ended June 30, 2000. Revenues from government contracts and grants continue to decline as we focus our resources more on product development activities and less on the types of early-stage research activities that are often supported by the government.

         We account for funded research and development revenues under our government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. As of June 30, 2001, our total backlog of research and development contracts and grants was $0.9 million. All of these contracts and grants contain provisions that make them terminable at the convenience of the government. ABIOMED retains rights to commercialize all technological discoveries and products resulting from these efforts.


COST OF PRODUCT REVENUES

         Cost of product revenues as a percentage of product revenues was 35% for both the three months ended June 30, 2001 and 2000. Costs reductions during the current period approximating 2.1% of BVS product revenues resulting from the discontinuation after August 3, 2000 of royalty obligations due to the Abiomed Limited Partnership were offset by production inefficiencies resulting from starting up our new BVS blood pump manufacturing facility and to a higher proportion of relatively lower margin BVS console sales, including sales of our

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


COST OF PRODUCT REVENUES (CONTINUED)

new backup/transport console, in the June 30, 2001 quarter compared to the prior year.


RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased by $2.6 million, or 59% to $7.1 million in the three months ended June 30, 2001, from $4.5 million in the three months ended June 30, 2000. Research and development expenses were 119% of total revenues for the quarter ended June 30, 2001 and 77% of total revenues for the quarter ended June 30, 2000. The increase in expenditures during the quarter just ended was primarily due to increased spending for the AbioCor and Penn State Heart implantable replacement hearts.

         Research and development expenses during the three months ended June 30, 2001 included $4.8 million of expenses incurred in connection with development activities for the AbioCor, compared to $3.7 million for the same period of the prior year. The increase in AbioCor spending was primarily attributable to increased manufacturing, testing, and documentation activities associated with preparation for our initial clinical trials that began in early July 2001. The Company is currently expensing as research and development expense all inventory costs associated with the AbioCor. Quarterly costs related to AbioCor inventory is highly variable depending upon the timing of receipts of materials from vendors. These costs have been increasing in preparation for the clinical trials.

         Included in research and development expenses during the three months ended June 30, 2001 were $1.4 million in costs related to development of the Penn State Heart of which $0.5 million represented amortization of technology capitalized in connection with its acquisition. There were no research and development expenses incurred by the Company in connection with the Penn State Heart in the three months ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $1.1 million, or 39%, to $4.1 million in the three months ended June 30, 2001, from $3.0 million in the three months ended June 30, 2000. Expenditures increased to 69% of total revenues from 51% of total revenues in the same period a year earlier. The increase was primarily attributable to increased staffing, public relations activities and sales commissions.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


INTEREST AND OTHER INCOME

         Interest and other income consist primarily of interest earned on our investment balances, net of interest and other expenses. Interest and other income decreased by $0.6 million to $1.0 million for the three months ended June 30, 2001 from $1.6 million for the three months ended June 30, 2000. The decrease was due to lower average funds available for investment during the quarter just ended and reduced yields on investments resulting from lower interest rates.


NET LOSS

         Net loss for the three months ended June 30, 2001 was approximately $6.3 million, or $0.30 per share. This compares to a net loss of approximately $2.0 million, or $0.10 per share, in the same period of the previous year. The losses for both periods are primarily attributable to the Company's development and pre-clinical testing costs associated with the AbioCor.


LIQUIDITY AND CAPITAL RESOURCES

         We have supported our operations primarily with net revenues from sales of our BVS product line, government contracts and proceeds from our equity financings. As of June 30, 2001, our cash, cash equivalents and marketable securities totaled $88.1 million.

         During the three months ended June 30, 2001, operating activities used $3.7 million of cash. Net cash used by operating activities during this period reflected a net loss of $6.3 million, including non-cash depreciation and amortization expense of $1.0 million, and an increase in prepaid expenses and other assets of $0.6 million. These uses of cash were partially offset by a decrease in accounts receivable and inventory of $2.0 million and $0.1 million, respectively, and an increase in accounts payable of $0.1 million.

         During the three months ended June 30, 2001, investing activities used $26.3 million of cash. Approximately $25.8 million in cash was used for the acquisition of short-term marketable securities. We also expended cash for capital equipment and leasehold improvements of $0.5 million during the three months ended June 30, 2001.

         Financing activities used $0.2 million of cash during the quarter ended June 30, 2001. Cash used to pay off equipment term loans of $0.4 million was partially offset by $0.2 million of cash received as a result of stock options exercised during the period.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Income taxes incurred during the three months ended June 30, 2001 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

          We believe that our revenue from product sales and government contracts, together with existing resources will be sufficient to fund our planned operations, including the planned increases in our internally funded AbioCor, Penn State Heart and new BVS development and product extension efforts, for more than the next twelve months. However, we may require significant additional funds in order to complete the development, conduct clinical trials, and achieve regulatory approvals of the AbioCor, Penn State Heart and other products under development over the next several years. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.


RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

         This document contains forward-looking statements, including statements regarding new products under development and adequacy of existing resources. The Company's actual results, including our AbioCor and Penn State Heart development, BVS enhancements and adequacy of resources may differ materially based on a number of factors, both known and unknown, including: uncertainty of product development, clinical trials and commercial acceptance; complex manufacturing; high quality requirements; the need to demonstrate required reliability of products under development; dependence on key personnel; risks associated with a growing number of employees; difficulties in recruiting required human resources on schedule; competition and technological change, government regulations including the FDA and other regulatory agencies; risks associated with international expansion; dependence on limited sources of supply; future capital needs and uncertainty of additional funding; dependence on third-party reimbursement; potential inadequacy of product liability insurance; dependence on patents and proprietary rights; and other risks detailed in our Form 10-K for the year ended March 31, 2001 which was filed with the Securities and Exchange Commission. Investors are cautioned that all such statements involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS (CONTINUED)

that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                         ABIOMED, INC. AND SUBSIDIARIES
                    PART 1. FINANCIAL INFORMATION (continued)
                 ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK


         The Company does not use derivative financial instruments for speculative or trading purposes. However, it is exposed to market risk related to changes in interest rates. The Company maintains an investment portfolio consisting mainly of federal agency obligations, state and municipal bonds, and U.S. Treasury notes with maturities of one year or less. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2001, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold the majority of its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

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


                                                ABIOMED, Inc.



Date: July 25, 2001                             /s/ David M. Lederman
                                                --------------------------------
                                                David M. Lederman
                                                CEO and President



Date: July 25, 2001                             /s/  John F. Thero
                                                --------------------------------
                                                John F. Thero
                                                Senior Vice President Finance
                                                and Treasurer
                                                Chief Financial Officer
                                                Principal Accounting Officer