Form 10-Q
period 2001-09-30
ABIOMED INC
filed 2001-10-25
CIK 815094

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-20584

ABIOMED, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	04-2743260 (IRS Employer No.)

22 CHERRY HILL DRIVE
DANVERS, MASSACHUSETTS 01923
(Address of principal executive offices, including zip code)

(978) 777-5410
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/    No / /

    As of October 23, 2001, there were 20,902,790 shares outstanding of the registrant's Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.
Part I—Financial Information:
Item 1. Condensed Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets
September 30, 2001 and March 31, 2001	3–4
Consolidated Statements of Operations
Three and Six Months Ended September 30, 2001 and September 30, 2000	5
Consolidated Statements of Cash Flows
Six Months Ended September 30, 2001 and September 30, 2000	6
Notes to Consolidated Financial Statements	7–11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12–18
Item 3. Quantitative and Qualitative Disclosure About Market Risk	19
Part II—Other Information	20
Signatures	21

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

ASSETS

	September 30, 2001	March 31, 2001
Current Assets:
Cash and cash equivalents (Note 7)	$51,606	$90,462
Short-term marketable securities (Note 8)	32,144	2,036
Accounts receivable, net of allowance for doubtful accounts of $215 at September 30, 2001 and $184 at March 31, 2001 (Note 3)	5,695	10,028
Inventories (Note 4)	4,259	3,674
Prepaid expenses and other current assets	1,161	766

Total current assets	94,865	106,966

Property and Equipment, at cost:
Machinery and equipment	8,105	7,546
Furniture and fixtures	912	807
Leasehold improvements	1,934	3,528

	10,951	11,881
Less: Accumulated depreciation and amortization	6,247	7,129

	4,704	4,752

Intellectual Property and Other Assets, net (Note 9)	5,236	6,295

	$104,805	$118,013

The accompanying notes are an integral part
of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED BALANCE SHEETS (continued)
(unaudited)
(in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2001	March 31, 2001
Current Liabilities:
Accounts payable	$2,034	$2,129
Accrued expenses	5,021	5,600
Current portion of long-term liabilities	78	242
Deferred revenues	1,579	996

Total current liabilities	8,712	8,967

Long-Term Liabilities	56	368
Stockholders' Equity (Notes 5 and 9):
Class B Preferred Stock, $.01 par value—
Authorized—1,000,000 shares
Issued and outstanding—none	—	—
Common Stock, $.01 par value—
Authorized—100,000,000 shares
Issued and outstanding—20,897,910 shares at September 30, 2001 and 20,770,714 shares at March 31, 2001	209	208
Additional paid-in capital	159,175	158,415
Paid-in capital—warrants	3,145	3,145
Accumulated deficit	(66,492)	(53,090)

Total stockholders' equity	96,037	108,678

	$104,805	$118,013

The accompanying notes are an integral part
of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share and share data)

	Three Months Ended		Six Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Revenues:
Products	$4,237	$4,953	$9,984	$10,457
Funded research and development	107	2,032	352	2,387

	4,344	6,985	10,336	12,844

Costs and expenses:
Cost of product revenues	1,183	1,485	3,174	3,420
Research and development (Note 10)	7,171	5,605	14,315	10,096
Selling, general and administrative	3,900	2,959	8,044	5,936

	12,254	10,049	25,533	19,452

Loss from operations	(7,910)	(3,064)	(15,197)	(6,608)
Interest and other income	809	1,584	1,795	3,143

Net loss	$(7,101)	$(1,480)	$(13,402)	$(3,465)

Basic and diluted net loss per share (Note 6):	$(0.34)	$(0.07)	$(0.64)	$(0.17)
Weighted average shares outstanding (Note 6):	20,857,821	20,517,925	20,826,003	20,492,611

The accompanying notes are an integral part
of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	September 30, 2001	September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,402)	$(3,465)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	1,955	995
Changes in assets and liabilities—
Accounts receivable, net	4,333	(1,358)
Inventories	(585)	(366)
Prepaid expenses and other assets	(470)	(192)
Accounts payable	(95)	(94)
Accrued expenses and deferred revenues	4	(959)
Long-term liabilities	(22)	(97)

Net cash used in operating activities	(8,282)	(5,536)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of short-term marketable securities	1,150	39,697
Purchases of short-term marketable securities	(31,258)	(44,147)
Purchases of property and equipment	(773)	(1,197)

Net cash used by investing activities	(30,881)	(5,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock issued under employee stock purchase plan	761	370
Repayment of long-term debt and capital lease obligation	(454)	(117)

Net cash provided by financing activities	307	253

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,856)	(10,930)
CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT BEGINNING OF PERIOD	90,462	101,917

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT END OF PERIOD	$51,606	$90,987

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock and warrants in exchange for purchase of intangible assets	$—	$6,291

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

    In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of September 30, 2001 and for the three and six months then ended. The results of operations for the three and six months ended September 30, 2001 may not be indicative of the results that may be expected for the full fiscal year.

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

4.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	Sept. 30, 2001	Mar. 31, 2001
Raw materials	$1,500	$1,418
Work-in-process	1,222	737
Finished goods	1,537	1,519

	$4,259	$3,674

    Finished goods and work-in-process inventories consist of direct material, labor and overhead. Inventories do not currently include any costs associated with AbioCor™ or other products under development.

5.  Stockholders' Equity

    During the six months ended September 30, 2001, options to purchase 354,500 shares of Common Stock were granted at prices ranging from $11.563 to $23.480. During that same period options to purchase 214,750 shares were canceled and options to purchase 118,581 shares of Common Stock were exercised at prices ranging from $3.125 to $8.000 per share. During the six months ended September 30, 2001, the Company distributed 7,619 shares of Common Stock in connection with its Employee Stock Purchase Plan.

6.  Net Loss Per Common Share

    Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common stock such as options and warrants based on the treasury stock method. No potential common stock is considered dilutive in periods in which a loss is reported, such as the six month periods ended September 30, 2001 and 2000, because all such common equivalent shares would be antidilutive. The calculation of diluted weighted average shares outstanding for the three and six months ended September 30, 2001 and September 30, 2000 excludes the options to purchase common stock as shown below.

Potential Dilutive Shares from Exercise of Common Stock Options
Three months ended September 30, 2001	1,434,529
Three months ended September 30, 2000	1,945,359
Six months ended September 30, 2001	1,507,215
Six months ended September 30, 2000	1,875,722

    The calculation of diluted weighted average shares outstanding for the three and six months ended September 30, 2001 also excludes warrants to purchase 400,000 shares of common stock issued in connection with the purchase of intellectual property (see Note 9).

7.  Cash and Cash Equivalents

    The Company classifies any marketable security with a maturity date of 90 days or less at the time of purchase as a cash equivalent.

8.  Marketable Securities

    The Company classifies any security with a maturity date of greater than 90 days at the time of purchase as marketable securities and classifies marketable securities with a maturity of greater than one year from the balance sheet date as long-term investments. Under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities. At September 30, 2001, the amortized cost of these securities approximated market value.

9.  Intellectual Property and Other Assets

    In September 2000, the Company acquired the exclusive rights to The Pennsylvania State University implantable replacement heart (referred to herein as the Penn State Heart). The terms of these transactions consisted of payment of 110,000 shares of the Company's common stock, plus the issuance of warrants to purchase up to 400,000 additional shares of the Company's common stock at an exercise price of $0.01 per share. Exercise of the warrants is contingent on the achievement of certain clinical and regulatory milestones with the Penn State Heart by specified dates. In connection with this acquisition, the Company capitalized the purchase cost totaling $6,361,000, which consists of acquisition costs of approximately $70,000, the fair market value of the 110,000 shares of common stock issued and the fair market value of the first traunch of warrants to purchase 110,000 shares of common stock. This amount is classified as intellectual property, a long-term asset in the accompanying consolidated balance sheet. The Company is amortizing this asset ratably over a period of three years, its estimated useful life. The unamortized cost of this asset as of September 30, 2001 and March 31, 2001 was approximately $4,240,000 and $5,300,000, respectively. Beyond the initial 110,000 warrants to purchase common stock, to the extent that the designated milestones are achieved, the Company intends to expense the value of the remaining 290,000 warrants in the period that the milestone is achieved and such warrants become exercisable. None of these remaining warrants had become exercisable as of September 30, 2001.

    Also included in other assets are long-term accounts receivable related to sales-type leases. The terms of these non-cancelable leases are one to three years. As of September 30, 2001, the long-term amount due from these sales-type leases approximated $53,000. As of March 31, 2001, the long-term amount due from these sales-type leases approximated $215,000.

    Other assets also include the unamortized cost of a number of awarded and pending patents. As of September 30, 2001, the unamortized cost of these patents approximated $934,000. As of March 31, 2001, the unamortized cost of these patents approximated $773,000.

10. Research and Development

    Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing and testing new products and improving existing products, including amortized costs of purchased technology. Research and development costs consist of the following amounts (in thousands).

	Three Months Ended		Six Months Ended
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
Internally funded	$6,552	$3,995	$12,960	$8,206
Incurred under government contracts and grants	89	1,610	295	1,890
Amortization of purchased technology	530	—	1,060	—

Total research and development	$7,171	$5,605	$14,315	$10,096

11. Comprehensive Income

    SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the reported net loss, there were no components of comprehensive income or loss that require disclosure for the three or six months ended September 30, 2001 or September 30, 2000.

12. Segment and Enterprise Wide Disclosures

    SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. Substantially all the Company's assets are located within the United States. International sales accounted for 7% and 4% of total product revenue during the three months ended September 30, 2001 and 2000, respectively and 10% and 3% for the six months ended September 30, 2001 and 2000, respectively.

13. Accounting for Derivative Instruments and Hedging Activities

    SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133 require companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity's balance sheet. The Company had no such derivative or hedging instruments for the three and six months ended September 30, 2001 and September 30, 2000.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001

  PRODUCT REVENUES

    Product revenues decreased by $0.8 million, or 14%, from $5.0 million in the three months ended September 30, 2000 to $4.2 million in the three months ended September 30, 2001. The decrease in product revenues is primarily attributable to lower sales of the BVS® systems to new customers offset partially by a 5% increase in revenues from customer reorders of BVS disposable blood pumps and related accessories. The majority of medical centers in the U.S. that perform open-heart surgery have already purchased the BVS system. Our primary sales emphasis is on increasing use and reorders of the BVS disposable blood pumps and related accessories at existing customers while seeking to expand our presence internationally. Domestic sales accounted for 93% and 96% of total product revenue during the three months ended September 30, 2001 and 2000, respectively.

  FUNDED RESEARCH AND DEVELOPMENT REVENUES

    Funded research and development revenues were $0.1 million in the three months ended September 30, 2001, a 95% decrease as compared to revenues of $2.0 million in the three months ended September 30, 2000. The higher revenues during the quarter ended September 30, 2000 reflect recognition of a $1.8 million award from the National Heart Lung and Blood Institute (NHLBI) as additional funding under an existing AbioCor Implantable Replacement Heart (AbioCor) contract. The decline in revenues from government contracts and grants reflect both the advance of the AbioCor beyond the pre-clinical government supported research stage and recent prioritization of development personnel to clinical trial and product development activities over the types of research stage activities that are supported by government contracts and grants.

    We account for funded research and development revenues under our government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. As of September 30, 2001, our total backlog of research and development contracts and grants was $0.8 million. All of these contracts and grants contain provisions that make them terminable at the convenience of the government. ABIOMED retains rights to commercialize all technological discoveries and products resulting from these efforts.

  COST OF PRODUCT REVENUES

    Cost of product revenues as a percentage of product revenues decreased to 28% in the three months ended September 30, 2001 from 30% in the three months ended September 30, 2000. This improvement in gross margin is primarily the result of proportionately higher shipments of BVS blood pumps during the quarter relative to BVS consoles. BVS blood pumps are sold at higher average gross margins than BVS consoles.

  RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses increased by $1.6 million, or 28% to $7.2 million in the three months ended September 30, 2001, from $5.6 million in the three months ended September 30, 2000. Research and development expenses were 165% of total revenues for the quarter ended September 30, 2001 and 80% of total revenues for the quarter ended September 30, 2000. The increase in expenditures during the quarter just ended was primarily due to increased spending for the AbioCor and Penn State Heart implantable replacement hearts.

    Research and development expenses during the three months ended September 30, 2001 included $4.9 million of expenses incurred in connection with development activities for the AbioCor, compared to $3.8 million for the same period of the prior year. The increase in AbioCor spending was attributable to our initial clinical trials that began in July 2001 and the increased manufacturing, testing, and documentation activities associated with preparation for the clinical trials. The Company is currently expensing as research and development expenses all inventory costs associated with the AbioCor. Quarterly expenses related to AbioCor inventory are highly variable depending upon the timing of receipts of materials from vendors.

    Research and development expenses during the three months ended September 30, 2001 included $1.3 million in costs related to development of the Penn State Heart as compared to $0.4 million for the three months ended September 30, 2000. Included in the development costs for the Penn State Heart for the quarter ended September 30, 2001 was $0.5 million of amortization of technology capitalized in connection with its acquisition.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased by $0.9 million, or 32%, to $3.9 million in the three months ended September 30, 2001, from $3.0 million in the three months ended September 30, 2000. The increase was primarily attributable to increased headcount and related costs, public relations activities and increased expenses associated with international sales.

  INTEREST AND OTHER INCOME

    Interest and other income consist primarily of interest earned on our investment balances, net of interest and other expenses. Interest and other income decreased by $0.8 million to $0.8 million for the three months ended September 30, 2001 from $1.6 million for the three months ended September 30, 2000. The decrease was due to lower average funds available for investment during the quarter just ended and reduced yields on investments resulting from lower average interest rates.

  NET LOSS

    Net loss for the three months ended September 30, 2001 was approximately $7.1 million, or $0.34 per share. This compares to a net loss of approximately $1.5 million, or $0.07 per share, in the same period of the previous year. The loss for the quarter ended September 30, 2001 is primarily attributable to lower total revenues and to increases in the Company's development and clinical testing costs associated with the AbioCor.

SIX MONTHS ENDED SEPTEMBER 30, 2001

  PRODUCT REVENUES

    Product revenues decreased by $0.5 million, or 5%, to $10.0 million in the six months ended September 30, 2001 from $10.5 million in the six months ended September 30, 2000. The decrease in product revenues is primarily attributable to lower sales of the BVS system to new customers. The majority of medical centers in the U.S. that perform open-heart surgery have already purchased the BVS system. Our primary sales emphasis is on increasing use and reorders of the BVS disposable blood pumps and related accessories at existing customers while seeking new customers internationally. Domestic sales accounted for 90% and 97% of total product revenue during the six months ended September 30, 2001 and 2000, respectively.

  FUNDED RESEARCH AND DEVELOPMENT REVENUES

    Funded research and development revenues were $0.3 million in the six months ended September 30, 2001 as compared to $2.4 million in the six months ended September 30, 2000, an 85% decrease. The higher revenues during the prior six months ended September 30, 2000 was primarily due to recognition of a $1.8 million award from the National Heart Lung and Blood Institute (NHLBI) as additional funding under an existing AbioCor contract. The decline in revenues from government contracts and grants reflect both the advance of the AbioCor beyond the pre-clinical government supported research stage and recent prioritization of development personnel to clinical trial and product development activities over the types of research stage activities that are supported by government contracts and grants.

    We account for funded research and development revenues under our government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. As of September 30, 2001, our total backlog of research and development contracts and grants was $0.8 million. All of these contracts and grants contain provisions that make them terminable at the convenience of the government. ABIOMED retains rights to commercialize all technological discoveries and products resulting from these efforts.

  COST OF PRODUCT REVENUES

    Cost of product revenues as a percentage of product revenues decreased to 32% in the six months ended September 30, 2001 from 33% in the six months ended September 30, 2000. This increase in gross margin reflects increased average selling prices of BVS disposable blood pumps and to the expiration of a royalty incurred through August 3, 2000 on BVS product sales.

  RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses increased by $4.2 million, or 42% to $14.3 million in the six months ended September 30, 2001, from $10.1 million in the six months ended September 30, 2000. Research and development expenses were 138% of total revenues for the six months ended September 30, 2001 and 79% of total revenues for the six months ended September 30, 2000. The increase in expenditures during the year to date period just ended was primarily due to increased spending for the AbioCor and Penn State Heart implantable replacement hearts.

    Research and development expenses during the six months ended September 30, 2001 included $9.6 million of expenses incurred in connection with development activities for the AbioCor, compared to $7.4 million for the same period in the prior year. The increase in AbioCor spending was attributable to our initial clinical trials that began in early July 2001 and the increased manufacturing, testing, and documentation activities associated with preparation for the clinical trials. The Company is currently expensing as research and development expenses all inventory costs associated with the AbioCor. Expenses related to AbioCor inventory are highly variable depending upon the timing of receipts of materials from vendors.

    Research and development expenses during the six months ended September 30, 2001 included $2.7 million in costs related to development of the Penn State Heart compared to $0.4 million for the same period in the prior year. Included in the development costs for the Penn State Heart for the quarter ended September 30, 2001 was $1.1 million of amortization of technology capitalized in connection with its acquisition.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased by $2.1 million, or 36%, to $8.0 million in the six months ended September 30, 2001, from $5.9 million in the six months ended September 30, 2000. The increase was primarily attributable to increased headcount and related costs, public relations activities and expenses associated with our international subsidiary.

  INTEREST AND OTHER INCOME

    Interest and other income consist primarily of interest earned on our investment balances, net of interest and other expenses. Interest and other income decreased by $1.3 million to $1.8 million for the six months ended September 30, 2001 from $3.1 million for the six months ended September 30, 2000. The decrease was due to lower average funds available for investment during the quarter just ended and reduced yields on investments resulting from lower average interest rates.

  NET LOSS

    Net loss for the six months ended September 30, 2001 was approximately $13.4 million, or $0.64 per share. This compares to a net loss of approximately $3.5 million, or $0.17 per share, in the same period of the previous year. The loss for the six months ended September 30, 2001 is primarily attributable to lower total revenues and to increases in the Company's development and clinical testing costs associated with the AbioCor.

  LIQUIDITY AND CAPITAL RESOURCES

    We have supported our operations primarily with net revenues from sales of our BVS product line, government contracts and proceeds from our equity financings. As of September 30, 2001, our cash, cash equivalents and marketable securities totaled $83.8 million.

    During the six months ended September 30, 2001, operating activities used $8.3 million of cash. Net cash used by operating activities during this period reflected a net loss of $13.4 million, including non-cash depreciation and amortization expense of $2.0 million, an increase in inventory of $0.6 million, an increase in prepaid expenses and other assets of $0.5 million and a decrease in accounts payable of $0.1 million. These uses of cash were partially offset by a decrease in accounts receivable of $4.3 million.

    During the six months ended September 30, 2001, investing activities used $30.9 million of cash. Approximately $30.1 million in cash was used for the acquisition of short-term marketable securities, net of sales of similar securities. We also expended cash for capital equipment and leasehold improvements of $0.8 million during the six months ended September 30, 2001.

    Financing activities provided $0.3 million of cash during the six months ended September 30, 2001. Cash used to pay off equipment term loans of $0.5 million was offset by $0.8 million of cash received as a result of stock options exercised during the period and the purchase of shares by employees under the Employee Stock Purchase Plan.

    Income taxes incurred during the six months ended September 30, 2001 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

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

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE
ABOUT MARKET RISK

    The Company does not use derivative financial instruments for speculative or trading purposes. However, it is exposed to market risk related to changes in interest rates. The Company maintains an investment portfolio consisting mainly of federal agency obligations, state and municipal bonds, and U.S. Treasury notes with maturities of one year or less. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2001, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold the majority of its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    No material change.

Item 2.  Changes in Securities

    None

Item 3.  Defaults upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    At the Company's Annual Meeting of Shareholders held on August 8, 2001, the stockholders approved the following:

    Elected two persons to serve as Class II directors as follows:

Director	Votes for	Votes Withheld
W. Gerald Austen	18,478,754	50,208
Paul B. Fireman	18,478,804	50,158

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

ABIOMED, INC.
Date: October 25, 2001	/s/ DAVID M. LEDERMAN David M. Lederman CEO and President
Date: October 25, 2001	/s/ JOHN F. THERO John F. Thero Senior Vice President Finance and Treasurer Chief Financial Officer Principal Accounting Officer

QuickLinks

ABIOMED, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
CONSOLIDATED BALANCE SHEETS (unaudited) (in thousands)
ASSETS
CONSOLIDATED BALANCE SHEETS (continued) (unaudited) (in thousands, except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share and share data)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
ABIOMED, INC. AND SUBSIDIARIES PART 1. FINANCIAL INFORMATION ITEM 1: FINANCIAL STATEMENTS (continued) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ABIOMED, INC. AND SUBSIDIARIES PART 1. FINANCIAL INFORMATION ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABIOMED, INC. AND SUBSIDIARIES PART 1. FINANCIAL INFORMATION ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ABIOMED, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
ABIOMED, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
SIGNATURES