Form 10-Q
period 2001-12-31
ABIOMED INC
filed 2002-01-24
CIK 815094

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        As of January 22, 2002, there were 20,914,620 shares outstanding of the registrant's Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Part I—Financial Information:
Item 1. Condensed Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets
December 31, 2001 and March 31, 2001
Consolidated Statements of Operations
Three and Nine Months Ended December 31, 2001 and December 31, 2000
Consolidated Statements of Cash Flows
Nine Months Ended December 31, 2001 and December 31, 2000
Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Part II—Other Information
Signatures

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

ASSETS

	December 31, 2001	March 31, 2001
Current Assets:
Cash and cash equivalents (Note 7)	$42,202	$90,462
Short-term marketable securities (Note 8)	36,269	2,036
Accounts receivable, net of allowance for doubtful accounts of $190 at December 31, 2001 and $184 at March 31, 2001 (Note 3)	5,552	10,028
Inventories (Note 4)	5,140	3,674
Prepaid expenses and other current assets	1,032	766

Total current assets	90,195	106,966

Property and Equipment, at cost:
Machinery and equipment	8,460	7,546
Furniture and fixtures	934	807
Leasehold improvements	1,984	3,528

	11,378	11,881
Less: Accumulated depreciation and amortization	6,680	7,129

	4,698	4,752

Intellectual Property and Other Assets, net (Note 9)	4,790	6,295

	$99,683	$118,013

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (Continued)

CONSOLIDATED BALANCE SHEETS (continued)
(unaudited)
(in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2001	March 31, 2001
Current Liabilities:
Accounts payable	$2,635	$2,129
Accrued expenses	5,735	5,600
Current portion of long-term liabilities	73	242
Deferred revenues	1,551	996

Total current liabilities	9,994	8,967

Long-term Liabilities	27	368
Stockholders' Equity (Notes 5 and 9):
Class B Preferred Stock, $.01 par value Authorized- 1,000,000 shares Issued and outstanding-none	—	—
Common Stock, $.01 par value Authorized- 100,000,000 shares Issued and outstanding- 20,906,890 shares at December 31, 2001 and 20,770,714 shares at March 31, 2001	209	208
Additional paid-in capital	159,244	158,415
Paid-in capital—warrants	3,145	3,145
Accumulated deficit	(72,936)	(53,090)

Total stockholders' equity	89,662	108,678

	$99,683	$118,013

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share and share data)

	Three Months Ended		Nine Months Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
Revenues:
Products	$5,591	$5,689	$15,575	$16,145
Funded research and development	318	260	670	2,647

	5,909	5,949	16,245	18,792

Costs and expenses:
Cost of product revenues	1,530	1,913	4,704	5,333
Research and development (Note 10)	7,557	6,439	21,872	16,535
Selling, general and administrative	3,883	2,919	11,927	8,854

	12,970	11,271	38,503	30,722

Loss from operations	(7,061)	(5,322)	(22,258)	(11,930)
Interest and other income	616	1,568	2,411	4,710

Net loss	$(6,445)	$(3,754)	$(19,847)	$(7,220)

Basic and diluted net loss per share (Note 6):	$(0.31)	$(0.18)	$(0.95)	$(0.35)
Weighted average shares outstanding (Note 6):	20,903,608	20,636,511	20,849,854	20,537,356

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	December 31, 2001	December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,847)	$(7,220)
Adjustments to reconcile net loss to net cash
Used in operating activities-
Depreciation and amortization	2,956	1,994
Changes in assets and liabilities-
Accounts receivable, net	4,476	(1,770)
Inventories	(1,466)	(260)
Prepaid expenses and other assets	(462)	(294)
Accounts payable	506	107
Accrued expenses and deferred revenues	689	(382)
Long-term liabilities	(37)	(100)

Net cash used in operating activities	(13,185)	(7,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of short-term marketable securities	1,900	44,147
Purchases of short-term marketable securities	(36,133)	(49,217)
Purchases of property and equipment	(1,200)	(1,836)

Net cash used in investing activities	(35,433)	(6,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock issued under employee stock purchase plan	831	325
Repayment of long-term debt and capital lease obligation	(473)	(177)

Net cash provided by financing activities	358	148

NET DECREASE IN CASH AND CASH EQUIVALENTS	(48,260)	(14,683)
CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT BEGINNING OF PERIOD	90,462	101,917

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT END OF PERIOD	$42,202	$87,234

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock and warrants in exchange for purchase of intangible assets	$—	$6,291

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

        In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of December 31, 2001 and for the three and nine months then ended. The results of operations for the three and nine months ended December 31, 2001 may not be indicative of the results that may be expected for the full fiscal year.

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

4.    Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	Dec. 31, 2001	Mar. 31, 2001
Raw materials	$1,909	$1,418
Work-in-process	1,307	737
Finished goods	1,924	1,519

	$5,140	$3,674

        Finished goods and work-in-process inventories consist of direct material, labor and overhead. Inventories do not currently include any costs associated with AbioCor™ or other products under development as these costs are expensed as research and development.

5.    Stockholders' Equity

        During the nine months ended December 31, 2001, options to purchase 390,700 shares of Common Stock were granted at prices ranging from $11.563 to $24.120. During that same period options to purchase 232,450 shares were canceled and options to purchase 127,831 shares of Common Stock were exercised at prices ranging from $3.125 to $15.344 per share. During the nine months ended December 31, 2001, the Company distributed 7,619 shares of Common Stock in connection with its Employee Stock Purchase Plan.

6.    Net Loss Per Common Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common stock such as options and warrants based on the treasury stock method. No potential common stock is considered dilutive in periods in which a loss is reported, such as the three and nine month periods ended December 31, 2001 and 2000, because all such common equivalent shares would be antidilutive. The calculation of diluted weighted average shares outstanding for the three and nine months ended December 31, 2001 and December 31, 2000 excludes the options to purchase common stock as shown below.

Potential Dilutive Shares from Exercise of Common Stock Options
Three months ended December 31, 2001	1,472,317
Three months ended December 31, 2000	2,061,901
Nine months ended December 31, 2001	1,554,974
Nine months ended December 31, 2000	1,910,281

The calculation of diluted weighted average shares outstanding for the three and nine months ended December 31, 2001 also excludes warrants to purchase up to 400,000 shares of common stock issued in connection with the purchase of intellectual property (see Note 9).

7.    Cash and Cash Equivalents

        The Company classifies any marketable security with a maturity date of 90 days or less at the time of purchase as a cash equivalent.

8.    Marketable Securities

        The Company classifies any security with a maturity date of greater than 90 days at the time of purchase as marketable securities and classifies marketable securities with a maturity of greater than one year from the balance sheet date as long-term investments. Under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities. At December 31, 2001, the amortized cost of these securities approximated market value.

9.    Intellectual Property and Other Assets

        In September 2000, the Company acquired the exclusive rights to The Pennsylvania State University implantable replacement heart (referred to herein as the Penn State Heart). The terms of these transactions consisted of payment of 110,000 shares of the Company's common stock, plus the issuance of warrants to purchase up to 400,000 additional shares of the Company's common stock at an exercise price of $0.01 per share. Vesting of the warrants is contingent upon the achievement of certain clinical and regulatory milestones with the Penn State Heart by specified dates. In connection with this acquisition, the Company capitalized the purchase cost totaling $6,361,000, which consists of acquisition costs of approximately $70,000, the fair market value of the 110,000 shares of common stock issued and the fair market value of the first traunch of warrants to purchase 110,000 shares of common stock. This amount is classified as intellectual property, a long-term asset in the accompanying consolidated balance sheet. The Company is amortizing this asset ratably over a period of three years, its estimated useful life. The unamortized cost of this asset as of December 31, 2001 and March 31, 2001 was approximately $3,710,000 and $5,300,000, respectively. Beyond the initial 110,000 warrants to purchase common stock, to the extent that the designated milestones are achieved, the Company intends to expense the value of the remaining 290,000 warrants in the period that the milestone is achieved and such warrants become exercisable. None of these remaining warrants had become exercisable as of December 31, 2001.

        Other assets also include the unamortized cost of a number of awarded and pending patents. As of December 31, 2001, the unamortized cost of these patents approximated $1,065,000. As of March 31, 2001, the unamortized cost of these patents approximated $773,000.

        Also included in other assets as of March 31, 2001 are long-term accounts receivable of approximately $215,000 related to sales-type leases. The terms of these non-cancelable leases are one to three years. As of December 31, 2001, there were no long-term accounts receivable related to sales-type leases.

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

	Three Months Ended		Nine Months Ended
	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 2001	Dec. 31, 2000
Internally funded	$6,988	$5,730	$19,948	$13,936
Incurred under government contracts and grants	39	179	334	2,069
Amortization of purchased technology	530	530	1,590	530

Total research and development	$7,557	$6,439	$21,872	$16,535

11.  Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the reported net loss, there were no components of comprehensive income or loss that require disclosure for the three or nine months ended December 31, 2001 or December 31, 2000.

12.  Segment and Enterprise Wide Disclosures

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. Substantially all the Company's assets are located within the United States. International sales accounted for 9% and 4% of total product revenue during the three months ended December 31, 2001 and 2000, respectively and 10% and 3% for the nine months ended December 31, 2001 and 2000, respectively.

13.  Accounting for Derivative Instruments and Hedging Activities

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133 requires companies to reflect the fair value of all derivative instruments, including those embedded in other contracts, as assets or liabilities in an entity's balance sheet. The Company had no such derivative or hedging instruments for the three and nine months ended December 31, 2001 and December 31, 2000.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001

  PRODUCT REVENUES

        Product revenues decreased by $0.1 million, or 2%, from $5.7 million in the three months ended December 31, 2000 to $5.6 million in the three months ended December 31, 2001. The decrease in product revenues is primarily attributable to lower sales of the BVS® systems to new customers and reduced revenues from sales-type leases offset partially by an increase in revenues from customer reorders of BVS disposable blood pumps and related accessories. The majority of medical centers in the U.S. that perform open-heart surgery have already purchased the BVS system. Our primary sales emphasis is on increasing use and reorders of the BVS disposable blood pumps and related accessories at existing customers while seeking to expand our presence internationally. Domestic sales accounted for 91% and 96% of total product revenue during the three months ended December 31, 2001 and 2000, respectively.

  FUNDED RESEARCH AND DEVELOPMENT REVENUES

        Funded research and development revenues were $0.3 million in the three months ended December 31, 2001 and 2000, respectively. These revenues include revenues under government contracts and grants and payments by certain medical centers for costs incurred by us to provide them with specialized training.

        We account for funded research and development revenues as work is performed. As of December 31, 2001, our total backlog of government research and development contracts and grants was $0.8 million. All of these contracts and grants contain provisions that make them terminable at the convenience of the government. ABIOMED retains rights to commercialize all technological discoveries and products resulting from these efforts.

  COST OF PRODUCT REVENUES

        Cost of product revenues as a percentage of product revenues decreased to 27% in the three months ended December 31, 2001 from 34% in the three months ended December 31, 2000. This improvement in gross margin is partially the result of proportionately higher shipments of BVS blood pumps during the quarter relative to BVS consoles which are sold at higher average gross margins than BVS consoles, as well as improved manufacturing productivity. Additionally, costs in the quarter ended December 31, 2000 were higher due to production inefficiencies associated with the production startup of the BVS 5000t Transport/Backup console and transitional costs related to the moving and qualification of the current, but then new, BVS manufacturing facility.

  RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses increased by $1.2 million, or 17% to $7.6 million in the three months ended December 31, 2001, from $6.4 million in the three months ended December 31, 2000. Research and development expenses were 128% of total revenues for the quarter ended December 31, 2001 and 108% of total revenues for the quarter ended December 31, 2000. The increase in expenditures during the quarter just ended was primarily due to increased spending for the AbioCor.

        Research and development expenses during the three months ended December 31, 2001 included $5.6 million of expenses incurred in connection with development activities for the AbioCor, compared to $4.4 million for the same period of the prior year. The increase in AbioCor spending was attributable to our initial clinical trials that began in July 2001 and the increased manufacturing, testing, and documentation activities associated with preparation for the clinical trials. The Company is currently expensing as research and development expenses all inventory costs associated with the AbioCor. Quarterly expenses related to AbioCor inventory are highly variable depending upon the timing of receipts of materials from vendors.

        Research and development expenses during each of the three months ended December 31, 2001 and 2000 included $1.1 million in costs related to development of the Penn State Heart. Included in the development costs for the Penn State Heart for each of the quarters ended December 31, 2001 and 2000 was $0.5 million of amortization of technology capitalized in connection with its acquisition.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses increased by $1.0 million, or 33%, to $3.9 million in the three months ended December 31, 2001, from $2.9 million in the three months ended December 31, 2000. The increase was primarily attributable to increased headcount and related costs, public relations activities and increased expenses associated with international sales.

  INTEREST AND OTHER INCOME

        Interest and other income consist primarily of interest earned on our investment balances, net of interest and other expenses. Interest and other income decreased by $1.0 million to $0.6 million for the three months ended December 31, 2001 from $1.6 million for the three months ended December 31, 2000. The decrease was due to lower average funds available for investment during the quarter just ended and reduced yields on investments resulting from lower average interest rates.

  NET LOSS

        Net loss for the three months ended December 31, 2001 was approximately $6.4 million, or $0.31 per share. This compares to a net loss of approximately $3.8 million, or $0.18 per share, in the same period of the previous year. The loss for the quarter ended December 31, 2001 is primarily attributable to the substantial investment we are making towards developing and clinically testing the AbioCor.

NINE MONTHS ENDED DECEMBER 31, 2001

  PRODUCT REVENUES

        Product revenues decreased by $0.5 million, or 4%, to $15.6 million in the nine months ended December 31, 2001 from $16.1 million in the nine months ended December 31, 2000. The decrease in product revenues is primarily attributable to lower sales of the BVS system to new customers. The majority of medical centers in the U.S. that perform open-heart surgery have already purchased the BVS system. Our primary sales emphasis is on increasing use and reorders of the BVS disposable blood pumps and related accessories at existing customers while seeking new customers internationally. Domestic sales accounted for 90% and 97% of total product revenue during the nine months ended December 31, 2001 and 2000, respectively.

  FUNDED RESEARCH AND DEVELOPMENT REVENUES

        Funded research and development revenues were $0.7 million in the nine months ended December 31, 2001 as compared to $2.6 million in the nine months ended December 31, 2000, a 75% decrease. The higher revenues during the prior nine months ended December 31, 2000 was primarily due to recognition of a $1.8 million award from the National Heart Lung and Blood Institute (NHLBI)

as additional funding under an existing AbioCor contract. The decline in revenues from contracts and grants reflect both the advance of the AbioCor beyond the pre-clinical government supported research stage and recent prioritization of development personnel to clinical trial and product development activities over the types of research stage activities that are supported by government contracts and grants.

        We account for funded research and development revenues under contracts and grants as work is performed. As of December 31, 2001, our total backlog of research and development contracts and grants was $0.8 million. All of these contracts and grants contain provisions that make them terminable at the convenience of the government. ABIOMED retains rights to commercialize all technological discoveries and products resulting from these efforts.

  COST OF PRODUCT REVENUES

        Cost of product revenues as a percentage of product revenues decreased to 30% in the nine months ended December 31, 2001 from 33% in the nine months ended December 31, 2000. This increase in gross margin reflects increased average selling prices on reorder blood pumps as well as improved manufacturing productivity and the expiration of a royalty incurred through August 3, 2000 on BVS product sales.

  RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses increased by $5.4 million, or 32% to $21.9 million in the nine months ended December 31, 2001, from $16.5 million in the nine months ended December 31, 2000. Research and development expenses were 135% of total revenues for the nine months ended December 31, 2001 and 88% of total revenues for the nine months ended December 31, 2000. The increase in expenditures during the year to date period just ended was primarily due to increased spending for the AbioCor and the Penn State Heart implantable replacement hearts.

        Research and development expenses during the nine months ended December 31, 2001 included $15.6 million of expenses incurred in connection with development activities for the AbioCor, compared to $12.3 million for the same period in the prior year. The increase in AbioCor spending was attributable to our initial clinical trials that began in early July 2001 and the increased manufacturing, testing, and documentation activities associated with preparation for the clinical trials. The Company is currently expensing as research and development expenses all inventory costs associated with the AbioCor. Expenses related to AbioCor inventory are highly variable depending upon the timing of receipts of materials from vendors.

        Research and development expenses during the nine months ended December 31, 2001 included $3.9 million in costs related to development of the Penn State Heart compared to $1.3 million for the same period in the prior year. Included in the development costs for the Penn State Heart for the nine months ended December 31, 2001 was $1.6 million of amortization of technology capitalized in connection with its acquisition compared to $0.5 million for such amortization in the same period in the prior year.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses increased by $3.0 million, or 35%, to $11.9 million in the nine months ended December 31, 2001, from $8.9 million in the nine months ended December 31, 2000. The increase was primarily attributable to increased headcount and related costs, public relations activities and increased expenses associated with international sales.

  INTEREST AND OTHER INCOME

        Interest and other income consist primarily of interest earned on our investment balances, net of interest and other expenses. Interest and other income decreased by $2.3 million to $2.4 million for the nine months ended December 31, 2001 from $4.7 million for the nine months ended December 31, 2000. The decrease was due to lower average funds available for investment during the nine months just ended and reduced yields on investments resulting from lower average interest rates.

  NET LOSS

        Net loss for the nine months ended December 31, 2001 was approximately $19.8 million, or $0.95 per share. This compares to a net loss of approximately $7.2 million, or $0.35 per share, in the same period of the previous year. The loss for the nine months ended December 31, 2001 is primarily attributable to lower total revenues and to the substantial investment we are making towards developing and clinically testing the AbioCor.

  LIQUIDITY AND CAPITAL RESOURCES

        We have supported our operations primarily with net revenues from sales of our BVS product line, government contracts and proceeds from our equity financings. As of December 31, 2001, our cash, cash equivalents and marketable securities totaled $78.5 million.

        During the nine months ended December 31, 2001, operating activities used $13.2 million of cash. Net cash used by operating activities during this period reflected a net loss of $19.8 million, including non-cash depreciation and amortization expense of $3.0 million, an increase in inventory of $1.5 million, and an increase in prepaid expenses and other assets of $0.5 million. These uses of cash were partially offset by a decrease in accounts receivable of $4.5 million and an increase in accounts payable, accrued expenses and deferred revenues of $1.2 million.

        During the nine months ended December 31, 2001, investing activities used $35.4 million of cash. Approximately $34.2 million in cash was used for the acquisition of short-term marketable securities, net of sales of similar securities. We also expended cash for capital equipment and leasehold improvements of $1.2 million during the nine months ended December 31, 2001.

        Financing activities provided $0.4 million of cash during the nine months ended December 31, 2001. Cash used to pay off equipment term loans of $0.5 million was offset by $0.8 million of cash received as a result of stock options exercised during the period and the purchase of shares by employees under the Employee Stock Purchase Plan.

        Income taxes incurred during the nine months ended December 31, 2001 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

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

  RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

        This document contains forward-looking statements, including statements regarding new products under development and adequacy of existing resources. The Company's actual results, including our AbioCor and Penn State Heart development, BVS enhancements and adequacy of resources may differ materially based on a number of factors, both known and unknown, including: uncertainty of product development, clinical trials and commercial acceptance; complex manufacturing; high quality requirements; the need to demonstrate required reliability of products under development; dependence on key personnel; risks associated with a growing number of employees; difficulties in recruiting required human resources on schedule; competition and technological change, government regulations including the FDA and other regulatory agencies; risks associated with international expansion; dependence on limited sources of supply; future capital needs and uncertainty of additional funding; dependence on third-party reimbursement; potential inadequacy of product liability insurance; dependence on patents and proprietary rights; and other risks detailed in our Form 10-K for the year ended March 31, 2001 and updated in subsequent Form 10-Q filings, all of which have been filed with the Securities and Exchange Commission. Investors are cautioned that all such statements involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE

ABOUT MARKET RISK

        The Company does not use derivative financial instruments for speculative or trading purposes. However, it is exposed to market risk related to changes in interest rates. The Company maintains an investment portfolio consisting mainly of federal agency obligations, state and municipal bonds, and U.S. Treasury notes with maturities of one year or less. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2001, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold the majority of its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.		Legal Proceedings
None
Item 2.		Changes in Securities
None
Item 3.		Defaults upon Senior Securities
None
Item 4.		Submission of Matters to a Vote of Security Holders
None
Item 5.		Other Information
None
Item 6.		Exhibits and Reports on Form 8-K
	a)	Exhibits
None
	b)	Reports on Form 8-K

        On December 6, 2001, the Company filed a report on Form 8-K under Item 5. No financial statements were included with this filing.

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, INC.
Date: January 24, 2002	/s/ DAVID M. LEDERMAN David M. Lederman CEO and President
Date: January 24, 2002	/s/ JOHN F. THERO John F. Thero Senior Vice President Finance and Treasurer Chief Financial Officer Principal Accounting Officer

QuickLinks

ABIOMED, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
ABIOMED, INC. AND SUBSIDIARIES PART 1. FINANCIAL INFORMATION ITEM 1: FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED BALANCE SHEETS (continued)
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