Form 10-K/A
period 2002-03-31
ABIOMED INC
filed 2002-07-17
CIK 815094

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-K/A
                                (Amendment No. 1)



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

================================================================================



     The Undersigned Registrant hereby amends and restates its Annual Report on Form 10-K for the year ended March 31, 2002, to correct for typographical errors. In particular, cost and per share information reported in the tables of increases and (decreases) in financial data that appear on pages 26, 28 and F-12 have been corrected to conform with one another. These corrections are marked in this amendment to our Annual Report on Form 10-K/A.



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



     We expended $15.6, $28.7 and $27.4 million on research and development in fiscal 2000, 2001 and 2002, respectively. These amounts included $11.5, $16.6 and $21.2 million, respectively, for AbioCor development and testing and $6.3 million in fiscal 2001 for the Company's acquisition of patented technology and marketing rights to the Penn State Heart. Since our inception, U.S. government agencies, particularly the NHLBI, have provided significant support to our product development efforts when such products are in their early stages of research and development. As of March 31, 2002, our total backlog of research and development contracts and grants was $0.7 million. All of these contracts and grants contain provisions making them terminable at the convenience of the government.



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

                          INCREASES AND (DECREASES) IN
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     AS A RESULT OF RESTATEMENTS (UNAUDITED)
                      (In thousands, except per share data)



                                                                 FISCAL YEARS ENDED MARCH 31,
                                                   1998         1999         2000         2001         2002
                                                   ----         ----         ----         ----         ----
STATEMENT OF OPERATIONS DATA:
Revenues (1):
  Products ...................................   $   (239)    $   (822)    $     48     $ (2,103)    $  2,154
  Funded research and development ............     (1,097)         461          432          262        1,119
                                                 --------     --------     --------     --------     --------
         Total revenues ......................     (1,336)        (361)         480       (1,841)       3,273
                                                 --------     --------     --------     --------     --------
Costs and expenses:
  Cost of product revenues (1) ...............       (140)        (308)         (12)        (153)         630
   Research and development:
     Internally incurred R&D costs (2) .......          -            -            -          695            -
     Acquired technology costs, net (3) ......          -            -            -        5,301       (2,120)
  Selling general and administrative                    -            -            -            -            -
                                                 --------     --------     --------     --------     --------
         Total costs and expenses ............       (140)        (308)         (12)       5,843       (1,490)
                                                 --------     --------     --------     --------     --------

Income (loss) from operations ................     (1,196)         (53)         492       (7,684)       4,763
Interest and other income, net ...............          -            -            -            -            -
                                                 --------     --------     --------     --------     --------
Income (loss) from continuing operations .....     (1,196)         (53)         492       (7,684)       4,763
Income (loss) from discontinued operations ...          -            -            -            -            -
                                                 --------     --------     --------     --------     --------
Net income (loss).............................   $ (1,196)    $    (53)    $    492     $ (7,684)    $  4,763
                                                 --------     --------     --------     --------     --------

Income (loss) from continuing operations per
share ........................................   $  (0.07)    $      -     $   0.03     $  (0.37)    $   0.23
Income from discontinued operations
per share ....................................          -            -            -            -            -
                                                 --------     --------     --------     --------     --------
Net income (loss) per share ..................   $  (0.07)    $      -     $   0.03     $  (0.37)    $   0.23

Weighted average shares outstanding ..........          -            -            -            -            -
                                                 --------     --------     --------     --------     --------
                                                   16,148       17,238       17,579       20,583       20,869
BALANCE SHEET DATA:(4)                                                     MARCH 31,
                                                   1998         1999         2000         2001         2002
                                                   ----         ----         ----         ----         ----
Cash, cash equivalents and marketable
securities .................................     $      -     $      -     $      -     $      -     $      -
Working capital ............................       (2,432)      (2,485)      (1,993)      (3,623)        (980)
Total assets (3) ...........................            -            -         (448)      (5,935)      (3,279)
Accrued expenses ...........................        1,869        1,100          208         (451)        (404)
Deferred revenue ...........................          563        1,385        1,337        3,440        1,286
Long-term liabilities ......................            -            -            -            -            -
Stockholders' equity .......................       (2,432)      (2,485)      (1,993)      (8,924)      (4,161)




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



(4) Because these modifications reflect timing of revenues and expenses and other non-cash related adjustments, certain of the Company's balance sheet data has changed including intangible assets, deferred revenue and accrued expenses. The Company's overall capital resources, in particular cash and marketable securities, were not changed as a result of these restatements.

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

     The following table presents increases and decreases to our previously reported operating results for each of the three years ending on March 31, 2002 that resulted in the aforementioned restatements:

             CHANGES IN PREVIOUSLY REPORTED AMOUNTS
               (THOUSANDS, EXCEPT PER SHARE DATA)



                                                      YEAR ENDED MARCH 31,
                                                  2000        2001        2002
                                                  ----        ----        ----
     Revenues:
          Products ............................  $    48     $(2,103)    $ 2,154
          Funded research and development .....      432         262       1,119
                                                 -------     -------     -------
               Total revenues .................      480      (1,841)      3,273
                                                 -------     -------     -------
     Costs and expenses:
          Cost of product revenues ............      (12)       (153)        630
          Research and development:
              Internally incurred R&D costs ...        -         695           -
              Acquired technology costs, net...        -       5,301      (2,120)
          Selling, general and administrative..        -           -           -
                                                 -------     -------     -------
               Total costs and expenses .......      (12)      5,843      (1,490)
                                                 -------     -------     -------
     Income (loss) from operations ............      492      (7,684)      4,763
                                                 -------     -------     -------
     Interest and other income, net ...........        -           -           -
                                                 -------     -------     -------

     Net income (loss) ........................  $   492     $(7,684)    $ 4,763
                                                 -------     -------     -------

     Net income (loss) per share ..............  $  0.03     $ (0.37)    $  0.23
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



     In our restated accounting for this second category of contracts, we do not recognize any revenue based on the time elapsed method but only on a units basis. Under this units basis we calculate the average price per blood pump using the maximum number of pumps allowed under the contract, provided that if no maximum number is provided in the contract, we estimate the anticipated usage based upon historical experience and input from the customer. We recognize revenue based upon this calculated average price per blood pump upon shipment of each pump. To the extent that our deferral of revenues for potential additional pump usage proves to be too high because the customer uses fewer blood pumps than the contractual maximum number of additional blood pumps, or, where applicable, fewer than our estimated number of additional blood pumps, the remaining deferred revenue at the end of the contract term is recognized at that time.



     The following table presents the amounts of revenue recognized under extended-term contracts for each of the two categories described above during each of the three years ended March 31, 2002, as restated (in millions):



                                                             YEAR ENDED MARCH 31,
                                                             --------------------
                                                           2000      2001      2002
                                                           ----      ----      ----
 Revenues by category of contract:
      First category .................................    $  1.3    $  2.0    $  1.6
      Second category ................................       3.8       1.0       1.0
                                                          ------    ------    ------
           Total extended-term contracts .............    $  5.1    $  3.0    $  2.6
                                                          ------    ------    ------
 Percent of total extended-term contract revenue from
 contracts using:
      Contractual maximums to calculate average price
      per pump ............                                    0%       53%       52%
      Estimated usage to calculate average price per
      pump ..............................................    100%       47%       48%




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

     We also modified our accounting for our AbioCor development contract. Phase II of that contract, which commenced in fiscal 1997 and continued into fiscal 2002, provided an aggregate of $10.3 million in funding for the Company's research and development efforts related to the AbioCor on a cost-plus-fixed-fee basis. The full amount of the contract was funded through periodic appropriation by its government sponsors. From the early stages of Phase II of this contract, our research and development costs for this development project exceeded the contract amount. We have received payment of the full amount of this contract. We previously recorded revenue on this contract at the time of government appropriation provided that the Company had incurred qualified costs under the contract to support our recognizing that full amount under the contract on a cost-plus-fixed-fee basis. In periods in which the appropriated amount exceeded the calculated revenues on a cost-plus-fixed-fee basis, we recognized revenues based on the cost-plus-fixed fee calculation. Because government appropriations were made periodically, and generally only once per year, this resulted in relatively large amounts of revenues recognized in certain fiscal periods and no revenue recognized from this contract in other fiscal periods over the term of the contract. In our restated accounting, we have recognized the appropriated amount of the contract ratably based upon elapsed time resulting in revenue recognized at a relatively consistent level of revenue recognized over the term of the contract. Our restated revenues relating to this contract are included as part of Funded Research and Development in our consolidated statement of operations. This modification resulting in a changes in the timing of revenue recognized on this contract but did not change the aggregate amount of revenue recognized over the term of the contract.



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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:

                                                         YEAR ENDED MARCH 31,
                                                         --------------------
                                                    2000         2001         2002
                                                    ----         ----         ----
                                                 (restated)   (restated)
      Revenues:
           Products ..........................       80.1%        86.4%        91.8%
           Funded research and development ...       19.9         13.6          8.2
                                                    -----        -----        -----
                Total revenues ...............      100.0        100.0        100.0
                                                    -----        -----        -----
      Costs and expenses:
           Cost of product revenues ..........       25.5         31.3         29.5
           Research and development ..........       68.0        124.3        101.9
           Selling, general and administrative       54.6         53.8         60.3
                                                    -----        -----        -----
                Total costs and expenses .....      148.1        209.5        191.7
                                                    -----        -----        -----
      Loss from operations ...................      (48.1)      (109.5)       (91.7)
      Interest and other income, net .........        4.8         26.7         11.0
                                                    -----        -----        -----

      Net loss ...............................      (43.3)%      (82.8)%      (80.7)%
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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS



                                                                                                               PAGE
                                                                                                               ----
Consolidated Balance Sheets as of March 31, 2001 and 2002 (UNAUDITED)..............................            F-1
Consolidated Statements of Operations for the Fiscal Years Ended March 31, 2000, 2001 and
  2002 (UNAUDITED).................................................................................            F-2
Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended March 31, 2000,
  2001 and 2002 (UNAUDITED)........................................................................            F-3
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2000,
  2001 and 2002 (UNAUDITED)........................................................................            F-4
Notes to Consolidated Financial Statements (UNAUDITED).............................................            F-5 - F-24




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

                                             ABIOMED, Inc.

Dated: July 17, 2002                         By:    /s/  John F. Thero
                                                --------------------------------
                                                    JOHN F. THERO
                                                 SENIOR VICE PRESIDENT
                                                 CHIEF FINANCIAL OFFICER
                                                 AND TREASURER

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

SIGNATURE                                               TITLE                                    DATE
---------                                               -----                                    ----
                       *                                Chairman of the Board,                   July 17, 2002
           --------------------------                     Chief Executive Officer
                DAVID M. LEDERMAN                         President and Director
                                                          (Principal Executive Officer)


               /s/ John F. Thero                        Senior Vice President-Finance,           July 17, 2002
           --------------------------                     Chief Financial Officer and
                 JOHN F. THERO                            Treasurer (Principal Financial
                                                          Officer)


                       *                                Director                                 July 17, 2002
           --------------------------
                W. GERALD AUSTEN


                       *                                Director                                 July 17, 2002
           --------------------------
                PAUL B. FIREMAN

                       *                                Director                                 July 17, 2002
           --------------------------
                JOHN F. O'BRIEN


                       *                                Director                                 July 17, 2002
           --------------------------
                DESMOND O'CONNELL


                       *                                Director                                 July 17, 2002
           --------------------------
                HENRI A. TERMEER

        *By    /s/ John F. Thero
           --------------------------
                 JOHN F. THERO
              As attorney-in-fact

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

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 AND 2002 (UNAUDITED)                         F-1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS (UNAUDITED)
ENDED MARCH 31, 2000, 2001 AND 2002                                                           F-2

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE YEARS ENDED MARCH 31, 2000, 2001 AND 2002                                             F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
ENDED MARCH 31, 2000, 2001 AND 2002 (UNAUDITED)                                               F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                                 F-5 - F-24




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

     The following table presents increases and decreases to our previously reported operating results for each of the three years ended March 31, 2002 that result of the aforementioned restatements:

                      CHANGES IN PREVIOUSLY REPORTED AMOUNTS



     (IN THOUSANDS, EXCEPT PER SHARE DATA)                                   YEAR ENDED MARCH 31,
                                                                     ---------------------------------
                                                                       2000         2001         2002
                                                                     -------      -------      -------
Revenues:
     Products ..................................................     $    48      $(2,103)     $ 2,154
     Funded research and development ...........................         432          262        1,119
                                                                     -------      -------      -------
          Total revenues .......................................         480       (1,841)       3,273
                                                                     -------      -------      -------
Costs and expenses:
     Cost of product revenues ..................................         (12)        (153)         630
     Research and development:
        Internally incurred R&D costs, stock-based compensation.           -          695            -
        Acquired technology costs, net .........................           -        5,301       (2,120)
     Selling, general and administrative                                   -            -            -
                                                                     -------      -------      -------
          Total costs and expenses .............................         (12)       5,843       (1,490)
                                                                     -------      -------      -------
Income (loss) from operations ..................................         492       (7,684)       4,763
                                                                     -------      -------      -------
Interest and other income, net                                             -            -            -
                                                                     -------      -------      -------

Net (loss) income ..............................................     $   492      $(7,684)     $ 4,763
                                                                     =======      =======      =======
Net (loss) income per share ....................................     $  0.03      $ (0.37)     $  0.23
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
                                               =========   =========   =========   =========   =========

Previously Reported (Note 2):



                                                           FISCAL YEAR ENDED MARCH 31, 2000
                                                           --------------------------------
                                                 FIRST       SECOND      THIRD       FOURTH      FULL
                                                QUARTER     QUARTER     QUARTER     QUARTER      YEAR
                                                -------     -------     -------     -------      ----
     Revenues:
        Products.............................  $   4,021   $   3,595   $   5,196   $   5,565   $  18,377
        Funded research and development......      2,331         573         748         488       4,140
                                               ---------   ---------   ---------   ---------   ---------
            Total revenues...................      6,352       4,168       5,944       6,053      22,517
                                               ---------   ---------   ---------   ---------   ---------
     Costs and expenses:
        Cost of product revenues.............      1,357       1,115       1,610       1,800       5,882
        Research and development.............      3,392       3,450       4,596       4,195      15,633
        Selling, general and administrative..      2,498       2,912       3,524       3,628      12,562
                                               ---------   ---------   ---------   ---------   ---------
            Total costs and expenses.........      7,247       7,477       9,730       9,623      34,077
                                               ---------   ---------   ---------   ---------   ---------
     Loss from operations....................       (895)     (3,309)     (3,786)     (3,570)    (11,560)
                                               ---------   ---------   ---------   ---------   ---------
     Interest and other income, net..........        157         240         209         500       1,106

     Net loss................................  $    (738)  $  (3,069)  $  (3,577)  $  (3,070)  $ (10,454)
                                               =========   =========   =========   =========   =========
     Net loss per share......................  $   (0.04)  $   (0.18)  $   (0.21)  $   (0.17)  $   (0.60)
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