Form 10-K/A
period 2002-03-31
ABIOMED INC
filed 2002-07-29
CIK 815094

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-K/A
                                (Amendment No. 2)



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

                       DOCUMENTS INCORPORATED BY REFERENCE



     None.



================================================================================



     The Undersigned Registrant hereby amends the following items 10, 11, 12 and 13 of its Annual Report on Form 10-K for the year ended March 31, 2002.

EXPLANATION FOR THIS AMENDMENT

     The Annual Report of Form 10-K of ABIOMED, Inc. for the fiscal year ended March 31, 2002, is being amended hereby to include the items listed below:

ITEM                                DESCRIPTION
Item 10.                            Directors and Executive Officers of the Registrant

Item 11.                            Executive Compensation

Item 12.                            Security Ownership of Certain Beneficial Owners and Management

Item 13.                            Certain Relationships and Related Transactions

     Our annual report on Form 10-K for the fiscal year ended March 31, 2002, as amended, as filed with the Securities and Exchange Commission incorporated into such form the information required by Items 10, 11, 12 and 13 of Form 10-K by reference to ABIOMED's definitive proxy statement for its 2002 annual meeting of stockholders (the "proxy statement"). The proxy statement will not, however, be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended March 31, 2002. Accordingly, the annual report on Form 10-K for the fiscal year ended March 31, 2002, is being amended hereby to include the information that was originally expected to be incorporated by reference.



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

PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

     Set forth below is certain biographical information with respect to the Company's directors.

                                                                                                       YEAR TERM IS
                                                                                                       SCHEDULED TO
                                                                                         DIRECTOR         EXPIRE
                 NAME                     AGE                   POSITION                   SINCE        AND CLASS
                ------                   -----                  --------                 --------      ------------
David M. Lederman, Ph.D..........         58    Chairman of the Board of Directors,       1981       2002-Class I
                                                President and Chief Executive Officer

Desmond H. O'Connell, Jr.........         66    Director                                  1995       2002-Class I

John F. O'Brien..................         59    Director                                  1989       2003-Class II

Henri A. Termeer.................         56    Director                                  1987       2003-Class II

W. Gerald Austen, M.D............         72    Director                                  1985       2004-Class III

Paul B. Fireman..................         58    Director                                  1987       2004-Class III

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

     MR. DESMOND H. O'CONNELL, JR. has served as Director of the Company since 1995. He is currently the Chairman and a Director of Serologicals Corporation and is also an independent management consultant. From December 1992 until December 1993, he served as the Chairman, Management Committee, of Pharmakon Research International, Inc. During 1991, he briefly served as Chairman of the Board and Chief Executive Officer of Osteotech, Inc. Mr. O'Connell was with the BOC Group, PLC in senior management positions from 1983 to 1990. From April 1990 until September 1990, Mr. O'Connell was President and Chief Executive Officer of BOC Health Care. From 1986 to April 1990, he was Group Managing Director of BOC Group, PLC. Prior to joining BOC, Mr. O'Connell held various positions at Baxter Laboratories, Inc., including Chief Executive of the Therapeutic and Diagnostic Division and Vice President, Corporate Development. Mr. O'Connell had been a Director of Chryslais International Corporation from 1991 through May 1999.

     MR. JOHN F. O'BRIEN has served as a Director of the Company since 1989. Since August 1989 he has been the President and Chief Executive Officer and a Director of First Allmerica Financial Life Insurance Company (formerly State Mutual Life Assurance Company of America). Since January 1995 he has been President, Chief Executive Officer and a Director of Allmerica Financial Corporation. Mr. O'Brien is also Chairman of the Board and a Director of Allmerica Property & Casualty Companies, Inc. and a Trustee and Chairman of the Board of Allmerica Securities Trust and Allmerica Investment Trust. From 1972 until 1989, Mr. O'Brien was employed by Fidelity Investments in various capacities, including as Group Managing Director of FMR Corp. Mr. O'Brien is also a Director of Cabot Corporation and TJX Companies, Inc. and a Trustee of the Worcester Art Museum.

     MR. HENRI A. TERMEER has served as a Director of the Company since 1987. Mr. Termeer has served as President and a Director of Genzyme Corporation since 1983, as its Chief Executive Officer since 1985, and as its Chairman of the Board since 1988. Mr. Termeer is also a past Chairman and a current Director of the Board of Genzyme

Transgenics Corporation. He is also a Director of AutoImmune, Inc., GelTex Pharmaceuticals, Inc. and Diacrin, Inc. and serves as a Trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

     DR. W. GERALD AUSTEN, M.D., has served as a Director of the Company since 1985. Since 1974 he has been the Edward D. Churchill Professor of Surgery at Harvard Medical School and at Massachusetts General Hospital. From 1969 to 1997, Dr. Austen was Chief of the Surgical Services at Massachusetts General Hospital. Dr. Austen is the former President of the American College of Surgeons, the American Association for Thoracic Surgery, the American Surgical Association and the Massachusetts and American Heart Associations. Dr. Austen is a member of the Institute of Medicine of the National Academy of Sciences, a Fellow of the American Academy of Arts and Sciences, a life member of the corporation of the Massachusetts Institute of Technology and Chairman of the Board of Trustees of the John S. and James L. Knight Foundation.

     MR. PAUL B. FIREMAN has served as a Director of the Company since 1987. Mr. Fireman has served as Chief Executive Officer and as a Director of Reebok International Ltd., which he founded, from 1979 to the present. He has served as Reebok's Chairman of the Board of Directors from 1985 to the present. He has also served as Reebok's President from 1989 to the present, after initially serving as President from 1979 to 1987. Mr. Fireman has served as the Chairman of the Entrepreneurial Advisory Board of Babson College since 1995.

IDENTIFICATION OF EXECUTIVE OFFICERS

     The information required by this Item 10 (b) is hereby incorporated by reference to the information under Part I, Item 1--Business under the caption "Executive Officers of the Registrant" in this Report.

REPORTING UNDER SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission, and furnish the Company with copies of such Forms.

     Based solely upon review of Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2002 and on written representations from certain reporting persons that were not required to file Forms 5 with respect to the Company's most recent fiscal year, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% stockholders were fulfilled in a timely manner.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation during the last three fiscal years of (i) the Chief Executive Officer of the Company and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last fiscal year, whose annual salary and bonus exceeded $100,000 for services in all capacities to the Company during the last fiscal year (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG TERM
                                                                                           COMPENSATION
                                                           ANNUAL COMPENSATION                AWARDS
                                                   --------------------------------------  ------------
                                                                              OTHER         SECURITIES
                                                                             ANNUAL          UNDERLYING      ALL OTHER
                                  FISCAL YEAR       SALARY        BONUS   COMPENSATION        OPTIONS      COMPENSATION
NAME AND PRINCIPAL POSITION       ENDED 3/31         ($)           ($)         ($)               (#)           ($)(1)
---------------------------       -----------      --------       -----   ------------     ------------    ------------
Dr. David M. Lederman..........        2002        $300,000       $137,500(2)    ---           50,000       $37,619
  Chairman of the Board,               2001         300,000        100,000       ---          100,000        36,444
  President and Chief                  2000         281,250        200,000       ---          130,000        35,058
  Executive Officer

Dr. Robert T.V. Kung...........        2002        $195,000       $ 50,000       ---           20,000       $11,337
  Senior Vice President  -             2001         186,250        200,000       ---           40,000         9,000
  Research and Chief Scientific        2000         172,500         87,500       ---           20,000         5,894
  Officer

Eugene D. Rabe.................        2002        $177,500       $ 20,000       ---           20,000       $ 6,369
  Senior Vice President  -             2001         167,500        100,000       ---           40,000         5,544
  Chief Sales Officer                  2000         155,000         90,000       ---           30,000         4,145

John F. Thero.................         2002        $195,000       $ 20,000       ---           20,000       $ 6,296
  Senior Vice President -              2001         182,500        100,000       ---           50,000         5,471
  Chief Financial Officer and          2000         155,000        100,000       ---           40,000         3,947
  Treasurer

William J. Bolt...............         2002        $167,500       $ 30,000       ---           25,000       $ 6,293
  Senior Vice President -              2001         155,000        100,000       ---           40,000         5,399
  Product Engineering                  2000         137,500         65,000       ---           20,000         3,592

(1) Includes for the fiscal year ended March 31, 2002 (a) the following matching contributions to the ABIOMED Retirement Savings Plan for fiscal 2002: Dr. Lederman - $1,500; Dr. Kung - $1,500; Mr. Rabe - $1,500; Mr. Thero - $1,500; and Mr. Bolt - $1,500; (b) the following profit sharing allocations under the ABIOMED Retirement Savings Plan contributions paid in fiscal 2002, subject to applicable vesting based on years of service: Dr. Lederman - $3,640; Dr. Kung - $3,640; Mr. Rabe
         - $3,640; Mr. Thero - $3,640; and Mr. Bolt - $3,640; (c) the following life insurance premiums paid for term life insurance in excess of $50,000 in fiscal 2002: Dr. Lederman - $30,239; Dr. Kung - $1,812; Mr.
         Rabe - $564; Mr. Thero - $421; and Mr. Bolt - $526; (d) the following long-term disability insurance premiums for fiscal 2002: Dr. Lederman - $1,140; Dr. Kung - $735; Mr. Rabe - $665; Mr. Thero - $735; and Mr.
         Bolt - $627; and (e) the following awards paid in fiscal 2002 in connection with newly issued patents: Dr. Lederman - $1,100 and Dr. Kung - $3,650.

(2) $100,000 of the bonus paid to Dr. Lederman during fiscal 2002 represents an amount deferred at his request from the amount that would have been paid, and was provided for, in fiscal 2001. At the request of Dr. Lederman, the compensation committee had deferred Dr. Lederman's receipt of a portion of his bonus until the first patient participating in the AbioCor clinical trials had survived for more than sixty days after receipt of the AbioCor. The bonus granted to Dr. Lederman for fiscal 2002 also includes $37,500 granted to Dr. Lederman for his performance during the past year.

     The following tables set forth certain information with respect to option grants and exercises to the named executive officers.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                      INDIVIDUAL GRANTS
                               -----------------------------------------------------------     POTENTIAL REALIZABLE
                                   NUMBER OF       % OF TOTAL                                     VALUE AT ASSUMED
                                   SECURITIES        OPTIONS                                   ANNUAL RATES OF STOCK
                                   UNDERLYING       GRANTED TO     EXERCISE                    PRICE APPRECIATION FOR
                                OPTIONS GRANTED    EMPLOYEES IN      PRICE      EXPIRATION         OPTION TERM(2)
NAME                                 (#)(1)        FISCAL YEAR      ($/SH)       DATE           5%($)         10%($)
                                ---------------    ------------  -----------  -------------     -----         ------
Dr. David M. Lederman..........      50,000          13.3%          $24.120     06/22/11        $758,447    $1,922,053

Dr. Robert T.V. Kung...........      20,000           5.3%          $24.120     06/22/11        $303,379     $ 768,821

Eugene D. Rabe.................      20,000           5.3%          $24.120     06/22/11        $303,379     $ 768,821

John F. Thero.................       20,000           5.3%          $24.120     06/22/11        $303,379     $ 768,821

William J. Bolt................      25,000           6.6%          $24.120     06/22/11        $379,223     $ 961,027

----------

(1) The options granted to Dr. Lederman, Dr. Kung, Mr. Rabe, Mr. Thero and Mr. Bolt were granted under the 2000 Stock Incentive Plan and become exercisable in three annual installments of 30%, 30% and 40% commencing two years from the date of grant such that they will be fully exercisable four years after the date of grant.

(2) The assumed rates are compounded annually for the full term of the options.


                       AGGREGATED OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                                          NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                         SHARES                          UNDERLYING UNEXERCISED          IN-THE-MONEY
                                        ACQUIRED                            OPTIONS AT 3/31/02         OPTIONS AT 3/31/02
                                       ON EXERCISE  VALUE REALIZED     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
NAME                                       (#)           ($)                        (#)                      ($)(1)
                                       -----------  --------------     -------------------------      ------------------------
Dr. David M. Lederman............          ---           ---                32,500/247,500              $133,250/$399,750

Dr. Robert T.V. Kung.............          30,000     $205,500              246,500/96,500            $1,415,212/$160,883

Eugene D. Rabe...................          ---           ---               152,750/102,250              $835,768/$187,738

John F. Thero....................           3,600     $ 42,966             152,372/120,500              $822,499/$222,651

William Bolt.....................           5,000     $ 34,000              133,000/79,000               $816,209/$61,768

--------

(1) Based upon the $11.100 closing price of the Company's Common Stock on March 28, 2002 on the Nasdaq National Market minus the respective option exercise price.


COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company receive an annual retainer of $15,000 or an equivalent value of the Company's Common Stock, at the individual's option, and $1,000 for attendance at each meeting of the Board of Directors or a committee thereof or consultation at the offices of the Company.

     The Company has a 1989 Non-Qualified Stock Option Plan for Non-Employee Directors (the "Directors Plan"). Under the Directors Plan, options to purchase Common Stock are granted to directors of the Company who are not employees of the Company and who do not own or are not affiliated with any person who owns, directly or indirectly, more than fifteen percent (15%) of the Company's outstanding voting stock (the "Eligible Directors"). The Current Eligible Directors, are Dr. Austen and Messrs. Fireman, O'Brien, Termeer and O'Connell. Each of these Eligible Directors was granted 5,000 options under the Directors Plan on August 8, 2001. These granted options have an exercise price of $18.40 per share and vest fully on August 8, 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The Compensation Committee consists of Paul B. Fireman, John F. O'Brien and Henri A. Termeer. No member of the Compensation Committee is a former or current officer or employee of the Company. Dr. Lederman, while not a member of the Compensation Committee, makes recommendations to the Compensation Committee regarding executive officer compensation, including the awards of stock options, and often participates in the Committee's deliberations but does not vote on such matters. None of the Company's executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of the Company's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of July 1, 2002 with respect to the beneficial ownership of the Company's Common Stock of each director, each named executive officer in the Summary Compensation Table under "Executive Compensation," below, all directors and current executive officers of the Company as a group, and each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock. This information is based upon information received from or on behalf of the individuals named therein.

                                                                          SHARES OF STOCK
NAME                                                                     BENEFICIALLY OWNED(1)    PERCENT OF CLASS
-----                                                                    ---------------------    ----------------
Dr. David M. Lederman (2)(3)...........................................      2,327,250               11.1%
  c/o ABIOMED, Inc.
  22 Cherry Hill Drive
  Danvers, MA  01923
Genzyme Corporation....................................................      2,307,692               11.0%
  One Kendall Square
  Cambridge, MA 02139
Dr. W. Gerald Austen (3)...............................................         78,200                *
Paul B. Fireman (3)....................................................        430,155                2.0%
John F. O'Brien (3)....................................................        194,887                *
Desmond H. O'Connell, Jr. (3)..........................................         87,887                *
Henri A. Termeer (3)(4)................................................      2,397,243               11.4%
William J. Bolt (3)....................................................        151,000                *
Dr. Robert T.V. Kung (3)(5)............................................        489,228                2.3%
Eugene D. Rabe (3).....................................................        186,250                *
John F. Thero (3)......................................................        195,562                *
All Current Executive Officers and Directors...........................      6,537,662               29.5%
  As a group (10 persons)  (2)(3)(4)(5)

--------------------

*        Less than 1%.

(1) Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed.

(2) Includes 1,141,196 shares held by the wife of Dr. Lederman, as to which Dr. Lederman disclaims beneficial ownership.

(3) Includes the following shares subject to currently exercisable options (includes options that will become exercisable within 60 days of July 1, 2002): Dr. Lederman--95,000; Dr. Austen--55,000; Mr.
         Fireman--60,000; Mr. O'Brien--60,000; Mr. O'Connell--45,000; Mr.
         Termeer--60,000; Mr. Bolt--151,000; Dr. Kung--277,000; Mr.
         Rabe--186,250; and Mr. Thero--191,872.

(4) Includes 2,307,692 shares held by Genzyme Corporation, as to which Mr. Termeer disclaims beneficial ownership. Mr. Termeer is the Chief Executive Officer of Genzyme.

(5) Includes 108,200 shares held by the wife of Dr. Kung and 104,028 shares held in trust for the benefit of certain relatives of Dr. Kung, as to which Dr. Kung disclaims beneficial ownership.

EQUITY COMPENSATION PLANS

     The following table provides information as of March 31, 2002 regarding securities authorized for issuance under the Company's equity compensation plans, including individual compensation arrangements. The equity compensation plans of the Company include the 1989 Non-Qualified Stock Option Plan for Non-Employee Directors, the 1992 Combination Stock Option Plan, the 1998 Equity Incentive Plan, the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan. All of these equity compensation plans have been approved by the Company's stockholders.


                      EQUITY COMPENSATION PLAN INFORMATION


                                                                                            NUMBER OF SHARES
                                           NUMBER OF SHARES TO                               REMAINING FOR
                                              BE ISSUED UPON         WEIGHTED-AVERAGE       FUTURE ISSUANCE
                                               EXERCISE OF          EXERCISE PRICE OF         UNDER EQUITY
               PLAN CATEGORY               OUTSTANDING OPTIONS     OUTSTANDING OPTIONS     COMPENSATION PLANS
              --------------               -------------------     -------------------     ------------------
   Equity compensation plans
   approved by stockholders:

   Stock option plans                            2,810,637               $10.09                  1,649,396(1)

   Employee Stock Purchase Plan                          -                    -                    100,518

   Equity compensation plans not
   approved by stockholders                              -                    -                          -
                                             -------------                                       -----------

   Total                                         2,810,637               $10.09                  1,749,914
                                             =============                                       ===========

---------------

(1) Our 1992 Combination Stock Option Plan authorizes the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, performance share awards, restricted stock awards and stock unit awards. On March 31, 2002, there were 355,996 shares of common stock available for future grants under the 1992 Combination Stock Option Plan all of which expired on May 1, 2002. Our 1989 Non-Qualified Stock Option Plan for Non-Employee Directors authorizes the issuance of nonqualified stock options to non-employee Directors. On March 31, 2002, there were 55,000 shares of common stock available for future grants under the 1989 Non-Qualified Stock Option Plan for Non-Employee Directors. Our 1998 Equity Incentive Plan authorizes the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, performance share awards, restricted stock awards and stock unit awards. On March 31, 2002, there were 138,100 shares of common stock available for future grants under the 1998 Equity Incentive Plan. Our 2000 Stock Incentive Plan authorizes the issuance of incentive stock options, nonqualified stock options, restricted stock awards, unrestricted stock awards, stock appreciation rights and performance share awards. On March 31, 2002, there were 1,100,300 shares of common stock available for future grants under the 2000 Stock Incentive Plan.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

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

                                             ABIOMED, Inc.
Dated: July 29, 2002                         By:    /s/  John F. Thero
                                                --------------------------------
                                                    JOHN F. THERO
                                                 SENIOR VICE PRESIDENT
                                                 CHIEF FINANCIAL OFFICER
                                                 AND TREASURER

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

SIGNATURE                                               TITLE                                    DATE
---------                                               -----                                    ----
                       *                                Chairman of the Board,                   July 29, 2002
           --------------------------                     Chief Executive Officer
                DAVID M. LEDERMAN                         President and Director
                                                          (Principal Executive Officer)


               /s/ John F. Thero                        Senior Vice President-Finance,           July 29, 2002
           --------------------------                     Chief Financial Officer and
                 JOHN F. THERO                            Treasurer (Principal Financial
                                                          Officer)


                       *                                Director                                 July 29, 2002
           --------------------------
                W. GERALD AUSTEN


                       *                                Director                                 July 29, 2002
           --------------------------
                PAUL B. FIREMAN

                       *                                Director                                 July 29, 2002
           --------------------------
                JOHN F. O'BRIEN


                       *                                Director                                 July 29, 2002
           --------------------------
                DESMOND O'CONNELL


                       *                                Director                                 July 29, 2002
           --------------------------
                HENRI A. TERMEER

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