Form 10-Q
period 2002-06-30
ABIOMED INC
filed 2002-08-14
CIK 815094

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 9, 2002, there were 20,981,587 shares outstanding of the registrant's Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page No.
Part I—Financial Information:
Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets June 30, 2002 and March 31, 2002	3-4
	Consolidated Statements of Operations Three Months Ended June 30, 2002 and 2001	5
	Consolidated Statements of Cash Flows Three Months Ended June 30, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7-10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-15
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15
Part II—Other Information		16
Signatures		18

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	June 30, 2002	March 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$53,302	$45,667
Short-term marketable securities (Note 7)	10,964	25,654
Accounts receivable, net of allowance for doubtful accounts of $169 at June 30, 2002 and $139 at March 31, 2002	6,554	7,126
Inventories (Note 3)	4,187	4,233
Prepaid expenses and other current assets	1,514	825

Total current assets	76,521	83,505
Property and Equipment, at cost:
Machinery and equipment	8,915	8,749
Furniture and fixtures	970	963
Leasehold improvements	2,083	2,041

	11,968	11,753
Less: Accumulated depreciation and amortization	7,478	7,046

	4,490	4,707

Intellectual Property and Other Assets, net (Note 8)	993	1,034

	$82,004	$89,246

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED BALANCE SHEETS (continued)

(unaudited)
(in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2002	March 31, 2002
Current Liabilities:
Accounts payable	$1,251	$1,975
Accrued expenses	3,953	4,861
Capital lease obligation	34	54
Deferred revenues	2,240	2,391

Total current liabilities	7,478	9,281

Stockholders' Equity (Notes 4 and 5):
Class B Preferred Stock, $.01 par value—
Authorized—1,000,000 shares Issued and outstanding—none	—	—
Common Stock, $.01 par value—
Authorized—100,000,000 shares Issued and outstanding—20,956,587 shares at June 30, 2002 and 20,950,933 shares at March 31, 2002	210	210
Additional paid-in capital	163,619	163,558
Accumulated deficit	(89,303)	(83,803)

Total stockholders' equity	74,526	79,965

	$82,004	$89,246

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
(in thousands, except per share and share data)

	Three Months Ended
	June 30, 2002	June 30, 2001
		(restated)
Revenues:
Products	$5,134	$6,083
Funded research and development	172	618

	5,306	6,701

Costs and expenses:
Cost of product revenues	1,673	2,035
Research and development (Note 9)	6,014	6,614
Selling, general and administrative	3,542	4,144

	11,229	12,793

Loss from operations	(5,923)	(6,092)
Other income, net (Note 6)	423	986

Net loss	$(5,500)	$(5,106)

Basic and diluted net loss per share (Note 5):	$(0.26)	$(0.25)
Weighted average shares outstanding (Note 5):	20,952,472	20,791,903

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands)

	Three Months Ended
	June 30, 2002	June 30, 2001
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,500)	$(5,106)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	497	470
Loss on abandonment of patents	3	—
Bad debt expense	30	—
Changes in assets and liabilities—
Accounts receivable	542	(6)
Inventories	46	64
Prepaid expenses and other assets	(677)	(656)
Accounts payable	(724)	108
Accrued expenses	(908)	1,636
Deferred revenues	(151)	(222)
Long-term liabilities	—	(7)

Net cash used in operating activities	(6,842)	(3,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of short-term marketable securities	16,740	—
Purchases of short-term marketable securities	(2,050)	(25,769)
Additions to patents	(39)	—
Purchases of property and equipment	(215)	(480)

Net cash provided by (used in) investing activities	14,436	(26,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	61	228
Repayments of long-term debt and capital lease obligation	(20)	(435)

Net cash provided by (used in) financing activities	41	(207)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,635	(30,175)
CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT BEGINNING OF PERIOD	45,667	90,462

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT END OF PERIOD	$53,302	$60,287

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of Preparation

        The unaudited consolidated financial statements of ABIOMED, Inc. (the Company), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest unaudited annual financial statements. These annual statements, the audit of which is not complete, are contained in our annual report on Form 10-K for the year ended March 31, 2002 and have been filed with the Securities and Exchange Commission. Our March 31, 2002 consolidated balance sheet as presented herein has been modified from the balance sheet presented in our annual report on Form 10-K to reflect a reduction of approximately $640,000 in accumulation deficit. The majority of this modification is associated with a reduction in accrued expenses due to a revision of the incentive compensation accrual. Based upon subsequent information, these amounts will not be paid in conjunction with the year ended March 31, 2002. Our March 31, 2002 consolidated balance sheet as presented herein also includes certain reclassifications of information which are consistent with the June 30, 2002 presentation. These modifications will be reflected in amendments to our annual report on Form 10-K contemporaneous with the completion of the audit of consolidated financial statements by our independent accountants.

        It should be noted that we currently do not have audited financial statements, as restated, for the fiscal years ended March 31, 2000, March 31, 2001 and March 31, 2002. Audits of these periods by our recently engaged independent accountants could result in discoveries of facts or circumstances which require modification in our annual and quarterly financial statements. There can be no assurances that there will not be modifications in the consolidated financial statements included in this Report when the audits have been completed.

        In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of June 30, 2002 and for the three months then ended. The results of operations for the three months ended June 30, 2002 may not be indicative of the results that may be expected for the full fiscal year. The results of operations for the three months ended June 30, 2001 presented herein represent the Company's unaudited results for that period as restated and reported in the supplemental schedules to our annual report on Form 10-K for the year ended March 31, 2002.

2.    Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimated or assumed. The more significant estimates reflected in these financial statements include unit pricing ofour BVS® blood pumps sold under extended-term contracts, collectibility of accounts receivable, inventory valuation and judgmental accrued expenses.

3.    Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	Jun. 30, 2002	Mar. 31, 2002
Raw materials	$2,085	$2,170
Work-in-process	811	709
Finished goods	1,291	1,354

	$4,187	$4,233

        Finished goods and work-in-process inventories consist of direct material, labor and overhead. Inventories do not currently include any costs associated with AbioCor or other products under development as these costs are expensed as research and development.

4.    Stockholders' Equity

        During the three months ended June 30, 2002, options to purchase 751,000 shares of Common Stock were granted at prices ranging from $6.75 to $11.25. These prices represent the fair market value of the options on the date of grant. During that same period options to purchase 13,550 shares were canceled and options to purchase 250 shares of Common Stock were exercised at a price of $5.625 per share.

5.    Net Loss Per Common Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common stock such as options and warrants based on the treasury stock method. No potential common stock is considered dilutive in periods in which a loss is reported, such as the three-month periods ended June 30, 2002 and 2001, because all such common equivalent shares would be antidilutive. The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2002 and 2001 excludes the options to purchase common stock as shown below.

Potential Dilutive Shares from Exercise of Common Stock Options
Three months ended June 30, 2002	398,008
Three months ended June 30, 2001	1,664,178

        The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2002 and 2001 also excludes warrants to purchase up to 400,000 shares of common stock issued in connection with the purchase of intellectual property.

6.    Other Income, Net

        Other income, net consists of the following (in thousands):

	Three Months Ended
	Jun. 30, 2002	Jun. 30, 2001
Investment Income	$387	$1,016
Foreign Currency Transaction Gain or (Loss)	33	(22)
Other, net	3	(8)

Total other income, net	$423	$986

7.    Marketable Securities

        The amortized costs and market value of marketable securities were approximately $10,964,000 and $10,913,000 at June 30, 2002 and $25,654,000 and $25,661,000 at March 31, 2002, respectively. On both of these dates, these short-term investments consisted primarily of government securities.

8.    Intellectual Property and Other Assets

        Intellectual property and other assets represents costs related to the Company's awarded and pending patents, net of amortization. During the three months ended June 30, 2002 and 2001, amortization expense for patents totaled $65,000 and $38,000, respectively.

9.    Research and Development

        Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with, developing and testing new products and improving existing products. Research and development costs consist of the following amounts (in thousands).

	Three Months Ended
	Jun. 30, 2002	Jun. 30, 2001
Internally funded	$5,969	$6,408
Incurred under government contracts and grants	73	206

Total research and development	$6,042	$6,614

10.  Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the reported net loss, there were no components of comprehensive income or loss that require disclosure for the three months ended June 30, 2002 and 2001, respectively.

11.  Segment and Enterprise Wide Disclosures

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. Substantially all the Company's assets are located within the United States. International sales accounted for 8% and 11% of total product revenue during the three months ended June 30, 2002 and 2001, respectively.

12.  New Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Also under SFAS No. 142, intangible assets acquired in conjunction with a business combination should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets will continue to be amortized over their respective lives under SFAS No. 142. The adoption of SFAS No. 142 did not have an impact on the Company's consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this statement will have any impact on the Company's consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations—Report the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operation to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement, effective with the Company's current fiscal year, did not have any impact on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)

RESULTS OF OPERATIONS

        The unaudited consolidated financial statements, presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest unaudited annual financial statements. These annual statements, the audit of which is not complete, are contained in our annual report on Form 10-K for the year ended March 31, 2002 and have been filed with the Securities and Exchange Commission. Our March 31, 2002 consolidated balance sheet as presented herein has been modified from the balance sheet presented in our annual report on Form 10-K to reflect a reduction of approximately $640,000 in accumulation deficit. The majority of this modification is associated with a reduction in accrued expenses due to a revision of the incentive compensation accrual. Based upon subsequent information, these amounts will not be paid in conjunction with the year ended March 31, 2002. Our March 31, 2002 consolidated balance sheet as presented herein also includes certain reclassifications of information which are consistent with the June 30, 2002 presentation. These modifications will be reflected in amendments to our annual report on Form 10-K contemporaneous with the completion of the audit of consolidated financial statements by our independent accountants.

        It should be noted that we currently do not have audited financial statements, as restated, for the fiscal years ended March 31, 2000, March 31, 2001 and March 31, 2002. Audits of these periods by our recently engaged independent accountants could result in discoveries of facts or circumstances, which require modification in our annual and quarterly financial statements. There can be no assurances that there will not be modifications in the consolidated financial statements included in this Report when the audits have been completed.

CRITICAL ACCOUNTING POLICIES

        In the Company's Form 10-K for the year ended March 31, 2002, the Company's most critical accounting policies are summarized. We have reviewed and determined that those policies remain, and associated use of estimates, our most critical accounting policies for the quarter ended June 30, 2002. We did not make any changes in those policies during the quarter.

COMMITMENTS

        In the Company's Form 10-K for the year ended March 31, 2002, the Company's commitments were disclosed, we have reviewed and determined that those commitments have not materially changed during the quarter ended June 30, 2002.

THREE MONTHS ENDED JUNE 30, 2002

  PRODUCT REVENUES

        Product revenues decreased by $1.0 million, or 16%, from $6.1 million in the three months ended June 30, 2001 to $5.1 million in the three months ended June 30, 2002. The decrease in product revenues is primarily attributable to lower sales of the BVS® systems to new customers offset partially by increased revenues from customer reorders of BVS disposable blood pumps and related accessories by existing customers. The majority of medical centers in the U.S. that perform open-heart surgery have already purchased the BVS system. Our primary sales emphasis is on increasing use and reorders of the BVS disposable blood pumps and related accessories at existing customers. Domestic sales accounted for 92% and 89% of total product revenue during the three months ended June 30, 2002 and 2001, respectively.

FUNDED RESEARCH AND DEVELOPMENT REVENUES

        Funded research and development revenues decreased by $0.4 million from $0.6 million in the three months ended June 30, 2001 to $0.2 million in the three months ended June 30, 2002. These revenues include revenues under government contracts and grants and payments by certain medical centers for costs incurred by us to provide them with specialized training. The decrease in these revenues reflects timing of work under these contracts, grants and training arrangements as such revenues are correlated to the level of work performed.

        We account for funded research and development revenues as work is performed. As of June 30, 2002, our total backlog of government research and development contracts and grants was $0.6 million. All of these contracts and grants contain provisions that make them terminable at the convenience of the government. ABIOMED retains rights to commercialize all technological discoveries and products resulting from these efforts.

COST OF PRODUCT REVENUES

        Cost of product revenues as a percentage of product revenues was 33% in the three months ended June 30, 2002 compared to 34% in the three months ended June 30, 2001. This change in cost of product revenues as a percentage of product revenues is the result of selling a higher proportionate level of disposable BVS blood pumps to BVS consoles in the quarter ended June 30, 2002. Blood pump direct margins are higher than the margins earned on the consoles.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses decreased by $0.6 million, or 9% to $6.0 million in the three months ended June 30, 2002, from $6.6 million in the three months ended June 30, 2001. Research and development expenses were 114% of total revenues for the quarter ended June 30, 2002 and 99% of total revenues for the quarter ended June 30, 2001. The decrease in expenditures during the quarter just ended was primarily due to timing of material purchases relating to the AbioCor as well as reduced spending under government contracts and grants.

        Research and development expenses during the three months ended June 30, 2002 included $4.5 million of expenses incurred in connection with development activities for the AbioCor, compared to $4.8 million for the same period of the prior year. The Company is currently expensing as research and development expenses all costs, including inventory, associated with the AbioCor. Quarterly expenses related to AbioCor inventory are highly variable based upon a number of factors, including timing of receipts of materials from vendors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses decreased by $0.6 million, or 15%, to $3.5 million in the three months ended June 30, 2002, from $4.1 million in the three months ended June 30, 2001. The decrease was primarily attributable to reductions in public relations and sales commission expenses.

INTEREST AND OTHER INCOME

        Interest and other income consist primarily of interest earned on our investment balances, net of interest and other expenses. Interest and other income decreased by $0.6 million to $0.4 million for the three months ended June 30, 2002 from $1.0 million for the three months ended June 30, 2001. The decrease was primarily due to and reduced yields on investments resulting from lower average interest rates and lower average funds available for investment during the quarter just ended

NET LOSS

        Net loss for the three months ended June 30, 2002 was approximately $5.5 million, or $0.26 per share. This compares to a net loss of approximately $5.1 million, or $0.25 per share, in the same period of the previous year. The loss for the quarter ended June 30, 2002 is primarily attributable to the substantial investment we are making towards developing and clinically testing the AbioCor.

LIQUIDITY AND CAPITAL RESOURCES

        We have supported our operations primarily with net revenues from sales of our BVS product line, government contracts and proceeds from our equity financings. As of June 30, 2002, our cash, cash equivalents and marketable securities totaled $64.3 million.

        During the three months ended June 30, 2002, operating activities used $6.8 million of cash. Net cash used by operating activities during this period reflected a net loss of $5.5 million, including non-cash depreciation and amortization expense of $0.5 million. Cash also decreased during the period as a result of an increase in prepaid expenses and other assets of $0.7 million and decreases in accounts payable and accrued expenses and deferred revenues of $1.6 million and $0.2 million, respectively. These uses of cash were partially offset by a decrease in accounts receivable and inventories of $0.6 million.

        During the three months ended June 30, 2002, investing activities generated $14.4 million of cash. Approximately $14.7 million in cash was generated from the sale of short-term marketable securities, net of purchases of similar securities. We also expended cash for capital equipment, leasehold improvements and patent additions of $0.3 million during the three months ended June 30, 2002.

        Financing activities provided less than $0.1 million of cash during the three months ended June 30, 2002 resulting from stock options exercised net of repayments of capital lease obligations.

        Income taxes incurred during the three months ended June 30, 2002 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

        We believe that our revenue from product sales and government contracts, together with existing resources will be sufficient to fund our planned operations, including the planned spending and potential increases in our internally funded implantable replacement heart development and new BVS development and product extension efforts, for more than the next twelve months. However, we may require significant additional funds in order to complete the development, conduct clinical trials, and achieve regulatory approvals of the AbioCor and other products under development over the next several years. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.

NEW ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Also under SFAS No. 142, intangible assets acquired in conjunction with a business combination should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets will continue to be amortized over their respective lives under SFAS No. 142. The adoption of SFAS No. 142 did not have an impact on the Company's consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this statement will have any impact on the Company's consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations—Report the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operation to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement, effective with the Company's current fiscal year, did not have a material impact on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial statements.

RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

        This document contains forward-looking statements, including statements regarding new products under development, adequacy of existing resources and completion of the audit of the Company's financial results. The Company's actual results, including our AbioCor and Penn State Heart development, BVS enhancements and adequacy of resources, may differ materially based on a number of factors, both known and unknown, including: use of estimates, uncertainty caused by unaudited financial statements, uncertainty of product development, clinical trials and commercial acceptance; complex manufacturing; high quality requirements; the need to demonstrate required reliability of products under development; dependence on key personnel; risks associated with a growing number of employees; difficulties in recruiting required human resources on schedule; competition and technological change, government regulations including the FDA and other regulatory agencies; risks associated with international expansion; dependence on limited sources of supply; future capital needs and uncertainty of additional funding; dependence on third-party reimbursement; potential inadequacy of product liability insurance; dependence on patents and proprietary rights; and other risks detailed in our Form 10-K for the year ended March 31, 2002 with the U.S. Securities and Exchange Commission. Investors are cautioned that all such statements involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company does not use derivative financial instruments for speculative or trading purposes. However, it is exposed to market risk related to changes in interest rates. The Company maintains an investment portfolio consisting mainly of federal agency obligations, state and municipal bonds, and U.S. Treasury notes with maturities of one year or less. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2002, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold the majority of its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        None

Item 2.    Changes in Securities

        None

Item 3.    Defaults upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        Our Chief Executive Officer and Chief Financial Officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.    Exhibits and Reports on Form 8-K

  a)
  Exhibits

  (3)
  Articles of Incorporation and By-Laws.

  (a)
  Restated Certificate of Incorporation—filed as Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-36657) (the "1997 Registration Statement").*

  (b)
  Restated By-Laws—filed as Exhibit 3.02 to our Quarterly Report on From 10-Q for the quarter ended September 30, 1996.*

  (c)
  Certificate of Designations of Series A Junior Participating Preferred Stock—filed as Exhibit 3.3 to the 1997 Registration Statement.*

  (d)
  Amendment to the Company's Restated Certificate of Incorporation to increase the authorized shares of Common Stock from 25,000,000 to 100,000,000—filed in conjunction with the Company's 2000 definitive proxy statement.*

  (4)
  Instruments defining the rights of security holders, including indentures.

  (a)
  Specimen Certificate of Common Stock—filed as Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 33-14861) (the "1987 Registration Statement").*

  (b)
  Description of Capital Stock (contained in the Restated Certificate of Incorporation filed as Exhibit 3.1 to the 1997 Registration Statement and in the Certificate of Designations of Series A Junior Participating Preferred Stock filed as Exhibit 3.3 to the 1997 Registration Statement).*

  (c)
  Rights Agreement between ABIOMED and its transfer agent, as Rights Agent dated as of August 13, 1997 (including Form of Rights Certificate attached thereto as Exhibit A)—filed as Exhibit 4 to our Current Report on Form 8-K, dated August 13, 1997.*

    b)
    Reports on Form 8-K

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

ABIOMED, INC.
Date: August 14, 2002	/s/ JOHN F. THERO John F. Thero Senior Vice President Finance and Treasurer Chief Financial Officer Principal Accounting Officer

QuickLinks

TABLE OF CONTENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
SIGNATURES