Form 10-K/A
period 2002-03-31
ABIOMED INC
filed 2002-08-28
CIK 815094

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-K/A
                                (Amendment No. 3)



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

                       DOCUMENTS INCORPORATED BY REFERENCE



     None.



================================================================================



     The Undersigned Registrant hereby amends its Annual Report on Form 10-K to include audited consolidated financial statements for its fiscal years ended March 31, 2000, 2001 and 2002. The Registrant's prior filing of its Form 10-K had excluded audited consolidated financial statements as a result of the Registrant's replacement, as announced on June 6, 2002, of Arthur Andersen LLP as its independent accountants and time required to make certain restatements of its previously audited financial statements.

     In conjunction with the completion of the above described audits, and with the benefit of subsequent information, we have made certain modifications to the Registrant's unaudited financial statements. The largest of these modifications was a $443,000 reduction in accrued incentive compensation as of March 31, 2002, which based upon subsequent information, will not be paid in conjunction with the year ended March 31, 2002. We also increased product revenues by $96,000 and $103,000 for the fiscal years ended March 31, 2000 and 2002, respectively, reduced product revenues by $190,000 for the fiscal year ended March 31, 2001 and reduced accumulated deficit as of March 31, 1999 by $211,000. We also made certain reclassifications of information in our consolidated balance sheets.

     These modifications of reported financial information are discussed further under the section entitled Restatement of Prior Year's Financial Statements under Item 7 of this Annual Report on Form 10-K. The Registrant's audited consolidated financial statements and supplemental schedules of quarterly results of operations, as modified hereunder, are presented in Item 14 of this Annual Report. Also updated in this report is Management's Discussion and Analysis of Financial Conditions and Results of Operations in
Item 7 to reflect these audited results as well as other sections of the Form 10-K that either referred to the Registrant's consolidated financial statements or indicated that the consolidated financial statements presented in this Form 10-K were unaudited.

     While this amendment also includes modifications to certain parts of other Items within this Annual Report, Registrant has not undertaken in this amendment to update all information, particularly non-financial information, in this Annual Report from its original presentation on July 16, 2002.



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





     In general, heart failure is progressive. While approximately 60% of all heart failure patients experience sudden death as a result of cardiac arrest, the remaining patients who die from heart failure typically do so in hospitals or long-term care facilities.

PREVALENCE AND MORTALITY

     The number of patients both suffering and dying from heart disease has been rising on an annual basis. Statistics indicate that there are over 12 million people with CHD and over 4 million people with CHF in the U.S., with similar incidence outside the U.S.

     Approximately 60% of the approximate 700,000 deaths from heart disease in the US were sudden deaths. Of the deaths that did not occur suddenly, most were associated with CHD and approximately 10% with CHF. Current therapies to support these patients are inadequate because they cannot stop the progression of the disease. We believe that a significant number of such CHD and CHF patients could benefit from our AbioCor and our Penn State Heart.

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



     The AbioCor design is intended to preserve life and to restore the quality of a patient's life to an acceptable level. Restoration of the quality of a patient's life means that the patient should be able to return to a comfortable lifestyle, free from pain, with good mental acuity and an ability to carry out everyday activities. Among the quality-of-life features of the AbioCor design are quiet heart valves, no penetration of the skin, no tethering to a large external drive console and no need for immuno-suppression therapies. The AbioCor system is designed for both low maintenance and low patient involvement. However, during our ongoing initial clinical trial of the first generation AbioCor, patients have largely remained under sustained medical supervision in the hospital and have more frequently used a portable monitoring device in lieu of the patient-carried external battery pack and electronics until such time as their health has recovered and a greater degree of independence has been demonstrated. In addition, except when clinical factors dictate otherwise, we are using a conservative anti-coagulation regimen and imposing greater limits on patient activities until we gain more clinical experience, especially in the home setting.



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



SUBSEQUENT INFORMATION REGARDING INTITIAL CLINICAL TRIAL. As of August 28, 2002, one AbioCor supported patient remains alive having been supported by the AbioCor for 349 days. The second AbioCor supported patient referenced above died after 293 days of support.



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



     We expended $15.6, $28.7 and $27.1 million on research and development in fiscal 2000, 2001 and 2002, respectively. These amounts included $11.5, $16.6 and $21.0 million, respectively, for AbioCor development and testing and $6.4 million in fiscal 2001 for the Company's acquisition of patented technology and marketing rights to the Penn State Heart. Since our inception, U.S. government agencies, particularly the NHLBI, have provided significant support to our product development efforts when such products are in their early stages of research and development. As of March 31, 2002, our total backlog of research and development contracts and grants was $0.7 million. All of these contracts and grants contain provisions making them terminable at the convenience of the government.



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

TRANSFER AGENT AND RIGHTS AGENT

     In May 2002, American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038, became the Company's stock Transfer Agent and Rights Agent.

ITEM 6. SELECTED FINANCIAL DATA



     Portions of the following selected consolidated financial data has been derived from the Company's audited Consolidated Financial Statements for the fiscal years ended March 31, 2000, March 31, 2001 and March 31, 2002, which are included elsewhere in this report. As discussed in Item 7 of this Annual Report and in Note 3 to our Consolidated Financial Statements, the Company has restated its previously audited consolidated statements for the fiscal years ended March 31, 2000 and 2001. Similar restatements were made by the Company for its previously audited financial statements for the fiscal years ended March 31, 1998 and 1999. The effect of these restatements are reflected in this selected consolidated financial data.




                SELECTED CONSOLIDATED FINANCIAL DATA, AS RESTATED
                      (In thousands, except per share data)




                                                              FISCAL YEARS ENDED MARCH 31,
                                              ---------------------------------------------------------
                                                1998        1999        2000        2001        2002
                                                ----        ----        ----        ----        ----
                                             (unaudited) (unaudited)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Products ................................   $ 17,028    $ 17,260    $ 18,521    $ 19,724    $ 24,747
  Funded research and development .........      4,088       4,472       4,572       3,142       2,214
                                              --------    --------    --------    --------    --------
         Total revenues ...................     21,116      21,732      23,093      22,866      26,961
                                              --------    --------    --------    --------    --------
Costs and expenses:
  Cost of product revenues ................      6,362       6,464       5,870       7,222       7,925
  Research and development (1) ............      9,091      13,450      15,633      28,667      27,108
  Selling general and administrative ......      9,054       9,570      12,562      12,469      16,066
                                              --------    --------    --------    --------    --------
         Total costs and expenses .........     24,507      29,484      34,065      48,358      51,099
                                              --------    --------    --------    --------    --------

Loss from operations ......................     (3,391)     (7,752)    (10,972)    (25,492)    (24,138)
Interest and other income, net ............      1,206       1,192       1,106       6,160       2,945
                                              --------    --------    --------    --------    --------

Loss from continuing operations ...........     (2,185)     (6,560)     (9,866)    (19,332)    (21,193)


Loss from discontinued operations (2) .....     (1,513)       --          --          --          --
                                              --------    --------    --------    --------    --------

Net loss ..................................   $ (3,698)   $ (6,560)   $ (9,866)   $(19,332)   $(21,193)
                                              ========    ========    ========    ========    ========

Loss from continuing operations per share .   $  (0.14)   $  (0.38)   $  (0.56)   $  (0.94)   $  (1.02)

Loss from discontinued operations per share      (0.09)       --          --          --          --
                                              --------    --------    --------    --------    --------
Net loss per share ........................   $  (0.23)   $  (0.38)   $  (0.56)   $  (0.94)   $  (1.02)
                                              ========    ========    ========    ========    ========

Weighted average shares outstanding .......     16,148      17,238      17,579      20,583      20,869
                                              ========    ========    ========    ========    ========

BALANCE SHEET DATA:                                                   MARCH 31,
                                              ---------------------------------------------------------
                                                1998         1999      2000         2001        2002
                                                ----         ----      ----         ----        ----
                                             (unaudited) (unaudited)
Cash, cash equivalents and marketable
  securities ..............................   $ 26,398    $ 18,181   $106,384     $ 92,498    $ 71,321
Working capital ...........................     26,858      20,733    107,438       94,651      74,127
Total assets ..............................     38,401      30,808    120,132      110,961      89,176
Accrued expenses ..........................      4,572       4,887      6,355        4,656       4,906
Deferred revenue ..........................        449          44         35        3,752       2,373
Long-term liabilities .....................         64         205        715          368         --
Stockholders' equity ......................     30,592      24,797    111,238       99,814      79,868


(1)  Research and development expenses include certain contract costs.
(2) Discontinued operations reflect the results of our dental subsidiary which was discontinued in fiscal 1998 as we shifted all of our focus to our core cardiovascular business.

     The following table presents net increases and (decreases) in our previously reported operating results for each of the five years ended March 31, 1998 through March 31, 2002 as a result of the aforementioned restatements (in thousands):

                          INCREASES AND (DECREASES) IN
                      SELECTED CONSOLIDATED FINANCIAL DATA
                          AS A RESULT OF RESTATEMENTS
                      (In thousands, except per share data)



                                                                FISCAL YEARS ENDED MARCH 31,
                                                       1998       1999       2000       2001       2002
                                                       ----       ----       ----       ----       ----
                                                   (unaudited) (unaudited)
STATEMENT OF OPERATIONS DATA:
Revenues (1):
  Products .......................................   $  (233)   $  (819)   $   144    $(2,293)   $ 2,257
  Funded research and development ................    (1,097)       461        432        263      1,119
                                                     -------    -------    -------    -------    -------
         Total revenues ..........................    (1,330)      (358)       576     (2,030)     3,376
                                                     -------    -------    -------    -------    -------
Costs and expenses:
  Cost of product revenues (1) ...................      (140)      (308)       (12)      (153)       630
   Research and development:
     Internally incurred R&D costs (2) ...........      --         --         --          695       (260)
     Acquired technology costs, net (3) ..........      --         --         --        5,301     (2,120)
  Selling general and administrative(4) ..........      --         (202)      --           58       (130)
                                                     -------    -------    -------    -------    -------
         Total costs and expenses ................      (140)      (510)       (12)     5,901     (1,880)
                                                     -------    -------    -------    -------    -------

Income (loss) from operations ....................    (1,190)       152        588     (7,931)     5,256
Interest and other income, net ...................      --         --         --         --         --
                                                     -------    -------    -------    -------    -------

Income (loss) from continuing operations .........    (1,190)       152        588     (7,931)     5,256
Income (loss) from discontinued operations .......      --         --         --         --         --
                                                     -------    -------    -------    -------    -------
Net income (loss) ................................   $(1,190)   $   152    $   588    $(7,931)   $ 5,256
                                                     =======    =======    =======    =======    =======


Income (loss) from continuing operations per share   $ (0.07)   $  0.01    $  0.03    $ (0.39)   $  0.25

Income from discontinued operations per share ....      --         --         --         --         --
                                                     -------    -------    -------    -------    -------
Net income (loss) per share ......................   $ (0.07)   $  0.01    $  0.03    $ (0.39)   $  0.25

Weighted average shares outstanding ..............      --         --         --         --         --
                                                     =======    =======    =======    =======    =======

BALANCE SHEET DATA:(5)                                                     MARCH 31,
                                                       1998       1999       2000       2001       2002
                                                       ----       ----       ----       ----       ----
                                                   (unaudited) (unaudited)
Cash, cash equivalents and marketable
securities .......................................   $  --      $  --      $  --      $  --      $  --
Working capital ..................................    (2,426)    (1,411)    (1,560)    (3,348)      (374)
Total assets (3) .................................      (354)    (2,174)    (1,656)    (7,052)    (3,627)
Accrued expenses .................................     1,869        491        204       (945)    (1,062)
Deferred revenue .................................       203       (391)      (174)     2,757      1,053
Long-term liabilities ............................      --         --         --         --         --
Stockholders' equity .............................    (2,426)    (2,274)    (1,686)    (8,864)    (3,618)





(1) Changes in revenues and cost of products sold primarily reflect timing differences resulting from modification of the Company's revenue recognition policy.




(2) Changes in internal research and development expenses primarily reflect adjustment for stock-based compensation in fiscal 2001 and a reduction of incentive compensation paid for fiscal 2002.



(3) Changes in research and development expenses reflect fully writing-off the acquisition costs of the Penn State Heart in the year of acquisition, net of previously reported amortization. These costs were reported previously as Intellectual Property being amortized over the three-year period ending September 2003.



(4) Decrease in selling, general and administration costs reflect a reduction of incentive compensation paid for fiscal 2002.





(5) Because these modifications reflect timing of revenues and expenses and other non-cash related adjustments, certain of the Company's balance sheet data has changed including accounts receivable, intangible assets, deferred revenue and accrued expenses. The Company's overall capital resources, in particular cash and marketable securities, were not changed as a result of these restatements.

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



     Research and development is a significant portion of our operations. Our research and development efforts are focused on the development of new products, primarily related to heart assist and heart replacement, and the continued enhancement of the BVS and related technologies. In fiscal 2002, we incurred $21.0 million in total research and development spending directed at the AbioCor and $6.1 million in research and development spending directed at BVS improvements, the Penn State Heart and development of other potential products. These expenditures were partially offset by revenues from contracts and grants of $2.2 million, of which the majority were from the NHLBI. We retain rights to commercialize all technological discoveries and products resulting from these contracts and grants.

RESTATEMENT OF PRIOR YEAR'S FINANCIAL STATEMENTS



     We have modified our methods of revenue recognition for certain BVS sales contracts and funded research and development contracts. Such modifications result in the shifting of portions of revenues and related expenses between fiscal quarters and fiscal years. In addition, we have modified the timing of expenses recorded in connection with our acquisition in September 2000 of rights to the Penn State Heart and we have recorded expense for certain non-cash transactions involving stock option exercises made by employees with the assistance of the Company. Accordingly, we have restated our previously audited consolidated financial results and have restated our previously reported deficit at March 31, 1999 below for each of the two years ended on March 31, 2000 and 2001. Our financial results presented below for our year ending on March 31, 2002 have been revised from our previously announced fiscal 2002 results included in our press release on operating results dated May 16, 2002. Throughout this Management's Discussion and Analysis of Financial Condition and Operations (MD&A), the term "previously reported" will be used to refer to our previously filed financial statements for the two years ending on March 31, 2001 as well as our previously announced fiscal 2002 results.



     The following table presents increases and decreases to our previously reported operating results for each of the three years ending on March 31, 2002 that resulted in the aforementioned restatements:

             CHANGES IN PREVIOUSLY REPORTED AMOUNTS
               (THOUSANDS, EXCEPT PER SHARE DATA)



                                                 YEAR ENDED MARCH 31,
                                             2000       2001       2002
Revenues:

     Products ..........................   $   144    $(2,293)   $ 2,257
     Funded research and development ...       432        263      1,119
                                           -------    -------    -------

          Total revenues ...............       576     (2,030)     3,376
                                           -------    -------    -------
Costs and expenses:
     Cost of product revenues ..........       (12)      (153)       630

     Research and development:
         Internally incurred R&D costs .      --          695       (260)

         Acquired technology costs, net       --        5,301     (2,120)
     Selling, general and administrative      --           58       (130)
                                           -------    -------    -------
          Total costs and expenses .....       (12)     5,901     (1,880)
                                           -------    -------    -------
Income (loss) from operations ..........       588     (7,931)     5,256
                                           -------    -------    -------
Interest and other income, net .........      --         --         --
                                           -------    -------    -------
Net income (loss) ......................   $   588    $(7,931)   $ 5,256
                                           =======    =======    =======
Net income (loss) per share ............   $  0.03    $ (0.39)   $  0.25
                                           =======    =======    =======




     Our previously reported deferred revenues decreased by $0.2 million as of March 31, 2000 and March 31, 2002 and increased by $2.8 million as of March 31, 2001, as a result of the aforementioned restatements. The increase in deferred revenue on March 31, 2002 is scheduled for recognition as revenue in our fiscal year that ends March 31, 2003 upon the earlier of shipment of BVS blood pump product or the end of the terms of the relevant contracts. In addition to these changes in deferred revenues, these modifications also resulted in $1.6 million, $0.8 million and $0.2 million under accepted extended-term contracts at March 31, 2000, 2001 and 2002, respectively, that were added to the Company's backlog on those dates but not recorded as deferred revenues because they were unbilled.



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

     The following table presents the amounts of revenue recognized under extended-term contracts for each of the two categories described above during each of the three years ended March 31, 2002, as restated (in millions):



                                                             YEAR ENDED MARCH 31,
                                                             --------------------
                                                           2000      2001      2002
                                                           ----      ----      ----
 Revenues by category of contract:
      First category .................................    $  1.4    $  2.0    $  1.3
      Second category ................................       1.1       0.8       3.9
                                                          ------    ------    ------
           Total extended-term contracts .............    $  2.5    $  2.8    $  5.2
                                                          ------    ------    ------
 Percent of total extended-term contract revenue from
 contracts using:
      Contractual maximums to calculate average price
      per pump ............                                    0%       54%       53%
      Estimated usage to calculate average price per
      pump ..............................................    100%       46%       47%






     As of March 31, 2002, March 31, 2001 and March 31, 2000 deferred revenues from these contracts totaled $2.6 million $4.0 million and $1.4 million, respectively. Of the Company's 29 contracts with customers at March 31, 2002, 4 were of the first category and 25 were of the second category. The terms of these contracts are all scheduled to expire during our fiscal year that ends March 31, 2003 accordingly all of the $2.6 million in revenue that is deferred as of March 31, 2002 is anticipated to be recognized as revenue during Fiscal 2003.



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



     The Company also reduced certain accrued expenses based upon expectations that the amounts will not be paid out. The result of these modifications was to reduce operating expenses by $443,000 for the year ended March 31 2002 with a corresponding reduction in accrued expenses due to a revision of the Company's incentive compensation accrual which amount, based upon subsequent information, will not be paid in conjunction with the year ended March 31, 2002. Costs associated with the abandonment of patents were increased by $63,000 in the Company's restated results for its fiscal year ended March 31, 2002 and certain balance sheet modifications were made at March 31, 2000 and 2001 to reflect the timing of software purchases and leasehold improvements in the amounts of $29,000 and $148,000, respectively. These balance sheet modifications, which represented timing differences, did not have any effect on the Company's net operating results.





     Because the above-described restatements reflect the timing of certain revenues and expenses and non-cash transactions, our balance sheet was correspondingly adjusted in various categories, including accounts receivable, intellectual property, accrued expenses and deferred revenues. In addition, the Company's accumulated deficit at April 1, 1999 was increased by $2.5 million to reflect the cumulative effect of our modifications to our revenue recognition policies on prior years partially offset by a decrease of $0.2 million to reflect a reduction in accrued expenses. Our capital resources were not impacted by any of these transactions. These increases and decreases in operating results and associated balance sheet accounts are included in the results discussed in our MD&A and presented in our audited financial statements as filed with this Annual Report on Form 10-K.



RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:

                                                   YEAR ENDED MARCH 31,
                                            2000           2001            2002
                                            ----           ----            ----
                                         (restated)      (restated)
Revenues:
     Products ..........................      80.2%          86.3%          91.8%
     Funded research and development ...      19.8           13.7            8.2
                                            -------        -------        -------
          Total revenues ...............     100.0          100.0          100.0
                                            -------        -------        -------
Costs and expenses:
     Cost of product revenues ..........      25.4           31.6           29.4
     Research and development ..........      67.7          125.4          100.5
     Selling, general and administrative      54.4           54.5           59.6
                                            -------        -------        -------
          Total costs and expenses .....     147.5          211.5          189.5
                                            -------        -------        -------
Loss from operations ...................     (47.5)        (111.5)         (89.5)
Interest and other income, net .........       4.8           26.9           10.9
                                            -------        -------        -------

Net loss ...............................     (42.7)%        (84.6)%        (78.6)%
                                            =======        =======        =======



FISCAL YEARS ENDED MARCH 31, 2002 AND MARCH 31, 2001 ("FISCAL 2002" AND "FISCAL 2001")



     PRODUCT REVENUES. Product revenues increased by $5.0 million, or 25%, to $24.7 million in fiscal 2002 from $19.7 million in fiscal 2001. The increase in product revenues was attributable to increased sales of BVS disposable blood pumps to existing and new customers and including international customers, increased sales of our BVS 5000t Transport/Backup console. These increases reflect increases in product shipments, including and the timing of previously deferred revenue under extended-term contracts. The portion of product revenues derived from sales of disposable blood pumps and related accessories and services increased by $4.6 million, or 29%, to $20.7 million in fiscal 2002 from $16.1 million in fiscal 2001. The portion of product revenues derived from sales of BVS consoles increased by $0.5 million, or 14%, to $4.1 million in fiscal 2002 from $3.6 million in fiscal 2001. Domestic product revenues included approximately $5.2 million from extended-term contracts in fiscal 2002 and $2.8 million in fiscal 2001. Domestic sales accounted for 92% of total product revenue during the fiscal 2002 and 96% of product revenue for fiscal 2001.





     FUNDED RESEARCH AND DEVELOPMENT REVENUES. Contract revenues decreased by $0.9 million, or 29%, to $2.2 million in fiscal 2002 from $3.1 million in fiscal 2001. Approximately $1.1 million of the contract revenues recognized in fiscal 2002 were derived from our AbioCor government contract compared to $1.8 million in the prior year as the Company's funding under that contract ended in fiscal 2002. As is typical for research and development programs that have matured to the stage where they are ready to commence human clinical trials, we do not anticipate additional government research and development funding for AbioCor. Included in funded research and development for the year just ended was $0.6 million in revenues recorded in connection with providing specialized training to medical centers involved with our U.S. and European AbioCor clinical trials.



     As of March 31, 2002, our total backlog of research and development contracts and grants was $0.7 million. All of these contracts and grants contain provisions that make them terminable at the convenience of the government.



     COST OF PRODUCT REVENUES. Cost of product revenues as a percentage of product revenues decreased to 32% for fiscal 2002 from 37% in the prior fiscal year. The 5% decrease is primarily due to the expiration of an agreement on August 3, 2000, in which the Company paid royalties to third parties on certain BVS product revenues and to the proportionate increase in sales of BVS disposable blood pumps relatively to sales of lower margin BVS consoles.



     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by $1.6 million, or 6%, to $27.1 million in the fiscal 2002, from $28.7 million in the prior fiscal year. Research and development expenses were 101% of total revenues for the fiscal 2002 and 125% of total revenues in the prior year. Included in research and development expenses for fiscal 2001 were $6.4 million in cost incurred with our acquisition of rights to the Penn State Heart. Excluding these acquisition costs, research and development expenses increased by $4.8 million, or 22%, in fiscal 2002 from $22.3 million in fiscal 2001. Research and development expenses incurred for the AbioCor increased by $4.4 million to $21.0 million during the fiscal year ended March 31, 2002 from $16.6 million for the fiscal year ended March 31, 2001. This increase in AbioCor expenditures during the fiscal year just ended is primarily attributable to our clinical trial that began in July 2001 and include costs associated with increased manufacturing, testing and documentation activities. Research and development expense for the fiscal year ended March 31, 2002 also included $2.7 million in expenditures related to the development of the Penn State Heart and $3.4 million in expenditures for other products under development and for enhancements for the BVS product line.





     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $3.6 million, or 29%, to $16.1 million in fiscal year ended March 31, 2002 from $12.5 million in the prior year. Expenditures increased to 60% of total revenues from 55% of total revenues in the same period a year earlier as a result of increased staffing, including creating of a direct sales and clinical support team in Europe, and public relations activities associated with the commencement of the AbioCor clinical trial.



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



     NET LOSS. Net loss for the fiscal year ended March 31, 2002 was approximately $21.2 million, or $1.02 per share. This compares to a net loss of approximately $19.3 million, or $0.94 per share, for the prior fiscal year. The losses for both years are primarily attributable to development and clinical testing costs associated with the AbioCor and costs of acquiring and developing other technologies and products.



FISCAL YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000 ("FISCAL 2001" AND "FISCAL 2000")



     PRODUCT REVENUES. Product revenues increased by $1.2 million, or 6%, to $19.7 million in fiscal 2001 from $18.5 million in fiscal 2000. The increase in product revenues was primarily attributable to increased sales of BVS disposable blood pumps to new and existing customers, higher average selling prices for these blood pumps and sales of our new BVS 5000t Transport/Backup console. The increased sales of BVS disposable blood pumps reflects increases in product shipments, including the timing of previously deferred revenue under extended-term contracts. The portion of product revenues derived from sales of disposable blood pumps and related accessories and services increased by $1.0 million, or 7%, to $16.1 million in fiscal 2001 from $15.1 million in fiscal 2000. The portion of product revenues derived from sales of BVS consoles increased by $0.2 million, or 6%, to $3.6 million in fiscal 2001 from $3.4 million in fiscal 2000. Domestic product revenues included approximately $2.8 million from extended-term contracts in fiscal 2001 and $2.5 million in fiscal 2000. Domestic sales accounted for 96% of total product revenue during the fiscal year ended March 31, 2001 and 2000.

     FUNDED RESEARCH AND DEVELOPMENT REVENUES. Contract revenues decreased by $1.5 million, or 33%, to $3.1 million in fiscal 2001 from $4.6 million in fiscal 2000. Approximately $1.8 million of the contract revenues recorded in the fiscal year ended March 31, 2001 and $2.2 million recorded in the fiscal year ended March 31, 2000 were derived from our AbioCor government contract. The decline in funded research and development revenues is primarily due to the completion or winding down of research and development work performed under certain government-sponsored research contracts and grants. As is typical for research and development programs that have matured to the stage where they are ready to commence human clinical trials, we do not anticipate additional government research and development funding for AbioCor and, as a result, we anticipate that our funded research and development revenues will decline in our new fiscal year.



     As of March 31, 2001, our total backlog of research and development contracts and grants was $2.3 million, including $1.1 million in revenues not recognized on the AbioCor contract. All of these contracts and grants contain provisions that make them terminable at the convenience of the government.



     COST OF PRODUCT REVENUES. Cost of product revenues as a percentage of product revenues increased to 37% for the fiscal year ended March 31, 2001 from 32% in the prior fiscal year. The 5% increase was primarily due to production inefficiencies associated with the production startup of our new BVS 5000t Transport/Backup console and transitional costs related to our moving and qualifying our new BVS blood pump manufacturing facility. These increases to our cost of product revenues were partly offset by the discontinuation of a royalty obligation due to the Abiomed Limited Partnership. The royalty obligation, which on a net basis was approximately 2.1% of the majority of BVS product revenues, contractually expired for product sold after August 3, 2000.





     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $13.0 million, or 83%, to $28.7 million in the fiscal 2001, from $15.6 million in the prior fiscal year. Research and development expenses were 125% of total revenues for the fiscal 2001 and 68% of total revenues in the prior year. Included in research and development expenses for fiscal 2001 were $6.4 million in cost incurred in connection with our acquisition of rights to the Penn State Heart. Excluding these acquisition costs, research and development expenses in fiscal 2001 were $22.3 million, an increase of $6.7 million, or 43%, over the prior year. Excluding Penn State Heart acquisition costs, the increase in expenditures during the fiscal year ended March 31, 2001 was due primarily to increased spending for the AbioCor, including preparations for initial clinical trials and increased cost for further development of the Penn State Heart and development of other new products and enhancements for the BVS product line. Research and development expenses during the fiscal year ended March 31, 2001 included $16.6 million of expenses incurred in connection with our development activities for the AbioCor, compared to $11.5 million in the prior year.





     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $0.1 million, or 1%, to $12.5 million in fiscal 2001 from $12.6 million in the prior year. These expenditures were approximately 54% of total revenues in fiscal 2001 and fiscal 2000. Reduced legal expenses in fiscal 2001 compared with fiscal 2000 were partially offset by increased costs associated with increased sales and administrative staffing and related activities.



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



     NET LOSS. Net loss for the fiscal year ended March 31, 2001 was approximately $19.3 million, or $0.94 per share. This compares to a net loss of approximately $9.9 million, or $0.56 per share, for the prior fiscal year. The losses for both years are primarily attributable to development and pre-clinical testing costs associated with the AbioCor.

LIQUIDITY AND CAPITAL RESOURCES

     We have supported our operations primarily with net revenues from sales of our BVS product line, government contracts and proceeds from our equity financings. As of March 31, 2002, our cash, cash equivalents and marketable securities totaled $71.3 million.



     During fiscal 2002, operating activities used $19.6 million of cash. Net cash used by operating activities in fiscal 2002 reflected a net loss of $21.2 million, including non-cash depreciation and amortization expense of $1.8 million and stock-based compensation of $0.2 million, and increases in inventory and prepaid expenses and other assets of $0.7 million and $0.1 million, respectively. Cash was also used to reduce accounts payable, deferred revenues and long-term liabilities by $0.2 million, $1.4 million and $0.1 million, respectively. These uses of cash were partially offset by a decrease in accounts receivable and an increase in accrued expenses of $1.6 million and $0.3 million, respectively. The decrease in accounts receivable is attributable to more extensive efforts to reduce BVS trade receivables during the fiscal year ended March 31, 2002. The increase in inventory is the result of the Company's effort to maintain greater stocks of BVS disposable blood pump materials and finished goods in connection with planned shipments. The decrease in deferred revenues is the result of shipment of BVS blood pumps under extended-term contracts.



     During fiscal 2002, investing activities used $25.7 million of cash. Approximately $23.6 million in cash was used for the acquisition of short-term marketable securities, net of sales of similar securities. We also expended cash for patent additions and capital equipment and leasehold improvements of $0.4 million and $1.6 million, respectively.

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

     INCOME TAXES. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of March 31, 2002, the Company had federal tax net operating loss carryforwards of approximately
$75.5 million which begin to expire in 2005. The Company also has research and development credit carryforwards of approximately $2.9 million which begin to expire in 2004. We have recorded a valuation allowance of $40.5 million as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that the Company will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period such a determination was made.



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



     In recent years we have significantly increased our research and development expenditures for the AbioCor, and we expect that this trend will continue in the future. We will also need to make significant expenditures to begin to manufacture and market the AbioCor and our other planned new products in commercial quantities for sale in the U.S. and other countries, if and when we obtain regulatory approval to do so. We cannot be sure that our estimates of capital expenditures for the AbioCor and the development of our other new products will be accurate. We could have significant cost overruns, which could reduce our ability to commercialize our products. Any delay or inability to commercialize our products under development could adversely affect our business prospects and results of operations. We do not operate at a profit and do not expect to be profitable for some time. We had a net loss of $21.2 million in fiscal 2002 and a net loss of $19.3 million in fiscal 2001. We are committed to making large expenditures for the AbioCor and, to a lesser extent, other new products, in fiscal 2003 and subsequent fiscal years, which may result in losses in future periods. These expenditures include costs associated with performing clinical trials for the AbioCor, continuing our research and development relating to the AbioCor and other new products, seeking regulatory approvals for the AbioCor and, if we receive these approvals, commencing commercial manufacturing and marketing of the AbioCor. The amount of these expenditures is difficult to forecast accurately, and cost overruns may occur. We plan to fund a portion of these expenditures from our limited existing financial resources and revenues from BVS sales, which are variable and uncertain. We cannot be sure that we will have the necessary funds to develop and commercialize our new products, or that additional funds will be available on commercially acceptable terms, if at all. In the event that we are unable to obtain the necessary funding to develop and commercialize our products, our business may be adversely affected.

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

     - the timing of customer orders and deliveries for BVS blood pumps and consoles to current and new customers and the timing of revenue deferred and recognized under extended-term contracts;

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

     Revenues from our BVS product line in fiscal 2002 increased by 25% from revenues in fiscal 2001, and in fiscal 2001 our BVS revenues increased by 6% from revenues in fiscal 2000. A significant portion, $5.2 million in fiscal 2002 compared to $2.8 million in fiscal 2001 and $2.5 million in fiscal 2000, were derived from extended-term contracts. All of the Company's existing extended-term contracts at March 31, 2002, the terms of which were one to three years, are scheduled to expire in fiscal 2003. To maintain or increase revenues from sales of our BVS products, we may be required to adopt new sales and marketing strategies, some of which may require expending additional capital resources, or execute on existing strategies. The new strategies we may adopt or execute on include:





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

     -    seeking new categories of patients to support with the device; and

     - renew extended-term contracts, or alternative arrangements at customers for which these contracts are scheduled to expire.



     In the event that we are unsuccessful in carrying out these new strategies, our revenues may decline.

     WE MAY NOT BE SUCCESSFUL IN EXPANDING OUR SALES ACTIVITIES INTO INTERNATIONAL MARKETS.



     We are seeking to expand our international sales of the BVS and prepare for commercialization of the AbioCor by recruiting direct sales and support teams for selected countries in Europe and pursuing regulatory approval of the BVS in Japan. To date we have limited experience in selling the BVS internationally. In fiscal 2002, approximately 8%, and in fiscal 2001, approximately 4%, of our revenues from the BVS product line were derived from international sales. Our international operations will be subject to a number of risks, which may vary from the risks we experience in the U.S., including:



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

     The report of PricewaterhouseCoopers LLP on our consolidated financial statements for the Company's past three fiscal years is presented in Item 14 of this Annual Report on Form 10-K.

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



(A) (1)  FINANCIAL STATEMENTS




                                                                                                               PAGE
                                                                                                               ----
Report of Independent Accountants..................................................................            F-1
Consolidated Balance Sheets as of March 31, 2001 and 2002..........................................            F-2
Consolidated Statements of Operations for the Fiscal Years Ended March 31, 2000, 2001 and
  2002.............................................................................................            F-3
Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended March 31, 2000,
  2001 and 2002....................................................................................            F-4
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2000,
  2001 and 2002....................................................................................            F-5
Notes to Consolidated Financial Statements.........................................................            F-6 - F-25




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

             (g) Form of Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.*

             (h)  Schedule related to Change of Control Agreement - filed as
                  Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.*

        (11) Statement re computation of Per Share Earnings - see Note 1(j), Notes to Consolidated Financial Statements.



        (16)
             (a) Arthur Andersen LLP letter dated June 6, 2002 regarding the change in the registrant's certifying accountants filed as
                  Exhibit 16.1 to our current report on Form 8-K dated June 6, 2002 (previously filed).



        (21) Subsidiaries of the Registrant.



        (23) Consent of Independent Accountants.

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

                                             ABIOMED, Inc.

Dated: August 28, 2002                       By:    /s/  John F. Thero
                                                --------------------------------
                                                    JOHN F. THERO
                                                 SENIOR VICE PRESIDENT
                                                 CHIEF FINANCIAL OFFICER
                                                 AND TREASURER

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

SIGNATURE                                               TITLE                                    DATE
---------                                               -----                                    ----
                       *                                Chairman of the Board,                   August 28, 2002
           --------------------------                     Chief Executive Officer
                DAVID M. LEDERMAN                         President and Director
                                                          (Principal Executive Officer)


               /s/ John F. Thero                        Senior Vice President-Finance,           August 28, 2002
           --------------------------                     Chief Financial Officer and
                 JOHN F. THERO                            Treasurer (Principal Financial
                                                          Officer)


                       *                                Director                                 August 28, 2002
           --------------------------
                W. GERALD AUSTEN


                       *                                Director                                 August 28, 2002
           --------------------------
                PAUL B. FIREMAN

                       *                                Director                                 August 28, 2002
           --------------------------
                JOHN F. O'BRIEN


                       *                                Director                                 August 28, 2002
           --------------------------
                DESMOND O'CONNELL


                       *                                Director                                 August 28, 2002
           --------------------------
                HENRI A. TERMEER

        *By    /s/ John F. Thero
           --------------------------
                 JOHN F. THERO
              As attorney-in-fact

                         ABIOMED, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2001 AND 2002


                                      INDEX


                                                                                             PAGE


REPORT OF INDEPENDENT ACCOUNTANTS                                                             F-1

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 AND 2002                                     F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
ENDED MARCH 31, 2000, 2001 AND 2002                                                           F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2000, 2001 AND 2002                                             F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
ENDED MARCH 31, 2000, 2001 AND 2002                                                           F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                 F-6 - F-25

                        REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and
Shareholders of ABIOMED, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, statements of stockholders' equity and statements of cash flows present fairly, in all material respects, the financial position of ABIOMED, Inc. and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3, the Company has restated its consolidated financial statements for the years ended March 31, 2001 and 2000, previously audited by other independent accountants.



/s/  PricewaterhouseCoopers LLP
Boston, Massachusetts
August 27, 2002

                          ABIOMED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    MARCH 31,
                                                                              -------------------
                                                                                2001     2002
                                                                              RESTATED
                                     ASSETS
CURRENT  ASSETS:
   Cash and cash equivalents                                                  $ 90,462   $ 45,667
   Short-term marketable securities                                              2,036     25,654
   Accounts receivable, net of allowance for doubtful accounts of
       approximately $184 and $139 at March 31, 2001 and 2002, respectively      8,622      7,056
   Inventories                                                                   3,544      4,233
   Prepaid expenses and other current assets                                       766        825
                                                                              --------   --------

         Total current assets                                                  105,430     83,435

PROPERTY AND EQUIPMENT, AT COST:
   Machinery and equipment                                                       7,546      8,749
   Furniture and fixtures                                                          807        963
   Leasehold improvements                                                        3,528      2,041
                                                                              --------   --------
                                                                                11,881     11,753
   Less--Accumulated depreciation and amortization                               7,129      7,046
                                                                              --------   --------
                                                                                 4,752      4,707
                                                                              --------   --------

INTELLECTUAL PROPERTY AND OTHER ASSETS, NET                                        779      1,034
                                                                              --------   --------

                                                                              $110,961   $ 89,176
                                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $  2,129   $  1,975
   Accrued expenses                                                              4,656      4,906
   Deferred revenue                                                              3,752      2,373
   Current portion of long-term liabilities                                        242         54
                                                                              --------   --------

         Total current liabilities                                              10,779      9,308

LONG-TERM LIABILITIES                                                              368          -

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:
   Class B Preferred Stock, $.01 par value-
     Authorized--1,000,000 shares; Issued and outstanding--No shares                 -          -
   Common Stock, $.01 par value-
     Authorized--100,000,000 shares; Issued and outstanding-- 20,770,714
     shares and 20,950,933 shares at March 31, 2001 and 2002, respectively         208        210
   Additional paid-in capital                                                  162,313    163,558
   Accumulated deficit                                                         (62,707)   (83,900)
                                                                              --------   --------

         Total stockholders' equity                                             99,814     79,868
                                                                              --------   --------
                                                                              $110,961   $ 89,176
                                                                              ========   ========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                         ABIOMED, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                                                    YEARS ENDED MARCH 31,
                                                                    -----------------------------------------------
                                                                        2000              2001              2002
                                                                      RESTATED          RESTATED
REVENUES:
   Products                                                         $     18,521      $     19,724      $     24,747
   Funded research and development                                         4,572             3,142             2,214
                                                                    ------------      ------------      ------------
                                                                          23,093            22,866            26,961
                                                                    ------------      ------------      ------------

COSTS AND EXPENSES:
   Cost of product revenues                                                5,870             7,222             7,925
   Research and development                                               15,633            28,667            27,108
   Selling, general and administrative                                    12,562            12,469            16,066
                                                                    ------------      ------------      ------------
                                                                          34,065            48,358            51,099
                                                                    ------------      ------------      ------------

LOSS FROM OPERATIONS                                                     (10,972)          (25,492)          (24,138)

   Other income, net (Note 14)                                             1,106             6,160             2,945
                                                                    ------------      ------------      ------------

NET LOSS                                                            $     (9,866)     $    (19,332)     $    (21,193)
                                                                    ============      ============      ============

BASIC AND DILUTED NET LOSS PER SHARE                                $      (0.56)     $      (0.94)     $      (1.02)
                                                                    ============      ============      ============

WEIGHTED AVERAGE  SHARES OUTSTANDING                                  17,578,522        20,583,363        20,869,160
                                                                    ============      ============      ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         ABIOMED, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                   COMMON STOCK              ADDITIONAL                        TOTAL
                                           NUMBER              $.01           PAID-IN       ACCUMULATED     STOCKHOLDERS'
                                           OF SHARES        PAR VALUE         CAPITAL         DEFICIT          EQUITY
Balance, March 31, 1999, as reported       17,301,604       $      173      $    58,133     $   (31,235)    $     27,071
  Effect of restatement (Note 3)                    -                -                -          (2,274)          (2,274)
                                           ----------       ----------      -----------     -----------     ------------
Balance, March 31, 1999, as restated       17,301,604       $      173      $    58,133     $   (33,509)    $     24,797

  Sales of common stock, net of
       offering costs of $6,569             3,000,000               30           95,401               -           95,431
  Stock options exercised                     132,998                1              701               -              702
  Stock issued under employee
       stock purchase plan                     17,092                1              100               -              101
  Stock issued to directors                     4,000                -               73               -               73
  Net loss                                          -                -                -          (9,866)          (9,866)
                                           ----------       ----------      -----------     -----------     ------------
Balance, March 31, 2000, as restated       20,455,694              205          154,408         (43,375)         111,238

  Issuance of common stock
      and warrants to acquire
      in-process research and development     110,000                1            6,290               -            6,291
  Stock options exercised                     192,344                2              670               -              672
  Stock-based compensation                          -                -              753                              753
  Stock issued under employee
       stock purchase plan                     10,772                -              162               -              162
  Stock issued to directors                     1,904                -               30               -               30
  Net loss                                          -                -                -         (19,332)         (19,332)
                                           ----------       ----------      -----------     -----------     ------------

Balance, March 31, 2001, as restated       20,770,714              208          162,313         (62,707)          99,814

  Stock options exercised                     158,752                2              768               -              770
  Stock-based compensation                          -                -              240                              240
  Stock issued under employee
       stock purchase plan                     20,516                -              222               -              222
  Stock issued to directors                       951                -               15               -               15
  Net loss                                          -                -               --         (21,193)         (21,193)
                                           ----------       ----------      -----------     -----------     ------------

Balance, March 31, 2002                    20,950,933       $      210      $   163,558     $   (83,900)    $     79,868
                                           ==========       ==========      ===========     ===========     ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                         ABIOMED, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                 YEARS ENDED MARCH 31,
                                                                                      ---------------------------------------
                                                                                        2000            2001          2002
                                                                                      RESTATED        RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $  (9,866)     $ (19,332)     $ (21,193)

   Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                                    1,686          1,907          1,771
         Bad debt expense                                                                    20              -            (45)
         Net loss on disposition of fixed assets                                              -              -             33
         Loss on abandonment of patents                                                       -              -             63
         Stock-based compensation                                                             -            753            240
         Write-off of acquired in-process research and development                            -          6,291              -

       Changes in assets and liabilities:
         Accounts receivable, net                                                          (153)        (3,363)         1,611
         Inventories                                                                       (552)           (96)          (689)
         Prepaid expenses and other current assets                                         (192)          (245)           (71)
         Accounts payable                                                                   678            576           (154)
         Accrued expenses                                                                 1,468         (1,699)           250
         Deferred revenue                                                                    (9)         3,717         (1,379)
         Long-term liabilities                                                              (36)          (105)           (64)
                                                                                      ---------      ---------      ---------

           Net cash used in operating activities                                         (6,956)       (11,596)       (19,627)
                                                                                      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the maturity of short-term marketable securities                        12,748         11,135         14,391
   Purchases of short-term marketable securities                                         (7,513)        (9,504)       (38,009)
   Additions to patents                                                                    (232)          (511)          (441)
   Purchases of property and equipment                                                   (1,477)        (2,407)        (1,624)
                                                                                      ---------      ---------      ---------

           Net cash provided by (used in) investing activities                            3,526         (1,287)       (25,683)
                                                                                      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net                                               95,431              -              -
   Proceeds from exercise of stock options and stock issued
     under employee stock purchase plan                                                     876            864          1,007
   Proceeds from issuance of long-term debt                                                 615              -              -
   Repayments of long-term debt and capital lease obligations                               (54)          (236)          (492)
                                                                                      ---------      ---------      ---------

           Net cash provided by financing activities                                     96,868            628            515
                                                                                      ---------      ---------      ---------

NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    93,438        (12,255)       (44,795)

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT
  BEGINNING OF YEAR                                                                       9,279        102,717         90,462
                                                                                      ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT END
  OF YEAR                                                                             $ 102,717      $  90,462      $  45,667
                                                                                      =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
    Capital lease obligation incurred for property and equipment                      $     221      $       -      $       -
                                                                                      =========      =========      =========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Continued)

(2)  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (c)  REVENUE RECOGNITION FROM PRODUCT SALES (CONTINUED)


          Other of our product revenues is derived from extended-term contracts with certain of our customers, which contracts provide the customers with units of our BVS product under extended-term contracts. These contracts, which typically have terms of one to three years, provide for the Company to receive a fixed, non-refundable amount of money over a set period of time in return for our providing these customers with BVS product at the start of the contract and restocking the customer with BVS blood pumps during the term of the contract. The exact quantity of such additional pumps to be supplied, if any, is limited to the actual usage of the product by the customer to support their patients. Under these contracts, we recognize revenue, and record related cost of product revenues, ratably over the term of the contract using an estimated per unit selling price based upon actual shipments of pumps to customers compared to the maximum number of additional pumps allowable under the contract, or when a maximum number is not specified, compared to our estimate of additional pumps that might be required by the customer. In the majority of contracts that contain contractual limits on the number of pumps, customers do not use the maximum number of allowable pumps and, as a result, recognize the remaining deferred revenue at the end of the contract term with no associated incremental cost at that time. When we do not have a contractual maximum number of pumps upon which to rely, we estimate customer blood pump usage and resulting per unit selling price based upon historical experience and based on information from our customers. We update these estimates over the term of a contract based upon significant and quantifiable changes in customer information.



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

                         ABIOMED, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Continued)

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

     (f)  WARRANTIES



          The Company routinely accrues for estimated future warranty costs on its product sales at the time of sale. The BVS product line is subject to rigorous regulation and quality standards. While the Company engages in extensive product quality programs and processes, including monitoring and evaluating the quality of component suppliers, the cost of its warranty obligation is affected by product failure rates and product recalls. Operating results could be adversely effected if the actual cost of product failures, including product recalls, exceeds the estimated warranty provision. Warranty costs are included in cost of product revenues on the consolidated statements of operations.



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
                                                              ========          ========



          All of the Company's inventories on the balance sheet relate to the BVS product line. Because the AbioCor is still in a development and testing stage and is not yet available for commercial sale, inventories do not currently include any costs associated with AbioCor manufactured systems or component parts. Finished goods and work-in-process inventories consist of direct material, labor and overhead.

                         ABIOMED, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (CONTINUED)

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

     (h)  PROPERTY AND EQUIPMENT

          The Company provides for depreciation and amortization on property and equipment by charges to operations in amounts that allocate the cost of depreciable assets over their estimated useful lives on a straight-line basis as follows:

                                                            ESTIMATED
                      CLASSIFICATION                       USEFUL LIFE
                      --------------                       -----------
                  Machinery and equipment                   3- 5 Years
                  Furniture and fixtures                    5-10 Years
                  Leasehold improvements                  Life of lease



          Machinery and equipment includes $221,000 related to assets held under capital leases at March 31, 2002 and 2001. Accumulated amortization related to these assets is $166,000 and $92,000 at March 31, 2002 and 2001, respectively. Depreciation and amortization expense related to property and equipment was $1,491,000, $1,754,000 and $1,636,000 for the fiscal years ended March 31, 2000, 2001 and 2002, respectively.




     (i)  INTELLECTUAL PROPERTY

          The Company capitalizes as intellectual property costs incurred, excluding costs associated with Company personnel, relating to patenting its technology. Capitalized costs, the majority of which represent legal costs, reflect the cost of both awarded patents and patents pending. The Company amortizes the cost of these patents on a straight-line basis over a period from seven to twenty years. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded for a particular patent or elects to discontinue payment of required maintenance fees for a particular patent, the Company at that time records as expense the net capitalized amount of such patent application or patent. The Company does not capitalize maintenance fees for patents.



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

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Continued)

(2)  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (j)  NET LOSS PER SHARE (CONTINUED)


                                                           POTENTIAL DILUTIVE SHARES
                                                         FROM EXERCISE OF COMMON STOCK
                     YEAR ENDED MARCH 31,                           OPTIONS
                     --------------------                ------------------------------
                             2000                                  1,502,658
                             2001                                  1,808,322
                             2002                                  1,420,831


          The calculation of diluted weighted average shares outstanding for the years ended March 31, 2001 and 2002 also excludes warrants to purchase 400,000 share of common stock issued in connection with the acquisition of intellectual property (see Note 5).


     (k)  CASH AND CASH EQUIVALENTS


          The Company classifies any marketable security with a maturity date of 90 days or less at the time of purchase as a cash equivalent.


     (l)  MARKETABLE SECURITIES


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



          The amortized cost and market value of marketable securities were approximately $2,036,000 and $2,073,000 at March 31, 2001, and
          $25,654,000 and $25,661,000 at March 31, 2002, respectively. At
          March 31, 2002 and 2001, these short-term investments consisted primarily of government securities.


     (m)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS


          As of March 31, 2001 and 2002, the Company's financial instruments were comprised of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, the carrying amounts of which approximated fair market value.

                         ABIOMED, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Continued)

(2)  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     (n)  COMPREHENSIVE INCOME


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


     (o)  SEGMENT INFORMATION


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


     (p)  IMPAIRMENT OF LONG-LIVED ASSETS


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


     (q)  ACCOUNTING FOR STOCK-BASED COMPENSATION

          The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of Common Stock at the date of grant. The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, through disclosure only (Note 9). The Company records compensation expense for certain stock option related events requiring remeasurement in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION AND INTERPRETATION OF APB NO. 25. Stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Continued)

(2)  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     (r)  RECENT ACCOUNTING PRONOUNCEMENTS


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

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Continued)

(3)  RESTATEMENT



     We have modified our methods of revenue recognition for certain BVS sales contracts and funded research and development contracts. Such modifications result in the shifting of portions of revenues and related expenses between fiscal quarters and fiscal years. In addition, we have modified the timing of expenses recorded in connection with our acquisition in September 2000 of rights to the Penn State Heart and we have recorded expense for certain non-cash transactions involving stock option exercises made by employees with the assistance of the Company. Accordingly, we have restated our previously audited consolidated financial statements for each of the two years ended March 31, 2001 and have restated our previously reported accumulated deficit at March 31, 1999. These modifications, which are reflected in these consolidated financial statements, were made to comply with our revised policies. Our policies with respect to revenue recognition and stock option related expenses are described in Note 2. In-process research and development costs that we incurred and expensed in connection with our acquisition of the Penn State Heart are described in Note 5.



     The following table presents increases and decreases to our previously reported operating results for each of the three years ended March 31, 2002 that result of the aforementioned restatements:

                      CHANGES IN PREVIOUSLY REPORTED AMOUNTS
                       (In thousands, except per share data)


                                                 YEAR ENDED MARCH 31,
                                             2000       2001       2002
Revenues:
     Products ..........................   $   144    $(2,293)   $ 2,257
     Funded research and development ...       432        263      1,119
                                           -------    -------    -------
          Total revenues ...............       576     (2,030)     3,376
                                           -------    -------    -------
Costs and expenses:
     Cost of product revenues ..........       (12)      (153)       630
     Research and development:
         Internally incurred R&D costs .      --          695       (260)
         Acquired technology costs, net       --        5,301     (2,120)
     Selling, general and administrative      --           58       (130)
                                           -------    -------    -------
         Total costs and expenses .....        (12)     5,901     (1,880)
                                           -------    -------    -------
Income (loss) from operations ..........       588     (7,931)     5,256
                                           -------    -------    -------
Interest and other income, net .........      --         --         --
                                           -------    -------    -------

Net income (loss) ......................   $   588    $(7,931)   $ 5,256
                                           =======    =======    =======
Net income (loss) per share ............   $  0.03    $ (0.39)   $  0.25
                                           =======    =======    =======




     Our previously reported deferred revenues decreased $0.2 as of March 31, 2000 and March 31, 2002 and increased $2.8 million as of March 31, 2001 as a result of the aforementioned restatements. All of this increment in deferred revenue at March 31, 2002 is scheduled for recognition as revenue in our fiscal year that ends March 31, 2003 upon the earlier of shipment of BVS blood pump product or the end of the terms of the respective contracts. These modifications also resulted in adjustments to other balance sheet categories, including accounts receivable, intellectual property, accrued expenses and accumulated deficit. In addition, the Company's accumulated deficit at March 31, 1999 was increased by $2.5 million to reflect the cumulative effect of our modified revenue recognition policies on prior years partially offset by $0.2 million to reflect a reduction in accrued expenses. The Company's capital resources, in particular cash and marketable securities, were not changed as a result of these restatements.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Continued)

(3)  RESTATEMENT (CONTINUED)



     Our principal restatements are summarized below. Throughout these consolidated financial statements the term "previously reported" is used to refer to our previously filed financial statements for the two years ended March 31, 2001 as well as our previously announced fiscal 2002 results. Fiscal 2002 results were announced in our press release dated May 16, 2002.




     Timing of product revenues and related cost of product sales: A portion of our product revenues are derived from contracts that provide for the Company to receive a fixed, non-refundable amount of money over a set period of time in return for our providing these customers with BVS product at the start of the contract and restocking the customer with BVS blood pumps during the term of the contract. The quantity of such additional BVS blood pumps, including related cannulae, to be supplied, if any, during the term of the contract depends upon the actual usage of the product by the customer. The terms of such contracts are typically one to three years. In our previous accounting, for certain contracts we recognized revenue for the full value of the contract, less a discount for cost of money on long-term contracts and we accrued costs for potential pump shipments at or near the beginning of the contract provided that the customer had adequate supplies of the products for their needs. In our restated accounting we defer revenue for the maximum number of pumps that may be shipped under the contract, based on a relative per pump value calculated on the maximum number of pumps that are allowed and that could be required to ship under the contract, and recognize this revenue as blood pumps are shipped to the customer or at the end of the contract term if the customer uses fewer pumps than the maximum allowed. On other such contracts we estimate per pump revenue based upon our estimates of potential customer pump usage over the term of the contract and recognize this revenue as blood pumps are shipped to the customer; we review such estimates throughout the term of the contract and make appropriate adjustments to revenue. In our restated accounting, when a contractual maximum number of pumps is specified in a contract we use the contractual maximum to calculate per pump revenue. The result of this change in policy was to shift the timing of product revenues and related costs between periods.




     Timing of funded research and development revenue: A portion of our funding for development of the AbioCor has come from government funding. In particular, between fiscal 1997 and fiscal 2002 we received $10.3 million in funding from the National Heart, Lung and Blood Institute to develop the AbioCor. The contract amount was funded through periodic governmental appropriations. We have received payment for the full amount of this contract. From the early stages of this contract, our research and development costs for AbioCor development exceeded the contract amount. We previously recorded revenue on this contract at the time of government appropriation provided that the Company had incurred qualified costs under the contract to support such revenue recognition on a cost-plus-fixed-fee basis, based on the formula defined in the contract. In periods in which the appropriated amount exceeded the calculated revenues on a cost-plus-fixed-fee basis, we recognized revenues based on the cost-plus-fixed fee formula. Because government appropriations were made periodically, generally only once per year, this resulted in relatively large amounts of revenues recognized in certain fiscal periods and no revenue recognized from this contract in other fiscal periods over the term of the contract. In our restated accounting, we have recognized the appropriated amount of the contract ratably based upon elapsed time over the term of the contract resulting in a relatively consistent level of revenue recognized between periods. The result of this change in policy was to shift the timing of funded research and development revenues between periods.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Continued)

(3)  RESTATEMENT (CONTINUED)



     Write-off of in-process development costs in connection with acquisition of Penn State Heart: In September 2000, we acquired the exclusive rights to The Pennsylvania State University implantable replacement heart (referred to herein as the Penn State Heart) together with ownership of a company incorporated to commercialize the Penn State Heart, BeneCor Heart Systems, Inc. In connection with this acquisition, the Company previously capitalized the purchase cost totaling $6,361,000. See Note 5 to our Consolidated Financial Statements for discussion of the nature of our costs incurred and rights obtained in our acquisition of the Penn State Heart. This previously capitalized purchase cost was being amortized over the three-year period that began October 2000. In our restated results, we fully expensed the $6,361,000 acquisition costs on the date of acquisition in as much as it represented the purchase of an asset to be used in a single project addressing the development of a future product with no known use outside of heart replacement. The result of this adjustment was to increase our previously reported research and development expenses for our fiscal year ended March 31, 2001 and eliminate amortization costs which had been scheduled to be incurred through September 2003.



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



     The Company also reduced certain accrued expenses based upon expectations that the amounts will not be paid out. The result of these modifications was to reduce operating expenses by $443,000 for the year ended March 31, 2002 with a corresponding reduction in accrued expenses due to a revision of the Company's incentive compensation accrual which amount, based upon subsequent information, will not be paid in conjunction with the year ended March 31, 2002. Costs associated with the abandonment of patents were increased by $63,000 in the Company's restated results for its fiscal year ended March 31, 2002 and certain balance sheet modifications were made at March 31, 2000 and 2001 to reflect the timing of software purchases and leaseholder improvements in the amounts of $29,000 and $148,000, respectively. These balance sheet modifications, which represented timing differences, did not have any effect on the Company's net operating results.



     These restatements also effected the Company's quarterly results. The Company's restated quarterly results are reported as supplemental schedules in Item 14 of the Company's Annual Report on Form 10-K.

(4)  INTELLECTUAL PROPERTY AND OTHER ASSETS



     Intellectual property and other assets includes costs related to the Company's awarded and pending patents. The unamortized cost of these patents approximated $772,000 and $1,015,000 as of March 31, 2001 and 2002, respectively. Amortization expense for patents totaled $52,000, $95,000 and $135,000 for the years ending March 31, 2000, 2001 and 2002 respectively.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Continued)

(5)  CAPITAL STOCK


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

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Continued)

(5)  CAPITAL STOCK (CONTINUED)



     In September 2000, the Company issued common stock and warrants to acquire the exclusive rights to the Penn State Heart together with complete ownership of a company incorporated to commercialize the Penn State Heart called BeneCor Heart Systems, Inc. The terms of this transaction consisted of payment of 110,000 shares of the Company's common stock, plus the issuance of warrants to purchase up to 400,000 additional shares of the Company's common stock at an exercise price of $0.01 per share. Exercise of the warrants is contingent on the achievement of certain clinical and regulatory milestones with the Penn State Heart by specified dates, the last of which is September 30, 2007. Warrants not vested and exercised by September 30, 2007 expire. The value of the common stock and warrants issued in connection with the transaction are included in stockholders' equity at values of $3,145,000 and $3,145,000, respectively, representing the fair value of the stock and warrants based on the closing market price for the Company's stock on the closing date for this transaction. Also included in the value of the warrants is approximately $70,000 of costs incurred in connection with this acquisition. These amounts have been fully expensed as in-process research and development on the date of acquisition. As of March 31, 2002, 400,000 warrants were issued and none were exercisable.



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

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (CONTINUED)

(7)  INCOME TAXES (CONTINUED)



     At March 31, 2002, the Company had federal Net Operating Loss carryforwards of approximately $75.5 million which begin to expire in 2005. Additionally, at March 31, 2002, the Company had research and development credit carryforwards of approximately $2.9 million which begin to expire in 2004. Based upon the Internal Revenue Code, certain changes in Company ownership may subject these carryforwards to an annual limitation.



     The components of the Company's net deferred taxes were as follows at March 31 (in thousands):



       (in thousands)                                         2001         2002
                                                              ----         ----
       Assets
          NOL carryforwards and tax credit carryforwards   $ 22,629    $ 34,469

          Purchased Technology .........................      2,430       1,329

          Nondeductible Reserves .......................        369         410

          Nondeductible Accruals .......................      1,632       1,846

          Deferred Revenue .............................      1,784         758

          Depreciation .................................        381         740

          Other, net ...................................        261         899
                                                           --------    --------
                                                             29,486      40,451
       Valuation Allowance .............................    (29,486)    (40,451)
                                                           --------    --------
       Net deferred taxes ..............................         --          --
                                                           ========    ========





     The effective tax rate of zero differs from the statutory rate of 34% primarily due to the inability of the Company to recognize deferred tax assets for its operating losses and tax credits. Of the total valuation allowance, approximately $1.6 million relates to stock option compensation deductions. The tax benefit associated with the stock option compensation deductions will be credited to equity when realized.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (CONTINUED)

(8)  COMMITMENTS AND CONTINGENCIES



     As of March 31, 2002, the Company had entered into leases for its facilities under various operating lease agreements with terms through fiscal 2010. At the Company's election, the lease for its primary operating facility in Danvers, Massachusetts may be terminated in 2005 at a lump sum buyout cost of $1.1 million. Total rent expense under these leases, included in the accompanying consolidated statements of operations, was approximately $613,000, $893,000 and $856,000 for the fiscal years ended March 31, 2000, 2001 and 2002, respectively.





     During the fiscal year ended March 31, 2000, the Company entered into 36-month operating leases totaling approximately $644,000 for the lease of office furniture. The initial terms of these leases end in fiscal year 2003. At the end of the initial terms, the Company can either 1) renew the leases for additional 12-month option periods at the then fair market rental value 2) purchase the furniture at its then fair market value, but no greater than 25% of its original purchase cost or 3) return the furniture to the lessor. Rental expense recorded for these leases during the fiscal years ended March 31, 2000, 2001 and 2002 was approximately $89,000, $215,000 and $215,000 respectively.



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
                                                                          --------

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (CONTINUED)

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

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (CONTINUED)

(9)  STOCK OPTION AND PURCHASE PLANS (CONTINUED)

      The following table summarizes stock option activity under all of the Company's stock option plans:


                                                                                          WEIGHTED
                                                                                       AVG. EXERCISE
                                                     NUMBER OF        EXERCISE             PRICE
                                                      OPTIONS          PRICE             PER SHARE
      Outstanding, March 31, 1999                    2,194,770    $  2.82 - $  9.00      $    5.60
        Granted                                        642,100    $  4.44 - $ 33.63           8.03
        Exercised                                     (132,998)   $  2.82 - $  9.00           5.28
        Canceled                                       (90,176)   $  4.00 - $  8.50           6.04
                                                     ---------

      Outstanding, March 31, 2000                    2,613,696    $  2.82 - $ 33.63           6.20
        Granted                                        713,000    $ 15.56 - $ 36.53          18.47
        Exercised                                     (203,046)   $  2.88 - $  9.00           4.82
        Canceled                                      (235,352)   $  3.75 - $ 33.63          10.03
                                                     ---------

      Outstanding, March 31, 2001                    2,888,298    $  2.81 - $ 36.53           9.05
        Granted                                        376,700    $ 11.56 - $ 24.12          20.10
        Exercised                                     (179,961)   $  3.13 - $ 15.34           5.86
        Canceled                                      (274,400)   $  5.63 - $ 33.63          15.62
                                                     ---------

      Outstanding, March 31, 2002                    2,810,637    $  2.81 - $ 36.53      $   10.09
                                                     =========

      Exercisable, March 31, 2002                    1,360,076    $  2.81 - $ 19.69      $    6.07
                                                     =========

      Exercisable, March 31, 2001                    1,092,381    $  2.81 - $  7.47      $    5.49
                                                     =========

      Exercisable, March 31, 2000                      898,416    $  2.81 - $  7.47      $    5.16
                                                     =========

      Shares available for future issuance,
      March 31, 2002                                 1,649,396
                                                     =========




     During the fiscal years ended March 31, 2001 and 2002, certain optionholders exercised options in cashless exercises. The total number of options exercised during these years in this manner was 29,500 and 35,000, respectively, of which 10,702 and 20,940 vested options, respectively, were exchanged by the optionholders in lieu of a direct cash purchase. These cashless transactions triggered remeasurement on the date of exercise for the difference between the fair market value of the common stock underlying the stock options and exercise price of the stock options. The Company has recorded expense of $753,000 and $240,000 in the years ended March 31, 2001 and 2002, respectively, to reflect these remeasurements. The options had originally been granted to the optionholders with exercise prices equal to the fair market value of the stock on the date of grant.

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (CONTINUED)

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

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (CONTINUED)

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

     The pro forma effect of applying SFAS No. 123 for the years ended March 31, 2000, 2001 and 2002 is as follows:


                                                   NET LOSS                  NET LOSS PER SHARE
                                      -------------------------------  ------------------------------
                                         AS REPORTED      PRO FORMA      AS REPORTED     PRO FORMA
                                         -----------      ---------      -----------     ---------
                                                (IN THOUSANDS)
     YEAR ENDED MARCH 31,
     --------------------

       2000, as restated............      $  (9,866)      $ (10,650)     $  (0.56)       $  (0.61)

       2001, as restated............      $ (19,332)      $ (20,506)     $  (0.94)       $  (1.00)

       2002.........................      $ (21,193)      $ (22,712)     $  (1.02)       $  (1.09)

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (CONTINUED)

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

     Research and development costs consist of the following amounts (in thousands):

                                                                                 YEAR ENDED MARCH 31,
                                                                                 -------------------
                                                                        2000             2001             2002
                                                                        ----             ----             ----
      Internally funded...........................................    $ 12,652         $ 20,044         $ 26,703
      Incurred under government contracts and grants..............       2,981            2,262              405
      Acquisition of in-process development costs represented by
      the Penn State Heart........................................           -            6,361                -
                                                                      --------         --------         --------

             Total research and development                           $ 15,633         $ 28,667         $ 27,108
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

                         ABIOMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (CONTINUED)

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

(13) ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):


                                                         MARCH 31,
                                                    2001          2002
                                                    ----          ----
                                                  RESTATED
  Salaries and benefits........................    $  3,057     $  3,204
  Contract services............................         356          575
  Warranty.....................................         406          380
  Professional fees............................         338          233
  Other........................................         499          514
                                                   --------     --------
                                                   $  4,656     $  4,906
                                                   ========     ========




     Other accrued expenses as of March 31, 2001 has been reduced by $945,000 as a result of restatement, primarily as a result of reducing accrued blood pump costs under extended-term contracts to reflect the Company's change in policy for revenue recognition for product sales and related cost of product sales. See Note 3 for discussion of these policy changes.



(14) OTHER INCOME, NET

Other income, net consists of the following (in thousands):

                                                               YEARS ENDED
                                                    ---------------------------------
                                                    March 31,   March 31,    March 31,
                                                      2000        2001        2002
                                                    ---------   ---------    --------
     Investment Income .........................     $ 1,088     $ 6,078     $ 2,938
     Foreign Currency Transaction Gain or (Loss)           4           2         (70)
     Other, net ................................          14          80          77
                                                     -------     -------     -------
     Total other income, net ...................     $ 1,106     $ 6,160     $ 2,945
                                                     =======     =======     =======

                   SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES

QUARTERLY RESULTS OF OPERATIONS (Unaudited) In thousands, except per share data

The following tables presents the Company's results of operations for each quarter of our fiscal years ended March 31, 2000, 2001 and 2002.

Restated (Note 1):


                                                     FISCAL YEAR ENDED MARCH 31, 2000 (RESTATED)
                                                     -------------------------------------------
                                                 FIRST       SECOND      THIRD       FOURTH      FULL
                                                QUARTER     QUARTER     QUARTER     QUARTER      YEAR
                                                -------     -------     -------     -------      ----
     Revenues:
        Products.............................  $   3,875   $   3,906   $   5,119   $   5,621   $  18,521
        Funded research and development......      1,089       1,131       1,306       1,046       4,572
                                               ---------   ---------   ---------   ---------   ---------
            Total revenues...................      4,964       5,037       6,425       6,667      23,093
                                               ---------   ---------   ---------   ---------   ---------
     Costs and expenses:
        Cost of product revenues.............      1,343       1,226       1,618       1,683       5,870
        Research and development.............      3,392       3,450       4,596       4,195      15,633
        Selling, general and administrative..      2,498       2,912       3,524       3,628      12,562
                                               ---------   ---------   ---------   ---------   ---------
            Total costs and expenses.........      7,233       7,588       9,738       9,506      34,065
                                               ---------   ---------   ---------   ---------   ---------
     Loss from operations....................     (2,269)     (2,551)     (3,313)     (2,839)    (10,972)
                                               ---------   ---------   ---------   ---------   ---------
     Interest and other income, net..........        157         240         209         500       1,106

     Net loss     ...........................  $  (2,112)  $  (2,311)  $  (3,104)  $  (2,339)  $  (9,866)
                                               =========   =========   =========   =========   =========
     Net loss per share .....................  $   (0.12)  $   (0.13)  $   (0.18)  $   (0.13)  $   (0.56)
                                               =========   =========   =========   =========   =========


                                                     FISCAL YEAR ENDED MARCH 31, 2001 (RESTATED)
                                                     -------------------------------------------
                                                 FIRST       SECOND      THIRD       FOURTH      FULL
                                                QUARTER     QUARTER     QUARTER     QUARTER      YEAR
                                                -------     -------     -------     -------      ----
     Revenues:
        Products.............................  $   5,172   $   4,253   $   4,576   $   5,723   $  19,724
        Funded research and development......        973         829         684         656       3,142
                                               ---------   ---------   ---------   ---------   ---------
            Total revenues...................      6,145       5,082       5,260       6,379      22,866
                                               ---------   ---------   ---------   ---------   ---------
     Costs and expenses:
        Cost of product revenues.............      1,855       1,408       1,883       2,076       7,222
        Research and development.............      4,491      11,966       6,604       5,606      28,667
        Selling, general and administrative..      2,977       2,959       2,919       3,614      12,469
                                               ---------   ---------   ---------   ---------   ---------
            Total costs and expenses.........      9,323      16,333      11,406      11,296      48,358
                                               ---------   ---------   ---------   ---------   ---------
     Loss from operations....................     (3,178)    (11,251)     (6,146)     (4,917)    (25,492)
                                               ---------   ---------   ---------   ---------   ---------
     Interest and other income, net..........      1,559       1,584       1,568       1,449       6,160

     Net loss     ...........................  $  (1,619)  $  (9,667)  $  (4,578)  $  (3,468)  $ (19,332)
                                               =========   =========   =========   =========   =========
     Net loss per share .....................  $   (0.08)  $   (0.47)  $   (0.22)  $   (0.17)  $   (0.94)
                                               =========   =========   =========   =========   =========


QUARTERLY RESULTS OF OPERATIONS (Unaudited)  In thousands, except per share data

Restated (Continued) (Note 1):



                                                           FISCAL YEAR ENDED MARCH 31, 2002
                                                           --------------------------------
                                                 FIRST       SECOND      THIRD       FOURTH      FULL
                                                QUARTER     QUARTER     QUARTER     QUARTER      YEAR
                                                -------     -------     -------     -------      ----
     Revenues:
        Products.............................  $   6,064   $   5,114   $   5,898   $   7,671   $  24,747
        Funded research and development......        618         480         691         425       2,214
                                               ---------   ---------   ---------   ---------   ---------
            Total revenues...................      6,682       5,594       6,589       8,096      26,961
                                               ---------   ---------   ---------   ---------   ---------
     Costs and expenses:
        Cost of product revenues.............      2,035       1,478       1,615       2,797       7,925
        Research and development.............      6,614       6,641       7,027       6,826      27,108
        Selling, general and administrative..      4,144       3,900       3,883       4,139      16,066
                                               ---------   ---------   ---------   ---------   ---------
            Total costs and expenses.........     12,793      12,019      12,525      13,762      51,099
                                               ---------   ---------   ---------   ---------   ---------
     Loss from operations....................     (6,111)     (6,425)     (5,936)     (5,666)    (24,138)
                                               ---------   ---------   ---------   ---------   ---------
     Interest and other income, net..........        986         809         616         534       2,945

     Net loss     ...........................  $  (5,125)  $  (5,616)  $  (5,320)  $  (5,132)  $ (21,193)
                                               =========   =========   =========   =========   =========
     Net loss per share .....................  $   (0.25)  $   (0.27)  $   (0.25)  $   (0.25)  $   (1.02)
                                               =========   =========   =========   =========   =========




Previously Reported (Note 2):


                                                           FISCAL YEAR ENDED MARCH 31, 2000
                                                           --------------------------------
                                                              (AS PREVIOUSLY REPORTED)
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
                                               =========   =========   =========   =========   =========

QUARTERLY RESULTS OF OPERATIONS (Unaudited) In thousands, except per share data

Previously Reported (Continued) (Note 2):


                                                           FISCAL YEAR ENDED MARCH 31, 2001
                                                           --------------------------------
                                                              (AS PREVIOUSLY REPORTED)
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
                                               =========   =========   =========   =========   =========

                                                           FISCAL YEAR ENDED MARCH 31, 2002
                                                           --------------------------------
                                                              (AS PREVIOUSLY REPORTED)
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