Form 10-Q/A
period 2002-06-30
ABIOMED INC
filed 2002-08-28
CIK 815094

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q/A
(Amendment No.1)
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

The Undersigned Registrant hereby amends its quarterly report on Form 10-Q to remove references to unaudited consolidated financial statements as of March 31, 2002 and the year then ended and to make modifications and reclassifications necessary to conform the Registrant's consolidated financial statements to the audited financial statements for such date and year as filed with the SEC in the Registrants Annual Report on Form 10-K, as amended, dated August 28, 2002.

INTRODUCTORY NOTE

        THIS REPORT, INCLUDING THE DOCUMENTS INCORPORATED BY REFERENCE IN THIS REPORT, INCLUDES FORWARD-LOOKING STATEMENTS. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE IDENTIFIED BY WORDS SUCH AS "BELIEVE," "ANTICIPATE," "EXPECT," "INTEND," "PLAN," "WILL," "MAY," AND OTHER SIMILAR EXPRESSIONS. IN ADDITION, ANY STATEMENTS THAT REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THESE DOCUMENTS INCLUDE, BUT ARE NOT NECESSARILY LIMITED TO, THOSE RELATING TO:

  •
  SPENDING LEVELS, TIMING AND OUTCOME OF INITIAL CLINICAL TRIALS FOR OUR ABIOCOR IMPLANTABLE REPLACEMENT HEART;

  •
  INCREASES IN BVS PRODUCT LINE USAGE AND REVENUES IN THE U.S. AND INTERNATIONALLY;

  •
  DEVELOPMENT OF NEW PRODUCTS AND IMPROVEMENTS TO EXISTING PRODUCTS; AND

  •
  THE SUFFICIENCY OF OUR CAPITAL RESOURCES.

        FACTORS THAT COULD CAUSE ACTUAL RESULTS OR CONDITIONS TO DIFFER FROM THOSE ANTICIPATED BY THESE AND OTHER FORWARD-LOOKING STATEMENTS INCLUDE THOSE DESCRIBED IN THE "RISK FACTORS" SECTION AND ELSEWHERE OF THIS QUARTERLY REPORT AND DESCRIBED IN MORE DETAIL IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K AS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW EVENTS OR CIRCUMSTANCES.

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

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2002	March 31, 2002
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$53,302	$45,667
Short-term marketable securities (Note 7)	10,964	25,654
Accounts receivable, net of allowance for doubtful accounts of $169 at June 30, 2002 and $139 at March 31, 2002	6,502	7,056
Inventories (Note 3)	4,187	4,233
Prepaid expenses and other current assets	1,514	825

Total current assets	76,469	83,435
Property and Equipment, at cost:
Machinery and equipment	8,915	8,749
Furniture and fixtures	970	963
Leasehold improvements	2,083	2,041

	11,968	11,753
Less: Accumulated depreciation and amortization	7,478	7,046

	4,490	4,707

Intellectual Property and Other Assets, net (Note 8)	993	1,034

	$81,952	$89,176

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2002	March 31, 2002
	(UNAUDITED)
Current Liabilities:
Accounts payable	$1,251	$1,975
Accrued expenses	4,016	4,906
Capital lease obligation	34	54
Deferred revenues	2,222	2,373

Total current liabilities	7,523	9,308

Stockholders' Equity (Notes 4 and 5):
Class B Preferred Stock, $.01 par value—
Authorized—1,000,000 shares Issued and outstanding—none	—	—
Common Stock, $.01 par value—
Authorized—100,000,000 shares Issued and outstanding—20,956,587 shares at June 30, 2002 and 20,950,933 shares at March 31, 2002	210	210
Additional paid-in capital	163,619	163,558
Accumulated deficit	(89,400)	(83,900)

Total stockholders' equity	74,429	79,868

	$81,952	$89,176

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share and share data)

	Three Months Ended
	June 30, 2002	June 30, 2001
		(RESTATED)
Revenues:
Products	$5,134	$6,064
Funded research and development	172	618

	5,306	6,682

Costs and expenses:
Cost of product revenues	1,673	2,035
Research and development (Note 9)	6,014	6,614
Selling, general and administrative	3,542	4,144

	11,229	12,793

Loss from operations	(5,923)	(6,111)
Other income, net (Note 6)	423	986

Net loss	$(5,500)	$(5,125)

Basic and diluted net loss per share (Note 5):	$(0.26)	$(0.25)
Weighted average shares outstanding (Note 5):	20,952,472	20,791,903

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	June 30, 2002	June 30, 2001
		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,500)	$(5,125)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	497	470
Loss on abandonment of patents	3	—
Bad debt expense	30	—
Changes in assets and liabilities—
Accounts receivable	524	1,479
Inventories	46	64
Prepaid expenses and other assets	(677)	(656)
Accounts payable	(724)	108
Accrued expenses	(890)	151
Deferred revenues	(151)	(203)
Long-term liabilities	—	(7)

Net cash used in operating activities	(6,842)	(3,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of short-term marketable securities	16,740	—
Purchases of short-term marketable securities	(2,050)	(25,769)
Additions to patents	(39)	—
Purchases of property and equipment	(215)	(480)

Net cash provided by (used in) investing activities	14,436	(26,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	61	228
Repayments of long-term debt and capital lease obligation	(20)	(435)

Net cash provided by (used in) financing activities	41	(207)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,635	(30,175)
CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT BEGINNING OF PERIOD	45,667	90,462

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT END OF PERIOD	$53,302	$60,287

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Preparation

        The unaudited consolidated financial statements of ABIOMED, Inc. (the Company), presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest audited annual financial statements. These audited statements are contained in our Annual Report on Form 10-K for the year ended March 31, 2002 and have been filed with the U.S. Securities and Exchange Commission.

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

2.    Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimated or assumed. The more significant estimates reflected in these financial statements include unit pricing of our BVS® blood pumps sold under extended-term contracts, collectibility of accounts receivable, inventory valuation and judgmental accrued expenses.

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

4.    Stockholders' Equity

        During the three months ended June 30, 2002, options to purchase 750,500 shares of Common Stock were granted at prices ranging from $6.75 to $11.25. These prices represent the fair market value of the options on the date of grant. During that same period options to purchase 12,550 shares were canceled and options to purchase 250 shares of Common Stock were exercised at a price of $5.625 per share.

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

Potential Dilutive Shares from Exercise of Common Stock Options
Three months ended June 30, 2002	400,355
Three months ended June 30, 2001	1,664,178

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

	Three Months Ended
	Jun. 30, 2002	Jun. 30, 2001
Internally funded	$5,941	$6,408
Incurred under government contracts and grants	73	206

Total research and development	$6,014	$6,614

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

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION (continued)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The unaudited consolidated financial statements, presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest audited annual financial statements. These audited statements are contained in our Annual Report on Form 10-K for the year ended March 31, 2002, and have been filed with the U.S. Securities and Exchange Commission.

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

        In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations—

Report the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operation to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement, effective with the Company's current fiscal year, did not have a material impact on the Company's consolidated financial statements.

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

ABIOMED, INC.
Date: August 28, 2002	/s/ JOHN F. THERO John F. Thero Senior Vice President Finance and Treasurer Chief Financial Officer Principal Accounting Officer

QuickLinks

TABLE OF CONTENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
SIGNATURES