Form 10-Q
period 2002-09-30
ABIOMED INC
filed 2002-11-15
CIK 815094

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(978) 777-5410
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         ☒                            No           ☐

As of November 8, 2002, there were 21,015,966 shares outstanding of the registrant’s Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	September 30, 2002	March 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$48,595	$45,667
Short-term marketable securities (Note 7)	12,269	25,654
Accounts receivable, net of allowance for doubtful accounts of $287 at September 30, 2002 and $139 at March 31, 2002	5,408	7,056
Inventories (Note 4)	4,074	4,233
Prepaid expenses and other current assets	860	825
Total current assets	71,206	83,435

Property and Equipment, at cost:
Machinery and equipment	9,072	8,749
Furniture and fixtures	1,058	963
Leasehold improvements	2,169	2,041
	12,299	11,753

Less: Accumulated depreciation and amortization	7,912	7,046
	4,387	4,707

Intellectual Property and Other Assets, net (Note 8)	972	1,034
	$76,565	$89,176

The accompanying notes are an integral part of these consolidated financial statements.

(in thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2002	March 31, 2002

Current Liabilities:
Accounts payable	$1,048	$1,975
Accrued expenses	3,949	4,906
Deferred revenues	2,083	2,373
Capital lease obligation	14	54
Total current liabilities	7,094	9,308

Commitments and Contingencies	—	—

Stockholders’ Equity:
Class B Preferred Stock, $.01 par value- Authorized- 1,000,000 shares Issued and outstanding-none	—	—
Common Stock, $.01 par value- Authorized- 100,000,000 shares Issued and outstanding- 21,015,966 shares at September 30, 2002 and 20,950,933 shares at March 31, 2002	210	210
Additional paid-in capital	163,853	163,558
Accumulated deficit	(94,592)	(83,900)
Total stockholders’ equity	69,471	79,868
	$76,565	$89,176

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share and share data)

	Three Months Ended		Six Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
		(Restated)		(Restated)

Revenues:
Products	$5,453	$5,114	$10,587	$11,178
Funded research and development	123	480	295	1,098
	5,576	5,594	10,882	12,276

Costs and expenses:
Cost of product revenues	1,598	1,478	3,271	3,513
Research and development (Note 9)	5,284	6,641	11,298	13,255
Selling, general and administrative	4,214	3,900	7,756	8,044
	11,096	12,019	22,325	24,812

Loss from operations	(5,520)	(6,425)	(11,443)	(12,536)

Other income, net
Investment income	308	794	695	1,810
Other	20	15	56	(15)
	328	809	751	1,795

Net loss	$(5,192)	$(5,616)	$(10,692)	$(10,741)

Basic and diluted net loss per share (Note 6):	$(0.25)	$(0.27)	$(0.51)	$(0.52)

Weighted average shares outstanding (Note 6):	20,983,932	20,857,821	20,969,861	20,826,003

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	September 30, 2002	September 30, 2001
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,692)	$(10,741)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	992	943
Bad debt expense	148	96
Loss on abandonment of patents	20	—
Changes in assets and liabilities-
Accounts receivable	1,500	3,317
Inventories	159	(601)
Prepaid expenses and other current assets	(22)	(396)
Accounts payable	(927)	(95)
Accrued expenses	(957)	(225)
Deferred revenue	(290)	(274)
Long-term liabilities	—	(22)

Net cash used in operating activities	(10,069)	(7,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of short-term marketable securities	20,250	1,150
Purchases of short-term marketable securities	(6,865)	(31,258)
Additions to patents	(97)	(237)
Purchases of property and equipment	(546)	(820)

Net cash provided by (used in) investing activities	12,742	(31,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock issued under employee stock purchase plan	295	761
Repayments of long-term debt and capital lease obligation	(40)	(454)

Net cash provided by financing activities	255	307

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,928	(38,856)

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT BEGINNING OF PERIOD	45,667	90,462

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT END OF PERIOD	$48,595	$51,606

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.        Basis of Preparation

The unaudited consolidated financial statements of ABIOMED, Inc. (the Company), presented herein have been prepared in accordance with the SEC’s instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest audited annual financial statements. These audited statements are contained in our annual report on Form 10-K for the year ended March 31, 2002 and have been filed with the Securities and Exchange Commission.

In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of September 30, 2002 and for the three and six months then ended.  The results of operations for the three and six months ended September 30, 2002 may not be indicative of the results that may be expected for the full fiscal year.

2.        Restatement

The Company’s results in the prior year have been restated from periodic reports originally reported for such period.  Specifically, the Company’s condensed consolidated statements of operations reported herein for the three and six month periods ended September 30, 2001 and the Company’s condensed consolidated statement of cash flows for the six month period ended September 30, 2001 have been restated from the Form 10-Q originally reported for such periods last year.  The effect of these restatements, which were reported in the supplemental schedules to our annual report on Form 10-K for the year ended March 31, 2002 are summarized in the table below. The table presents increases and decreases to our originally reported operating results for each of the three and six-month periods ended September 30, 2001:

Changes in Previously Reported Amounts From Prior Fiscal Year

(in thousands, except per share data)

	Three Months Ended	Six Months Ended
	September 30, 2001	September 30, 2001
Revenues:
Products	$877	$1,194
Funded research and development	373	746
	1,250	1,940

Costs and expenses:
Cost of product revenues	295	339
Research and development
Internally incurred R&D costs	—	—
Acquired technology costs, net	(530)	(1,060)
Selling, general and administrative	—	—
	(235)	(721)
Loss from operations	1,485	2,661

Other income, net
Investment income	—	—
Other	—	—
	—	—
Net loss	$1,485	$2,661

Basic and diluted net loss per share:	$0.07	$0.13

The principal adjustments made to our condensed consolidated financial statements as of and for the three months and six months ended September 30, 2001 relate to the timing of product revenues and related cost of product sales on extended term contracts, the timing of funded research and development revenues and the timing of writing-off in process development costs in connection with acquisition of the Penn State Heart. Each of these adjustments result from modifications made to the Company’s accounting for such contracts as described in the Company’s annual report on Form 10-K for the year ended March 31, 2002.

3.        Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimated or assumed. The more significant estimates reflected in these financial statements include unit pricing of our BVS® blood pumps sold under extended-term contracts, collectibility of accounts receivable, inventory valuation and accrued expenses.

4.        Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	Sept. 30, 2002	Mar. 31, 2002

Raw materials	$1,925	$2,170
Work-in-process	734	709
Finished goods	1,415	1,354

	$4,074	$4,233

Finished goods and work-in-process inventories consist of direct material, labor and overhead.  Inventories do not currently include any costs associated with AbioCor™ or other products under development as these costs are expensed as research and development.

5.                                       Stockholders’ Equity

During the six months ended September 30, 2002, options to purchase 753,500 shares of Common Stock were granted at prices ranging from $5.930 to $11.250.  These prices represent the fair market value of the options on the date of grant.  During that same period options to purchase 75,590 shares were canceled and options to purchase 25,250 shares were exercised at prices ranging from $5.500 to $5.625

6.                                       Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period.  Diluted weighted average shares reflect the dilutive effect, if any, of potential common stock such as options and warrants based on the treasury stock method.  No potential common stock is considered dilutive in periods in which a loss is reported, such as the three and six-month periods ended September 30, 2002 and 2001, because all such common equivalent shares would be antidilutive.  The calculation of diluted weighted average shares outstanding for the three and six months ended September 30, 2002 and 2001 excludes the options to purchase common stock as shown below.

Potential Dilutive Shares from Exercise of Common Stock Options

Three months ended September 30, 2002	82,523
Three months ended September 30, 2001	1,434,529

Six months ended September 30, 2002	214,176
Six months ended September 30, 2001	1,507,215

The calculation of diluted weighted average shares outstanding for the three and six months ended September 30, 2002 and 2001 also excludes warrants to purchase up to 400,000 shares of Common Stock issued in connection with the purchase of intellectual property.

7.        Marketable Securities

The amortized costs and market value of marketable securities were approximately $12,269,000 and $12,217,000 at September 30, 2002 and  $25,654,000 and $25,661,000 at March 31, 2002, respectively. On both of these dates, these short-term investments consisted primarily of government securities.

8.        Intellectual Property and Other Assets

The Company capitalizes as intellectual property, costs incurred, excluding costs associated with Company personnel, relating to patenting its technology. Capitalized costs, the majority of which represent legal costs, reflect the cost of both awarded patents and patents pending. The Company amortizes the cost of these patents over the estimated useful life of the patents. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded for a particular patent or elects to discontinue payment of required maintenance fees for a particular patent, the Company at that time records as expense the net capitalized amount of such patent application or patent. Amortization expense for patents totaled $61,000 and $37,000 during the three months ending September 30, 2002 and 2001, respectively, and $126,000 and $75,000 during the six months ending September 30, 2002 and 2001, respectively.

9.        Research and Development

Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with, developing and testing new products and improving existing products.  Research and development costs consist of the following amounts (in thousands).

	Three Months Ended		Six Months Ended

	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Internally funded	$5,234	$6,552	$11,175	$12,960
Incurred under government contracts and grants	50	89	123	295
Total research and development	$5,284	$6,641	$11,298	$13,255

10.       Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis.  Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Other than the reported net loss, there were no components of comprehensive income or loss that require disclosure for the three and six months ended September 30, 2002 and 2001, respectively.

11.                                 Segment and Enterprise Wide Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise.  The Company believes that it operates in one business segment— the research, development and sale of medical devices to assist or replace the pumping function of the failing heart.  Substantially all the Company’s assets are located within the United States.  International sales accounted for 5% and 6% of total product revenue during the three months ended September 30, 2002 and 2001, respectively, and 6% and 9% for the six months ended September 30, 2002 and 2001, respectively.

12.                                 New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies.  SFAS No. 143

requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company does not believe the adoption of this statement will have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  SFAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers.  SFAS No. 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe applicability under changed conditions.  The provisions of SFAS No. 145 are effective for financial statements for fiscal years beginning after May 15, 2002.  The Company does not believe the adoption of this statement will have a material impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial statements.

13.       Litigation

In October 2002, Irene Quinn, the spouse of James Quinn, a now deceased patient who was a recipient of the AbioCor, filed a complaint in the Court of Common Pleas of Philadelphia County against the Company and others, including the hospital where Mr. Quinn was treated and its affiliated university. Mr. Quinn was the fifth patient to receive the AbioCor. The complaint alleges, among other claims, a failure to obtain informed consent. The complaint seeks damages from the defendants of not less than $100,000.  The Company is reviewing this complaint with its legal counsel. While the Company questions the merits of the complaint, there can be no assurance that the complaint will not prevail.  The Company maintains insurance that is intended to cover the majority of costs associated with such matters up to certain defined limits. Because the Company cannot at this time assess whether the complaint will prevail and because the Company cannot at this time estimate what amount, if any, it might be liable for among the defendants if any of the claims were to prevail, the Company cannot reasonably estimate its financial risk in connection with this complaint nor can it assess whether the amount of such risk is likely to be material or immaterial. The Company anticipates incurring certain legal costs to vigorously defend itself against this complaint.

ABIOMED, INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

RESULTS OF OPERATIONS

The unaudited consolidated financial statements, presented herein have been prepared in accordance with the SEC’s instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest audited annual financial statements. These audited statements are contained in our annual report on Form 10-K for the year ended March 31, 2002 and have been filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

In the Company’s Form 10-K for the year ended March 31, 2002, the Company’s critical accounting policies are summarized.  We have reviewed and determined that those policies remain our critical accounting policies for the six months ended September 30, 2002.  We did not make any changes in those policies during the period.

COMMITMENTS AND CONTINGENCIES

In the Company’s Form 10-K for the year ended March 31, 2002, the Company’s commitments and contingencies were disclosed.  We have reviewed and determined that those commitments and contingencies have not materially changed during the six months ended September 30, 2002, with the exception of certain litigation that is described in more detail in Note 13 to this filing.

RESTATEMENT OF PRIOR YEAR INTERIM FINANCIAL STATEMENTS

The Company’s condensed consolidated statements of operations reported herein for the three and six month periods ended September 30, 2001 and the Company’s condensed consolidated statement of cash flows for the six month period ended September 30, 2001 have been restated from the Form 10-Q originally reported for such periods last year.  The effect of these restatements, which were reported in the supplemental schedules to our annual report on Form 10-K for the year ended March 31, 2002 are summarized in the table below. The table presents increases and decreases to our originally reported operating results for each of the three and six-month periods ended September 30, 2001:

Changes in Previously Reported Amounts From Prior Fiscal Year

(in thousands except per share data)

	Three Months Ended	Six Months Ended
	September 30, 2001	September 30, 2001
Revenues:
Products	$877	$1,194
Funded research and development	373	746
	1,250	1,940
Costs and expenses:
Cost of product revenues	295	339
Research and development
Internally incurred R&D costs	—	—
Acquired technology costs, net	(530)	(1,060)
Selling, general and administrative	—	—
	(235)	(721)

Loss from operations	1,485	2,661

Other income, net
Investment income	—	—
Other	—	—
	—	—
Net loss	$1,485	$2,661

Basic and diluted net loss per share:	$0.07	$0.13

The principal adjustments made to our condensed consolidated financial statements as of and for the three months and six months ended September 30, 2001 relate to the timing of product revenues and related cost of product sales on extended term contracts, the timing of funded research and development revenues and the timing of writing-off in process development costs in connection with acquisition of the Penn State Heart. Each of these adjustments result from modifications made to the Company’s accounting for such contracts as described in the Company’s annual report on Form 10-K for the year ended March 31, 2002.

ABIOCOR INITIAL CLINICAL TRIAL UPDATE

In our initial clinical trial of the AbioCor, initiated in July of 2001, we are seeking to determine whether the first generation AbioCor can extend life and restore an acceptable quality of life for patients who are otherwise likely to die of heart failure.  Patients eligible for enrollment in the trial must be extremely ill with biventricular heart failure, ineligible for heart transplantation, and very likely to die in less than 30 days.  Patients must also be evaluated to confirm that the first generation AbioCor, which was designed for large adults, will fit properly in their chest cavities. The size of this first generation device, combined with these trial enrollment criteria and other factors, limits patient enrollment to a smaller fraction of the patients who could eventually benefit from future generations of heart replacement.

To date, seven patients aged 53 to 79 have been enrolled in the initial clinical trial and five have been successfully supported. Four of those five patients lived beyond the first trial measurement milestone of 60 days.  Three lived for 142, 151 and 292 days respectively, and the fourth remains alive after more than 420 days since implantation.  As of the date of this report, this patient has been living at home with his family for about six months.

Cumulatively, the trial has provided more than 2.9 patient-years of support.  Over that period, there have been no significant mechanical device failures and no device-related infections. In all cases, and despite the ups and downs of critically recovering patients under intensive care, the AbioCor has provided full circulatory support and the majority of the patients were able to sit, walk, shower, interact with family and friends, and go on out-of-hospital excursions.

The very sick patients enrolled in the initial trial also experienced a variety of adverse events.  Many were related to the debilitated state of the patients and to multiple organ complications (lungs, kidneys, liver) that existed before the AbioCor implantation.  Other adverse events (strokes) were potentially related to either or both: (1) inability to tolerate the target anticoagulation medications and, (2) persistent contact between tissue remnants of the retained upper chambers of the otherwise excised hearts and a supporting structure located on the inflows to the AbioCor.  Based on review of the clinical findings to date, the implanting medical teams and our technical and scientific staff have agreed to eliminate this structure for future implants under this initial trial.

ABIOMED’s current plan is to initially seek marketing approval for the AbioCor for a small fraction of very sick patients that could benefit from the first generation device during 2004. This plan, subject to regulatory approval, is dependent upon our ability to enroll additional patients in the initial clinical trial over the next twelve months, and to demonstrate acceptable clinical performance including extension of life with acceptable quality and level of adverse events.

FINANCIAL RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 2002

PRODUCT REVENUES

Product revenues increased by $0.4 million, or 7%, from $5.1 million in the three months ended September 30, 2001 to $5.5 million in the three months ended September 30, 2002.  The increase in product revenues is primarily attributable to increased sales of BVS® blood pumps to existing customers.  The majority of medical centers in the United States that perform open-heart surgery have already purchased the BVS system. Our primary sales emphasis is on increasing use and reorders of the BVS disposable blood pumps and related accessories at existing customers. Domestic sales accounted for 95% and 94% of total product revenue during the three months ended September 30, 2002 and 2001, respectively.

FUNDED RESEARCH AND DEVELOPMENT REVENUES

Funded research and development revenues decreased by $0.4 million from $0.5 million in the three months ended September 30, 2001 to $0.1 million in the three months ended September 30, 2002. These revenues include revenues under government contracts and grants and payments by certain medical centers for costs incurred by us to provide them with specialized training. The decline in revenues from government contracts and grants reflect both the advance of the AbioCor beyond the pre-clinical government supported research stage and our prioritization of research and development resources to product development activities that are not supported by government contracts and grants.

We account for funded research and development revenues as work is performed.  As of September 30, 2002, our total backlog of government research and development contracts and grants was $0.6 million.  All of these contracts and grants contain provisions that make them terminable at the convenience of the government.  ABIOMED retains rights to commercialize all technological discoveries and products resulting from these efforts.

COST OF PRODUCT REVENUES

Cost of product revenues as a percentage of product revenues were consistent at 29% in both the three months ended September 30, 2002 and 2001.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased by $1.3 million, or 20% to $5.3 million in the three months ended September 30, 2002, from $6.6 million in the three months ended September 30, 2001.  Research and development expenses were 95% of total revenues for the quarter ended September 30, 2002 and 119% of total revenues for the quarter ended September 30, 2001.  The decrease in expenditures during the quarter just ended relates primarily to a reduction in spending for AbioCor due to timing of purchases and to clinical trial start-up and support costs incurred in the quarter ended September 30, 2001, which were reduced in the quarter ended September 30, 2002.  Research and development expenses during the three months ended September 30, 2002 included $3.9 million of expenses incurred in connection with development activities for the AbioCor, compared to $4.9 million for the same period of the prior year. Included in the AbioCor costs are costs related to continued improvement and testing of the AbioCor, costs associated with pilot manufacturing of the AbioCor and costs to support the AbioCor clinical trial.  Also included in research and development spending are costs associated with continued improvements to the BVS product line, including efforts to develop improved consoles, pumps and cannulae, as well as costs associated with continued development and testing of the Penn State Heart and evaluation of other potential product opportunities. The Company anticipates that the majority of its near-term focus will be on advancing the AbioCor and further extending to the BVS product line. Given this focus, the Company believes that its overall research and development costs, which have been increasing over the past several years, will be moderating while remaining variable quarter to quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $0.3 million, or 8%, to $4.2 million in the three months ended September 30, 2002, from $3.9 million in the three months ended September 30, 2001.  The increase was primarily due to increased expenses associated with international sales activities and audit fees related to restatements of previously audited financial statements partially offset by a decrease in public relations costs.

INTEREST AND OTHER INCOME

Interest and other income consist primarily of interest earned on our investment balances, net of interest and other expenses.  Interest and other income decreased by $0.5 million to $0.3 million for the three months ended September 30, 2002 from $0.8 million for the three months ended September 30, 2001.  The decrease was primarily due to reduced yields on investments resulting from lower average interest rates and lower average funds available for investment during the quarter just ended.

NET LOSS

Net loss for the three months ended September 30, 2002 was approximately $5.2 million, or $0.25 per share.  This compares to a net loss of approximately $5.6 million, or $0.27 per share, in the same period of the previous year.  The loss for the quarter ended September 30, 2002 is primarily attributable to the substantial investment we are making towards developing and clinically testing the AbioCor.

FINANCIAL RESULTS SIX MONTHS ENDED SEPTEMBER 30, 2002

PRODUCT REVENUES

Product revenues decreased by $0.6 million, or 5%, to $10.6 million in the six months ended September 30, 2002 from $11.2 million in the six months ended September 30, 2001. The decrease in product revenues is primarily attributable to lower sales of BVS consoles to new customers and reduced revenues from blood pumps shipped to customers under extended-term contracts.  These decreases were partially offset by higher reorder sales of blood pumps to existing customers. The majority of medical centers in the U.S. that perform open-heart surgery have already purchased the BVS system. Our primary sales emphasis is on increasing use and reorders of the BVS disposable blood pumps and related accessories at existing customers while seeking new customers internationally. Domestic sales accounted for 94% of total product revenue during the six months ended September 30, 2002 and 2001.

FUNDED RESEARCH AND DEVELOPMENT REVENUES

Funded research and development revenues were $0.3 million in the six months ended September 30, 2002 as compared to $1.1 million in the six months ended September 30, 2001. The decline in revenues from government contracts and grants reflect both the advance of the AbioCor beyond the pre-clinical government supported research stage and our prioritization of research and development resources to product development activities that are not supported by government contracts and grants.

We account for funded research and development revenues under our government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work.  As of September 30, 2002, our total backlog of research and development contracts and grants was $0.6 million.  All of these contracts and grants contain provisions that make them terminable at the convenience of the government.  ABIOMED retains rights to commercialize all technological discoveries and products resulting from these efforts.

COST OF PRODUCT REVENUES

Cost of product revenues as a percentage of product revenues were consistent at 31% in both the six months ended September 30, 2002 and 2001.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased by $2.0 million, or 15% to $11.3 million in the six months ended September 30, 2002, from $13.3 million in the six months ended September 30, 2001.  Research and development expenses were 104% of total revenues for the six months ended September 30, 2002 and 108% of total revenues for the six months ended September 30, 2001.  The decrease in expenditures during the six months ended September 30, 2002 relates primarily to a reduction in spending for AbioCor due to timing of purchases and to clinical trial start up and support costs incurred in the six months ended September 30, 2001 which were reduced in the current year.  Research and development expenses during the six months ended September 30, 2002 included $8.4 million of expenses incurred in connection with development activities for the AbioCor, compared to $9.6 million for the same period in the prior year. Included in the AbioCor costs are costs related to continued improvement and testing of the product, costs associated with pilot manufacturing of the product and costs to support the AbioCor clinical trial.

Also included in research and development spending are costs associated with continued improvements to the BVS product line, including efforts to develop improved consoles, pumps and cannulae, as well as continued development and testing of the Penn State Heart and evaluation of other potential product opportunities.

Research and development expenses during the six months ended September 30, 2002 included $1.3 million in costs related to development of the Penn State Heart compared to $1.7 million for the same period in the prior year. The Company anticipates that the majority of its near-term focus will be associated with advancing the AbioCor and further extensions to the BVS product line. Given this focus, the Company believes that its overall research and development costs which have been increasing over the past several years should level off or moderate somewhat while remaining variable quarter to quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $0.2 million, or 4%, to $7.8 million in the six months ended September 30, 2002, from $8.0 million in the six months ended September 30, 2001.  The decrease was primarily attributable to reduced personnel related costs and public relations activities partially offset by increased expenses associated with international sales activities and audit fees related to restatements of previously audited financial statements.

INTEREST AND OTHER INCOME

Interest and other income consist primarily of interest earned on our investment balances, net of interest and other expenses.  Interest and other income decreased by $1.0 million to $0.8 million for the six months ended September 30, 2002 from $1.8 million for the six months ended September 30, 2001.  The decrease was primarily due to reduced yields on investments resulting from lower average interest rates and lower average funds available for investment during the six months just ended.

NET LOSS

Net loss for the six months ended September 30, 2002 was approximately $10.7 million, or $0.51 per share.  This compares to a net loss of approximately $10.7 million, or $0.52 per share, in the same period of the previous year.  The loss for the six months ended September 30, 2002 is primarily attributable to the substantial investment we are making towards developing and clinically testing the AbioCor.

LIQUIDITY AND CAPITAL RESOURCES

We have supported our operations primarily with net revenues from sales of our BVS product line, government contracts and proceeds from our equity financings.  As of September 30, 2002, our cash, cash equivalents and marketable securities totaled $60.9 million.

During the six months ended September 30, 2002, operating activities used $10.1 million of cash.  Net cash used by operating activities during this period reflected a net loss of $10.7 million, including non-cash depreciation, amortization and other expenses of $1.2 million.  Cash also decreased during the period as a result of decreases in accounts payable, accrued expenses and deferred revenues of $2.2 million. These uses of cash were partially offset by a decrease in accounts receivable and inventories of $1.7 million. During the six months ended September 30, 2002, investing activities generated $12.7 million of cash.  Approximately $13.4 million in cash was generated from the maturity of short-term marketable securities, net of purchases of similar securities.  We also expended cash for capital equipment, leasehold improvements and patent additions of $0.6 million during the six months ended September 30, 2002.

Financing activities provided $0.3 million of cash during the six months ended September 30, 2002 as a result of purchases of Company stock by employees participating in the Employee Stock Purchase Plan and exercises of stock options partially offset by reductions in our capital lease obligations.

Income taxes incurred during the six months ended September 30, 2002 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

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

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company does not believe the adoption of this statement will have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  SFAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers.  SFAS No. 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback  transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe applicability under changed conditions.  The provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002.  The Company does not believe the adoption of this statement will have a material effect on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial statements.

RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

This document contains forward-looking statements, including statements regarding products under development and adequacy of existing resources. The Company’s actual results, including our AbioCor and Penn State Heart development, BVS enhancements and adequacy of resources, may differ materially based on a number of factors, both known and unknown, including: use of estimates, uncertainty of product development, clinical trials and commercial acceptance; complex manufacturing; high quality requirements; the need to demonstrate required reliability of products under development; dependence on key personnel; risks associated with a growing number of employees; difficulties in attracting and retaining key personnel; competition and technological change, government regulations including the FDA and other regulatory agencies; risks associated with international expansion; dependence on limited sources of supply; future capital needs and uncertainty of additional funding; dependence on third-party reimbursement; potential inadequacy of product liability insurance; dependence on patents and proprietary rights; and other risks detailed in our Form 10-K for the year ended March 31, 2002 with the U.S. Securities and Exchange Commission. Investors are cautioned that all such statements involve risks and uncertainties.  Readers are cautioned not to place undue reliance on these forward- looking statements, which speak only as of the date of this document.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE
ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not use derivative financial instruments for speculative or trading purposes.  However, it is exposed to market risk related to changes in interest rates.  The Company maintains an investment portfolio consisting mainly of federal agency obligations, state and municipal bonds, and U.S. Treasury notes with maturities of one year or less. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2002, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold the majority of its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

ITEM 4: CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.  Within 90 days before this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Our disclosure controls and procedures are the controls and procedures that we designed to reasonably ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC.  Based on an evaluation of these controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.  We have furnished as part of this quarterly report the certifications with respect to such controls and procedures as is required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)  Internal controls.  Since the date of the evaluation described above, there have not been any significant changes in our internal controls or in other factors that we believe could significantly affect those controls.

PART II.  OTHER INFORMATION

Item 1.            Legal Proceedings

In October 2002, Irene Quinn, the spouse of James Quinn, a now deceased patient who was a recipient of the AbioCor, filed a complaint in the Court of Common Pleas of Philadelphia County against the Company and others, including the hospital where Mr. Quinn was treated and its affiliated university. Mr. Quinn was the fifth patient to receive the AbioCor. The complaint alleges, among other claims, a failure to obtain informed consent. The complaint seeks damages from the defendants of not less than $100,000.  The Company is reviewing this complaint with its legal counsel. While the Company questions the merits of the complaint, there can be no assurance that the complaint will not prevail. The Company maintains insurance that is intended to cover the majority of costs associated with such matters up to certain defined limits. Because the Company cannot at this time assess whether the complaint will prevail and because the Company cannot at this time estimate what amount, if any, it might be liable for among the defendants if any of the claims were to prevail, the Company cannot reasonably estimate its financial risk in connection with this complaint nor can it assess whether the amount of such risk is likely to be material or immaterial. The Company anticipates incurring certain legal costs to vigorously defend itself against this complaint.

From time to time, the Company is party to various legal proceedings, primarily arising in the Company’s ordinary course of business.  The Company believes that the outcome of legal proceedings currently pending will not have a material impact on its financial position, results of operations or cash flows.

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

Item 6.            Exhibits and Reports on Form 8-K

a)                                      Exhibits

(3)  Articles of Incorporation and By-Laws.

(a)                         Restated Certificate of Incorporation - filed as Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-36657) (the “1997 Registration Statement”).*

(b)                        Restated By-Laws - filed as Exhibit 3.02 to our Quarterly Report on From 10-Q for the quarter ended September 30, 1996.*

(c)                         Certificate of Designations of Series A Junior Participating Preferred Stock - filed as Exhibit 3.3 to the 1997 Registration Statement.*

(d)                        Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of Common Stock from 25,000,000 to 100,000,000 – filed in conjunction with the Company’s 2000 definitive proxy statement.*

(e)                         Instruments defining the rights of security holders, including indentures.

(f)                           Specimen Certificate of Common Stock – filed as Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 33-14861) (the “1987 Registration Statement”).*.

(g)                        Description of Capital Stock (contained in the Restated Certificate of Incorporation filed as Exhibit 3.1 to the 1997 Registration Statement and in the Certificate of Designations of Series A Junior Participating Preferred Stock filed as Exhibit 3.3 to the 1997 Registration Statement).*

(h)                        Instruments defining the rights of security holders, including indentures.

(i)                            Rights Agreement between ABIOMED and its transfer agent, as Rights Agent dated as of August 13, 1997 (including Form of Rights Certificate attached thereto as Exhibit A) - filed as Exhibit 4 to our Current Report on Form 8-K, dated August 13, 1997.*

b)                                     Reports on Form 8-K

None.

*            In accordance with Rule 12b-32 under the Securities Exchange Act of 1934 reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: November 14, 2002	/s/ John F. Thero
John F. Thero
Senior Vice President Finance and Treasurer Chief Financial Officer Principal Accounting Officer

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, David M. Lederman, President and Chief Executive Officer of ABIOMED, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of ABIOMED, Inc.

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ David M. Lederman
David M. Lederman
President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John F. Thero, Chief Financial Officer of ABIOMED, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of ABIOMED, Inc.

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ John F. Thero
John F. Thero
Chief Financial Officer