Form 10-Q
period 2002-12-31
ABIOMED INC
filed 2003-02-14
CIK 815094

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Yes         ☒                            No           ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☒                            No           ☐

As of February 10, 2003, there were 21,015,966 shares outstanding of the registrant’s Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

ASSETS

	December 31, 2002	March 31, 2002

Current Assets:
Cash and cash equivalents	$49,987	$45,667
Short-term marketable securities (Note 7)	8,104	25,654
Accounts receivable, net of allowance for doubtful accounts of $135 at December 31, 2002 and $139 at March 31, 2002	4,351	7,056
Inventories (Note 4)	3,425	4,233
Prepaid expenses and other current assets	621	825
Total current assets	66,488	83,435

Property and Equipment, at cost:
Machinery and equipment	9,101	8,749
Furniture and fixtures	1,149	963
Leasehold improvements	2,159	2,041
	12,409	11,753

Less: Accumulated depreciation and amortization	8,214	7,046
	4,195	4,707

Intellectual Property and Other Assets, net (Note 8)	750	1,034
	$71,433	$89,176

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2002	March 31, 2002

Current Liabilities:
Accounts payable	$810	$1,975
Accrued expenses	3,841	4,906
Deferred revenues	1,750	2,373
Capital lease obligation	—	54
Total current liabilities	6,401	9,308

Commitments and Contingencies	—	—

Stockholders’ Equity:
Class B Preferred Stock, $.01 par value- Authorized- 1,000,000 shares Issued and outstanding-none	—	—
Common Stock, $.01 par value- Authorized- 100,000,000 shares Issued and outstanding- 21,015,966 shares at December 31, 2002 and 20,950,933 shares at March 31, 2002	210	210
Additional paid-in capital	163,853	163,558
Accumulated deficit	(99,031)	(83,900)
Total stockholders’ equity	65,032	79,868
	$71,433	$89,176

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share and share data)

	Three Months Ended		Nine Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
		(Restated)		(Restated)

Revenues:
Products	$5,591	$5,898	$16,178	$17,076
Funded research and development	29	691	324	1,789
	5,620	6,589	16,502	18,865

Costs and expenses:
Cost of product revenues	2,088	1,615	5,359	5,128
Research and development (Note 9)	4,990	7,027	16,288	20,282
Selling, general and administrative	3,272	3,883	11,028	11,927
	10,350	12,525	32,675	37,337

Loss from operations	(4,730)	(5,936)	(16,173)	(18,472)

Other income, net
Investment income	255	627	950	2,437
Other	36	(11)	92	(26)
	291	616	1,042	2,411

Net loss	$(4,439)	$(5,320)	$(15,131)	$(16,061)

Basic and diluted net loss per share (Note 6):	$(0.21)	$(0.25)	$(0.72)	$(0.77)

Weighted average shares outstanding (Note 6):	21,015,966	20,903,608	20,983,692	20,849,854

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	December 31, 2002	December 31, 2001
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,131)	$(16,061)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	1,325	1,408
Bad debt expense	148	96
Loss on abandonment of patents	262	—
Changes in assets and liabilities-
Accounts receivable	2,557	3,063
Inventories	808	(1,490)
Prepaid expenses and other current assets	215	(272)
Accounts payable	(1,165)	506
Accrued expenses	(1,065)	529
Deferred revenue	(623)	(479)
Long-term liabilities	—	(37)

Net cash used in operating activities	(12,669)	(12,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of short-term marketable securities	24,250	1,900
Purchases of short-term marketable securities	(6,700)	(36,133)
Additions to patents	(137)	(406)
Purchases of property and equipment	(691)	(1,241)
Proceeds from disposal of equipment	26	—

Net cash provided by (used in) investing activities	16,748	(35,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock issued under employee stock purchase plan	295	830
Repayments of long-term debt and capital lease obligation	(54)	(473)

Net cash provided by financing activities	241	357

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,320	(48,260)

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT BEGINNING OF PERIOD	45,667	90,462

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT END OF PERIOD	$49,987	$42,202

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

In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of December 31, 2002 and for the three and nine months then ended.  The results of operations for the three and nine months ended December 31, 2002 may not be indicative of the results that may be expected for the full fiscal year.

2.             Restatement

The Company’s results in the prior year have been restated from periodic reports originally reported for such period.  Specifically, the Company’s condensed consolidated statements of operations reported herein for the three and nine month periods ended December 31, 2001 and the Company’s condensed consolidated statement of cash flows for the nine month period ended December 31, 2001 have been restated from the Form 10-Q originally reported for such periods last year.  The effect of these restatements, which were reported in the supplemental schedules to our annual report on Form 10-K for the year ended March 31, 2002 are summarized in the table below. The table presents increases and decreases to our originally reported operating results for each of the three and nine-month periods ended December 31, 2001:

Changes in Previously Reported Amounts From Prior Fiscal Year

(in thousands, except per share data)

	Three Months Ended December 31, 2001	Nine Months Ended December 31, 2001
Revenues:
Products	$307	$1,501
Funded research and development	373	1,119
	680	2,620

Costs and expenses:
Cost of product revenues	85	424
Research and development
Internally incurred R&D costs	—	—
Acquired technology costs, net	(530)	(1,590)
Selling, general and administrative	—	—
	(445)	(1,166)
Net change in income (loss) from operations	1,125	3,786

Other income, net
Investment income	—	—
Other	—	—
	—	—
Net change in income (loss)	$1,125	$3,786

Basic and diluted net loss per share:	$0.05	$0.18

The principal adjustments made to our condensed consolidated financial statements as of and for the three months and nine months ended December 31, 2001 relate to the timing of product revenues and related cost of product sales on extended term contracts, the timing of funded research and development revenues and the timing of writing off in-process development costs in connection with acquisition of the Penn State Heart. Each of these adjustments result from modifications made to the Company’s accounting for such contracts as described in the Company’s annual report on Form 10-K for the year ended March 31, 2002.

3.             Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimated or assumed. The more significant estimates reflected in these financial statements include unit pricing as a result of estimating the total number of BVS blood pumps to be shipped under extended-term contracts, collectibility of accounts receivable, inventory valuation and accrued expenses.

4.             Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	Dec. 31, 2002	Mar. 31, 2002

Raw materials	$1,552	$2,170
Work-in-process	792	709
Finished goods	1,081	1,354

	$3,425	$4,233

Finished goods and work-in-process inventories consist of direct material, labor and overhead.  Inventories do not currently include any costs associated with AbioCor™ or other products under development as these costs are expensed as research and development.

5.                                       Stockholders’ Equity

During the nine months ended December 31, 2002, options to purchase 755,500 shares of Common Stock were granted at prices ranging from $4.810 to $11.250.  These prices represent the fair market value of the options on the date of grant.  During that same period options to purchase 80,340 shares were canceled and options to purchase 25,250 shares were exercised at prices ranging from $5.500 to $5.625

6.                                       Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period.  Diluted weighted average shares reflect the dilutive effect, if any, of potential common stock such as options and warrants based on the treasury stock method.  No potential common stock is considered dilutive in periods in which a loss is reported, such as the three and nine month periods ended

December 31, 2002 and 2001, because all such common equivalent shares would be antidilutive.  The calculation of diluted weighted average shares outstanding for the three and nine months ended December 31, 2002 and 2001 excludes the options to purchase common stock as shown below.

Potential Dilutive Shares from Exercise of Common Stock Options

Three months ended December 31, 2002	3,473
Three months ended December 31, 2001	1,472,317

Nine months ended December 31, 2002	89,924
Nine months ended December 31, 2001	1,554,974

The calculation of diluted weighted average shares outstanding for the three and nine months ended December 31, 2002 and 2001 also excludes warrants to purchase up to 400,000 shares of Common Stock issued in connection with the purchase of intellectual property from Penn State University.

7.             Marketable Securities

The amortized costs and market value of marketable securities were approximately $8,104,000 and $8,081,000 at December 31, 2002 and $25,654,000 and $25,661,000 at March 31, 2002, respectively. On both of these dates, these short-term investments consisted primarily of government securities.

8.             Intellectual Property and Other Assets

The Company capitalizes as intellectual property, costs incurred, excluding costs associated with Company personnel, relating to patenting its technology. Capitalized costs, the majority of which represent legal costs, reflect the cost of both awarded patents and patents pending. The Company amortizes the cost of these patents over the estimated useful life of the patents. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded for a particular patent or elects to discontinue payment of required maintenance fees for a particular patent, the Company at that time records as expense the net capitalized amount of such patent application or patent. Amortization expense for patents totaled $22,000 and $38,000 during the three months ending December 31, 2002 and 2001, respectively, and $148,000 and $113,000 during the nine months ending December 31, 2002 and 2001, respectively. Expense for abandonment of certain patents totaled $242,000 and $262,000 during the three and nine months ending

December 31, 2002.  No abandonment of patents occurred during the three and nine month periods ending December 31, 2001.

9.             Research and Development

Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with, developing and testing new products and improving existing products.  Research and development costs consist of the following amounts (in thousands).

	Three Months Ended		Nine Months Ended
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2002	Dec. 31, 2001

Internally funded	$4,913	$6,988	$16,077	$19,948
Incurred under governmentcontracts and grants	77	39	211	334
Total research and development	$4,990	$7,027	$16,288	$20,282

10.           Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis.  Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Other than the reported net loss, there were no components of comprehensive income or loss that require disclosure for the three and nine months ended December 31, 2002 and 2001, respectively.

11.                                 Segment and Enterprise Wide Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise.  The Company believes that it operates in one business segment— the research, development and sale of medical devices to assist or replace the pumping function of the failing heart.  Substantially all the Company’s assets are located within the United States.  International sales accounted for 4% and 8% of total product revenue during the three months ended December 31, 2002 and 2001, respectively, and 6% and 9% for the nine months ended December 31, 2002 and 2001, respectively.

12.                                 New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  This Statement, which is effective for fiscal years ending after December 15, 2002, amends Statement No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation.  We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. However, the enhanced disclosure provisions as defined by Statement No. 148 will be effective for our fiscal year ending March 31, 2003.

In November 2002, the FASB’s Emerging Issues Task Force reached consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses the accounting treatment for arrangements that provide the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the provisions of EITF 00-21 to have a material effect on its results of operations and financial position.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.  FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance.  The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002.  However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end.  The Company does not expect the disclosure or measurement provisions of FIN 45 to have a material effect on its results of operations and financial position

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the provisions of FIN 46 to have a material effect on its results of operations and financial position.

13.           Litigation

In October 2002, Irene Quinn, the spouse of James Quinn, a now deceased patient who was a recipient of the AbioCor, filed a complaint in the Court of Common Pleas of Philadelphia County against the Company and others, including the hospital where Mr. Quinn was treated and its affiliated university. The complaint alleges, among other claims, a failure to obtain informed consent. The complaint seeks damages from the defendants of not less than $100,000.  The Company has filed its preliminary objections to the complaint with the Court.  While the Company believes the complaint to be without merit, it is prepared to defend itself vigorously should the case continue.  There can be no assurance that the complaint will not prevail. Because the Company cannot at this time assess whether the complaint will prevail and because the Company cannot at this time estimate what amount, if any, it might be liable for among the defendants if any of the claims were to prevail, the Company cannot reasonably estimate its financial risk in connection with this complaint.  The Company anticipates incurring certain legal costs to vigorously defend itself against this complaint, and maintains insurance that is intended to cover the majority of costs associated with such matters up to certain defined limits.

14.           Subsequent Event — Organizational Changes

On January 14, 2003, the Company announced a number of organizational changes that it believes are necessary to achieve its short and long-term goals.  These changes include a reduction in staff, outsourcing of all, but pilot-scale manufacturing of electronic components for all products, centralization of proprietary plastics manufacturing and other organizational and systems improvements.  A number of these changes will result in a reduction in expenses and cash outflow during the next year.  Charges associated with termination benefits to be provided in connection with this reduction in staff will be recorded in our fourth quarter of the current fiscal year.

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

CRITICAL ACCOUNTING POLICIES

In the Company’s Form 10-K for the year ended March 31, 2002, the Company’s critical accounting policies are summarized.  We have reviewed and determined that those policies remain our critical accounting policies for the nine months ended December 31, 2002.  We did not make any changes in those policies during the period.

COMMITMENTS AND CONTINGENCIES

In the Company’s Form 10-K for the year ended March 31, 2002, the Company’s commitments and contingencies were disclosed.  We have reviewed and determined that those commitments and contingencies have not materially changed during the nine months ended December 31, 2002, with the exception of certain litigation that is described in more detail in Note 13 to this filing.

RESTATEMENT OF PRIOR YEAR INTERIM FINANCIAL STATEMENTS

The Company’s condensed consolidated statements of operations reported herein for the three and nine month periods ended December 31, 2001 and the Company’s condensed consolidated statement of cash flows for the nine month period ended December 31, 2001 have been restated from the Form 10-Q originally reported for such periods last year.  The effect of these restatements, which were reported in the supplemental schedules to our annual report on Form 10-K for the year ended March 31, 2002 are summarized in the table below. The table presents increases and decreases to our originally reported operating results for each of the three and nine-month periods ended December 31, 2001:

Changes in Previously Reported Amounts From Prior Fiscal Year

(in thousands except per share data)

	Three Months Ended December 31, 2001	Nine Months Ended December 31, 2001
Revenues:
Products	$307	$1,501
Funded research and development	373	1,119
	680	2,620
Costs and expenses:
Cost of product revenues	85	424
Research and development
Internally incurred R&D costs	—	—
Acquired technology costs, net	(530)	(1,590)
Selling, general and administrative	—	—
	(445)	(1,166)

Net change in income (loss) from operations	1,125	3,786

Other income, net
Investment income	—	—
Other	—	—
	—	—
Net change in income (loss)	$1,125	$3,786

Basic and diluted net loss per share:	$0.05	$0.18

The principal adjustments made to our condensed consolidated financial statements as of and for the three months and nine months ended December 31, 2001 relate to the timing of product revenues and related cost of product sales on extended term contracts, the timing of funded research and development revenues and the timing of writing off in-process development costs in connection with acquisition of the Penn State Heart. Each of these adjustments result from modifications made to the Company’s accounting for such contracts as described in the Company’s annual report on Form 10-K for the year ended March 31, 2002.

ABIOCOR INITIAL CLINICAL TRIAL UPDATE

In our initial clinical trial of the AbioCor, initiated in July of 2001, we are seeking to determine whether the first generation AbioCor can extend life and restore an acceptable quality of life for a certain segment of the patient population among those patients who are otherwise likely to die because their hearts fail despite the use of all available therapies.  Patients eligible for enrollment in the initial clinical trial must be extremely ill with biventricular heart failure, ineligible for heart transplantation, and very likely to die in less than 30 days.  Patients must also be evaluated to confirm that the first generation AbioCor, which was designed for large adults, will fit properly in their chest cavities. The size of this first generation device, combined with these trial enrollment criteria and other factors, limits patient enrollment to a small fraction of the patients who could eventually benefit from future generations of heart replacement.

As of the date of this report, nine patients have been enrolled in the initial clinical trial and seven have been supported post-operatively. Four of those seven patients lived beyond the first trial measurement milestone of 60 days.  Four lived for 142, 151, 292 and 512 days, respectively.

The other two patients who are alive are from the second group of five patients to be enrolled in the clinical trials (the FDA approval of the initial clinical trial provides for a maximum of fifteen patients, divided into three phases of five patients each). Both of these patients were enrolled into the trial during January 2003, and accordingly, neither of them has been supported post-operatively to the 60-day measurement milestone. Achieving that milestone for one patient from the second group would automatically result in permission from the FDA to enroll the third group of five patients.  The Company has no reason to believe that permission would not be granted to enroll the third group of patients, even if the 60-day mileston were not to be achieved with the second group.

The success of the AbioCor trial is not dependent on the outcome of any one, two or three patients but on the cumulative results of the patient group.  Cumulatively, the experience in the trial to date extends to more than 3.2 patient-years of AbioCor support.  Over that period, except for the gradual and anticipated wearout of a non-blood contacting membrane in the system's power plant in one patient, there have been no significant mechanical device failures and no device-related infections. In all cases, and despite the ups and downs typical of critically recovering patients under intensive care, the AbioCor has provided full circulatory support. Patients who survived the surgical implantation and the post-operative recovery stage were able to sit, walk, shower, interact with family and friends, and go on out-of-hospital excursions.

The very sick patients enrolled in the initial trial also experienced a variety of adverse events.  Many were related to their debilitated state and to multiple organ complications (lungs, kidneys, liver) that existed before the AbioCor implantation.  Other adverse events (strokes) were potentially related to either or both: (1) inability to tolerate the target anti-coagulation medications and, (2) persistent contact between tissue remnants of the retained upper chambers of the otherwise excised hearts and a supporting structure located on the inflow cuffs to the AbioCor.  Based on review of the clinical findings to date, the implanting medical teams, the Company’s technical and scientific staff and the appropriate regulatory authorities agreed, in 2002, to eliminate this structure for the subsequent AbioCor systems to be implanted during the trial, including those recently implanted in two patients enrolled in January 2003.

ABIOMED’s current plan is to initially seek regulatory approval to introduce the AbioCor in the United States during 2004 for a small fraction of very sick patients that could benefit from the first generation device. This plan, subject to regulatory approval, is dependent upon our ability, during 2003, to enroll an appropriate number of patients in the initial clinical trial, and to demonstrate acceptable clinical performance including extension of life with acceptable quality and level of adverse events.

FINANCIAL RESULTS FOR THREE MONTHS ENDED DECEMBER 31, 2002

PRODUCT REVENUES

Product revenues decreased by $0.3 million, or 5%, from $5.9 million in the three months ended December 31, 2001 to $5.6 million in the three months ended December 31, 2002. The decrease in product revenues is primarily attributable to (i) a $0.3 million decrease in revenue recognized from BVS blood pumps shipped under extended term contracts, which reflects timing of revenue recognized under such contracts, and (ii) to $0.1 million, or 2% decrease, in worldwide reorder sales of blood pumps.  The majority of medical centers in the United States that perform open-heart surgery have already purchased the BVS system. Our primary sales emphasis is on increasing use and reorders of the BVS disposable blood pumps and related accessories at existing customers. Domestic sales accounted for 96% and 92% of total product revenue during the three months ended December 31, 2002 and 2001, respectively.

FUNDED RESEARCH AND DEVELOPMENT REVENUES

Funded research and development revenues decreased to less than $0.1 million during the three months ended December 31, 2002 from $0.7 million in the three months ended December 31, 2001. This is consistent with the efforts, begun by the Company in the past several years, to increasingly focus its R&D staff on internally-funded activities related to the clinical introduction and commercialization of its existing technology.  In the three months ended December 31, 2002, all of these revenues were from government grants. In the three months ended December 31, 2001, these revenues include revenues under a government contract relating to AbioCor research and development, various government grants and payments by certain medical centers for costs incurred by us to provide them with specialized training. The three months ended December 31, 2001 was the last period in which revenue was recognized under the government contract for the AbioCor as the AbioCor advanced beyond the pre-clinical government supported research stage.

We account for funded research and development revenues as work is performed.  As of December 31, 2002, our total backlog of government research and development contracts and grants was $0.5 million.  All of these grants contain provisions that make them terminable at the convenience of the government.  ABIOMED retains rights to commercialize all technological discoveries and products resulting from these efforts.

COST OF PRODUCT REVENUES

Cost of product revenues as a percentage of product revenues were 37% and 27% in the three months ended December 31, 2002 and 2001, respectively.  The decrease in gross product margin in the three months ended December 31, 2002 is primarily related to a number of factors concerning BVS consoles, including transitional costs incurred as part of the Company’s efforts to outsource console production, a $165,000 write-down of inventory related to certain older models of our BVS console to its net realizable value as a result of our pending introduction of a new generation console and a higher sales mix of BVS console sales to blood pump sales during the most recent quarter.  The gross product margin for consoles is lower than blood pumps.   The Company anticipates that certain of these transitional factors may result in continuing lower BVS console margins over the coming months as the Company works to improve longer term operational efficiency by outsourcing production of the BVS consoles, including introduction of newer generation BVS consoles.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased by $2.0 million, or 29%, to $5.0 million in the three months ended December 31, 2002, from $7.0 million in the three months ended December 31, 2001.  Research and development expenses were 89% of total revenues for the quarter ended December 31, 2002 and 107% of total revenues for the quarter ended December 31, 2001.  The decrease in expenditures during the quarter just ended relates primarily to a reduction in spending for AbioCor due to timing of purchases of AbioCor production materials and to clinical trial start-up and support costs incurred in the quarter ended December 31, 2001, which were reduced in the quarter ended December 31, 2002.  Research and development expenses during the three months ended December 31, 2002 included $3.6 million of expenses incurred in connection with development activities for the AbioCor, compared to $5.6 million for the same period of the prior year. Included in the AbioCor costs are costs related to continued improvement and testing of the AbioCor, costs associated with pilot manufacturing of the AbioCor and costs to support the AbioCor clinical trial.  Also included in research and development spending are costs associated with continued improvements to the BVS product line, including efforts to develop improved consoles, pumps and cannulae, as well as costs associated with continued development and testing of the Penn State Heart and evaluation of other potential product opportunities. The Company anticipates that the majority of its near-term focus will be on advancing its replacement heart technology and further extending the BVS product line. Given this focus, the Company believes that its overall research and development costs, which have been increasing over the past several years, should moderate somewhat while remaining variable quarter to quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $0.6 million, or 16%, to $3.3 million in the three months ended December 31, 2002, from $3.9 million in the three months ended December 31, 2001.  The decrease was primarily due to reduced labor and benefit costs, public relations and travel costs.

INTEREST AND OTHER INCOME

Interest and other income consist primarily of interest earned on our investment balances, net of interest and other expenses.  Interest and other income decreased by $0.3 million to $0.3 million for the three months ended December 31, 2002 from $0.6 million for the three months ended December 31, 2001.  The decrease was primarily due to reduced yields on investments resulting from lower average interest rates and lower average funds available for investment during the quarter just ended.

NET LOSS

Net loss for the three months ended December 31, 2002 was approximately $4.4 million, or $0.21 per share.  This compares to a net loss of approximately $5.3 million, or $0.25 per share, in the same period of the previous year.  The loss for the quarter ended December 31, 2002 is primarily attributable to the substantial investment we are making towards developing and clinically testing the AbioCor.

FINANCIAL RESULTS NINE MONTHS ENDED DECEMBER 31, 2002

PRODUCT REVENUES

Product revenues decreased by $0.9 million, or 5%, to $16.2 million in the nine months ended December 31, 2002 from $17.1 million in the nine months ended December 31, 2001.  The decrease in product revenues is primarily attributable to a $0.9 million decrease in revenue recognized from BVS blood pumps shipped under extended-term contracts, which reflects the timing of revenue recognized under such contracts, and to $0.7 million in lower domestic sales of BVS systems to new customers.  Offsetting some of these decreases was a $1.0 million, or 13% increase in revenues from worldwide reorder sales of BVS blood pumps. The majority of medical centers in the U.S. that perform open-heart surgery have already purchased the BVS system. Our primary sales emphasis is on increasing use and reorders of the BVS disposable blood pumps and related accessories at existing customers while seeking new customers internationally. Domestic sales accounted for 94% and 91% of total product revenue during the nine months ended December 31, 2002 and 2001, respectively.

FUNDED RESEARCH AND DEVELOPMENT REVENUES

Funded research and development revenues were $0.3 million in the nine months ended December 31, 2002 as compared to $1.8 million in the nine months ended December 31, 2001. The decline in revenues from government contracts and grants is consistent with efforts, begun by the Company in the past several years, to increasingly focus its R&D staff on internally funded activities related to the clinical introduction and commercialization of its existing technology.  In the nine months ended December 31, 2001, these revenues included $1.1 million in revenue under a government contract relating to AbioCor research and development, various government grants and payments by certain medical centers for costs incurred by us to provide them with specialized training.  The nine months ended December 31, 2001 was the last period in which revenue was recognized under the government contract for the AbioCor as the AbioCor advanced beyond the pre-clinical government supported research stage.

We account for funded research and development revenues under our government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work.  As of December 31, 2002, our total backlog of research and development contracts and grants was $0.5 million.  All of these contracts and grants contain provisions that make them terminable at the convenience of the government.  ABIOMED retains rights to commercialize all technological discoveries and products resulting from these efforts.

COST OF PRODUCT REVENUES

Cost of product revenues as a percentage of product revenues were 33% and 30% in the nine months ended December 31, 2002 and 2001, respectively.  The decrease in gross product margin is primarily related to a number of factors concerning BVS consoles, including transitional costs incurred as part of the Company’s efforts to outsource console production and a $178,000 write-down of inventory related to certain older models of our BVS console to its net realizable value.  The Company anticipates that certain of these factors may result in continuing lower BVS console margins over the coming months as the Company works to improve longer term operational efficiency by outsourcing production of the BVS consoles, including introduction of newer generation BVS consoles.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased by $4.0 million, or 20% to $16.3 million in the nine months ended December 31, 2002, from $20.3 million in the nine months ended December 31, 2001.  Research and development expenses were 99% of total revenues for the nine months ended December 31, 2002 and 108% of total revenues for the nine months ended December 31, 2001.  The decrease in expenditures during the nine months ended December 31, 2002 relates primarily to a reduction in spending for AbioCor due to timing of purchases of AbioCor production materials and to clinical trial start up and support costs incurred in the nine months ended December 31, 2001, which were reduced in the current year.  Research and development expenses during the nine months ended December 31, 2002 included $12.0 million of expenses incurred in connection with development activities for the AbioCor, compared to $15.6 million for the same period in the prior year. Included in the AbioCor costs are costs related to continued improvement and testing of the AbioCor, costs associated with pilot manufacturing of the AbioCor and costs to support the AbioCor clinical trial.  Also included in research and development spending are costs associated with continued improvements to the BVS product line, including efforts to develop improved consoles, pumps and cannulae, as well as costs associated with continued development and testing of the Penn State Heart and evaluation of other potential product opportunities.  The Company anticipates that the majority of its near-term focus will be on advancing its replacement heart technology and further extending the BVS product line.  Given this focus, the Company believes that its overall research and development costs, which have been increasing over the past several years, should moderate somewhat while remaining variable quarter to quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $0.9 million, or 8%, to $11.0 million in the nine months ended December 31, 2002, from $11.9 million in the nine months ended December 31, 2001.  The decrease was primarily attributable to reduced labor and benefit costs, public relations and travel costs.   Partially offsetting these expense reductions was a $0.6 million increase in audit fees related to restatements of previously audited financial statements.

INTEREST AND OTHER INCOME

Interest and other income consist primarily of interest earned on our investment balances, net of interest and other expenses.  Interest and other income decreased by $1.4 million to $1.0 million for the nine months ended December 31, 2002 from $2.4 million for the nine months ended December 31, 2001.  The decrease was primarily due to reduced yields on investments resulting from lower average interest rates and lower average funds available for investment during the nine months just ended.

NET LOSS

Net loss for the nine months ended December 31, 2002 was approximately $15.1 million, or $0.72 per share.  This compares to a net loss of approximately $16.1 million, or $0.77 per share, in the same period of the previous year.  The loss for the nine months ended December 31, 2002 is primarily attributable to the substantial investment we are making towards developing and clinically testing the AbioCor.

LIQUIDITY AND CAPITAL RESOURCES

We have supported our operations primarily with net revenues from sales of our BVS product line, government contracts and proceeds from our equity financings.  As of December 31, 2002, our cash, cash equivalents and marketable securities totaled $58.1 million.

During the nine months ended December 31, 2002, operating activities used $12.7 million of cash.  Net cash used by operating activities during this period reflected a net loss of $15.1 million, including non-cash depreciation, amortization and other expenses of $1.7 million.  Cash also decreased during the period as a result of decreases in accounts payable, accrued expenses and deferred revenues of $2.9 million. These uses of cash were partially offset by a decrease in accounts receivable and inventories of $2.6 million and $0.8 million, respectively.  During the nine months ended December 31, 2002, investing activities generated $16.7 million of cash.  Approximately $17.6 million in cash was generated from the maturity of short-term marketable securities, net of purchases of similar securities.  We also expended cash for capital equipment, leasehold improvements and patent additions of $0.8 million during the nine months ended December 31, 2002.

Financing activities provided $0.2 million of cash during the nine months ended December 31, 2002 as a result of purchases of Company stock by employees participating in the Employee Stock Purchase Plan and exercises of stock options partially offset by reductions in our capital lease obligations.

Income taxes incurred during the nine months ended December 31, 2002 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

On January 14, 2003, the Company announced a number of organizational changes that it believes are necessary to achieve its short and long-term goals.  These changes include a reduction in staff, outsourcing of all, but pilot-scale manufacturing of electronic components for all products, centralization of proprietary plastics manufacturing and other organizational and systems improvements.  A number of these changes will result in a reduction in expenses and cash outflow during the next year.  Charges associated with termination benefits to be provided in connection with this reduction in staff will be recorded in our fourth quarter of the current fiscal year.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  This Statement, which is effective for fiscal years ending after December 15, 2002, amends Statement No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation.  We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. However, the enhanced disclosure provisions as defined by Statement No. 148 will be effective for our fiscal year ending March 31, 2003.

In November 2002, the FASB’s Emerging Issues Task Force reached consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses the accounting treatment for arrangements that provide the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the provisions of EITF 00-21 to have a material effect on its results of operations and financial position.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.  FIN 45 clarifies the requirements of FASB

Statement No. 5, Accounting for Contingencies relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance.  The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002.  However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end.  e Company does not expect the disclosure or measurement provisions of FIN 45 to have a material effect on its results of operations and financial position

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the provisions of FIN 46 to have a material effect on its results of operations and financial position.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE

ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not use derivative financial instruments for speculative or trading purposes.  However, it is exposed to market risk related to changes in interest rates.  The Company maintains an investment portfolio consisting mainly of federal agency obligations, state and municipal bonds, and U.S. Treasury notes with maturities of one year or less. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2002, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold the majority of its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

ITEM 4: CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.  Within 90 days before this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Our disclosure controls and procedures are the controls and procedures that we designed to reasonably ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC.  Based on an evaluation of these controls and procedures, our Chief Executive Officer and our Principal Financial Officer concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.  We have furnished as part of this quarterly report the certifications with respect to such controls and procedures as is required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Internal controls.  Since the date of the evaluation described above, there have not been any significant changes in our internal controls or in other factors that we believe could significantly affect those controls.

PART II.  OTHER INFORMATION

Item 1.                    Legal Proceedings

In October 2002, Irene Quinn, the spouse of James Quinn, a now deceased patient who was a recipient of the AbioCor, filed a complaint in the Court of Common Pleas of Philadelphia County against the Company and others, including the hospital where Mr. Quinn was treated and its affiliated university. The complaint alleges, among other claims, a failure to obtain informed consent. The complaint seeks damages from the defendants of not less than $100,000.  The Company has filed its preliminary objections to the complaint with the Court.  While the Company believes the complaint to be without merit, it is prepared to defend itself vigorously should the case continue.  There can be no assurance that the complaint will not prevail. Because the Company cannot at this time assess whether the complaint will prevail and because the Company cannot at this time estimate what amount, if any, it might be liable for among the defendants if any of the claims were to prevail, the Company cannot reasonably estimate its financial risk in connection with this complaint.  The Company anticipates incurring certain legal costs to vigorously defend itself against this complaint, and maintains insurance that is intended to cover the majority of costs associated with such matters up to certain defined limits.

From time to time, the Company is party to various legal proceedings, primarily arising in the Company’s ordinary course of business.  The Company believes that the outcome of legal proceedings currently pending will not have a material impact on its financial position, results of operations or cash flows.

Item 2.                    Changes in Securities

None

Item 3.                    Defaults upon Senior Securities

None

Item 4.                    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on November 5, 2002, the stockholders approved the following:

Elected two persons to serve as Class III directors as follows:

Director	Votes for	Votes Withheld

David M. Lederman	19,528,036	93,571
Desmond H. O’Connell, Jr.	19,528,161	93,446

Item 5.                                                             Other Information

Our Chief Executive Officer and our Principal Financial Officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

On October 24, 2002, the Company filed a report on Form 8-K under Item 5.

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

ABIOMED, Inc.

Date: February 13, 2003	/s/ Charles B. Haaser
Charles B. Haaser Controller Principal Accounting Officer Principal Financial Officer

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

Date: February 13, 2003	/s/ David M. Lederman
David M. Lederman President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Charles B. Haaser, Principal Financial Officer of ABIOMED, Inc., certify that:

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

Date: February 13, 2003	/s/ Charles B. Haaser
Charles B. Haaser Controller and Principal Financial Officer