Form 10-K
period 2003-03-31
ABIOMED INC
filed 2003-06-06
CIK 815094

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended March 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-20584

ABIOMED, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2743260 (I.R.S. Employer Identification No.)
22 Cherry Hill Drive Danvers, Massachusetts (Address of Principal Executive Offices)	01923 (Zip Code)
(978) 777-5410 (Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class None	Name of Each Exchange on Which Registered None

        Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
Preferred Stock Purchase Rights

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2002 was $51,615,775 based on the closing price of $3.30 on that date as reported on the Nasdaq Stock Market's National Market. As of May 28, 2003, 21,057,470 shares of the registrant's Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders, which is scheduled to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Report.

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

  •
  our intention to expand the market for our heart assist device product line;

  •
  our ability to obtain and maintain regulatory approval of our products in the U.S. and internationally;

  •
  the other competing therapies that may in the future be available to heart failure patients;

  •
  our plans to develop and market new products and improve existing products;

  •
  the potential markets that could develop for our existing products and products under development;

  •
  the potential comparative long-term patient cost of permanent heart replacement as compared to heart transplantation;

  •
  our business strategy;

  •
  our goal of reducing our cash consumption; and

  •
  the sufficiency of our liquidity and capital resources.

        Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the "Risk Factors" section set forth in Part I, Item7 and elsewhere in this Report. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

PART I

ITEM 1. BUSINESS

Overview

        ABIOMED is a leading developer, manufacturer and marketer of medical products designed to safely and effectively assist or replace the pumping function of the failing heart. ABIOMED's BVS 5000 Biventricular Support System is the most widely used advanced heart assist device for the temporary treatment of all patients with failing but potentially recoverable hearts in the U.S. Our first generation AbioCor Implantable Replacement Heart, the world's first battery-powered implantable replacement heart system, is the subject of an ongoing initial clinical trial that began in July 2001. The AbioCor, the development of which follows decades of fundamental and applied research, development and testing, is intended to extend life and provide an improved quality of life for end-stage acute and chronic heart failure patients. We are also engaged in research and development relating to other devices to assist or replace the pumping function of the heart. One area of research and development is the enhancement of our product line to serve more patients who require mechanical heart assistance, and to better meet the needs of physicians and hospitals treating heart assist patients. Another area of focused effort involves adaptation and development of the AbioCor II Heart, based on technology acquired by us in 2000 from The Pennsylvania State University. The AbioCor II Heart has a drive mechanism that is different than the AbioCor design, and is the only implantable heart system other than the AbioCor to survive the rigor of the replacement heart development program funded by the U.S. National Heart Lung and Blood Institute, the NHLBI.

        Our BVS is a "bridge-to-recovery" device that can temporarily assume the full pumping function of the heart for patients with potentially reversible heart failure. It is intended for use in patients whose hearts can recover within a period of up to fourteen days. In 1992, the BVS became the first heart assist device capable of providing full circulatory support to be approved by the FDA. The BVS is the most widely used FDA-approved temporary heart assist device, and to date has been used to support thousands of patients at over 600 medical centers worldwide. The BVS primarily consists of single-use external blood pumps and cannulae, and a drive and control console. In May 2003, we received FDA approval to market the AB5000 Circulatory Support System, a new console that can drive and control one or two BVS blood pumps, and that we plan to use as a platform for blood pump product line enhancements currently under development.

        Our AbioCor is a heart replacement device that replaces the failing ventricles of a patient's diseased heart and takes over the heart's blood pumping function. It is designed for use in patients at risk of imminent death due to irreparably damaged hearts, but whose other vital organs remain viable. We believe the AbioCor will provide a much-needed treatment option for those patients in the U.S. for whom no effective therapy is currently available. While the first generation AbioCor would not be suitable, on account of its size and other considerations, for many patients who require heart replacement, ABIOMED is developing a smaller replacement heart that will provide the capability to serve many more patients. To date, we have invested more than $98 million in the development and testing of our implantable heart technology, including over $20 million in funding from the NHLBI. We currently have a pilot-scale manufacturing facility for the AbioCor.

        Our focused research and development related to these products has provided us with the proprietary technology, know-how and experience that we are using to develop additional products. We believe we are the only company in the world with technical background and expertise in the full range of technology to support the pumping function of the heart. We believe that there are many opportunities to apply our expertise to address the needs of heart failure patients. We seek to be first to market with high-quality and cost-effective technologies for heart failure patients who currently lack adequate therapies.

        ABIOMED is a Delaware corporation with its principal executive offices located at 22 Cherry Hill Drive, Danvers, Massachusetts 01923. We commenced operations in 1981. Our telephone number is (978) 777-5410 and our web address is www.abiomed.com. We make available free of charge though the Investor Relations section of our web site all reports filed with the Securities and Exchange Commission (the "SEC"). We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site. As used herein, ABIOMED includes ABIOMED, Inc., together with our subsidiaries. ABIOMED, the ABIOMED logo, BVS, ABIOCOR and ANGIOFLEX are our registered U.S. trademarks. ABIOFIT and AB5000 are trademarks of ABIOMED, Inc. This Report may also include trademarks of companies other than ABIOMED.

Industry Overview

Heart Disease

        Heart disease is the number one cause of death in the U.S., claiming approximately 700,000 lives in 2001. Illnesses and deaths from heart disease create an immense burden to many individuals and their families. Patients frequently experience extended suffering, and the economic cost can be substantial. While a number of therapies exist for the treatment of patients in early stages of heart disease, limited therapies exist today for most patients with severe, end-stage, heart failure.

        The majority of deaths from heart disease can be attributed to coronary heart disease and congestive heart failure. Other types of heart disease include rhythm disorders and diseases of the valves.

        Coronary heart disease is a disease of the coronary arteries causing reduced blood flow and insufficient oxygen delivery to the affected portion of the heart. Coronary heart disease can lead to a heart attack, also known as an acute myocardial infarction, resulting in permanent damage to the heart muscle. In severe heart attacks, death can occur suddenly or gradually over days and weeks.

        Congestive heart failure is a condition resulting from the progressive deterioration of the heart over extended periods of time. The patient's heart cannot provide adequate blood flow and oxygen to meet the needs of the body. Congestive heart failure may be initiated and aggravated by a variety of factors, including high blood pressure, defective heart valves, coronary heart disease, infections of the heart muscle or the valves and heart problems resulting from heart defects. Due to the progressive nature of congestive heart failure, medical interventions often take place over periods of months or years.

        In general, heart failure is progressive. While approximately 63% of all heart failure patients experience sudden death as a result of cardiac arrest, the remaining patients who die from heart failure typically do so in hospitals or long-term care facilities.

Prevalence, Incidence and Mortality

        In 2001, a total of 46 million people in the United States were alive with some form of heart disease. Of these, nearly 13 million were diagnosed with coronary heart disease, nearly 5 million with congestive heart failure, and 28 million had other heart-related diagnoses. Thus, coronary heart disease patients outnumbered congestive heart failure patients by approximately 2.5:1. For patients newly diagnosed within 2000, however, the ratio of coronary heart disease to congestive heart failure patients was 2:1, indicating that congestive heart failure is becoming relatively more important as time goes on. We believe that this trend is primarily attributable to the aging of the population and to public health and behavioral efforts directed at the prevention of coronary heart disease. Congestive heart failure is primarily a condition of the elderly.

        According to the National Center for Health Statistics, approximately 700,000 people died of heart disease in the U.S. in 2001. According to the same source, more than 500,000 of these deaths were attributable to coronary heart disease, 57,000 were attributable to congestive heart failure, and 140,000 were attributable to"Other" diagnoses. We believe that a close examination of the various categories included in "Other" diagnoses reveals that many of these deaths may have been attributable to congestive heart failure related conditions.

Therapies for Heart Disease

        A broad spectrum of treatment is available for heart disease patients. Treatments include drug therapies, cardiological interventions, including closed chest procedures and rhythm management therapies, or surgical corrections, such as coronary bypass surgery and valve replacement. These therapies are sometimes successful in slowing the progression of heart disease, extending life, and/or improving the quality of life for some period of time. For patients with end-stage heart disease, however, these treatments are typically inadequate. Patients with the most severe heart disease, those at identifiable risk of death, frequently are in need of mechanical circulatory support or heart replacement. Because the supply of available donor hearts is limited, with fewer than 2,500 per year available in the U.S., heart assist and replacement treatments have been and continue to be developed with the goal of extending and improving the lives of these patients.

The Market for Circulatory Support Devices in the U.S.

        At present, due to the stage of technological development, circulatory support devices are typically used only after other, less-invasive therapies have been found to be inadequate. The appropriate reference group from which to begin analysis of the potential market for these devices in the U.S. alone is therefore the 700,000 patients who die each year of heart disease. In the future, when devices have matured and become more durable and reliable, and surgical and patient management techniques have improved, these devices may become appropriate choices for less emergently ill patients and the potential addressable market may be much larger.

        Not all of the 700,000 patients who die each year of heart disease are addressable by circulatory support devices. Many patients not classifiable as coronary heart disease or congestive heart failure patients are not suitable candidates for circulatory support. In addition, a majority of coronary heart disease and congestive heart failure patients die suddenly, outside of the hospital or in the Emergency Room, and therefore cannot be reached by this therapy. Some suffer significant comorbidities that might rule out device implantation, and many are simply too frail to withstand the rigors of device implantation and surgical recovery. As a result we estimate that the total number of patients addressable today by mechanical circulatory support devices ranges from 60,000 patients to 120,000 per year in the U.S.

        This and any other estimate of market size should be viewed as dynamic and subject to change on account of a variety of factors. For example, both the percentage of heart disease patients who are unreachable because they die suddenly and the percentage of patients who are untreatable because of frailty are important determinants of the total circulatory support device market. Both of those variables are susceptible to change over time as technology improves and patient management techniques mature. The total size of the market will also be affected by demographic trends, most particularly by the aging of the so-called "baby boom" generation. That generation is just approaching the age at which heart disease becomes a major medical problem, and it is reasonable to postulate that the pool of heart disease patients will increase as the baby boom generation ages.

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

        Bridge-to-Recovery.    Bridge-to-recovery devices are used to support patients with potentially reversible failing hearts. These devices are most frequently used to support patients whose hearts do not fully restart following open-heart surgery, and who cannot be weaned off the heart-lung machine. Of the patients who experience such complications, many who die each year could potentially be saved with a temporary assist device as a "bridge to recovery". Bridge-to-recovery devices temporarily assume the pumping function of the heart, while allowing the heart to rest, heal and recover its normal function. These devices can also be used for patients who have not undergone surgery but whose lives are threatened by viral infections that attack the heart muscle. In addition, bridge-to-recovery devices may prove beneficial to certain patients who have suffered from a recent heart attack.

        The number of patients who might be candidates for a bridge-to-recovery device on account of post-cardiotomy shock each year is a function of the number of patients who undergo open-heart surgery and the percentage of such surgeries that result in shock. There are approximately 400,000 open heart operations annually in the United States, a number that has steadily been trending down as medical practice shifts toward less-invasive options. According to the Society of Thoracic Surgeons National Adult Cardiac Surgery Database, 3.4% of coronary artery bypass operations in 1999 resulted in cardiogenic shock, yielding a potential bridge-to-recovery market of approximately 14,000 patients. In 2002, the Society of Thoracic Surgeons reported that the cardiogenic shock rate had dropped to 1.9%, yielding an estimated market of less than 7,500 patients in the U.S.

        Bridge-to-Transplant.    Bridge-to-transplant devices are used to support patients who have experienced life-threatening heart disease and are awaiting heart transplantation. We believe that the market for this category of device is limited by the size of the transplant waiting list. Approximately 3,000 patients are added to the transplant list each year, and approximately 2,200 patients receive a human heart transplant annually. We estimate that the potential U.S. bridge-to-transplant market is therefore something less than 3,000 patients per year.

        Staging.    Staging devices are used to support patients before or during application of other therapies and to support patients with failing hearts being transported to other facilities. At present, for reasons of specialized care, patients are transported between medical centers with the assistance of such devices under hospital guidelines. In other cases, patients initially placed on mechanical support for bridge to recovery are moved to a bridge-to-transplant or destination therapy device. In the future, staging devices could potentially be used more purposefully to support or strengthen heart failure patients during a course of therapy or to strengthen them prior to implantation of a permanent heart assist device or a heart replacement. These devices could also help stabilize a patient and provide the medical team with time to better assess the patient's condition before selecting an appropriate therapy. In addition, while bridge-to-recovery devices are approved and used today to assist heart transplant patients when rejection occurs, in the future staging devices may be used with transplant patients who have rejected their donor heart and need life support before receiving an implantable replacement heart.

        At present, there are two therapies other than transplant to which patients might be bridged in the reasonably near term: a permanent heart assist device, typically referred to as ventricular assist device or VAD, or a permanent heart replacement device. The first FDA approval of a left ventricular assist device, referred to as an LVAD, for destination therapy occurred very recently. No replacement heart has yet been approved by the FDA for commercial use. There is therefore no empirical basis for estimating what proportion of destination circulatory support device patients will require a bridge device prior to implantation of a destination device. Our estimates of this potential market in the U.S. range from 20,000 to 40,000 patients per year.

        Destination Therapy.    Devices intended to be within or attached to patients for their remaining lives are classified as destination therapies. Destination therapy devices consist of replacement hearts and permanent assist devices, including devices that provide partial support to the heart on a permanent basis.

        Heart Replacement.    The goal of heart replacement, whether with a donor heart or a mechanical device, is to replace the failing human heart with a viable alternative. Patients with irreparably damaged hearts who are facing imminent death are potential candidates for heart replacement provided that their other vital organs remain viable. The supply of human donor hearts is extremely limited and unlikely to increase meaningfully, and no device is yet approved for use in these patients. The AbioCor is the first permanent heart replacement device to commence clinical trials for this purpose. We believe that tens of thousands of patients per year might eventually benefit from an implantable replacement heart once it is proven safe, effective and reliable.

        Permanent Heart Assist.    Permanent assist devices are being developed to supplement the function of the diseased heart or to stop or slow the progression of the disease, while leaving the diseased heart in place. These devices contrast with replacement hearts, which are intended to replace a severely and irreversibly damaged heart. A number of companies are developing permanent heart assist devices, some of which are in clinical trials in the U.S. and overseas. Certain of these assist devices are in advanced stages of clinical testing and pursuing regulatory approval. One implantable left ventricular assist device, or LVAD, has been approved in the U.S. for commercial use as a destination device.

        We estimate the U.S. market for all destination therapy circulatory support devices is approximately the same as the total device market of between 60,000 and 120,000 patients. The distribution of those patients between assist devices and replacement devices is subject to debate among clinicians and cannot be definitively determined until both classes of device are clinically available and considerable clinical experience has been gained. Major variables include the percentage of congestive heart failure patients in the group who would require long term biventricular support, and would therefore require a replacement heart, and the percentage of the coronary heart disease patients in the group who have isolated left-side damage and therefore might be adequately treated with an LVAD. At least two different registries from different manufacturers of temporary ventricular assist devices in commercial use over a period of more than ten years indicate an incidence of approximately 50% biventricular support and 50% univentricular support. If and when the technology advances to the point where, in addition to safety and efficacy, implanted patients can live without constant awareness that their heart has been replaced or is being permanently assisted, then the potential use of these devices could increase significantly.

ABIOMED Products and Products Under Development

        Our current commercial product is the BVS. Our primary products under development are the AbioCor system, a second generation replacement heart, the AbioCor II, incorporating elements of the Penn State Heart technology, and enhancements to our heart assist product line. Each of these products are systems, or product lines, that consist of various component products.

The BVS 5000 Biventricular Support System

        The BVS was the first heart assist device capable of assuming the full pumping function of the heart to be approved by the FDA, and is the most widely used heart assist device today, with thousands of patients supported to date. It is a bridge-to-recovery device designed to provide a patient's failing heart with full circulatory assistance while allowing the heart to rest, heal and recover its function. The BVS can support the left, right or both ventricles of the heart. The average age of patients supported with the BVS is 53; however the BVS has been used to support patients as young as 8 and as old as 86 years old.

        The BVS is the only device that the FDA has approved for the temporary treatment of all categories of patients with failing but potentially recoverable hearts. The BVS is most frequently used in patients whose hearts fail to recover function immediately following heart surgery. The FDA approved the BVS for use with these post-surgical patients in November 1992. In 1996, the FDA approved use of the BVS for all other categories of post-surgical patients with potentially reversible heart failure. In 1997, the FDA approved use of the BVS on patients who, prior to BVS insertion, are non-surgical patients with abrupt heart failure as a result of viral attack of the heart or certain heart attacks, expanding its use to the temporary treatment of all patients with potentially reversible heart failure. We market and sell the BVS system in Europe under a CE mark and in 2001 we received regulatory approval to market and sell the BVS in Japan.

        The following diagram illustrates the principal components of the BVS

        The BVS system consists of the following components:

  •
  Single-use external blood pumps, which provide pumping of blood for the left, right or both sides of a patient's heart and are designed to emulate the function of the natural heart;

  •
  Cannulae, which are specially designed tubes used to connect the blood pumps to a patient's heart; and

  •
  A computer-controlled pneumatic drive and control console, which automatically adjusts the pumping rate to meet the basic needs of the patient.

        The integration of the cannulae, blood pumps and console creates an "external heart" system with the ability to reduce the load on the heart, provide pulsatile blood flow to vital organs and allow the heart muscles time to rest and recover. The BVS is designed to be easy to use and does not require a specially trained technician to constantly monitor or adjust the pumping parameters.

        The BVS is designed to facilitate the recovery of patients' hearts as quickly as possible. Patients who recover under BVS support typically stabilize in a period of less than one week. It generally takes three to five days for the damaged but recoverable heart muscle to restore its function in a post-cardiotomy patient. While the BVS has been used to support some patients for weeks or months, the BVS is not intended nor approved for long-term use. The BVS, although it is an external ventricular assist device, serves a different function than bridge-to-transplant devices, which are intended for long-term use by patients awaiting a heart transplant.

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

        Any hospital performing open-chest heart surgery may use the BVS. There are approximately 900 of these hospitals in the U.S. and more than 1,000 such hospitals outside the U.S. As of March 31, 2003, more than 550 medical centers in the U.S. had purchased the BVS, including 70% of the major U.S. centers that perform more than 500 heart surgeries annually. In marketing the BVS, we are focusing on providing additional consoles and disposable blood pumps to existing customers with significant but decreased emphasis on adding new customers. Approximately 75% of current BVS revenues are derived from sales of BVS single-use blood pumps to existing customers.

        Since the BVS received its initial FDA approval, we have made various improvements to the BVS system, primarily to make it easier to use. We continue to enhance the BVS product line and are developing improved blood pumps, cannulae and consoles. In May 2003, we received pre-market supplemental approval from the FDA to begin selling our AB5000 console. This new console improves upon the ability of prior consoles to provide ease of use and enhanced patient comfort and mobility both within the hospital and for transport of patients between hospitals. The AB5000 console also incorporates technology to allow it to serve as the platform for additional heart assist products currently under development at ABIOMED. The first of those new products, the AB5000 blood pump, has been submitted to the FDA for review. We believe this and other pending improvements may increase the number of heart assist patients that our products can address.

The AbioCor Implantable Replacement Heart

        The AbioCor is a battery-powered totally implantable replacement heart system. The AbioCor is referred to as totally implantable because it has been designed to operate on portable external battery power, without wires or any other material penetrating the patient's skin. The AbioCor is referred to as a replacement heart because it has been designed for implantation in the space vacated by the removal of a patient's diseased ventricles, where it will take over the full pumping function of the heart. The AbioCor is intended for use as destination therapy by patients with irreparably damaged hearts who are at risk of imminent death but whose other vital organs remain viable.

        In 1988, we began to receive directed funding for AbioCor development and testing from the National Heart, Lung and Blood Institutes, known as the NHLBI. We maintained this competitively-funded support through the research phase of our AbioCor development program by achieving various designated milestones. The NHLBI has provided over $20 million of the more than $98 million that has been invested to date for the development of the AbioCor.

        Design of the AbioCor.    The following diagram illustrates the principal components of the AbioCor.

        The AbioCor system consists of the following principal components:

  •
  A thoracic unit, or "replacement heart," which includes two artificial ventricles with their associated valves and a hydraulic pumping system. The unit weighs approximately two pounds and provides complete blood circulation to the lungs and the rest of the body. The ventricles and their associated valves have seamless surfaces made from our blood-contacting material, Angioflex, and special geometries with flow patterns designed to reduce the risk of blood cell damage and blood clots. Our current configuration of the thoracic unit is sized for patients with relatively large chest cavities. We are also developing future generation replacement hearts sized to fit virtually all adults who might benefit from a replacement heart.

  •
  A rechargeable internal battery that is implanted beneath the muscle layers in the abdomen of AbioCor recipients and allows the AbioCor to operate without any external power supply for limited periods of time.

  •
  A microprocessor-based internal electronic device, or "controller", that is implanted beneath the skin in the abdomen of AbioCor recipients and controls and monitors the thoracic unit and provides radio communication with an external monitor affording patients and caregivers the opportunity for real-time information on its operating status.

  •
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

  •
  An external rechargeable battery pack and monitor designed to be worn by the patient. These components supply primary power to the system, allow patient mobility, provide system diagnostic information, and recharge the implanted back-up battery as needed.

        The AbioCor design is intended to preserve life and to restore the quality of a patient's life to an acceptable level. Restoration of the quality of a patient's life means that the patient should be able to return to a comfortable lifestyle, free from pain, with good mental acuity and an ability to carry out everyday activities. Among the quality-of-life features of the AbioCor design are quiet heart valves, no penetration of the skin, no tethering to a large external drive console and no need for immuno-suppression therapies. The AbioCor system is designed for both low maintenance and low patient involvement. However, during our ongoing initial clinical trial of the first generation AbioCor, patients have largely remained under sustained medical supervision in the hospital and have typically used a portable monitoring device in lieu of the less-burdensome patient-carried external battery pack and electronics until such time as their health has recovered and a greater degree of independence has been demonstrated.

        We have also created tools and methods intended to make the AbioCor system easier to implant. These tools include quick-connectors for attachment of the AbioCor to the human anatomy and a virtual surgery software tool to allow for the simulated implant of the AbioCor into a three-dimensional anatomical computerized model of a particular patient prior to opening that patient's chest.

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

        In January 2001, we received FDA permission under an Investigational Device Exemption (IDE) to begin the initial human clinical trial. Under the terms of the IDE, our initial trial consists of a total of fifteen patients divided into three groups of five each with expansion to each successive group of five patients if the 60-day experience of patients with the first generation AbioCor is satisfactory to the FDA. Patients can be included in this initial clinical trial only if they have biventricular heart failure, are more than eighteen years old, are unresponsive to all existing therapies, are ineligible for heart transplantation and are sufficiently large for the first generation AbioCor to fit and operate adequately. Patients are to be excluded from the clinical trial if their heart failure has a significant potential of being reversible, if they do not have a high likelihood of dying within the next 30 days, if they are pregnant, have serious psychiatric illness or an inadequate social support system. Patients may also be excluded if they are suffering from other serious non-cardiac medical ailments.

        As of May 31, 2003, 11 patients have been enrolled in the initial AbioCor clinical trial. Nine of those patients have been supported for some period of time, and 2 died just subsequent to surgery. The duration of support for the 9 patients supported by the AbioCor has ranged from 53 to 512 days, including 96 and 31 days for the two patients who remain alive on AbioCor support, with an average support duration of approximately 5 months. In a cumulative total of approximately 4 patient-years of support, the mechanical operation of the first generation AbioCor system has been highly reliable, providing appropriate and predictable circulatory support. One device experienced wearout of one component after nearly 17 months of operation. This was within the predicted range of durability for the current first generation device, and the process was tracked by the clinical team and by ABIOMED's engineers, who were able to offer the patient an opportunity, which was declined, for a replacement AbioCor. We are not aware of any other clinically significant AbioCor malfunction. None of the patients has experienced device-related infection or sepsis. Four patients have experienced strokes that led to withdrawal of support. Strokes are a continuing risk for any circulatory support system, and may be impacted by surgical technique, device characteristics and/or patient management. Potential causes of the strokes continue to be monitored and addressed. Structural elements on the surgical cuffs susceptible to contact with atrial tissue were removed to eliminate potential for their contributing to strokes. Adequate anticoagulation management has been a challenge for all but one of these sickest of heart failure patients. Two patients are alive and remain hospitalized while recovering under close medical supervision.

        Four of 9 supported patients were ambulatory. Three patients had excursions outside of the hospital. Two patients were discharged to facilities near the hospitals as an intermediate step toward final discharge to home. These patients were able to go to restaurants, attend shows, sporting events, and religious services, and visit with family and friends. Such activities have been conducted mostly with wearable external components allowing for freedom and mobility. One patient was discharged home.

        Success of the initial clinical trial will be evaluated based upon periodic review of the survival of AbioCor patients and their quality of life as measured periodically by a variety of assessment criteria. It will also be evaluated according to the frequency and severity of adverse events, such as strokes, as compared with other implantable circulatory support devices. As we gain clinical experience with the most seriously ill patients and demonstrate clinical efficacy and safety, we expect to enhance the performance range, durability and reliability of AbioCor systems and plan to seek regulatory approval for current and subsequent generations of the AbioCor for use in imminently dying patients and in increasingly broad patient populations and with longer intended durations. Such regulatory approvals will likely require clinical data and trials beyond this initial trial. This regulatory plan is consistent with our experience with the BVS system.

        While the AbioCor is designed as a permanent replacement for the failing heart, the AbioCor as it exists today is a first generation device that will likely require improvement over time to incorporate feedback from its clinical use. The patients who will be initially treated with the AbioCor will be relatively large framed adults who are near death and for whom the AbioCor represents the only potential viable alternative to death. We have tested the AbioCor extensively. The results of such testing were part of our IDE submission to the FDA from which we gained permission to commence initial clinical trials. We believe that for patients ill enough to qualify for the initial clinical trial, the first generation AbioCor presents the best alternative to potentially extend their lives and to provide them with an acceptable quality of life. However, we understand that this patient category represents only a fraction of the potential patients who might benefit annually from the AbioCor. Our clinical and regulatory strategy of continuing to improve the AbioCor based on clinical experience is intended to allow us to demonstrate that the AbioCor can provide patients with a reasonable quality of life for sustained periods of time. We believe that demonstration of this capability is needed for eventual use of the product in end-stage heart failure patients who are not as ill as is required to qualify for our initial clinical trial.

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

        If the safety, effectiveness and durability of the AbioCor are clinically demonstrated for multiple-year durations, it has the potential to be less expensive than heart transplantation over a five-year period. One reason for this reduced cost is that recipients of a mechanical replacement heart are not expected to need high cost immuno-suppressive drugs. The blood and tissue contacting portions of the AbioCor are constructed of inert materials, which are not expected to elicit a response from a patient's immune system. Other cost savings could result because the patients can receive a replacement heart sooner and would not require extensive tests and biopsies to assess donor heart compatibility. While recipients of the AbioCor will need to purchase new batteries periodically, we anticipate that the annual comparative cost of battery purchases will be significantly less than the cost of immuno-suppressive drugs required by donor heart recipients. AbioCor patients do require common and relatively inexpensive anticoagulation drugs on an ongoing basis

        While developing the AbioCor, we introduced the BVS, a temporary heart-assist device, which is currently being sold in the U.S. and international markets. Certain key elements of the technology developed for the AbioCor, especially the blood contacting material, Angioflex, have been clinically tested in the BVS and are currently in commercial use. In addition, the BVS has enabled us to develop significant experience in areas such as research and development, manufacturing, regulatory compliance, clinical support and sales and marketing. We believe our experience with the BVS in these areas will provide us with a competitive advantage in commercializing the AbioCor.

        Ongoing Development.    The AbioCor is subject to ongoing development and refinements. The first generation AbioCor does not yet meet our longer term goal of five years operational reliability. At its current size it fits less than 50% of adult males and less than 18% of adult females. External elements of the system are subject to ongoing refinement to improve ease of use for clinicians and quality of life for patients and their families. The experience being gained in the initial AbioCor clinical trial is invaluable in guiding these ongoing development efforts.

        Our development of the smaller second generation AbioCor II has entered the animal testing phase. The AbioCor II incorporates features of both the first generation AbioCor and the Penn State Heart. We acquired the technology rights to the Penn State Heart in 2000. Similar to the AbioCor, the development of the Penn State Heart was supported by significant funding from the NHLBI. The AbioCor and the Penn State Heart were the only two replacement heart programs that achieved the technological progress needed to qualify for the final pre-clinical rounds of funding from the NHLBI. Our AbioCor II is being developed in collaboration with the original research and development team at The Pennsylvania State University.

Other Products and Technologies

        We are using the technology and know-how derived from the AbioCor and the BVS in the research and development of other potential cardiovascular products. We are also using our experience and commitment to this field to evaluate potential collaborative arrangements relating to third-party technologies and products.

        Other new technologies are in various stages of research, development or evaluation, and include passive and active heart wraps as well as specialized implantable and external heart assist devices. Some are technologies developed earlier and placed on hold, such as an advanced intra-aortic balloon pump, the SupraCor. In addition, research and development activities under our product development programs incorporate certain technologies that have potential as separate spin-off products. Examples include implantable monitoring systems with remote transmission capability software for virtual surgery, non-invasive power transmission systems, and external monitoring systems.

Research and Product Development

        As of April 30, 2003, our product development staff consisted of 79 professional and technical support personnel, including 29 engineers, many with advanced degrees, covering disciplines such as electronics, mechanics, software, reliability engineering, fluid mechanics, physics, materials and physiology. All of the AbioCor systems manufactured are being used for our ongoing initial clinical trial, testing and other investigational purposes. None of the AbioCor systems manufactured is currently available or approved for commercial sale.

        Our research and product development efforts are focused on mechanical heart assist and heart replacement and the continued enhancement of the BVS and related technologies. Interaction continues with the FDA and corresponding foreign regulatory agencies to obtain the necessary clearances and approvals for our products. Sophisticated but established tools, such as three-dimensional computer-aided design systems are used to permit smooth transition of new designs from research to product development and into manufacturing. We have substantial expertise in electro-mechanical systems, cardiac physiology and experimental surgery, blood-material interactions, fluid mechanics and hemodynamics, internal and external electronic hardware, battery technology, software and plastics processing. Our expertise has been primarily focused on addressing challenges associated with the safe and effective pumping of blood.

        We expended $28.7 million, $27.1 million and $20.6 million on research and development in fiscal 2001, 2002 and 2003, respectively. These amounts included $6.3 million in fiscal 2001 for our acquisition of patented technology and marketing rights to the Penn State Heart. Since our inception, U.S. government agencies, particularly the NHLBI, have provided significant support to our product development efforts when such products are in their early stages of research and development. As of March 31, 2003, our total backlog of research and development contracts and grants was $0.5 million. All of these contracts and grants contain provisions making them terminable at the convenience of the government.

Sales, Clinical Support, Marketing and Field Service

        We believe that the sales, clinical support, marketing and field service teams established for the BVS product line and the relationships developed with existing customers will be instrumental not only in continuing to expand BVS usage and sales, but also in launching new products such as the AbioCor and the AbioCor II.

        The BVS is sold in the U.S. through direct sales and clinical support teams. As of April 30, 2003, our BVS sales, clinical support, marketing and field service teams included 35 full-time employees. Our sales force primarily focuses on increasing sales from expanded usage of disposable blood pumps by our large installed base of customers as well as from initial and upgrade sales to new and existing customers. Our clinical support group focuses on training and educating new and existing customers in order to help improve clinical outcomes. We believe that the efforts of our clinical support group contribute significantly to the number of lives saved by physicians using the BVS. This in turn promotes usage and reorders of BVS single-use blood pumps. Approximately 75% of BVS revenues in fiscal 2003 were derived from sales of BVS single-use blood pumps to existing customers. We believe that the reputation and customer relationships of our sales and support teams will be key assets for the introduction of future products such as the AbioCor, AB5000, additional heart assist product line extensions, and other products under development.

        In October 2001 we received approval from the Japanese Ministry of Health, Labor and Welfare to market and sell the BVS system in Japan. We conduct our international sales efforts through distributors and by selling directly in selected European markets through ABIOMED B.V., our wholly-owned subsidiary located in The Netherlands.

Manufacturing

        We have over 10 years of experience in the manufacture of the BVS console, BVS blood pumps, certain cannulae and related accessories. As of April 30, 2003, our manufacturing (including pilot manufacturing) and quality assurance teams consisted of 66 and 16 people, respectively. The manufacture of our BVS blood pumps and consoles includes assembly, testing and quality control. Key blood-contacting components for the BVS blood pumps, including valves and bladders, are manufactured from our proprietary Angioflex polymer. We purchase a majority of the raw materials, parts and peripheral components used in the BVS consoles. Depending on the size and design of the cannulae, they are either purchased or manufactured by us.

        The production of the AbioCor is based on some processes that are similar to the processes used for the BVS. We produce the majority of the AbioCor blood contacting components in our facility and all such components are assembled in-house. A majority of the metallic mechanical parts and batteries used to produce the AbioCor are contract-manufactured or purchased. As of March 31, 2003, we have manufactured the BVS console and we have also contracted with third parties to manufacture the consoles used to drive and control the AbioCor and the BVS.

        Our manufacturing activities are further supported by 12 people in materials management and purchasing.

        We believe our existing facility gives us the physical capacity to produce sufficient quantities of AbioCor systems throughout the period of our clinical trials as well as sufficient quantities of BVS and AB5000 disposable blood pumps and cannulae to meet market demand for the foreseeable future. Our BVS and AB5000 manufacturing area is ISO 9001 certified and operates under the FDA's current Quality Systems Regulations and Good Manufacturing Practices, known as QSR/GMP. Our AbioCor manufacturing areas are ISO 9001 certified, and we are taking steps towards ensuring that our AbioCor manufacturing area will be QSR/GMP compliant for purposes of eventual commercial distribution of AbioCor, subject to regulatory approvals. Raw material for processing of Angioflex, a material critical to our products, is purchased from a single source, and the company typically maintains inventory to last in excess of five years.

Proprietary Rights, Patents and Know-How

        We have developed significant know-how and proprietary technology upon which our business depends. To protect our know-how and proprietary technology, we rely on trade secret laws, patents, copyrights, trademarks, and confidentiality agreements and contracts. However, these methods afford only limited protection. Others may independently develop substantially equivalent proprietary information, gain access to our trade secrets or disclose such technology without our approval.

        A substantial portion of our intellectual property rights relating to the AbioCor, the Penn State Heart, the BVS and the AB5000 is in the form of trade secrets, rather than patents. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with employees, consultants and other parties. We cannot assure that our trade secrets will not become known to or be independently developed by our competitors.

        As of May 15, 2003, we own 53 U.S. patents, including 18 related to the AbioCor, 9 related to the Penn State Heart, and two related to the BVS. These patents have expiration dates ranging from June 21, 2005 to May 30, 2021. We also own a number of corresponding patents in a limited number of foreign countries. Our patents may not provide us with competitive advantages. They may also be challenged by third parties. Our pending or future patent applications may not be approved. The patents of others may render our patents obsolete or otherwise have an adverse effect on our ability to conduct business. Because foreign patents may afford less protection than U.S. patents, they may not adequately protect our proprietary information.

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

        The government may obtain certain rights to use or disclose technical data developed under government contracts that supported the development of some of our products. We retain the right to obtain patents on any inventions developed under those contracts (subject to a non-exclusive, non-transferable, royalty-free license to the government), provided we follow prescribed procedures. In addition, under our agreement for the purchase of the Penn State Heart technology, if we do not use reasonable efforts to further develop the Penn State Heart, certain rights to that technology could revert back to The Pennsylvania State University and be used to compete against us.

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

        No implantable replacement heart is commercially available today. We are aware of other heart replacement device research efforts in the U.S., Canada, Europe and Japan, but are not aware of any plans for any other totally implantable replacement heart to commence clinical trials in the U.S. or anywhere in the world. We believe that if and when other implantable replacement hearts are available, our AbioCor will compete with them based on quality-of-life advantages, cost effectiveness, device reliability, clinical support and customer relationships.

        In addition to the developers of implantable replacement hearts, there are a number of companies, including Arrow International, Thoratec Corporation and World Heart Corporation which are developing permanent heart assist products, including implantable LVADs and miniaturized rotary ventricular assist devices, that may address markets that overlap with certain segments of the markets targeted by ABIOMED's products. We believe that implantable replacement hearts, LVADs and other VADs, if developed and proven effective for destination therapy, will generally be used to address the needs of different patient populations, with an overlap for certain segments of the heart failure population. We believe that there is a need for both implantable LVADs and implantable replacement hearts as destination therapies, and that when both technologies demonstrate the required reliability, surgeons will make decisions based upon the specific needs and conditions of individual patients.

        In addition to devices being developed for patients in need of heart replacement, several companies and institutions have been for many years investigating xenotransplantation, the transplantation of a heart from another species, as a potential therapy. Most notably, some developers are investigating the use of genetically engineered pig hearts as an alternative source of donor hearts. This technology remains in its formative stage and subject to a number of significant challenges, including controlling elevated immunologic reactions leading to heightened rejection problems between cross-species grafting and major concerns for cross-species disease transmission to the recipient and the public at large. We believe that this technology, while promising, remains in the research phase. Research is also being conducted to develop gene and cell therapy as potential to reverse the disease process or to supplant diseased heart cells. We believe that these research activities, while promising, remain in the early stages.

        The BVS is a device that can assume the full pumping function of the heart. The FDA has approved the BVS as a bridge-to-recovery device for the treatment of all patients with potentially reversible heart failure. The BVS competes with a temporary cardiac assist device from Thoratec Corporation, which is also capable of assuming the full pumping function of the heart and is today approved for post-cardiotomy support. The Thoratec device was originally approved for bridge-to-transplant and bridge-to-transplant continues to be the primary use of the device. In addition, the BVS competes with blood pumps, such as intra-aortic balloon pumps and centrifugal pumps, that are used in medical centers for a variety of applications but which are limited to providing partial pumping support of failing hearts, are non-pulsatile, or are not recommended for the duration of support generally required for bridge-to-recovery. We are aware of one other company that is conducting clinical trials in the U.S. with a device that may compete with the BVS. Approval by the FDA of products that compete directly with the BVS could increase competitive pricing and other pressures. We believe that we can compete with such products based on cost, clinical utility and customer relations.

        Our customers frequently have limited budgets. As a result, our products compete against a broad range of medical devices and other therapies for these limited funds. Our success will depend in large part upon our ability to enhance our existing products, to develop new products to meet regulatory and customer requirements and to achieve market acceptance. We believe that important competitive factors with respect to the development and commercialization of our products include the relative speed with which we can develop products, establish clinical utility, complete clinical trials and regulatory approval processes, obtain reimbursement and supply commercial quantities of the product to the market.

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

        Coverage and the level of payment provided by U.S. and foreign third-party payers varies according to a number of factors, including the medical procedure, payer, location, outcome and cost. In the U.S., many private health care insurance carriers follow the recommendations of the Centers for Medicare and Medicaid Services (CMS), which establishes guidelines for the coverage of procedures, services and medical equipment and the payment of health care providers treating Medicare patients. Internationally, healthcare reimbursement systems vary significantly. In certain countries, medical center budgets are fixed regardless of levels of patient treatment. In other countries, such as Japan, reimbursement from government or third party payers must be applied for and approved. The amount that Medicare pays a medical institution for in-patient care of Medicare patients is based on the Diagnosis Related Group (DRG) to which a specific hospitalization is assigned for payment purposes, without regard to the actual costs of the specific hospitalization. Physicians bill separately for the procedures that they perform. Effective October 1, 2002, the U. S. Department of Health and Human Services created a new DRG (DRG 525) for hospital discharges involving implantation of external or implantable advanced mechanical cardiac assist devices. This action increased Medicare program reimbursement to hospitals for patient cases involving the BVS by approximately 40-60% over prior levels. Certain private health insurers and managed care providers provide incremental reimbursement to both the medical institutions and their physicians.

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

Government Regulation

        Clinical trials, manufacture and sale of our products and products under development, including the BVS, AB5000, AbioCor and AbioCor II are, or will be, subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Noncompliance with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant marketing approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by ABIOMED.

        U.S. Clinical Use Regulations.    The BVS is classified as a Class III medical device under FDA rules, as is the AbioCor. In the U.S., medical devices are classified into one of three classes (i.e., Class I, II or III) based on the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class III medical devices are subject to the most rigorous regulation. Class III devices, which are typically life-sustaining, life-supporting or implantable devices, or new devices that have been found not to be substantially equivalent to legally marketed devices, must generally receive pre-market approval (PMA) by the FDA to ensure their safety and effectiveness. Class III devices are also subject to some of the requirements applicable to Class I and Class II devices, including general controls, such as labeling, pre-market notification, performance standards, post-market surveillance, patient registries and adherence to QSR/GMP requirements, which include testing, control and documentation requirements.

        A PMA application is the most common route to obtain permission to market and sell a Class III device in the U.S. for a particular indication. A PMA application must be supported by valid scientific evidence, which typically includes extensive information including relevant bench tests, laboratory and animal studies and clinical trial data to demonstrate the safety and effectiveness of the device. The PMA application also must contain a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and the proposed labeling, advertising literature and training materials. By regulation, the FDA has 180 days to review the PMA application, and during that time an advisory committee may evaluate the application and provide recommendations to the FDA. Advisory committee reviews often occur over a significantly protracted period, and a number of devices for which FDA approval has been sought have never been cleared for marketing. In addition, modifications to a device that is the subject of an approved PMA, or to its labeling or manufacturing process, may require the submission of PMA supplements or new PMAs and approval by the FDA.

        The FDA also provides that certain devices can be distributed under a Humanitarian Device Exemption (HDE) rather than a PMA. In order for a device to be eligible for an HDE, a qualifying target patient population of less than 4,000 patients per year for which there is currently no other available therapy must be approved by the FDA. The FDA's approval of an HDE to treat that qualifying patient population then requires demonstration that the device is safe for its intended application, that it is potentially effective, and that the probable benefits outweigh the associated risks. Adoption of an HDE device within an institution is subject to Institutional Review Board approval. The regulatory hurdle for an HDE, while far from negligible, is therefore significantly less burdensome than that for a PMA. A device distributed under an HDE may be sold, but compensation may not exceed recovery of costs, including cumulative research and development costs as well as the costs of manufacturing and distribution.

        If clinical trials of a device are required in order to obtain FDA approval, the sponsor of the trial is required to file an Investigational Device Exemption, known as an IDE, application prior to commencing clinical trials. The IDE application must be supported by data, which typically include the results of extensive device bench testing, animal testing performed in conformance with Good Laboratory Practices and formal laboratory testing and documentation in accordance with appropriate design controls and scientific justification. If the FDA approves the IDE application, and the institutional review boards (IRBs) at the institutions at which the clinical trials will be performed approve the clinical protocol and related materials, clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. Sponsors of clinical trials are permitted to charge for investigational devices distributed in the course of the study provided that compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

        In November 1992, the FDA approved our PMA for the BVS. In 1996 and 1997, the FDA approved the use of the BVS for additional indications, expanding its use to the treatment of all patients with potentially reversible heart failure. In May 1998, we received notice from the FDA that the BVS had successfully concluded a required post-market surveillance study. The primary purpose of this post-market surveillance study was to provide a warning system to alert the health care community to any potential problems with a device within a reasonable time of the initial marketing of the device. Post- market surveillance provides clinical monitoring of the experiences with a device once it is distributed in the general population under actual conditions of use.

        The AbioCor is classified as a Class III device and therefore is subject to the IDE and PMA processes and QSR/GMP requirements. In January 2001, the FDA granted an IDE providing us with regulatory permission to commence the initial clinical trial of the AbioCor. The initial clinical trial, which began on July 2, 2001, is subject to periodic review and to the readiness of each collaborating medical center, including training of its surgical and post-operative care teams and approval of the clinical trial protocol by the hospital's institutional review board. Our clinical trial is being undertaken with patients who, despite all available therapies, have an extremely high probability of death within thirty days due to heart failure.

        We anticipate seeking initial FDA approval of the AbioCor for a limited category of indications and patients through an HDE, and subsequent approval via PMA for additional indications and patient populations. After the initial regulatory approval, we will need to complete additional clinical testing and request supplemental approvals for additional indications and broader marketing claims. If we obtain approval of the AbioCor in this manner, the FDA may initially impose restrictions on use of the AbioCor. Nevertheless, we believe that this phased approach will permit us to obtain initial marketing approval for the AbioCor more quickly than if we were to seek a broader approval from the outset.

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

        International Regulation.    We are also subject to regulation in each of the foreign countries in which we sell our products. Many of the regulations applicable to our products in these counties are similar to those of the FDA. We have obtained the requisite foreign regulatory approvals for sale of the BVS in many foreign countries, including most of Western Europe. We believe that foreign regulations relating to the manufacture and sale of medical devices are becoming more stringent. The European Union adopted regulations requiring that medical devices such as the BVS comply with the Medical Devices Directive, which includes ISO-9001 and CE certification. In 1998, we received ISO-9001 and CE certification for the BVS. In 2001 we received ISO-9001 certification for the AbioCor. Many manufacturers of medical devices, including ABIOMED, have often relied on foreign markets for the initial commercial introduction of their products. However, an evolving foreign regulatory environment could make it more difficult, costly and time consuming for us to pursue this strategy for new products. In the European Union, implantable devices, such as the AbioCor, must comply with the Active Implantable Medical Devices Directive, known as AIMDD, in order to obtain CE certification. Delays in obtaining this certification for the AbioCor or other products under development could delay commercial sales of the products in the European Union.

Employees

        As of April 30, 2003 we had 238 full-time employees, including:

  •
  79 in product development;

  •
  35 in sales, clinical support, marketing and field service;

  •
  66 in manufacturing; and pilot manufacturing; and

  •
  16 in quality assurance.

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

Executive Officers of the Registrant

        Our executive officers consist of the following:

Name	Age	Position
David M. Lederman, Ph.D.	59	Chairman of The Board of Directors, Chief Executive Officer and President
Anthony W. Bailey	47	Vice President, Business Development
Edward E. Berger, Ph.D.	58	Vice President, Strategic Planning and External Communications
William J. Bolt	51	Senior Vice President—Design Assurance and Quality Assurance
Charles B. Haaser	47	Principal Accounting Officer and Acting Chief Financial Officer
Robert T.V. Kung, Ph.D.	59	Senior Vice President—Chief Scientific Officer
Eugene D. Rabe	47	Senior Vice President—Global Sales and Services

        Dr. David M. Lederman founded ABIOMED in 1981 and has served as Chairman of the Board and Chief Executive Officer since that time and as President for the majority of time since he founded the Company. Prior to 1981, Dr. Lederman was Chairman of the Medical Research Group at the Everett subsidiary of Avco Corporation, which he joined in 1972. Dr. Lederman conceived and originated the BVS development program and the design and development of the ventricles and valves that are integral to the AbioCor implantable replacement heart. He holds various degrees in Physics and Engineering, including a Ph.D. degree in Aerospace Engineering from Cornell University.

        Mr. Anthony W. Bailey has served ABIOMED since 1997 and has been Vice President, Business Development since 2000, prior to which he was Vice President, Engineering. From 1987 to 1997 he was Vice President and General Manager for Pace Medical, Inc. and from 1982 to 1987 was Manager of Design and Development at Shiley Infusaid, Inc. Prior to 1982, Mr. Bailey served in various engineering functions with manufacturers of implantable pacemakers, data acquisition and control systems and medical monitoring systems. Mr. Bailey received his Bachelor's degree in Electrical Engineering from the University of Lowell.

        Dr. Edward E. Berger has served ABIOMED since 2001. He has been Vice President Strategic Planning and External Communications since 2003, having initially joined ABIOMED as Vice President, Government and External Relations. From 2000 to 2001 he was Senior Consultant for Reimbursement Strategy at Thermo Cardiosystems, Inc. From 1998 to 1999 he was Senior Consultant for Public Policy and Regulatory Affairs for Navix Radiology Services, Inc. From 1983 to 1997 he held various positions for Fresenius Medical Care, including Vice President and Director of Government Relations. Prior to 1983, he held various positions, including as a consultant on healthcare and social service issues for a public health group and Assistant Professor at Boston University. Dr. Berger received his Ph.D. degree in Political Science from Boston University.

        Mr. William J. Bolt has served ABIOMED since 1982 and has been Senior Vice President for Design Assurance and Quality Assurance since January 2003. He is currently responsible for all Quality and Design Assurance activities in the Company. He had been responsible for all product development activities and the AbioCor program from 2000-2002, and for BVS and AB5000 development from 1999-2002. From 1994 to 1998, he was President of ABIOMED's dental subsidiary, ABIODENT. From 1982 to 1994, he served in various roles, from Vice President of Engineering to Vice President of Operations, where he was the engineer in charge of the development of the BVS and other systems. Mr. Bolt received his Bachelor's degree in Electrical Engineering and an MBA from Northeastern University.

        Mr. Charles B. Haaser has served ABIOMED since 1998 as Corporate Controller and Principal Accounting Officer. In February 2003 he was appointed Acting Chief Financial Officer pending the election of a new Chief Financial Officer. From 1997 to 1998 he was Controller for Technical Communications Corporation. From 1986 to 1997, he was employed as Director of Finance by ISI Systems, Inc. From 1984 to 1986 Mr. Haaser was employed by the commercial audit division of Price Waterhouse LLP. Mr. Haaser received a Bachelors degree in Business Administration (Finance) from the University of Notre Dame, an MBA from Northeastern University and a Masters of Science in Taxation from Bentley College. Mr. Haaser became a Certified Public Accountant in 1997.

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

ITEM 2. PROPERTIES

        Our headquarters are in an industrial office park located 22 miles north of Boston. This facility, located at 22 Cherry Hill Drive in Danvers, Massachusetts, consists of approximately 80,000 square feet of space under an operating lease that expires in 2010. Construction of this building was completed in fiscal 2001 and it now houses all of our operations, including research and development, manufacturing, sales and marketing and general and administrative departments. The lease contains provisions to allow termination by us, subject to a defined termination fee, in 2005 and contains options to extend beyond 2010 at market rates.

ITEM 3. LEGAL PROCEEDINGS

        As of March 31, 2003, we were not party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

        Our common stock is traded on the Nasdaq Stock Market National Market under the symbol "ABMD." The following table sets forth the range of high and low sales prices per share of common stock, as reported by the Nasdaq National Market for our two most recent fiscal years:

Fiscal Year Ended March 31, 2002	High	Low
First Quarter	$27.500	$10.500
Second Quarter	28.230	12.800
Third Quarter	24.100	14.140
Fourth Quarter	16.780	8.960
Fiscal Year Ended March 31, 2003	High	Low
First Quarter	$11.300	$5.410
Second Quarter	8.480	3.250
Third Quarter	5.460	2.350
Fourth Quarter	5.500	3.420

Number of Stockholders

        As of May 28, 2003, there were 631 holders of record of our common stock. Many beneficial holders hold their stock through depositories, banks and brokers included as a single holder in the single "street" name of each respective depository, bank, or broker. We estimate that there are more than 14,000 beneficial holders who hold our common stock in street name.

Dividends

        We have never declared or paid any cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Sales of Unregistered Securities

        No sales of unregistered securities occurred during our fiscal year ended March 31, 2003.

Transfer Agent and Rights Agent

        American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038, is our stock Transfer Agent and Rights Agent.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)

	Fiscal Years Ended March 31,
	1999	2000	2001	2002	2003
	(unaudited)
Statement of Operations Data:
Revenues:
Products	$17,260	$18,521	$19,724	$24,747	$23,127
Funded research and development	4,472	4,572	3,142	2,214	183

Total revenues	21,732	23,093	22,866	26,961	23,310

Costs and expenses:
Cost of product revenues	6,464	5,870	7,222	7,925	7,501
Research and development (1)	13,450	15,633	28,667	27,108	20,552
Selling general and administrative	9,570	12,562	12,469	16,066	14,748

Total costs and expenses	29,484	34,065	48,358	51,099	42,801

Loss from operations	(7,752)	(10,972)	(25,492)	(24,138)	(19,491)
Interest and other income, net	1,192	1,106	6,160	2,945	1,320

Net loss	$(6,560)	$(9,866)	$(19,332)	$(21,193)	$(18,171)

Basic and diluted net loss per share	$(0.38)	$(0.56)	$(0.94)	$(1.02)	$(0.87)

Weighted average shares outstanding	17,238	17,579	20,583	20,869	20,994

	March 31,
	1999	2000	2001	2002	2003
	(unaudited)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$18,181	$106,384	$92,498	$71,321	$54,449
Working capital	20,733	107,438	94,651	74,127	57,336
Total assets	30,808	120,132	110,961	89,176	68,337
Long-term liabilities	205	715	368	—	—
Stockholders' equity	24,797	111,238	99,814	79,868	62,090

(1)
Research and development expenses include certain contract costs.

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

Overview

        We are a leading developer, manufacturer and marketer of medical products designed to safely and effectively assist or replace the pumping function of the failing heart. In July 2001, in collaboration with leading medical centers, we commenced initial clinical trials for the world's first implantable, battery-powered replacement heart, the AbioCor. The AbioCor, which is intended for end-stage heart failure patients, is designed to replace the failing ventricles of a patient's diseased heart and take over their pumping function. The commencement of this initial clinical trial, approved by the FDA under an IDE, follows nearly three decades of research, development and testing related to this technology. We currently manufacture and sell the BVS, a temporary heart assist device which was the first device approved by the FDA as a bridge-to-recovery device for temporary treatment of all patients with failing but potentially recoverable hearts. In May 2003, we introduced the AB5000 Circulatory Support System, a new console that will drive and control one or two BVS blood pumps, and that will serve as a platform for blood pump product line enhancements currently under development to meet patient needs across a broader spectrum of temporary heart assist applications. We are working to develop other products to assist or replace the heart, including development of the AbioCor II. Our operating results reflect the dual activities of commercial operations and investments in the research and development of new technologies.

        The BVS is a temporary heart assist device designed to assume the full pumping function of a patient's failing heart while allowing the heart to rest, heal and recover its function. The BVS consists of single-use external blood pumps and cannulae and a reusable pneumatic drive and control console. All of our product revenues are currently derived from the BVS product line. BVS revenues consist of sales to new customers and reorders from existing customers. Following commercial introduction of the BVS in the U.S., our focus was on obtaining market share beginning with the largest medical centers. As of March 31, 2003, more than 550 medical centers in the U.S. had purchased the BVS, including 70% of all major medical centers that perform more than 500 heart surgeries annually. While we continue to seek additional new customers for the BVS, our primary focus is to increase usage and product reorders by existing customers. Product reorders currently represent approximately 75% of BVS product revenues. During fiscal 2003, no single customer represented more than 10% of product revenues.

        Research and development is a significant portion of our operations. Our research and development efforts are focused on the development of new products, primarily related to heart assist and heart replacement, and the continued enhancement of the BVS and related technologies. In fiscal 2003, we incurred $20.6 million in total research and development spending directed at the AbioCor, at BVS improvements and product-line extensions, at the AbioCor II and development of other potential products.

Critical Accounting Estimates

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

        We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition.    SEC Staff Accounting Bulletin No. 101 ("SAB 101") provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 establishes the SEC's view that it is not appropriate to recognize revenue until all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Further, SAB 101 requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. We believe that our revenue recognition policies are in compliance with SAB 101.

        We derive our revenues from two principal sources: (1) product sales, including maintenance service agreements, and (2) funded research and development contracts and grants from government and other third party sources. The majority of our product revenues are derived from our shipment of BVS products to fulfill customer orders for a specified number of consoles and blood pumps for a specified price. We recognize revenues and record costs related to such sales upon product shipment.

        Product revenues are also derived from extended-term contracts with certain of our customers, which contracts provide the customers with units of our BVS product under extended-term contracts. These contracts, which typically have terms of one to three years, provide for the Company to receive a fixed, non-refundable amount of money over a set period of time in return for our providing these customers with BVS consoles and blood pumps at the start of the contract and restocking the customer with BVS blood pumps during the term of the contract. The exact quantity of such additional pumps to be supplied, if any, is limited to the actual usage of the product by the customer to support their patients. Under these contracts, we recognize revenue, and record related cost of product revenues, ratably over the term of the contract using an estimated per unit selling price based upon actual shipments of pumps to customers compared to the maximum number of additional pumps allowable under the contract, or when a maximum number is not specified, compared to our estimate of additional pumps that might be required by the customer. In the majority of contracts that contain contractual limits on the number of pumps, customers do not use the maximum number of allowable pumps and, as a result, we recognize the remaining deferred revenue at the end of the contract term with no associated incremental cost at that time. When we do not have a contractual maximum number of pumps upon which to rely, we estimate customer blood pump usage and resulting per unit selling price based upon historical experience and based on information from our customers. We update these estimates over the term of a contract based upon significant and quantifiable changes in customer information.

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

        Inventories.    We value our inventory of products held for sale at the lower of cost or current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. If actual demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, adversely impacting our financial results for the period in which the additional excess or obsolete inventory is identified. All of our inventories are related to our BVS product line. We do not currently capitalize any costs related to AbioCor inventory since the product is part of a clinical trial and is not available for sale.

        Income Taxes.    As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of March 31, 2003, the Company had federal tax net operating loss carryforwards of approximately $55.8 million which begin to expire in 2005. The Company also has research and development credit carryforwards of approximately $4.1 million which begin to expire in 2004. We have recorded a valuation allowance of $44.6 million as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that the Company will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period such a determination was made.

Results of Operations

        The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:

	Year Ended March 31,
	2001	2002	2003
Revenues:
Products	86.3%	91.8%	99.2%
Funded research and development	13.7	8.2	0.8

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product revenues	31.6	29.4	32.2
Research and development	125.4	100.5	88.2
Selling, general and administrative	54.5	59.6	63.2

Total costs and expenses	211.5	189.5	183.6

Loss from operations	(111.5)	(89.5)	(83.6)
Interest and other income, net	26.9	10.9	5.7

Net loss	(84.6)%	(78.6)%	(77.9)%

Fiscal Years Ended March 31, 2003 and March 31, 2002 ("Fiscal 2003" and "Fiscal 2002")

        Product Revenues.    During fiscal 2003, we derived our revenues primarily from our BVS product line. Our domestic revenues accounted for 94% of total product revenues during fiscal 2003 and 92% of product revenues for fiscal 2002. Our BVS product offering is a mature product line that consists primarily of a computer-controlled drive and control console and single-use blood pumps. We have penetrated over 70% of medical centers that perform more than 500 open-heart procedures per year with our consoles. Our primary revenue growth potential has been in domestic reorders of BVS blood pumps. During the fiscal year ended March 31, 2003, both our domestic BVS blood pump reorder unit shipments and revenue increased by 9% in comparison to the prior year. Despite our reorder business growth, we experienced a $1.6 million, or 7% decline in overall product revenues due to a decline in revenues recognized from BVS blood pumps shipped under extended term contracts and revenues from shipments of BVS consoles. Our new product, the AB5000 console, which received FDA market approval in May 2003, is expected to increase console revenues from both new and existing customers.

        Funded Research and Development Revenues.    We have de-emphasized efforts to obtain research government contracts and grants as a result of redirecting our technical personnel and other resources towards development and commercialization of existing technology. As a result, funded research and development revenues have declined to a negligible level during the fiscal year ended March 31, 2003. During the prior fiscal year we recognized the final $1.1 million remaining under our AbioCor NHLBI contract and $0.6 million related to AbioCor clinical trial preparations for certain U.S. and European medical centers.

        As of March 31, 2003, our total backlog of research and development contracts and grants was $0.5 million. All of these contracts and grants contain provisions that make them terminable at the convenience of the government.

        Cost of Product Revenues.    Cost of product revenues as a percentage of product revenues was consistent at 32% for fiscal 2003 and fiscal 2002.

        Research and Development Expenses.    Research and development expenses decreased by $6.5 million, or 24%, from $27.1 million in fiscal 2002 to $20.6 million in fiscal 2003. Research and development expenses were 88% of total revenues for fiscal 2003 and 101% of total revenues in the prior year. The majority of the decrease in fiscal 2003 costs are associated with reductions in materials and labor costs associated with pilot manufacturing for the AbioCor clinical trial. Research and development expense for fiscal 2003 also included costs associated with continued improvements to the BVS product line, including efforts to develop and obtain regulatory approval for our new AB5000 console and new single-use blood pump which is intended to improve upon the ease of use, quality of life, and mobility offered for post-cardiotomy and other short-term bridge-to-recovery patients provided by the current BVS 5000 blood pump. Research and development expense also included costs associated with future heart assist blood pumps and cannulae that are expected to operate with the new AB5000 platform. Also included in research and development expense during fiscal 2003 are costs associated with continued development and testing of the AbioCor II. We anticipate that the majority of our near-term focus will be on further extending the BVS product line, successfully continuing the initial AbioCor clinical trial, and developing the AbioCor II.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $1.3 million, or 8%, from $16.1 million in the prior year to $14.7 million in fiscal year ended March 31, 2003. This decrease was primarily attributable to reduced labor and benefit costs, public relations and travel costs. Partially offsetting these expense reductions was the additional fees and other expenses we incurred related to the replacement of Arthur Andersen as our auditors.

        Interest and Other Income.    Other income consists primarily of interest earned on our investment balances, net of expenses and foreign exchange gain or loss. Interest and other income decreased by $1.6 million from $2.9 million in fiscal 2002 to $1.3 million in fiscal 2003. This decrease was primarily due to reduced yields on investments resulting from lower average interest rates and lower average fund balances available for investment. This decline in investment income was slightly offset by foreign translation gains as a result of the stronger Euro against the U.S. dollar.

        Net Loss.    Net loss for the fiscal year ended March 31, 2003 was approximately $18.2 million, or $0.87 per share. This compares to a net loss of approximately $21.2 million, or $1.02 per share, for the prior fiscal year. The losses for both years are primarily attributable to development and clinical testing costs associated with the AbioCor, the AbioCor II, the AB5000 console and costs of developing other technologies and products.

Fiscal Years Ended March 31, 2002 and March 31, 2001 ("Fiscal 2002" and "Fiscal 2001")

        Product Revenues.    Product revenues increased by $5.0 million, or 25%, to $24.7 million in fiscal 2002 from $19.7 million in fiscal 2001. The increase in product revenues was attributable to increased sales of BVS disposable blood pumps to existing and new customers, including to international customers, and increased sales of our BVS 5000t Transport/Backup console. These increases reflect increases in product shipments, including the timing of previously deferred revenue under extended-term contracts. The portion of product revenues derived from sales of disposable blood pumps and related accessories and services increased by $4.6 million, or 29%, to $20.7 million in fiscal 2002 from $16.1 million in fiscal 2001. The portion of product revenues derived from sales of BVS consoles increased by $0.5 million, or 14%, to $4.1 million in fiscal 2002 from $3.6 million in fiscal 2001. Domestic product revenues included approximately $5.2 million from extended-term contracts in fiscal 2002 and $2.8 million in fiscal 2001. Domestic sales accounted for 92% of total product revenue during the fiscal 2002 and 96% of product revenue for fiscal 2001.

        Funded Research and Development Revenues.    Contract revenues decreased by $0.9 million, or 29%, to $2.2 million in fiscal 2002 from $3.1 million in fiscal 2001. Approximately $1.1 million of the contract revenues recognized in fiscal 2002 were derived from our AbioCor government contract compared to $1.8 million in the prior year as our funding under that contract ended in fiscal 2002. As is typical for research and development programs that have matured to the stage where they are ready to commence human clinical trials, we do not anticipate additional government research and development funding for AbioCor. Included in funded research and development for the year just ended was $0.6 million in revenues recorded in connection with providing specialized training to medical centers involved with our U.S. and European AbioCor clinical trials.

        As of March 31, 2002, our total backlog of research and development contracts and grants was $0.7 million. All of these contracts and grants contain provisions that make them terminable at the convenience of the government.

        Cost of Product Revenues.    Cost of product revenues as a percentage of product revenues decreased to 32% for fiscal 2002 from 37% in the prior fiscal year. The 5% decrease is primarily due to the expiration of an agreement on August 3, 2000, in which we paid royalties to third parties on certain BVS product revenues and to the proportionate increase in sales of BVS disposable blood pumps relative to sales of lower margin BVS consoles.

        Research and Development Expenses.    Research and development expenses decreased by $1.6 million, or 6%, to $27.1 million in fiscal 2002, from $28.7 million in the prior fiscal year. Research and development expenses were 101% of total revenues for the fiscal 2002 and 125% of total revenues in the prior year. Included in research and development expenses for fiscal 2001 were $6.4 million in cost incurred with our acquisition of rights to the Penn State Heart. Excluding these acquisition costs, research and development expenses increased by $4.8 million, or 22%, in fiscal 2002 from $22.3 million in fiscal 2001. Research and development expenses incurred for the AbioCor increased by $4.4 million to $21.0 million during the fiscal year ended March 31, 2002 from $16.6 million for the fiscal year ended March 31, 2001. This increase in AbioCor expenditures during the fiscal year just ended is primarily attributable to our clinical trial that began in July 2001 and includes costs associated with increased manufacturing, testing and documentation activities. Research and development expense for the fiscal year ended March 31, 2002 also included $2.7 million in expenditures related to the development of the AbioCor II and $3.4 million in expenditures for other products under development and for enhancements for the BVS product line.

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

Liquidity and Capital Resources

        We have supported our operations primarily with net revenues from sales of our BVS product line, government contracts and proceeds from our equity financings. As of March 31, 2003, our cash, cash equivalents and marketable securities totaled $54.4 million.

        During our fiscal year ended March 31, 2003, we conducted an extensive realignment of our operations designed to improve productivity and align human and other resources with the needs of the Company as it moves towards the commercial introduction of the AB5000, including new generations of heart assist blood pumps designed for various patient applications, and the commercial introduction of the AbioCor during 2004 subject to approval of an HDE by the FDA. As a result of this realignment effort, we have reduced our cash consumption, as determined by the combined net change in our cash and short-term marketable securities, from $21.2 million in fiscal 2002 to $16.9 million in fiscal 2003, or a decrease of $4.3 million. Our goal, based on our focus on commercial growth, our improved systems and processes designed and implemented during the past year to impose efficiency, our expected commercial introduction of the AB5000 and, if and when approved by the FDA, commercial introduction of new single-use blood pumps, is to continue to reduce our cash consumption during fiscal 2004. We believe that our revenue from product sales together with existing resources will be sufficient to fund our planned operations, including the planned expenditures for our internally funded AbioCor, AbioCor II and new BVS and AB5000 development and product extension efforts, for the next twelve months. However, we may require significant additional funds in order to complete the development, conduct clinical trials, and achieve regulatory approvals of the AbioCor, AbioCor II and other products under development over the next several years. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.

        During fiscal 2003, operating activities used $16.2 million of cash. Net cash used by operating activities in fiscal 2003 reflected a net loss of $18.2 million, including non-cash depreciation and amortization and bad debt expense of $1.9 million. Cash was also used to reduce accounts payable, accrued expenses and deferred revenues by $0.9 million, $0.8 million and $1.3 million, respectively. These uses of cash were partially offset by a decrease in accounts receivable and inventory of $1.5 million and $1.4 million, respectively.

        During fiscal 2003, investing activities provided $14.8 million of cash. Approximately $15.8 million in cash was provided from maturities of short-term marketable securities net of the acquisition of short-term marketable securities. We also expended cash for patent additions and capital equipment and leasehold improvements of $0.2 million and $0.8 million, respectively.

        Financing activities generated $0.3 million of cash during fiscal 2003 primarily as a result of stock options exercised during the fiscal year and the purchase of shares by employees under the Employee Stock Purchase Plan.

        Income taxes incurred during fiscal 2003 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

        The following table (in thousands) summarizes our contractual obligations at March 31, 2003 and the effects such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments Due By Period
Contractual Obligations	TOTAL	Less Than 1 Year	1—3 Years	4—5 Years	After 5 Years
Operating Lease Obligations	$5,354	$781	$1,552	$1,541	$1,480

        We have the option of terminating the lease for our primary operating facility in 2005. The lump sum buyout cost for early termination is $1.1 million.

        In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. This interpretation expands the disclosure requirements of guarantee obligations and requires the guarantor to recognize a liability for the fair value of the obligation assumed under a guarantee. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. We apply the disclosure provisions of FIN 45 to agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, Accounting for Contingencies, by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. In addition, the impact of new arrangements entered into since January 1, 2003 is not significant. The following is a description of arrangements in which we are a guarantor.

        Agreements in the ordinary course of its business—We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers, that include indemnification provisions. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

        Patent indemnifications—In many sales transactions, we indemnify customers against possible claims of patent infringement caused by our products. The indemnifications contained within sales contracts usually do not include limits on the claims. We have never incurred any material costs to defend lawsuits or settle patent infringement claims related to sales transactions. As a result, the estimated fair value of the potential liability is minimal. Accordingly, we have no liabilities recorded for patent infringement as of March 31, 2003.

        Indemnification of Officers and Directors—Our corporate by-laws permit us, except to the extent expressly prohibited by law, to indemnify our officers, directors, employees and agents against judgments, fines, penalties and amounts paid in settlement, including legal fees and all appeals, incurred in connection with civil or criminal action or proceedings, as it relates to their services to ABIOMED and its subsidiaries in any capacity. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in our best interests. We have also entered into indemnification agreements with each of our directors. The indemnification agreements are intended to require us to provide the maximum indemnification permitted by law. Our by-laws and the indemnification agreements provide no limit on the amount of the indemnification; however, we have purchased directors and officers insurance coverage to cover claims made against directors and officers during the applicable policy periods. As a result of the insurance policy coverage, the estimated fair value of these indemnification provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2003.

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

        Our future success is strongly dependent on development of a new line of assist products and implantable replacement hearts. Our development efforts may not be successful.

        We are currently devoting our major research and development and regulatory efforts, and significant financial resources, to the development of the AB5000, AbioCor and AbioCor II. The development of assist and replacement heart devices such as the AB5000, AbioCor and AbioCor II, and other new products, presents enormous challenges in a variety of areas, many or all of which we may have difficulty in overcoming, including blood compatible surfaces, blood compatible flow, manufacturing techniques, pumping mechanisms, physiological control, energy transfer, anatomical fit and surgical techniques. Specifically, for many years, we and other parties have been attempting to develop a heart replacement device, but to date, none of these efforts has been proven successful. We cannot be sure that we will be successful in our development efforts, and in the event that we are unable to commercialize the AbioCor and AbioCor II, our business and financial condition would be adversely affected.

        The markets for our products under development are unproven.

        Even if our products are successfully developed and approved by the FDA and corresponding foreign regulatory authorities, they may not enjoy commercial acceptance or success, which would adversely affect our business and results of operations. Several factors could limit our success, including:

  •
  our need to create a market for our new products, AB5000, AbioCor, AbioCor II, and possible limited market acceptance among physicians, medical centers, patients and third party payers;

  •
  the need for surgeons to develop or be trained in new surgical techniques to use our product effectively;

  •
  limitations on the number of patients who may have access to physicians and medical centers with adequate training, equipment and personnel to make use of our products;

  •
  limitations inherent in first generation devices, and the potential failure to develop successive improvements, including increases in service life, which would reduce the addressable market for our products;

  •
  the lifestyle limitations that patients will have to accept;

  •
  the timing and amount of reimbursement for these products, if any, by third party payers;

  •
  the introduction by other companies of new treatments, products and technologies which compete with our products, and may reduce their market acceptance, or make them obsolete;

  •
  the reluctance, due to ethical considerations, of physicians, patients and society as a whole to accept significant medical devices that replace or assist the heart; and

  •
  the reluctance of physicians, patients and society as a whole to accept the finite life and risk of mechanical failure of devices that replace or assist the heart.

        The commercial success of the AB5000, AbioCor, AbioCor II and other heart assist products will require acceptance by cardiovascular surgeons and interventional and heart failure cardiologists, a limited number of whom significantly influence medical device selection and purchasing decisions. We may achieve our business objectives only if our other products are accepted and recommended by leading physicians, which is likely to be based on a determination by these physicians that our products are safe, cost-effective and represent acceptable methods of treatment. Although we have developed relationships with leading cardiac surgeons and cardiologists, we cannot assure that these existing relationships and arrangements can be maintained or that new relationships will be established in support of our products. If cardiovascular surgeons and cardiologists do not consider our products to be adequate for the treatment of our target cardiac patient population or if a sufficient number of physicians recommend and use competing products, it would seriously harm our business.

        Testing of our new products will involve uncertainties and risks which could delay or prevent new product introductions, require us to incur substantial additional costs or result in our failure to bring our products to market.

        Development and testing of design changes to the AB5000, AbioCor, AbioCor II and other products under development is often extensive, expensive and time consuming. Some of the tests for our products may require months or years to perform, and we could be required to begin these tests again if we modify one of our products to correct a problem identified in testing. Even modest changes to certain components of our products can take months or years to complete and test. If results of pre-clinical or clinical testing of our products under development indicate that design changes are required, such changes could cause serious delays that would adversely affect our results of operations. A number of companies in the medical industry have suffered delays, cost overruns and project terminations despite achieving promising results in pre-clinical testing or early clinical testing. In the event that we suffer setbacks in the pre-clinical or clinical testing of our heart assist and replacement products, these products may be delayed, require further funding, and possibly may not be brought to market.

        If we fail to obtain approval from the FDA and from foreign regulatory authorities, we cannot market and sell the AB5000, AbioCor or other products in the U.S. and in other countries.

        If we cannot demonstrate through clinical testing on humans or other means that the AB5000, the AbioCor or other new products under development and testing are safe and effective, we will not be able to obtain regulatory approvals in the U.S. or other countries for the commercial sale of these products. Our clinical testing of the AbioCor is in its early stages. Delays, budget overruns, and project terminations are not uncommon even after promising pre-clinical and clinical trials of medical products. We intend to conduct clinical testing for the AbioCor and other heart assist and heart replacement products with critically ill patients, and these patients may die or suffer other adverse medical results for reasons which may or may not be related to the product being tested. Those outcomes could seriously delay the completion of clinical testing, as could the unavailability of suitable patients for clinical trials, both of which are outside our control. We cannot assure that the rate of patient enrollment in our clinical trials will be consistent with our expectations or be sufficient to allow us to complete our clinical trials for the AbioCor or our other products under development in a timely manner, if at all. Delays could defer the marketing and commercial sale of our products, require further funding, and possibly result in failure to bring the products to market.

        We have announced our intention to seek and obtain initial approval from the FDA to market the AbioCor under a Humanitarian Device Exemption (HDE) rather than through a PMA. In order to be eligible for an HDE, a device must first receive FDA's certification that it addresses a patient population of less than 4,000 patients a year for which there is no other available therapy. Approval of an HDE by the FDA then requires that we demonstrate that the AbioCor is safe, potentially effective and that its benefits outweigh its associated risks. We cannot assure that the FDA or any other regulatory authority will act quickly or favorably on our requests for this product approval, or that the FDA or any other regulatory authority will not require us to provide additional data that we do not currently anticipate in order to obtain product approvals. We cannot apply for FDA approval to market the AbioCor under an HDE or any of our other products under development until the products successfully complete their clinical trials. The factors referred to above could prevent successful completion or cause significant delays of these trials and subsequent HDE approval. Moreover, if safety problems develop, the FDA could stop our trials before completion. If we are successful in obtaining FDA approvals for the AbioCor based on a phased approach that begins with an HDE, the initial approvals are likely to include conditions or limitations to particular indications that would limit the available market for these products. If we are not able to obtain regulatory approvals for use of the AbioCor or our other products under development, or if the patient populations for which they are approved are not sufficiently broad, the commercial success of these products could be limited.

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

        The FDA continues to review products even after they have received initial approval. If and when the FDA approves the AB5000, AbioCor, or our other products under development, the manufacture and marketing of these products will be subject to continuing regulation, including compliance with current Quality Systems Regulations and Good Manufacturing Practices, known as QSR/GMP, adverse event reporting requirements and prohibitions on promoting a product for unapproved uses.

        We will also be required to obtain additional approvals in the event we significantly modify the design of an approved product or the product's labeling or manufacturing process. Modifications of this type are common with new products, and we anticipate that the first generation of each of our products will undergo a number of changes, refinements and improvements over time. For example, the current configuration of the AbioCor's thoracic unit, or "replacement heart," is sized for patients with relatively large chest cavities, and we anticipate that we will need to obtain regulatory approval of thoracic units of other sizes. If we are not able to obtain regulatory approval of modifications to our current and future products, the commercial success of these products would be limited.

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

        The cost of developing and manufacturing the AB5000, AbioCor, AbioCor II and other planned new products is substantial for a company of our size and will exert a strain on our available resources.

        While our total research and development expenditures have begun to decrease, spending on our AB5000, AbioCor, AbioCor II and other products under development will remain significant for some time. We expect that we will also need to make significant expenditures to begin to manufacture and market the AB5000, AbioCor and our other planned new products in commercial quantities for sale in the U.S. and other countries, if and when we obtain regulatory approval to do so. We cannot be sure that our estimates of capital expenditures for the development of our new products will be accurate. We could have significant cost overruns, which could reduce our ability to commercialize our products. Any delay or inability to commercialize our products under development could adversely affect our business prospects and results of operations.

        We do not operate at a profit and cannot be assured of future profitability.

        We had a net loss of $18.2 million in fiscal 2003 and a net loss of $21.2 million in fiscal 2002. We are committed to making large expenditures for our new products under development in fiscal 2004 and subsequent fiscal years, which may result in losses in future periods. These expenditures include costs associated with performing clinical trials, continuing our research and development relating to our new products under development, seeking regulatory approvals and, if we receive these approvals, commencing commercial manufacturing and marketing. The amount of these expenditures is difficult to forecast accurately, and cost overruns may occur. We plan to fund a portion of these expenditures from our limited existing financial resources and revenues from BVS sales, including sales of our new AB5000 console and a new generation of blood pumps if and when approved by the FDA, which are variable and uncertain. We cannot be sure that we will have the necessary funds to develop and commercialize our new products, or that additional funds will be available on commercially acceptable terms, if at all. In the event that we are unable to obtain the necessary funding to develop and commercialize our products, our business may be adversely affected.

        Our operating results may fluctuate unpredictably.

        Our annual and quarterly operating results have fluctuated historically and we expect these fluctuations to continue. Among the factors that may cause our operating results to fluctuate are:

  •
  costs we incur developing and testing the AB5000, AbioCor and other new products or product enhancements;

  •
  the timing of regulatory actions, such as product approvals or recalls;

  •
  costs we incur in anticipation of future sales, such as inventory purchases, expansion of manufacturing facilities, or establishment of international sales offices;

  •
  the timing of customer orders and deliveries, particularly of AB5000 consoles, BVS blood pumps and consoles to current and new customers and the timing of revenue deferred and recognized under extended term contracts;

  •
  competitive changes, such as price changes or new product introductions that we or our competitors may make; and

  •
  economic conditions in the health care industry and the state of cost containment efforts, including reimbursement policies.

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

        All of our product revenues to date have come from sales of the BVS line of products. We believe that we will continue to rely heavily on our BVS product line for at least the next several years, unless and until we are able to successfully develop or acquire, obtain regulatory approval for, and sell our AB5000 console and new products. In the event that a competitor were to introduce new treatments, products and technologies which compete with our products, add new features to their existing products or reduce their prices to make their products more financially attractive to customers, our revenue from our BVS products could decline. For example, in the event of the expansion of technologies, which allow heart surgical procedures to be performed without stopping the heart, a reduction in the market for the BVS could potentially result. Further, the BVS is subject to stringent and continuing FDA and other regulatory requirements, including compliance with QSR/GMP, adverse event reporting, prohibitions on promoting the BVS for unapproved uses, and continued inspection and market surveillance by the FDA. If BVS products are recalled or otherwise withdrawn from the market, our revenues would likely decline, which would hurt our business. In addition, variations in the quantity and timing of sales of BVS consoles have a disproportionate effect on our revenues, because the price of the console is substantially greater than the price of our disposable blood pumps. If we cannot maintain and increase our revenues from our BVS product line, our overall business and financial condition could be adversely affected.

        Revenues from our BVS product line in fiscal 2003 decreased by 7% from revenues in fiscal 2002, and in fiscal 2002 our BVS revenues increased by 25% from revenues in fiscal 2001. Revenues derived from our extended term contracts were $4.1 in fiscal 2003 compared to $5.2 million in fiscal 2002 and $2.8 million in fiscal 2001. To maintain or increase revenues from sales of our BVS products, we may be required to adopt new sales and marketing strategies, some of which may require expending additional capital resources, or execute on existing strategies. The new strategies we may adopt or execute on include:

  •
  regularly introducing enhancements and product line extensions to the BVS, such as the new AB5000 console;

  •
  expanding sales of our BVS product line in international markets, some of which require separate regulatory approvals;

  •
  seeking new categories of patients to support with our technology platform.

        In the event that we are unsuccessful in carrying out these new strategies, our revenues may decline.

        We may not be successful in expanding our sales activities into international markets.

        We are seeking to expand our international sales of the BVS and AB5000 console by recruiting direct sales and support teams for selected countries in Europe. To date we have limited experience in selling the BVS internationally. In fiscal 2003, approximately 6%, and in fiscal 2002, approximately 8%, of our revenues from the BVS product line were derived from international sales. Our international operations will be subject to a number of risks, which may vary from the risks we experience in the U.S., including:

  •
  the need to obtain regulatory approvals in foreign countries before our products may be sold or used;

  •
  longer sales cycles;

  •
  dependence on local distributors;

  •
  limited protection of intellectual property rights;

  •
  difficulty in collecting accounts receivable;

  •
  fluctuations in the values of foreign currencies; and

  •
  political and economic instability.

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

        We rely on third party suppliers to provide us with certain components used in the AB5000, AbioCor, AbioCor II, BVS and our other products under development. Relying on third party suppliers makes us vulnerable to component part failures and to interruptions in supply, either of which could impair our ability to conduct clinical tests or to ship our products to our customers on a timely basis. Using third party vendors makes it difficult and sometimes impossible for us to test fully certain components, such as components on circuit boards, maintain quality control, manage inventory and production schedules and control production costs. Vendor lead times to supply us with ordered components vary significantly and can exceed six months or more. Both now and as we expand our manufacturing capacity, we cannot be sure that our suppliers will furnish us with required components when we need them. These factors could make it more difficult for us to effectively and efficiently manufacture our products, and could adversely impact our results of operations.

        Some suppliers may be the only source for a particular component, which makes us vulnerable to cost increases and supply interruptions. Vendors may decide to limit or eliminate sales of certain products to the medical industry due to product liability or other concerns, and we might not be able to find a suitable replacement for those products. Manufacturers of our product components may be required to comply with the FDA or other regulatory manufacturing regulations and to satisfy regulatory inspections in connection with the manufacture of the components. If we cannot obtain a necessary component, we may need to find, test and obtain regulatory approval for a replacement component, produce the component ourselves or redesign the related product, which would cause significant delay and could increase our manufacturing costs. Any of these events could adversely impact our results of operations.

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

        Our intellectual property rights are and will continue to be a critical component of our success. A substantial portion of our intellectual property rights relating to the AB5000, AbioCor, BVS, AbioCor II and other products under development is in the form of trade secrets, rather than patents. In order to preserve certain proprietary information as trade secrets, we are required to restrict disclosure of information intended to constitute trade secrets to third parties. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with employees, consultants and other parties. Certain of our consultants and third parties with whom we have business relationships may also provide services to other parties in the medical device industry, including companies, universities and research organizations that are developing competing products. In addition, some of our former employees may seek employment with, and become employed by, our competitors. We cannot assure that confidentiality agreements with our employees, consultants and third parties will not be breached, that we will have adequate remedies for any such breach, or that our trade secrets will not become known to or be independently developed by our competitors. In addition, under our agreement for the purchase of the Penn State Heart technology, if we do not use reasonable efforts to further develop the Penn State Heart, certain rights to that technology could revert back to The Pennsylvania State University and be used to compete against us. The loss of trade secret protection for technologies or know-how relating to the AB5000, AbioCor, BVS or AbioCor II could adversely affect our business prospects.

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

        Companies in the medical device industry typically obtain patents and frequently engage in substantial intellectual property litigation. Our products and technologies could infringe on the rights of others. If a third party successfully asserts a claim for infringement against us, we may be liable for substantial damages, be unable to sell products using that technology, or have to seek a license or redesign the related product. These alternatives may be uneconomical or impossible. Patent litigation could be costly, result in product development delays and divert the efforts and attention of management from our business.

        If we cannot attract and retain the management, sales and other personnel we need, we will not be successful.

        We depend heavily on the contributions of the principal members of our business, financial, technical, sales and support, regulatory and clinical, operating and administrative management and staff, many of whom would be difficult to replace. Competition for skilled and experienced business management, scientific personnel and sales personnel in the medical devices industry is intense. If we lose the services of any of the principal members of our management and staff, or if we are unable to attract and retain qualified personnel in the future, especially scientific and sales personnel, our business could be adversely affected.

        We expect to grow rapidly if our products under development advance through the approval process. The expansion of personnel and facilities will strain our management and our financial and other resources. If we cannot manage this growth successfully, our business will likely suffer.

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

        Many patients supported by our products do not survive. There are many factors beyond our control that could result in patient death, including the condition of the patient prior to use of the product, the skill and reliability of physicians and hospital personnel using and monitoring the product, and product maintenance by customers. However, the failure of the life support products we distribute for clinical test or sale could give rise to product liability claims and negative publicity.

        The risk of product liability claims could increase as we introduce new products that are intended to support a patient until the end of life. For example, the AbioCor will have a finite life and could cause unintended complications to other organs and may not be able to successfully support all patients. Its malfunction could give rise to product liability claims whether or not it has extended or improved the quality of the patient's life. We cannot be sure that we can obtain liability insurance to cover the AB5000, BVS, AbioCor or other new products at a reasonable cost, if at all. If we have to pay product liability claims in excess of our insurance coverage, our financial condition will be adversely affected.

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

        The perception of securities analysts regarding our product development efforts could significantly affect our stock price. As a result, the market price of our common stock has and could in the future change substantially when we or our competitors make product announcements. Many factors affecting our stock price are industry related and beyond our control.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

        We do not use derivative financial instruments for speculative or trading purposes. However, we are exposed to market risk related to changes in interest rates. We maintain an investment portfolio consisting mainly of federal agency obligations, state and municipal bonds, and U.S. Treasury notes with maturities of one year or less. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2003 the fair market value of the portfolio would decline by an immaterial amount. We believe that we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our securities portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Consolidated Financial Statements and supplementary data are provided under Part IV, Item 15, in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The information called for by this Item has been reported in a Current Report on Form 8-K, which was filed on June 6, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is hereby incorporated by reference to the information under Part I, Item 1—Business under the caption "Executive Officers of the Registrant" in this Report, and by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is hereby incorporated by reference to the information under the heading "Securities Beneficially Owned by Certain Persons" in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Transactions," if any, in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

ITEM 14. CONTROLS AND PROCEDURES

        (a)   Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Acting Chief Financial Officer (the principal accounting officer), and all members of the senior management team held a Disclosure Committee meeting on May 27, 2003 and after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

        (b)   Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)   The following documents are filed as part of this report:

  (1)
  The financial statements from our Annual Report for our fiscal year ending March 31, 2003 are attached hereto.

FINANCIAL STATEMENT SCHEDULES

  (2)
  Unaudited Quarterly Results of Operations, as previously reported for each of the fiscal quarters in the fiscal years ending March 31, 2003 and 2002. Except for the schedule of unaudited Quarterly Results of Operations, other schedules are not provided because the required information is given in the financial statements or notes thereto.

  (3)
  Exhibits
(3.1)	Restated Certificate of Incorporation — filed as Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-36657) (the "1997 Registration Statement").*
(3.2)	Restated By-Laws—filed as Exhibit 3.02 to our Quarterly Report on From 10-Q for the quarter ended September 30, 1996.*
(3.3)	Certificate of Designations of Series A Junior Participating Preferred Stock—filed as Exhibit 3.3 to the 1997 Registration Statement.*
(3.4)
Amendment to the Company's Restated Certificate of Incorporation to increase the authorized shares of Common Stock from 25,000,000 to 100,000,000—filed in conjunction with the Company's 2000 definitive proxy statement.*
(4.1)	Specimen Certificate of Common Stock—filed as Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 33-14861) (the "1987 Registration Statement").*
(4.2)
Description of Capital Stock (contained in the Restated Certificate of Incorporation filed as Exhibit 3.1 to the 1997 Registration Statement and in the Certificate of Designations of Series A Junior Participating Preferred Stock filed as Exhibit 3.3 to the 1997 Registration Statement).*
(4.3)
Rights Agreement between ABIOMED and its transfer agent, as Rights Agent dated as of August 13, 1997 (including Form of Rights Certificate attached thereto as Exhibit A)—filed as Exhibit 4 to our Current Report on Form 8-K, dated August 13, 1997.*

(10.1)	Form of Indemnification Agreement for Directors and Officers—filed as Exhibit 10.13 to the 1987 Registration Statement.*
(10.2)	1992 Combination Stock Option Plan, as amended—filed as Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 30, 1997 (the "September 1997 10-Q").* **
(10.3)	1988 Employee Stock Purchase Plan, as amended—filed as Exhibit 10.1 to our September 1997 10-Q.* **
(10.4)	1989 Non-Qualified Stock Option Plan for Non-Employee Directors—filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 30, 1995.* **
(10.5)	Facility Lease dated January 8, 1999 for the premises at 22 Cherry Hill Drive—filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended December 31, 1998.*
(10.6)	1998 Equity Incentive Plan—filed as Exhibit 10 to our Form 10-Q/A for the fiscal quarter ended September 30, 1998.* **
(10.7)	Form of Change of Control Agreement—filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **
(10.8)	Schedule related to Change of Control Agreement—filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **
(10.9)	2000 Stock Incentive Plan Agreement—filed as Exhibit 4.3 to our Registration Statement on Form S-8 (Registration No. 333-103245. * **
(11.1)	Statement regarding computation of Per Share Earnings—see Note 1(j), Notes to Consolidated Financial Statements.
(21.1)	Subsidiaries of the Registrant.
(23.1)	Consent of Independent Accountants.
(99.1)	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002.
(99.2)	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

  On January 9, 2003, the Company filed a report on Form 8-K under Item 5. No financial statements were included in this filing.

*
In accordance with Rule 12b-32 under the Securities Exchange Act of 1934 reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABIOMED, Inc.
Dated June 6, 2003	By:	/s/ CHARLES B. HAASER Charles B. Haaser Acting Chief Financial Officer and Controller (Principal Financial and Accounting Officer)

        KNOW ALL BY THESE PRESENTS that each individual whose signature appears below hereby constitutes and appoints Charles B. Haaser his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K necessary and advisable to enable ABIOMED, Inc. to comply with the rules, regulations and requirements of the Securities Exchange Act of 1934, as amended, in respect thereof, which amendments may make such changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deem appropriate.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID M. LEDERMAN David M. Lederman	Chairman of the Board, Chief Executive Officer President and Director (Principal Executive Officer)	June 6, 2003
/s/ CHARLES B. HAASER Charles B. Haaser	Acting Chief Financial Officer and Controller (Principal Financial and Accounting Officer)	June 6, 2003
/s/ W. GERALD AUSTEN W. Gerald Austen	Director	June 6, 2003
/s/ PAUL B. FIREMAN Paul B. Fireman	Director	June 6, 2003

/s/ JOHN F. O'BRIEN John F. O'Brien	Director	June 6, 2003
/s/ DESMOND O'CONNELL Desmond O'Connell	Director	June 6, 2003
/s/ HENRI A. TERMEER Henri A. Termeer	Director	June 6, 2003

CERTIFICATIONS

I, David M. Lederman, President and Chief Executive Officer of ABIOMED, Inc., certify that:

        1.     I have reviewed this annual report on Form 10-K of ABIOMED, Inc.

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003	/s/ DAVID M. LEDERMAN David M. Lederman President and Chief Executive Officer

I, Charles B. Haaser, acting Chief Financial Officer of ABIOMED, Inc., certify that:

        1.     I have reviewed this annual report on Form 10-K of ABIOMED, Inc.

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003	/s/ CHARLES B. HAASER Charles B. Haaser Acting Chief Financial Officer and Controller (Principal Accounting and Financial Officer)

ABIOMED, Inc. and Subsidiaries

Consolidated Financial Statements

As of March 31, 2002 and 2003

Report of Independent Accountants

To Board of Directors and
Stockholders of ABIOMED, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of ABIOMED, Inc, and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
May 16, 2003

ABIOMED, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,
	2002	2003
Assets
Current Assets:
Cash and cash equivalents	$45,667	$44,572
Short-term marketable securities	25,654	9,877
Accounts receivable, net of allowance for doubtful accounts of approximately $139 and $171 at March 31, 2002 and 2003, respectively	7,056	5,394
Inventories	4,233	2,856
Prepaid expenses and other current assets	825	884

Total current assets	83,435	63,583
Property and Equipment, at cost:
Machinery and equipment	8,749	9,231
Furniture and fixtures	963	1,160
Leasehold improvements	2,041	2,167

	11,753	12,558
Less—Accumulated depreciation and amortization	7,046	8,550

	4,707	4,008

Intellectual Property and Other Assets, net	1,034	746

	$89,176	$68,337

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,975	$1,050
Accrued expenses	4,906	4,152
Deferred revenue	2,373	1,045
Current portion of long-term liabilities	54	—

Total current liabilities	9,308	6,247
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Class B Preferred Stock, $.01 par value— Authorized—1,000,000 shares; Issued and outstanding—No shares	—	—
Common Stock, $.01 par value— Authorized— 100,000,000 shares; Issued and outstanding— 20,950,933 shares and 21,047,918 shares at March 31, 2002 and 2003, respectively	210	210
Additional paid-in capital	163,558	163,951
Accumulated deficit	(83,900)	(102,071)

Total stockholders' equity	79,868	62,090

	$89,176	$68,337

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share and share data)

	Years Ended March 31,
	2001	2002	2003
Revenues:
Products	$19,724	$24,747	$23,127
Funded research and development	3,142	2,214	183

	22,866	26,961	23,310

Costs and Expenses:
Cost of product revenues	7,222	7,925	7,501
Research and development (Note 8)	28,667	27,108	20,552
Selling, general and administrative	12,469	16,066	14,748

	48,358	51,099	42,801

Loss From Operations	(25,492)	(24,138)	(19,491)
Other Income, net
Investment income	6,078	2,938	1,147
Foreign exchange gain or (loss)	2	(70)	155
Other	80	77	18

	6,160	2,945	1,320

Net Loss	$(19,332)	$(21,193)	$(18,171)

Basic and Diluted Net Loss per Share:	$(0.94)	$(1.02)	$(0.87)

Weighted Average Shares Outstanding:	20,583,363	20,869,160	20,993,598

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

	Common Stock
	Number of Shares	$.01 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, March 31, 2000	20,455,694	$205	$154,408	$(43,375)	$111,238
Issuance of common stock and warrants to acquire in-process research and development	110,000	1	6,290	—	6,291
Stock options exercised	192,344	2	670	—	672
Stock-based compensation	—	—	753	—	753
Stock issued under employee stock purchase plan	10,772	—	162	—	162
Stock issued to directors	1,904	—	30	—	30
Net loss	—	—	—	(19,332)	(19,332)

Balance, March 31, 2001	20,770,714	208	162,313	(62,707)	99,814
Stock options exercised	158,752	2	768	—	770
Stock-based compensation	—	—	240	—	240
Stock issued under employee stock purchase plan	20,516	—	222	—	222
Stock issued to directors	951	—	15	—	15
Net loss	—	—	—	(21,193)	(21,193)

Balance, March 31, 2002	20,950,933	210	163,558	(83,900)	79,868
Stock options exercised	25,250	—	139	—	139
Stock issued under employee stock purchase plan	66,331	—	194	—	194
Stock issued to directors	5,404	—	60	—	60
Net loss	—	—	—	(18,171)	(18,171)

Balance, March 31, 2003	21,047,918	$210	$163,951	$(102,071)	$62,090

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended March 31,
	2001	2002	2003
Cash Flows from Operating Activities:
Net loss	$(19,332)	$(21,193)	$(18,171)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation and amortization	1,907	1,771	1,704
Bad debt expense, net	—	45	183
Net loss on disposition of fixed assets	—	33	—
Loss on abandonment of patents	—	63	235
Stock-based compensation	783	255	60
Write-off of acquired in-process research and development	6,291	—	—
Changes in assets and liabilities:
Accounts receivable	(3,363)	1,521	1,479
Inventories	(96)	(689)	1,377
Prepaid expenses, other current assets and other assets	(245)	(71)	(44)
Accounts payable	576	(154)	(925)
Accrued expenses	(1,699)	250	(754)
Deferred revenue	3,717	(1,379)	(1,328)
Long-term liabilities	(105)	(64)	—

Net cash used in operating activities	(11,566)	(19,612)	(16,184)

Cash Flows from Investing Activities:
Proceeds from the maturity of short-term marketable securities	11,135	14,391	30,425
Purchases of short-term marketable securities	(9,504)	(38,009)	(14,648)
Proceeds from disposal of equipment	—	—	26
Additions to patents	(511)	(441)	(153)
Purchases of property and equipment	(2,407)	(1,624)	(840)

Net cash provided by (used in) investing activities	(1,287)	(25,683)	14,810

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and stock issued under employee stock purchase plan	834	992	333
Repayments of long-term debt and capital lease obligations	(236)	(492)	(54)

Net cash provided by financing activities	598	500	279

Net Decrease in Cash and Cash Equivalents	(12,255)	(44,795)	(1,095)
Cash and Cash Equivalents, excluding marketable securities, at beginning of year	102,717	90,462	45,667

Cash and Cash Equivalents, excluding marketable securities, at end of year	$90,462	$45,667	$44,572

The accompanying notes are an integral part of these consolidated financial statements

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003

(1)   Summary of Operations

        ABIOMED, Inc. and subsidiaries (the Company) is engaged primarily in the development, manufacture and marketing of medical products designed to safely and effectively assist or replace the pumping function of the failing heart. The Company is currently undergoing clinical trials for its battery-powered totally implantable replacement heart systems for patients who would otherwise die from heart failure. The Company currently markets and sells a ventricular assist device called the BVS® for the temporary support of patients with reversible heart failure.

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

  (c) Revenue Recognition from Product Sales and Accounts Receivable

        SEC Staff Accounting Bulletin No. 101 ("SAB 101") provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 establishes the SEC's view that it is not appropriate to recognize revenue until all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Further, SAB 101 requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. The Company believes that its revenue recognition policies are in compliance with SAB 101.

        We derive our revenues from two principal sources; (1) product sales, including maintenance service agreements, and (2) funded research and development contracts and grants from government and other third party sources. In fiscal 2001, 2002 and 2003, all product revenues were derived from sales of the Company's BVS and related products. The majority of our BVS product revenues are derived from our shipment of products to fulfill customer orders for a specified number of BVS consoles and blood pumps for a specified price. We recognize revenues and record costs related to such sales upon product shipment.

        Other of our product revenues is derived from extended-term contracts with certain of our customers, which provide the customers with units of our BVS product under extended-term contracts. These contracts, which typically have terms of one to three years, provide for the Company to receive a fixed, non-refundable amount of money over a set period of time in return for our providing these customers with BVS product at the start of the contract and restocking the customer with BVS blood pumps during the term of the contract. The exact quantity of such additional pumps to be supplied, if any, is limited to the actual blood pump usage by the customer to support their patients. Under these contracts, we recognize revenue, and record related cost of product revenues, ratably over the term of the contract using an estimated per unit selling price based upon actual shipments of pumps to customers compared to the maximum number of additional pumps allowable under the contract, or when a maximum number is not specified, compared to our estimate of additional pumps that might be required by the customer. In the majority of contracts that contain contractual limits on the number of pumps, customers do not use the maximum number of allowable pumps and, as a result, we recognize the remaining deferred revenue at the end of the contract term with no associated incremental cost at that time. For a limited number of contracts that have termination dates in fiscal 2004, we do not have a contractual maximum number of pumps upon which to rely. For these contracts, we estimate customer blood pump usage and resulting per unit selling price based upon historical experience and based on information from customers. We update these estimates over the term of a contract based upon significant and quantifiable changes in customer information.

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

        International sales represented 4%, 8% and 6% of product revenues for the fiscal years ended March 31, 2001, 2002 and 2003, respectively. No single customer accounted for greater than 10% of product revenues or accounts receivable during fiscal 2001, 2002 or 2003.

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

  (f) Warranties

        The Company routinely accrues for estimated future warranty costs on its product sales at the time of sale. The BVS product line is subject to rigorous regulation and quality standards. While the Company engages in extensive product quality programs and processes, including monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates. Operating results could be adversely effected if the actual cost of product failures exceeds the estimated warranty provision. Warranty costs are included in costs of sales on the consolidated statements of operations. The Company estimated its obligation at $170,000 for fiscal 2003.

  (g) Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31,
	2002	2003
Raw materials	$2,170	$1,407
Work-in-process	709	794
Finished goods	1,354	655

	$4,233	$2,856

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

  (h) Property and Equipment

        The Company provides for depreciation and amortization on property and equipment by charges to operations in amounts that allocate the cost of depreciable assets over their estimated useful lives on a straight-line basis as follows:

Classification	Estimated Useful Life
Machinery and equipment	3-5 Years
Furniture and fixtures	5-10 Years
Leasehold improvements	Life of lease

        Machinery and equipment included $221,000 related to assets held under capital leases at March 31, 2002. Accumulated amortization related to these assets at March 31, 2002 was $166,000. There were no capital lease obligations at March 31, 2003. Depreciation and amortization expense related to property and equipment was $1,754,000, $1,636,000 and $1,513,000 for the fiscal years ended March 31, 2001, 2002 and 2003, respectively.

  (i) Intellectual Property

        The Company capitalizes as intellectual property costs incurred, excluding costs associated with Company personnel, relating to patenting its technology. Capitalized costs, the majority of which represent legal costs, reflect the cost of both awarded patents and patents pending. The Company amortizes the cost of these patents on a straight-line basis over a period of seven years. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded for a particular patent or elects to discontinue payment of required maintenance fees for a particular patent, the Company at that time records as expense the net capitalized amount of such patent application or patent. The Company does not capitalize maintenance fees for patents.

  (j) Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the fiscal year. Diluted net loss per share is computed by dividing net loss by the weighted-average number of dilutive common shares outstanding during the fiscal year. Diluted weighted-average shares reflect the dilutive effect, if any, of potential common stock such as options and warrants based on the treasury stock method. No potential common stock is considered dilutive in periods in which a loss is reported, such as the fiscal years ended March 31, 2001, 2002 and 2003, because all such common equivalent shares would be antidilutive. The calculation of diluted weighted-average shares outstanding for the years ended March 31, 2001, 2002 and 2003 excludes the options to purchase common stock as shown below.

Year Ended March 31,	Potential Dilutive Shares from Exercise of Common Stock Options
2001	1,808,322
2002	1,420,831
2003	58,343

        The calculation of diluted weighted average shares outstanding excludes unissued shares of Common Stock associated with outstanding stock options that have exercise prices greater than the average market price of ABIOMED Common Stock during the period. For the fiscal years ending March 31, 2001, 2002 and 2003, the weighted average number of these potential shares totaled 61,661, 341,495 and 2,463,715 shares, respectively. The calculation of diluted weighted average shares outstanding for the years ended March 31, 2001, 2002 and 2003 also excludes warrants to purchase 400,000 share of common stock issued in connection with the acquisition of intellectual property (see Note 4).

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

        The amortized cost and market value of marketable securities were approximately $25,654,000 and $25,661,000 at March 31, 2002, and $9,877,000 and $9,858,000 at March 31, 2003, respectively. At March 31, 2003, these short-term investments consisted primarily of government securities.

  (m) Disclosures about Fair Value of Financial Instruments

        As of March 31, 2002 and 2003, the Company's financial instruments were comprised of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, the carrying amounts of which approximated fair market value.

  (n) Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the reported net loss, there were no components of comprehensive income or loss which require disclosure for the years ended March 31, 2001, 2002 and 2003.

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

  (p) Impairment of Long-Lived Assets

        The Company assesses the realizability of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment of Long-lived Assets and Disposal of Long-lived Assets. The Company reviews its long-lived assets for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.

  (q) Accounting for Stock-Based Compensation

        In 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has adopted SFAS No. 148 for the quarter ended March 31, 2003 as it relates to the amended disclosure provisions only.    The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of Common Stock at the date of grant. The Company records compensation expense for certain stock option related events requiring remeasurement in accordance with FASB Interpretation No. 44, Accounting for Certain

Transactions Involving Stock Compensation and Interpretation of APB No. 25. Stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

        If compensation cost for the Company's fiscal 2001, 2002 and 2003 grants issued under stock-based compensation plans, including costs related to prior years grants had been determined based on SFAS 123, the Company's pro forma net loss and pro forma loss per share for the years ended March 31, would have been as follows (in thousands, except per share data):

	2001	2002	2003
Net loss, as reported	$(19,332)	$(21,193)	$(18,171)
Add: Stock based employee compensation included in reported net loss	783	255	60
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,957)	(1,774)	(1,919)

Pro forma net loss	$(20,506)	$(22,712)	$(20,030)

Basic and diluted loss per share
As reported	$(0.94)	$(1.02)	$(0.87)
Pro forma	$(1.00)	$(1.09)	$(0.95)

        The fair value per share of the options granted during fiscal 2001, 2002 and 2003 was computed as $3.59, $3.74 and $1.69, per share, respectively, and was calculated using the Black-Scholes option-pricing model with the following assumptions.

	2001	2002	2003
Risk-free interest rate	5.20%	5.00%	2.92%
Expected dividend yield	—	—	—
Expected option term in years	5 years	5 years	5 years
Assumed stock price volatility	64%	69%	85%

        In addition to compensation expense related to stock option grants, the pro forma compensation expense shown in the table above includes compensation expense related to stock issued under the Company's Employee Stock Purchase Plan of approximately $29,000, $39,000 and $44,000 for fiscal 2001, 2002 and 2003, respectively. This pro forma compensation expense may not be representative of the amount to be expected in future years as pro forma compensation expense may vary based upon the number of options granted and shares purchased. The pro forma tax effect of the employee compensation expense has not been considered due to the Company's reported net losses.

  (r) Translation of Foreign Currencies

        The U.S. dollar is the functional currency for the Company's single foreign subsidiary, ABIOMED B.V. The financial statements of ABIOMED B.V. are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Foreign exchange gains and losses are included in the results of operations in other income, net.

  (s) Recent Accounting Pronouncements

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the Company's consolidated financial statements.

        In 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has incorporated the disclosure requirements of SFAS No. 148 at March 31, 2003, which require a tabular pro forma presentation of net loss had SFAS No. 123 been adopted, in Note (2)(q).

        In November 2002, the FASB issued FASB Interpretation (FIN No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. This interpretation expands the disclosure requirements of guarantee obligations and requires the guarantor to recognize a liability for the fair value of the obligation assumed under a guarantee. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. Other guarantees are subject to the disclosure requirements of FIN No. 45 but not to the recognition provisions. The disclosure requirements of FIN No. 45 are effective for financial statement periods ending after December 15, 2002. The adoption of this standard did not have a material impact on the Company's financial statements at March 31, 2003. In addition, the impact of new arrangements entered into since January 1, 2003 is not significant. The Company has incorporated the disclosure requirements of FIN No. 45 in Note 6.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (FIN No. 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities or "VIEs") and to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The disclosure requirements of FIN No. 46 became effective for financial statements issued after January 31, 2003. The adoption of this standard did not have an impact on the Company's consolidated financial statements at March 31, 2003.

  (t) Reclassifications

        Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

(3)   Intellectual Property and Other Assets

        Intellectual property and other assets includes costs related to the Company's awarded and pending patents. The Company is amortizing the cost of these patents on a straight-line basis over seven years, the estimated lives of the patents. The unamortized cost of these patents approximated $1,015,000 and $742,000 as of March 31, 2002 and 2003, respectively. Amortization expense for patents totaled $95,000, $135,000 and $191,000 for the years ending March 31, 2001, 2002 and 2003 respectively. Expense for abandonment of certain patents totaled $63,000 and $235,000 for the years ended March 31, 2002 and March 31, 2003. No abandonment of patents occurred during the year ended March 31, 2001.

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

        In September 2000, the Company issued common stock and warrants to acquire the exclusive rights to the Penn State Heart together with complete ownership of a company incorporated to commercialize the Penn State Heart called BeneCor Heart Systems, Inc. The terms of this transaction consisted of payment of 110,000 shares of the Company's common stock, plus the issuance of warrants to purchase up to 400,000 additional shares of the Company's common stock at an exercise price of $0.01 per share. Exercise of the warrants is contingent on the achievement of certain clinical and regulatory milestones with the Penn State Heart by specified dates, the last of which is September 30, 2007. Warrants not vested and exercised by September 30, 2007 expire. The value of the common stock and warrants issued in connection with the transaction are included in stockholders' equity at values of $3,145,000 and $3,145,000, respectively, representing the fair value of the stock and warrants based on the closing market price for the Company's stock on the closing date for this transaction. These amounts have been fully expensed as in-process research and development on the date of acquisition. As of March 31, 2003, 400,000 warrants were outstanding and none were exercisable.

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

        At March 31, 2003, the Company had federal and state NOL carryforwards of approximately $55.8 million and $50.7 million, which begin to expire in 2005 and 2004, respectively. Additionally, at March 31, 2003, the Company had federal and state research and experimentation credit carryforwards of approximately $4.1 million and $2.5 million, respectively, which begin to expire in 2004. Based upon the Internal Revenue Code, certain changes in company ownership may subject these carryforwards to an annual limitation.

        The components of the Company's net deferred taxes were as follows at March 31 (in thousands):

	2002	2003
Assets
NOL carryforwards and tax credit carryforwards	$34,469	$28,904
Purchased technology	1,329	—
Capitalized research and development	—	13,260
Nondeductible reserves	410	357
Nondeductible accruals	1,846	757
Deferred revenue	758	290
Depreciation	740	468
Other, net	899	599

	40,451	44,635
Valuation allowance	(40,451)	(44,635)

Net deferred taxes	$—	$—

        The effective tax rate of zero differs from the statutory rate of 35% primarily due to the inability of the Company to recognize deferred tax assets for its operating losses and tax credits. Of the total valuation allowance, approximately $2.9 million relates to stock option compensation deductions. The tax benefit associated with the stock option compensation deductions will be credited to equity when realized.

(6)   Commitments and Contingencies

        As discussed in Note 2(s), the Company applies the disclosure provisions of FIN 45 to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5 Accounting for Contingencies, by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. The following is a description of arrangements in which the Company is a guarantor.

        Agreements in the ordinary course of its business—The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with underwriters, contractors, clinical sites and customers. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the

Company could be required to make under these indemnification provisions is unlimited. The Company has never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

        Patent indemnifications—In many sales transactions, the Company indemnifies customers against possible claims of patent infringement caused by the Company's products. The indemnifications contained within sales contracts usually do not include limits on the claims. The Company has never incurred any material costs to defend lawsuits or settle patent infringement claims related to sales transactions. Under the provisions of FIN No. 45, intellectual property indemnifications require disclosure only.

        Indemnification of Officers and Directors—The Company's corporate by-laws require that, except to the extent expressly prohibited by law, the Company may indemnify its officers and directors against judgments, fines, penalties and amounts paid in settlement, including legal fees and all appeals, incurred in connection with civil or criminal action or proceedings, as it relates to their services to the Company and its subsidiaries. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of the Company. The by-laws provide no limit on the amount of the indemnification, however, the Company has purchased directors and officers insurance coverage to cover claims made against the directors and officers during the applicable policy periods. As a result of the insurance policy coverage, the estimated fair value of these indemnification provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2003.

        As of March 31, 2003, the Company had entered into leases for its facilities under various operating lease agreements with terms through fiscal 2010. At the Company's election, the lease for its primary operating facility in Danvers, Massachusetts may be terminated in 2005 at a lump sum buyout cost of approximately $1.1 million. Total rent expense under these leases, included in the accompanying consolidated statements of operations, was approximately $893,000, $856,000 and $823,000 for the fiscal years ended March 31, 2001, 2002 and 2003, respectively.

        During the fiscal year ended March 31, 2000, the Company entered into 36-month operating leases totaling approximately $644,000 for the lease of office furniture. These leases ended in fiscal year 2003 and at the Company's option the furniture was purchased at its fair market value. Rental expense recorded for these leases during the fiscal years ended March 31, 2001, 2002 and 2003 was approximately $215,000, $215,000 and $127,000 respectively.

        During fiscal 2000, the Company entered into a 36-month capital lease for computer equipment and software for approximately $221,000. This lease ended in fiscal year 2003 and at the Company's option these assets were purchased at the stipulated buyout price.

        Future minimum lease payments under all non-cancelable operating leases as of March 31, 2003 are approximately as follows (in thousands):

Year ending March 31,	Operating Leases
2004	$781
2005	776
2006	776
2007	769
2008	772
Thereafter	1,480

Total future minimum lease payments	$5,354

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

        The 1992 Combination Stock Option Plan (the Combination Plan), as amended, was adopted in September 1992 as a combination and restatement of the Company's then outstanding Incentive Stock Option Plan and Nonqualified Plan. A total of 2,670,859 options were awarded from the Combination Plan during its ten-year restatement term that ended on May 1, 2002. As of March 31, 2003, 1,286,042 of these options remain outstanding and eligible for future exercise. These options are held by Company employees and generally become exercisable ratably over five years.

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

        The following table summarizes stock option activity under all of the Company's stock option plans:

	Number of Options	Exercise Price	Weighted Avg. Exercise Price Per Share
Outstanding, March 31, 2000	2,613,696	$2.82—$33.63	$6.20
Granted	713,000	$15.56—$36.53	18.47
Exercised	(203,046)	$2.88—$ 9.00	4.82
Canceled	(235,352)	$3.75—$33.63	10.03

Outstanding, March 31, 2001	2,888,298	$2.81—$36.53	9.05
Granted	376,700	$11.56—$24.12	20.10
Exercised	(179,961)	$3.13—$15.34	5.86
Canceled	(274,400)	$5.63—$33.63	15.62

Outstanding, March 31, 2002	2,810,637	$2.81—$36.53	10.09
Granted	756,000	$4.81—$11.25	6.89
Exercised	(25,250)	$5.50—$ 5.63	5.50
Canceled	(441,095)	$4.75—$36.53	10.06

Outstanding, March 31, 2003	3,100,292	$2.81—$36.53	$9.35

Exercisable, March 31, 2003	1,594,167	$2.81—$36.53	$7.26

Exercisable, March 31, 2002	1,360,076	$2.81—$19.69	$6.07

Exercisable, March 31, 2001	1,092,381	$2.81—$ 7.47	$5.49

Shares available for future issuance, March 31, 2003	902,494

        During the fiscal years ended March 31, 2001 and 2002, certain optionholders exercised options in cashless exercises. The total number of options exercised during these years in this manner was 29,500 and 35,000, respectively. These cashless transactions triggered remeasurement on the date of exercise for the difference of between the fair market value of the common stock underlying the stock options and the exercise price of the stock options. The Company recorded expense of $753,000 and $240,000 in the years ended March 31, 2001 and 2002, respectively, to reflect these remeasurements. The options had originally been granted to the optionholders with exercise prices equal to the fair market value of the stock on the date of grant. No cashless exercises of stock options occurred during the year ended March 31, 2003.

        The following table summarizes certain data for options outstanding and exercisable under all plans at March 31, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding As of March 31, 2002	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Exercisable As of March 31, 2002	Weighted Avg. Exercise Price
$0.00—$3.65	15,372	1.1	$3.09	15,372	$3.09
$3.66—$ 7.31	2,260,820	5.2	6.19	1,377,970	5.85
$7.32—$10.96	9,000	3.5	7.47	9,000	7.47
$10.97—$14.61	51,250	8.3	12.24	—	—
$14.62—$18.27	389,500	7.2	15.67	122,550	15.67
$18.28—$21.92	188,600	7.7	18.67	50,450	19.04
$21.93—$25.57	143,000	8.8	23.85	6,000	22.50
$25.58—$29.22	30,000	7.5	27.15	9,000	27.15
$29.23—$32.88	7,000	7.5	30.43	2,100	30.43
$32.89—$36.53	5,750	6.3	35.71	1,725	35.71

Total	3,100,292	5.8	$9.35	1,594,167	$7.26

        The Company has an Employee Stock Purchase Plan (the Purchase Plan), as amended. Under the Purchase Plan, eligible employees (including officers and directors) who have completed six months of employment with the Company or its subsidiaries who elect to participate in the Purchase Plan instruct the Company to withhold a specified amount from each payroll period during a six-month payment period (the periods April 1—September 30 and October 1—March 31). On the last business day of each payment period, the amount withheld is used to purchase common stock at an exercise price equal to 85% of the lower of its market price on the first business day or the last business day of the payment period. The Company has reserved 200,000 shares of common stock for issuance under the Purchase Plan, of which 34,187 shares are available for future issuance as of March 31, 2003. During the fiscal years ended March 31, 2001, 2002 and 2003, 10,772, 20,516 and 66,331 shares of common stock, respectively, were sold pursuant to the Purchase Plan.

(8)   Research and Development

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

        The Company, at its sole discretion, may elect to further develop government-funded technologies or products by spending resources outside or above the contract limits. In fiscal 2001, 2002 and 2003, the majority of the Company's research and development expenditures were directed towards the development and preparation of the AbioCor™ Implantable Replacement Heart, which is in initial human clinical trials. Future costs for such development cannot be definitively estimated at this time and are likely to be highly variable based upon a number of factors, including clinical results and regulatory requirements.

        Research and development costs consist of the following amounts (in thousands):

	Year Ended March 31,
	2001	2002	2003
Internally funded	$20,114	$26,703	$20,259
Incurred under government contracts and grants	2,262	405	293
Acquisition of in-process development costs represented by the Penn State Heart	6,291	—	—

Total research and development	$28,667	$27,108	$20,552

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

(9)   Royalty Obligation

        Through August 3, 2000, the Company incurred a royalty to certain third parties equal on a net basis to approximately 2.1% of certain revenues derived from the BVS. For the year ended March 31, 2001, the amount of this royalty, net of certain reimbursed expenses, was approximately $138,000. This amount was reflected as part of the cost of product revenues in the accompanying consolidated statements of operations.

(10) Employee Deferred Compensation Profit-sharing Plan and Trust

        The Company has an employee deferred compensation profit-sharing plan (the 401(k) Plan) that covers all employees who are at least 20 years of age. Amounts paid by the Company to match a portion of employees' contributions and discretionary amounts determined by the Company's Board of Directors totaled approximately $508,000, $635,000 and $273,000 for the fiscal years ended March 31, 2001, 2002 and 2003 respectively. No expense has been recorded for the fiscal year ending March 31, 2003 for a discretionary profit sharing contribution.

(11) Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	March 31,
	2002	2003
Salaries and benefits	$3,204	$2,186
Contract services	575	278
Professional fees	233	386
Other	894	1,302

	$4,906	$4,152

SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(in thousands except per share data)

        The following is a summary of our unaudited quarterly results of operations for the fiscal years ended March 31, 2003 and 2002

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
Fiscal Year 2003
Total operating revenues	$5,306	$5,576	$5,620	$6,808	$23,310
Total costs and expenses	11,229	11,096	10,350	10,126	42,801
Other income, net	423	328	291	278	1,320
Net loss	(5,500)	(5,192)	(4,439)	(3,040)	(18,171)
Basic and diluted net loss per share:	$(0.26)	$(0.25)	$(0.21)	$(0.15)	$(0.87)
Fiscal Year 2002
Total operating revenues	$6,682	$5,594	$6,589	$8,096	$26,961
Total costs and expenses	12,793	12,019	12,525	13,762	51,099
Other income, net	986	809	616	534	2,945
Net loss	(5,125)	(5,616)	(5,320)	(5,132)	(21,193)
Basic and diluted net loss per share:	$(0.25)	$(0.27)	$(0.25)	$(0.25)	$(1.02)

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
INTRODUCTORY NOTE
PART I
PART II
PART III
PART IV
SIGNATURES
CERTIFICATIONS
ABIOMED, Inc. and Subsidiaries Consolidated Financial Statements As of March 31, 2002 and 2003
ABIOMED, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share data)
ABIOMED, INC. AND SUBSIDIARIES Consolidated Statements of Operations (in thousands, except per share and share data)
ABIOMED, INC. AND Subsidiaries Consolidated Statements of Stockholders' Equity (in thousands, except share data)
ABIOMED, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)
ABIOMED, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements March 31, 2003
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE