Form 10-Q
period 2003-06-30
ABIOMED INC
filed 2003-08-11
CIK 815094

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes                            ☒                                                                                    No                                ☐

As of August 6, 2003, there were 21,057,470 shares outstanding of the registrant’s Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS

	June 30, 2003	March 31, 2003

Current Assets:
Cash and cash equivalents	$41,852	$44,572
Short-term marketable securities (Note 6)	8,642	9,877
Accounts receivable, net of allowance for doubtful accounts of $171 at June 30, 2003 and March 31, 2003	4,273	5,394
Inventories (Note 4)	3,014	2,856
Prepaid expenses and other current assets	1,253	884
Total current assets	59,034	63,583

Property and Equipment, at cost:
Machinery and equipment	9,357	9,231
Furniture and fixtures	1,160	1,160
Leasehold improvements	2,176	2,167
	12,693	12,558

Less: Accumulated depreciation and amortization	8,868	8,550
	3,825	4,008

Intellectual Property and Other Assets, net (Note 7)	700	746

Total assets	$63,559	$68,337

The accompanying notes are an integral part
of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2003	March 31, 2003

Current Liabilities:
Accounts payable	$918	$1,050
Accrued expenses	2,689	4,152
Deferred revenues	1,000	1,045
Total current liabilities	4,607	6,247

Commitments and Contingencies (Note 11)	—	—

Stockholders’ Equity:
Class B Preferred Stock, $.01 par value- Authorized- 1,000,000 shares Issued and outstanding-none	—	—
Common Stock, $.01 par value- Authorized- 100,000,000 shares Issued and outstanding- 21,057,470 shares at June 30, 2003 and 21,047,918 shares at March 31, 2003	211	210
Additional paid-in capital	163,997	163,951
Accumulated deficit	(105,256)	(102,071)
Total stockholders’ equity	58,952	62,090

Total liabilities and stockholders’ equity	$63,559	$68,337

The accompanying notes are an integral part
of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION

(in thousands, except per share and share data)

	Three Months Ended
	June 30, 2003	June 30, 2002

Revenues:
Products	$5,013	$5,134
Funded research and development	87	172
	5,100	5,306

Costs and expenses:
Cost of product revenues	1,222	1,673
Research and development (Note 8)	4,123	6,014
Selling, general and administrative	3,201	3,542
	8,546	11,229

Loss from operations	(3,446)	(5,923)

Other income, net
Investment income	174	387
Foreign exchange gain	82	33
Other	5	3
	261	423

Net loss	$(3,185)	$(5,500)

Basic and diluted net loss per share (Note 5):	$(0.15)	$(0.26)

Weighted average shares outstanding (Note 5):	21,052,694	20,952,472

The accompanying notes are an integral part
of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Three Months Ended
	June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,185)	$(5,500)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	359	497
Bad debt expense	—	30
Loss on abandonment of patents	16	3
Stock-based compensation	47	—
Changes in assets and liabilities-
Accounts receivable	1,121	524
Inventories	(158)	46
Prepaid expenses, other current assets and other assets	(371)	(677)
Accounts payable	(132)	(724)
Accrued expenses	(1,463)	(890)
Deferred revenues	(45)	(151)

Net cash used in operating activities	(3,811)	(6,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of short-term marketable securities	1,600	16,740
Purchases of short-term marketable securities	(365)	(2,050)
Additions to patents	(9)	(39)
Purchases of property and equipment	(135)	(215)

Net cash provided by investing activities	1,091	14,436

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	61
Repayments of long-term debt and capital lease obligation	—	(20)

Net cash provided by financing activities	—	41

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,720)	7,635

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT BEGINNING OF PERIOD	44,572	45,667

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT END OF PERIOD	$41,852	$53,302

The accompanying notes are an integral part

of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               Basis of Preparation

The unaudited consolidated financial statements of ABIOMED, Inc. (the “Company”), presented herein have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest audited annual financial statements. These audited statements are contained in our annual report on Form 10-K for the year ended March 31, 2003 which have been filed with the SEC.

In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of June 30, 2003 and for the three months then ended.  The results of operations for the three months ended June 30, 2003 may not be indicative of the results that may be expected for the full fiscal year.

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

3.               Accounting for Stock-based Compensation

The Company maintains various stock-based employee and director compensation plans, which are described more fully in Note 7 Stock Option and Purchase Plans in the Notes to Consolidated Financial Statements as filed with the SEC in the Company’s 2003 Annual Report on Form 10-K.  The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no compensation expense is recorded for options issued to employees with fixed amounts and fixed exercise prices at least equal to the fair market value of Common Stock at the date of grant.  Conversely, when the exercise price is below fair market value on the grant date, a charge to compensation expense is recorded ratably over the term of the option vesting period in an amount equal to the difference between exercise price and fair market value.

If compensation cost for grants issued during the three months ended June 30, 2003 and 2002 under stock-based compensation plans had been determined based on Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s pro forma net loss and pro forma loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended
	June 30, 2003	June 30, 2002

Net loss, as reported	$(3,185)	$(5,500)
Add: Stock based employee compensation included in reported net loss	47	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(460)	(454)

Pro forma net loss	$(3,598)	$(5,954)

Basic and diluted loss per share
As reported	$(0.15)	$(0.26)
Pro forma	$(0.17)	$(0.28)

During the three months ending June 30, 2003, options to purchase 348,454 shares of Common Stock were granted at prices ranging from $0.01 to $5.40.  With the exception of 18,754 options that were granted to certain employees with an exercise price of $0.01 per share, all options granted during the period were awarded with an exercise price equal to the fair market value on the date of grant.  For the options granted below fair market value compensation expense of $87,000 will be recognized ratably over the four-year vesting period.  The fair value per share of the options granted during the three months ending June 30, 2003 and 2002 was computed as $1.43 and $1.69, per share, respectively, and was calculated using the Black-Scholes option-pricing model with the assumptions in the chart below.

	Three Months Ended
	June 30, 2003	June 30, 2002

Risk-free interest rate	2.40%	2.92%
Expected dividend yield	—	—
Expected option term in years	5 years	5 years
Assumed stock price volatility	86%	85%

During the three months ending June 30, 2003, certain directors of the Company who are not employees were granted and received a combined total of 9,552 shares of Common Stock as a result of their election to receive their annual retainer of $15,000 in stock in lieu of cash compensation.  These grants were issued from the Company’s 1989 Non-Qualified Stock Option Plan for Non-Employee Directors.

4.               Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30, 2003	March 31, 2003

Raw materials	$1,240	$1,407
Work-in-process	681	794
Finished goods	1,093	655
	$3,014	$2,856

Finished goods and work-in-process inventories consist of direct material, labor and overhead.  Inventories do not currently include any costs associated with AbioCor™, AbioCor II, or other products under development as these costs are expensed as research and development.

5.               Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period.  Diluted weighted average shares reflect the dilutive effect, if any, of potential common stock such as options and warrants based on the treasury stock method.  No potential common stock is considered dilutive in periods in which a loss is reported, such as the three- month periods ended June 30, 2003 and 2002, because all such common equivalent shares would be antidilutive.  The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2003 and 2002 excludes the options to purchase common stock as shown below.

Potential Dilutive Shares from Exercise of Common Stock Options

Three months ended June 30, 2003	33,294
Three months ended June 30, 2002	400,355

The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2003 and 2002 also excludes unissued shares of Common Stock associated with outstanding stock options that have exercise prices greater than the average market price of ABIOMED Common Stock during the period.  For the three months ending June 30, 2003 and 2002, the weighted-average number of these potential shares totaled 2,812,154 and 934,300, respectively.  The calculation of diluted weighted average shares outstanding for each period also excludes warrants to purchase up to 400,000 shares of common stock issued in connection with the purchase of intellectual property.

6.               Marketable Securities

The amortized costs and market value of marketable securities were approximately $8,642,000 and $8,630,000 at June 30, 2003 and  $9,877,000 and $9,858,000 at March 31, 2003, respectively. On both of these dates, these short-term investments consisted primarily of government securities.

7.               Intellectual Property and Other Assets

The Company capitalizes certain third-party costs relating to patenting its technology.  Capitalized costs, the majority of which represent legal costs, reflect the cost of both awarded patents and patents pending.  The Company amortizes the cost of these patents over the estimated useful life of the patents up to seven years.  If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded for a particular patent or elects to discontinue payment of required maintenance fees for a particular patent, the Company at that time records as expense the net capitalized amount of such patent application or patent.  Amortization expense for patents totaled $41,000 and $65,000 during the three months ending June 30, 2003 and 2002, respectively.  Expense for abandonment of certain patents totaled $16,000 and $3,000 during the three months ending June 30, 2003 and 2002, respectively.

8.               Research and Development

                                                Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing and testing new products and improving existing products.  Research and development costs consist of the following amounts (in thousands).

	Three Months Ended
	June 30, 2003	June 30, 2002

Internally funded	$4,033	$5,941
Incurred under government contracts and grants	90	73
Total research and development	$4,123	$6,014

9.               Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis.  Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Other than the reported net loss, there were no components of comprehensive income or loss that require disclosure for the three months ended June 30, 2003 and 2002, respectively.

10.         Segment and Enterprise Wide Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise.  The Company believes that it operates in one business segment— the research, development and sale of medical devices to assist or replace the pumping function of the failing heart.  Substantially all the Company’s assets are located within the United States.  International sales accounted for 10% and 8% of total product revenue during the three months ended June 30, 2003 and 2002, respectively.

11.         Commitments and Contingencies

Agreements in the ordinary course of its business – We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers, that include indemnification provisions.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003 and March 31, 2003.

Patent indemnifications – In many sales transactions, we indemnify customers against possible claims of patent infringement caused by our products.  The indemnifications contained within sales contracts usually do not include limits on the claims. We have never incurred any material costs to defend lawsuits or settle patent infringement claims related to sales transactions.  As a result, the estimated fair value of the potential liability is minimal.  Accordingly, we have no liabilities recorded for patent infringement as of June 30, 2003 and March 31, 2003.

Indemnification of Officers and Directors –  Our corporate by-laws permit us, except to the extent expressly prohibited by law, to indemnify our officers, directors, employees and agents against judgments, fines, penalties and amounts paid in settlement, including legal fees and all appeals, incurred in connection with civil or criminal action or proceedings, as it relates to their services to ABIOMED and its subsidiaries in any capacity.  The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in our best interests.  We have also entered into indemnification agreements with each of our directors. The indemnification agreements are intended to require us to provide the maximum indemnification permitted by law. Our by-laws and the indemnification agreements provide no limit on the amount of the indemnification; however, we have purchased directors and officers insurance coverage to cover claims made against directors and officers during the applicable policy periods.  As a result of the insurance policy coverage, the estimated fair value of these indemnification provisions is minimal.  Accordingly, we have no liabilities recorded for these provisions as of June 30, 2003 and March 31, 2003.

12.         New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company does not expect the adoption of EITF Issue 00-21 to have a material impact on its financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement will be effective in fiscal 2004 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.  We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations.

ABIOMED, INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, warranty obligations, inventory valuations, intellectual property and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. SEC Staff Accounting Bulletin No. 101 (“SAB 101”) provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB 101 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met:  (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.   Further, SAB 101 requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized.  We believe that our revenue recognition policies are in compliance with SAB 101.

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

Product revenues are also derived from extended-term contracts with certain of our customers, which contracts provide the customers with units of our BVS product under extended-term contracts. These contracts, which typically have terms of one to three years, provide for the Company to receive a fixed, non-refundable amount of money over a set period of time in return for our providing these customers with BVS consoles and blood pumps at the start of the contract and restocking the customer with BVS blood pumps during the term of the contract. The exact quantity of such additional pumps to be supplied, if any, is limited to the actual usage of the product by the customer to support their patients. Under these contracts, we recognize revenue, and record related cost of product revenues, ratably over the term of the contract using an estimated per unit selling price based upon actual shipments of pumps to customers compared to the maximum number of additional pumps allowable under the contract, or when a maximum number is not specified, compared to our estimate of additional pumps that might be required by the customer. In the majority of contracts that contain contractual limits on the number of pumps, customers do not use the maximum number of allowable pumps and, as a result, we recognize the remaining deferred revenue at the end of the contract term with no corresponding cost of revenue. When we do not have a contractual maximum number of pumps upon which to rely, we estimate customer blood pump usage and resulting per unit selling price based upon historical experience and based on information from our customers. We update these estimates over the term of a contract based upon significant and quantifiable changes in customer information.

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

Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We maintain a valuation allowance to fully offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that the Company will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period such a determination was made.

COMMITMENTS AND CONTINGENCIES

Agreements in the ordinary course of its business – We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers, that include indemnification provisions.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003 and March 31, 2003.

Patent indemnifications – In many sales transactions, we indemnify customers against possible claims of patent infringement caused by our products.  The indemnifications contained within sales contracts usually do not include limits on the claims. We have never incurred any material costs to defend lawsuits or settle patent infringement claims related to sales transactions.  As a result, the estimated fair value of the potential liability is minimal.  Accordingly, we have no liabilities recorded for patent infringement as of June 30, 2003 and March 31, 2003.

Indemnification of Officers and Directors –  Our corporate by-laws permit us, except to the extent expressly prohibited by law, to indemnify our officers, directors, employees and agents against judgments, fines, penalties and amounts paid in settlement, including legal fees and all appeals, incurred in connection with civil or criminal action or proceedings, as it relates to their services to ABIOMED and its subsidiaries in any capacity.  The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in our best interests.  We have also entered into indemnification agreements with each of our directors. The indemnification agreements are intended to require us to provide the maximum indemnification permitted by law. Our by-laws and the indemnification agreements provide no limit on the amount of the indemnification; however, we have purchased directors and officers insurance coverage to cover claims made against directors and officers during the applicable policy periods.  As a result of the insurance policy coverage, the estimated fair value of these indemnification provisions is minimal.  Accordingly, we have no liabilities recorded for these provisions as of June 30, 2003 and March 31, 2003.

RESULTS OF OPERATIONS

The unaudited consolidated financial statements, presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest audited annual financial statements contained in our annual report on Form 10-K for the year ended March 31, 2003 and which have been filed with the Securities and Exchange Commission.

THREE MONTHS ENDING JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDING JUNE 30, 2002

PRODUCT REVENUES

Our BVS product offering is a mature product line that consists primarily of a computer-controlled drive and control console and single-use blood pumps.  In the United States we have penetrated over 70% of medical centers that perform more than 500 open-heart procedures per year with our consoles and as a result our primary revenue growth potential in recent years has been from reorders of our BVS disposable blood pumps to existing customers.  During the three months ended June 30, 2003, both reorder revenue and unit shipments for these reorder pumps increased by 26% in comparison to the three months ended June 30, 2002. Despite this growth in our BVS blood pump reorder revenues, product revenues decreased by $0.1 million, or 2%, from $5.1 million in the three months ended June 30, 2002 to $5.0 million in the three months ended June 30, 2003.  This decrease is primarily due to a reduction in revenues recognized from BVS blood pumps shipped under extended term contracts and reduced orders of consoles and blood pumps to new customers.  International sales accounted for 10% and 8% of total product revenue during the three months ended June 30, 2003 and 2002, respectively.

FUNDED RESEARCH AND DEVELOPMENT REVENUES

Our recent efforts to obtain research and development contracts and grants have been limited, as a result of redirecting our technical personnel and other resources towards development and commercialization of existing technology.  As a result, funded research and development revenues were minimal at $0.1 million and $0.2 million during the three months ending June 30, 2003 and 2002, respectively.

We account for funded research and development revenues as work is performed.  As of June 30, 2003, our total backlog of government research and development contracts and grants was $0.4 million.  All of these contracts and grants contain provisions that make them terminable at the convenience of the government.  ABIOMED retains rights to commercialize all technological discoveries and products resulting from these efforts.

COST OF PRODUCT REVENUES

Cost of product revenues as a percentage of product revenues was 24% in the three months ending June 30, 2003 compared to 33% in the three months ending June 30, 2002.  This reduction for the quarter is due to timing effects related primarily to two factors:  1) the redirection during this fiscal period of indirect manufacturing resources to new products under development that are approaching commercial introduction but continue to be charged to research and development, and 2) a write-down of product inventory during the quarter ending June 30, 2002.  We expect moving forward that our overall margins may fluctuate as we commercially introduce our new products.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased by $1.9 million, or 31% to $4.1 million in the three months ended June 30, 2003, from $6.0 million in the three months ended June 30, 2002. The decrease during the three months ending June 30, 2003 in comparison to the same period a year earlier is primarily related to reductions in material and labor costs associated with development and pilot manufacturing for the AbioCor.  Research and development expense during the quarter consisted of continued clinical and development efforts related to the AbioCor, the AbioCor II and our continued efforts to enhance and extend the existing BVS and new AB5000 product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $0.3 million, or 10%, to $3.2 million in the three months ended June 30, 2003, from $3.5 million in the three months ended June 30, 2002.  The decrease was primarily attributable to reductions in selling and clinical support expenses as a result of steps we took early in the quarter to streamline our field operations.

INTEREST AND OTHER INCOME

Interest and other income consist primarily of interest earned on our investment balances, net of expenses and foreign exchange gain or loss.  Interest and other income decreased by $0.1 million to $0.3 million for the three months ended June 30, 2003 from $0.4 million for the three months ended June 30, 2002.  The decrease was primarily due to reduced yields on investments resulting from lower average interest rates and lower average funds available for investment during the quarter just ended.

NET LOSS

Net loss for the three months ended June 30, 2003 was approximately $3.2 million, or $0.15 per share.  This compares to a net loss of approximately $5.5 million, or $0.26 per share, in the same period of the previous year. The loss for the quarter ended June 30, 2003 is primarily attributable to the substantial investment we are making towards developing and clinically testing the AbioCor.

LIQUIDITY AND CAPITAL RESOURCES

We have supported our operations primarily with net revenues from sales of our BVS product line, government contracts and proceeds from our equity financings.  As of June 30, 2003, our cash, cash equivalents and marketable securities totaled $50.5 million.

During the past year, including the quarter just completed, we streamlined our operations to improve productivity and align human and other resources with the needs of the Company as it expands its commercial introduction of the AB5000 console, new generations of heart assist blood pumps designed for various patient applications, and the commercial introduction of the AbioCor subject to approval of an Humanitarian Device Exemption (“HDE”) by the FDA.  As a result, we have reduced our cash consumption, as determined by the combined net change in our cash and short-term marketable securities, from $7.1 million during the three months ending June 30, 2002 to $4.0 million during the three months ending June 30, 2003, or a decrease of $3.1 million.

We believe that our revenue from product sales together with existing resources will be sufficient to fund our planned operations, including the planned expenditures for our internally funded AbioCor, AbioCor II, new BVS product extension efforts and AB5000 development for at least the next twelve months. However, we may require significant additional funds in order to complete the development, conduct clinical trials, and achieve regulatory approvals of the AbioCor, AbioCor II and other products under development over the next several years. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.

During the three months ended June 30, 2003, operating activities used $3.8 million of cash.  Net cash used by operating activities during this period reflected a net loss of $3.2 million, including non-cash depreciation and amortization expense of $0.4 million.  Cash also decreased during the period as a result of an increase in inventory and prepaid expenses and other assets of $0.2 million and $0.4 million, respectively.  Decreases in accounts payable and accrued expenses further reduced our cash by $1.6 million.  These uses of cash were partially offset by a decrease in trade receivables of $1.1 million.

During the three months ended June 30, 2003, investing activities generated $1.1 million of cash.  Approximately $1.2 million in cash was generated from the sale of short-term marketable securities, net of purchases of similar securities.  We expended $0.1 million in cash for capital equipment and leasehold improvements during the three months ended June 30, 2003.

Income taxes incurred during the three months ended June 30, 2003 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company does not expect the adoption of EITF Issue 00-21 to have a material impact on its financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement will be effective in fiscal 2004 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.  We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations.

RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

This document contains forward-looking statements, including statements regarding new products under development and adequacy of existing resources.  The Company’s actual results, including our AbioCor and AbioCor II development, commercial introduction of our new AB5000 console, BVS enhancements and adequacy of resources, may differ materially based on a number of factors, both known and unknown, including: use of estimates, uncertainty of product development, clinical trials, regulatory approvals and commercial acceptance; complex manufacturing; high quality requirements; the need to demonstrate required reliability of products under development; dependence on key personnel; difficulties in attracting and retaining key personnel; competition and technological change; government regulations including the FDA and other regulatory agencies; risks associated with international expansion; dependence on limited sources of supply; future capital needs and uncertainty of additional funding; dependence on third-party reimbursement; potential inadequacy of product liability insurance; dependence on patents and proprietary rights; and other risks detailed in our Form 10-K for the year ended March 31, 2003 with the U.S. Securities and Exchange Commission. Investors are cautioned that all such statements involve risks and uncertainties.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ABIOMED, INC. AND SUBSIDIARIES

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE

ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not use derivative financial instruments for speculative or trading purposes.  However, it is exposed to market risk related to changes in interest rates.  The Company maintains an investment portfolio consisting mainly of federal agency obligations, state and municipal bonds, and U.S. Treasury notes with maturities of one year or less. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2003, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold the majority of its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

ABIOMED, INC. AND SUBSIDIARIES

ITEM 4: CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer, our Acting Chief Financial Officer (the principal accounting officer), and other members of our senior management team held a Disclosure Committee meeting on August 5, 2003, for the purposes of evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15a-15(e)).  Based on such evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including our consolidated subsidiaries, in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Changes in Internal Controls.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by the Exchange Act Rules 13a-15(d) and 15d-15(d) that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ABIOMED, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

	(3)	Articles of Incorporation and By-Laws.
		(3.1)	Restated Certificate of Incorporation - filed as Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-36657) (the “1997 Registration Statement”).*

		(3.2)	Restated By-Laws - filed as Exhibit 3.02 to our Quarterly Report on From 10-Q for the quarter ended September 30, 1996.*

		(3.3)	Certificate of Designations of Series A Junior Participating Preferred Stock - filed as Exhibit 3.3 to the 1997 Registration Statement.*

(3.4)

Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of Common Stock from 25,000,000 to 100,000,000 - filed in conjunction with the Company’s 2000 definitive proxy statement.*

	(4)	Instruments defining the rights of security holders, including indentures.
		(4.1)	Specimen Certificate of Common Stock - filed as Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 33-14861) (the “1987 Registration Statement”).*

(4.2)

Description of Capital Stock (contained in the Restated Certificate of Incorporation filed as Exhibit 3.1 to the 1997 Registration Statement and in the Certificate of Designations of Series A Junior Participating Preferred Stock filed as Exhibit 3.3 to the 1997 Registration Statement).*

(4.3)

Rights Agreement between ABIOMED, Inc. and its Rights Agent dated as of August 13, 1997 (including Form of Rights Certificate attached thereto as Exhibit A) - filed as Exhibit 4 to our Current Report on Form 8-K, dated August 13, 1997.*

(10)	Material contracts.

	(10.1)	Form of Indemnification Agreement for Directors and Officers - filed as Exhibit 10.13 to the 1987 Registration Statement.*

	(10.2)	1992 Combination Stock Option Plan, as amended - filed as Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 30, 1997 (the “September 1997 10-Q”).* **

	(10.3)	1988 Employee Stock Purchase Plan, as amended - filed as Exhibit 10.1 to our September 1997 10-Q.* **

	(10.4)	1989 Non-Qualified Stock Option Plan for Non-Employee Directors - filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 30, 1995.* **

	(10.5)	Facility Lease dated January 8, 1999 for the premises at 22 Cherry Hill Drive - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended December 31, 1998.*

	(10.6)	1998 Equity Incentive Plan - filed as Exhibit 10 to our Form 10-Q/A for the fiscal quarter ended September 30, 1998.* **

	(10.7)	Form of Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

	(10.8)	Schedule related to Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

	(10.9)	2000 Stock Incentive Plan Agreement - filed as Exhibit 4.3 to our Registration Statement on Form S-8 (Registration No. 333-103245. * **

(11)		Statement regarding computation of Per Share Earnings - see Note 5, Notes to Consolidated Financial Statements.

(31)	Rule 13a-14(a)/15d-14(a) Certifications
	(31.1)	Certification of David M. Lederman, President and Chief Executive Officer of ABIOMED, Inc.

		(31.2)	Certification of Charles B. Haaser, Acting Chief Financial Officer and Controller (Principal Accounting and Financial Officer) of ABIOMED, Inc.

	(32)	Section 1350 Certifications

		(32.1)	Certification of David M. Lederman, President and Chief Executive Officer and Charles B. Haaser, Acting Chief Financial Officer (Principal Accounting and Financial Officer) of ABIOMED, Inc.

b)	Reports on Form 8-K

None

*                 In accordance with Rule 12b-32 under the Securities Exchange Act of 1934 reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**          Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: August 11, 2003	/s/ Charles B. Haaser

Charles B. Haaser Controller Principal Accounting Officer Principal Financial Officer