Form 10-Q
period 2003-09-30
ABIOMED INC
filed 2003-10-30
CIK 815094

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes                            ☒                                                                                    No                                ☐

As of October 28, 2003, there were 21,134,262 shares outstanding of the registrant’s Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands)

ASSETS

	September 30, 2003	March 31, 2003

Current Assets:
Cash and cash equivalents	$42,257	$44,572
Short-term marketable securities (Note 6)	6,507	9,877
Accounts receivable, net of allowance for doubtful accounts of $96 at September 30, 2003 and $171 at March 31, 2003	3,352	5,394
Inventories (Note 4)	3,323	2,856
Prepaid expenses and other current assets	975	884
Total current assets	56,414	63,583

Property and Equipment, at cost:
Machinery and equipment	9,393	9,231
Furniture and fixtures	1,162	1,160
Leasehold improvements	2,184	2,167
	12,739	12,558

Less: Accumulated depreciation and amortization	9,178	8,550
	3,561	4,008

Intellectual Property and Other Assets, net (Note 7)	640	746

Total assets	$60,615	$68,337

The accompanying notes are an integral part
of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2003	March 31, 2003

Current Liabilities:
Accounts payable	$788	$1,050
Accrued expenses	2,608	4,152
Deferred revenues	744	1,045
Total current liabilities	4,140	6,247

Commitments and Contingencies (Note 11)	—	—

Stockholders’ Equity:
Class B Preferred Stock, $.01 par value- Authorized- 1,000,000 shares Issued and outstanding-none	—	—
Common Stock, $.01 par value- Authorized- 100,000,000 shares Issued and outstanding- 21,130,462 shares at September 30, 2003 and 21,047,918 shares at March 31, 2003	211	210
Additional paid-in capital	164,281	163,951
Accumulated deficit	(108,017)	(102,071)
Total stockholders’ equity	56,475	62,090

Total liabilities and stockholders’ equity	$60,615	$68,337

The accompanying notes are an integral part
of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)
(in thousands, except per share and share data)

	Three Months Ended		Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Revenues:
Products	$5,286	$5,453	$10,299	$10,587
Funded research and development	55	123	142	295
	5,341	5,576	10,441	10,882

Costs and expenses:
Cost of product revenues	1,411	1,598	2,633	3,271
Research and development (Note 8)	3,593	5,284	7,716	11,298
Selling, general and administrative	3,217	4,214	6,418	7,756
	8,221	11,096	16,767	22,325

Loss from operations	(2,880)	(5,520)	(6,326)	(11,443)

Other income (expense), net
Investment income	141	308	315	695
Foreign exchange gain (loss)	(25)	17	57	50
Other	3	3	8	6
	119	328	380	751

Net loss	$(2,761)	$(5,192)	$(5,946)	$(10,692)

Basic and diluted net loss per share (Note 5):	$(0.13)	$(0.25)	$(0.28)	$(0.51)

Weighted average shares outstanding (Note 5):	21,075,718	20,983,932	21,065,168	20,969,861

The accompanying notes are an integral part
of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)
(in thousands)

	Six Months Ended
	September 30, 2003	September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,946)	$(10,692)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	709	992
Bad debt expense	—	148
Loss on abandonment of patents	38	20
Stock-based compensation	52	—
Changes in assets and liabilities-
Accounts receivable	2,042	1,500
Inventories	(467)	159
Prepaid expenses, other current assets and other assets	(88)	(22)
Accounts payable	(262)	(927)
Accrued expenses	(1,544)	(957)
Deferred revenues	(301)	(290)

Net cash used in operating activities	(5,767)	(10,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of short-term marketable securities	3,900	20,250
Purchases of short-term marketable securities	(530)	(6,865)
Additions to patents	(16)	(97)
Purchases of property and equipment	(181)	(546)

Net cash provided by investing activities	3,173	12,742

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock issued under employee stock purchase plan	279	295
Repayments of long-term debt and capital lease obligation	—	(40)

Net cash provided by financing activities	279	255

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,315)	2,928

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT BEGINNING OF PERIOD	44,572	45,667

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT END OF PERIOD	$42,257	$48,595

The accompanying notes are an integral part
of these consolidated financial statements.

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

In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of September 30, 2003 and for the three and six months then ended.  The results of operations for the three and six months ended September 30, 2003 may not be indicative of the results that may be expected for the full fiscal year.

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

If compensation cost for grants issued during the three and six months ended September 30, 2003 and 2002 under stock-based compensation plans had been determined based on Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s pro forma net loss and pro forma loss per share would have been as follows (in thousands, except per share data):

	Three Month Ended		Six Month Ended
	Sept. 30 2003	Sept. 30 2002	Sept. 30 2003	Sept. 30 2002

Net loss, as reported	$(2,761)	$(5,192)	$(5,946)	$(10,692)
Add: Stock based employee compensation included in reported net loss	5	—	52	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(446)	(471)	(906)	(925)

Pro forma net loss	$(3,202)	$(5,663)	$(6,800)	$(11,617)

Basic and diluted loss per share
As reported	$(0.13)	$(0.25)	$(0.28)	$(0.51)
Pro forma	$(0.15)	$(0.27)	$(0.32)	$(0.55)

During the six months ending September 30, 2003, options to purchase 482,006 shares of Common Stock were granted at prices ranging from $0.01 to $8.70.  With the exception of 18,754 options that were granted to certain employees with an exercise price of $0.01 per share, all options granted during the period were awarded with an exercise price equal to the fair market value on the date of grant.  For the options granted below fair market value, compensation expense of $87,000 will be recognized ratably over the four-year vesting period.  The fair value per share of the options granted during the six months ending September 30, 2003 and 2002 was computed as $1.52 and $1.69, per share, respectively, and was calculated using the Black-Scholes option-pricing model with the assumptions in the chart below.

	Six Months Ended
	September 30 2003	September 30 2002

Risk-free interest rate	2.85%	2.92%
Expected dividend yield	—	—
Expected option term in years	5 years	5 years
Assumed stock price volatility	86%	85%

During the six months ending September 30, 2003, certain directors of the Company who are not employees were granted and received a combined total of 9,552 shares of Common Stock as a result of their election to receive their annual retainer of $15,000 in stock in lieu of cash compensation.  These grants were issued from the Company’s 1989 Non-Qualified Stock Option Plan for Non-Employee Directors.

4.               Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30 2003	March 31 2003

Raw materials	$1,138	$1,407
Work-in-process	774	794
Finished goods	1,411	655

	$3,323	$2,856

Finished goods and work-in-process inventories consist of direct material, labor and overhead.  Inventories do not currently include any costs associated with AbioCor, AbioCor II, or other products under development as these costs are expensed as research and development.

5.               Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period.  Dilutive shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) common stock from outstanding stock options and warrants based on the treasury stock method.  In periods when net income is reported, the calculation of diluted net income per share typically results in lower earnings per share than is calculated using the basic method.  In periods when a net loss is reported, such as the three and six-month periods ending September 30, 2003 and September 30, 2002, these potential shares from stock options and warrants are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced.  Therefore, in periods when a loss is reported the calculation of basic and dilutive loss per share result in the same value.

The calculation of diluted weighted average shares outstanding for the three and six months ended September 30, 2003 and 2002 excludes potential stock from unexercised stock options that have a purchase price below the average market price during the reporting periods as shown below.

	Three Months Ended		Six Month Ended
	Sept. 30 2003	Sept. 30 2002	Sept. 30 2003	Sept. 30 2002

Potential dilutive shares from exercise of common stock options	179,109	82,523	74,919	214,176

The calculation of diluted weighted average shares outstanding for the three and six months ended September 30, 2003 and 2002 also excludes unissued shares of Common Stock associated with outstanding stock options that have exercise prices greater than the average market price of ABIOMED Common Stock during the period as shown in the table below.

	Three Months Ended		Six Month Ended
	Sept. 30 2003	Sept. 30 2002	Sept. 30 2003	Sept. 30 2002

Outstanding stock options with exercise prices greater than average market price	2,184,130	2,822,103	2,748,479	1,983,801

The calculation of diluted weighted average shares outstanding for each period also excludes warrants to purchase up to 400,000 shares of common stock issued in connection with the purchase of intellectual property.

6.               Marketable Securities

The amortized costs and market value of marketable securities were approximately $6,507,000 and $6,587,000 at September 30, 2003 and  $9,877,000 and $9,858,000 at March 31, 2003, respectively. On both of these dates, these short-term investments consisted primarily of government securities.

7.               Intellectual Property and Other Assets

The Company capitalizes certain third-party costs relating to patenting its technology.  Capitalized costs, the majority of which represent legal costs, reflect the cost of both awarded patents and patents pending.  The Company amortizes the cost of these patents over the estimated useful life of the patents up to seven years.  If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded for a particular patent or elects to discontinue payment of required maintenance fees for a particular patent, the Company at that time records as expense the net capitalized amount of such patent application or patent.  Patent amortization expense was $40,000 and $61,000 for the three months ending September 30, 2003 and 2002 and $81,000 and $126,000 for the six months ending September 30, 2003 and 2002, respectively.  Expense from abandonment of certain patents was $22,000 and $17,000 for the three months ending September 30, 2003 and 2002 and $38,000 and $20,000 for the six months ending September 30, 2003 and 2002, respectively.

8.               Research and Development

Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing and testing new products and improving existing products.  Research and development costs for the three and six months ending September 30, 2003 and 2002 consist of the following amounts (in thousands).

	Three Months Ended		Six Month Ended
	Sept. 30 2003	Sept. 30 2002	Sept. 30 2003	Sept. 30 2002

Internally funded	$3,503	$5,234	$7,536	$11,175
Incurred under government contracts and grants	90	50	180	123

Total research and development expense	$3,593	$5,284	$7,716	$11,298

9.               Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis.  Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Other than the reported net loss, there were no components of comprehensive income or loss that require disclosure for the three and six months ended September 30, 2003 and 2002, respectively.

10.         Segment and Enterprise Wide Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise.  The Company believes that it operates in one business segment— the research, development and sale of medical devices to assist or replace the pumping function of the failing heart.  Substantially all the Company’s assets are located within the United States.  International sales accounted for 12% and 5% of total product revenue during the three months ending September 30, 2003 and 2002, respectively, and 11% and 6% for the six months ending September 30, 2003 and 2002, respectively.

11.         Commitments and Contingencies

Agreements in the ordinary course of its business – We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers, that include indemnification provisions.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003 and March 31, 2003.

Patent indemnifications – In many sales transactions, we indemnify customers against possible claims of patent infringement caused by our products.  The indemnifications contained within sales contracts usually do not include limits on the claims. We have never incurred any material costs to defend lawsuits or settle patent infringement claims related to sales transactions.  As a result, the estimated fair value of the potential liability is minimal.  Accordingly, we have no liabilities recorded for patent infringement as of September 30, 2003 and March 31, 2003.

Indemnification of Officers and Directors – Our corporate by-laws permit us, except to the extent expressly prohibited by law, to indemnify our officers, directors, employees and agents against judgments, fines, penalties and amounts paid in settlement, including legal fees and all appeals, incurred in connection with civil or criminal action or proceedings, as it relates to their services to ABIOMED and its subsidiaries in any capacity.  The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in our best interests.  We have also entered into indemnification agreements with each of our directors. The indemnification agreements are intended to require us to provide the maximum indemnification permitted by law. Our by-laws and the indemnification agreements provide no limit on the amount of the indemnification; however, we have purchased directors and officers insurance coverage to cover claims made against directors and officers during the applicable policy periods.  As a result of the insurance policy coverage, the estimated fair value of these indemnification provisions is minimal.  Accordingly, we have no liabilities recorded for these provisions as of September 30, 2003 and March 31, 2003.

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

The provisions of EITF Issue 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Adoption of EITF Issue 00-21 did not have a material impact on our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective in fiscal 2004 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.  The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

ABIOMED’s discussion of financial condition and results of operations may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our actual results may differ materially from those anticipated in these forward-looking statements based upon a number of factors, including uncertainties associated with development, testing and related regulatory approvals, anticipated future losses, complex manufacturing, high quality requirements, dependence on limited sources of supply, competition, market acceptance of our new products, technological change, government regulation, future capital needs and uncertainty of additional financing and other risks detailed in the Company’s filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Release.  In particular, we encourage you to review the risks and uncertainties detailed in our Form 10-K for the year ended March 31, 2003 filed with the U.S. Securities and Exchange Commission. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date of this Release or to reflect the occurrence of unanticipated events.

INTRODUCTION

We are a leading developer, manufacturer and marketer of medical products designed to assist or replace the pumping function of the failing heart.  We believe that our BVS 5000 Biventricular Support System, which provides short-term circulatory support for patients whose heart has failed but may recover, is the most widely used advanced circulatory support system in the world approved by the United States Food and Drug Administration (FDA).  The BVS system has been placed in more than 700 hospitals worldwide and has supported more than 6,000 patients.  Our new AB5000 Circulatory Support System has recently been approved for commercial distribution by the FDA for support of all patients with failed but potentially recoverable hearts, and is especially well adapted for patients who are likely to benefit from ambulation.  It also provides substantial advantages with regard to ease of use, patient transport between hospitals, and patient comfort and convenience.  We plan in the future to use the AB5000 platform to seek marketing approval for expanded indications for use and longer periods of patient support.

Our AbioCor Implantable Replacement Heart is the subject of an initial clinical trial conducted under an Investigational Device Exemption from the United States Food and Drug Administration.  The AbioCor has not been approved for commercial distribution, and is not available for use or sale outside of the initial clinical trial.  We have announced our intention to seek initial marketing approval for the AbioCor through a Humanitarian Device Exemption (HDE), which would allow sale of the AbioCor to treat irreversible biventricular heart failure for a defined subset of patients.  We recently received the FDA’s designation of the AbioCor as a Humanitarian Use Device (HUD).  The HUD designation is an essential regulatory prerequisite for an HDE.   We are also developing the AbioCor II, a smaller

replacement heart, appropriate for a larger proportion of the total potential replacement heart patient population, based in part on an alternative technology.  The AbioCor II is currently undergoing reliability testing and has entered initial animal testing.

THE ABIOCOR CLINICAL TRIAL

We have enrolled 11 patients to date in the initial AbioCor clinical trial.  All of the enrollees have been congestive heart failure patients clinically evaluated as having a very high probability of death in less than 30 days despite optimal available therapies.  Nine patients survived the implant procedure and have been supported by the AbioCor for a mean support duration of nearly 6 months per patient.  Three patients made multiple out-of-hospital excursions, 2 were discharged from the hospital, and 1 was discharged to home where he lived with minimal direct medical support until a component of the AbioCor wore out, in predicted and closely monitored fashion, after 17 months of full circulatory support.  We believe that we have addressed this wear-out mechanism in order to achieve improved device longevity.  No patient is currently alive, and no patient death has been attributed to device failure other than predicted wear-out.  Several of our clinical sites continue to review potential clinical trial enrollees.  If we succeed in our enrollment objectives and patient outcome expectations, we should be in a position to achieve initial marketing approval for the first generation AbioCor through a Humanitarian Device Exemption (HDE).  We believe that the rate of patient enrollments in the next few months will determine whether our goal of obtaining HDE approval during the second half of calendar year 2004 can be attained.

In July 2003 we convened a meeting of our active clinical investigators and other leading physicians to review clinical data from the AbioCor clinical trial in order to assure that we had the best possible understanding of how to minimize the risk of adverse clinical events, such as stroke, for future patients.  The preliminary findings of that meeting were that adverse events experienced by some patients in the AbioCor clinical trial, in particular strokes, were not caused by any fundamental flaws in the design of the AbioCor, but were likely addressable through patient and device management, such as improved protocols for day-to-day clinical management of patients and for control of the AbioCor’s operation, as well as refinements of manufacturing processes to improve even further the quality of the blood contacting components.

Our comprehensive clinical data review, which continued longer than was originally anticipated, is now complete.  The review process reinforced our initial findings, and we have reached substantive conclusions as to actions to be implemented to reduce the rate of adverse events.  We are working with our active participating physicians to develop operational clinical protocols in preparation for enrollment of the next patients in the trial.

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

Critical accounting estimates and policies that guide our discussion are described at the end of this section.

THREE MONTHS AND SIX MONTHS ENDING SEPTEMBER 30, 2003 COMPARED WITH COMPARABLE PERIODS ENDING SEPTEMBER 30, 2002

PRODUCT REVENUES

In recent years, BVS blood pump reorders have been the most important part of our revenue stream. Reorder shipments of BVS disposable blood pumps during the three months ending September 30, 2003 were comparable to shipments during the three months ending September 30, 2002.  Overall product revenues for the quarter were $5.3 million versus $5.5 million for the three months ending September 30, 2002.  We have experienced a slight reduction in BVS console sales in light of our existing high level of BVS console penetration of our potential market and the FDA approval earlier this fiscal year of our new AB5000 console. International sales accounted for 12% and 5% of total product revenue during the three months ended September 30, 2003 and 2002, respectively.

The greatest portion of our product revenues in the quarter was derived from sales of our BVS 5000 blood pumps. In the last week of September 2003, we received FDA approval under a PMA Supplement, for our AB5000 Circulatory Support System Ventricle.  This new ventricle is the first of a planned series of new disposable blood pumps that will operate with the new AB5000 Circulatory Support Console. The AB5000 Ventricle provides temporary support for one or both sides of the natural heart in circumstances where the heart has failed but has the potential to recover.  It is particularly well adapted for patients who can be ambulated, and complements our current BVS product line.  We expect a carefully controlled clinical introduction of the new AB5000 console and ventricles during our third fiscal quarter, and a full commercial rollout of the new ventricle during our fourth fiscal quarter.  We will continue to sell BVS 5000 blood pumps for use in those patients who are expected to recover heart function after approximately 5 days of bedside support, and we expect that portion of our product line to remain an important revenue source for the foreseeable future.

For the six months ended September 30, 2003 overall product revenues were $10.3 million as compared to $10.6 million for the six months ended September 30, 2002.  The slight period-to-period decline was the result of a reduction in both BVS 5000 console sales to new customers and revenues recognized from BVS blood pumps shipped under extended term contracts.  BVS blood pump reorder revenue increased by 8% during the six months ending September 30, 2003 as compared with the six months ending September 30, 2002. International sales accounted for 11% and 6% of total product revenue during the six months ended September 30, 2003 and 2002, respectively.

FUNDED RESEARCH AND DEVELOPMENT REVENUES

Our recent efforts to obtain research and development contracts and grants have been limited, as a result of redirecting our technical personnel and other resources towards development and commercialization of existing technology during recent years.  As a result, externally funded research and development revenues were minimal at $0.1 million for both the three months ending September 30, 2003 and 2002.

Funded research and development revenues were $0.1 million and $0.3 million for the six months ending September 30, 2003 and 2002, respectively.

We account for funded research and development revenues as work is performed.  As of September 30, 2003, our total backlog of government research and development contracts and grants was $0.5 million.  All of these contracts and grants contain provisions that make them terminable at the convenience of the government.  ABIOMED retains rights to commercialize all technological discoveries and products resulting from these efforts.

COST OF PRODUCT REVENUES

Our margin on product revenues improved in the quarter ending September 30, 2003 compared with the same quarter of the prior year.  Cost of product revenues as a percentage of product revenues was 27% in the three months ending September 30, 2003 compared to 29% in the three months ending September 30, 2002. Cost of product revenues as a percentage of product revenues was 26% in the six months ending September 30, 2003 compared to 31% in the six months ending September 30, 2002.  We expect that gradual growth of the AB5000 product line in future quarters will contribute to continued improvement in our cost of products as we complement our existing BVS product line with increased manufacturing and sales of our new AB5000 product line.

RESEARCH AND DEVELOPMENT EXPENSES

Our evolution from technology dominated activities toward commercial operations is reflected in our shifting of investment from research and development to commercial application of the developed technology.  Research and development expense was $3.6 million in the three months ended September 30, 2003, compared to $5.3 million in the corresponding three months of 2002; a reduction of $1.7 million, or 32%. The decrease is primarily related to reductions in costs associated with development and pilot manufacturing for the AbioCor.  Research and development expenses during the quarter consisted of continued clinical and development efforts related to the AbioCor, the AbioCor II and our continued efforts to enhance and extend the existing BVS and new AB5000 product lines.

Research and development expenses decreased by $3.6 million, or 32% to $7.7 million in the six months ended September 30, 2003, from $11.3 million in the six months ended September 30, 2002.  This decrease is attributable to the reasons explained above for the current quarter just ended.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $1.0 million, or 24%, to $3.2 million in the three months ended September 30, 2003, from $4.2 million in the three months ended September 30, 2002. The decrease was primarily attributable to improved efficiency of our streamlined field operations.

Selling, general and administrative expenses decreased by $1.4 million, or 17%, to $6.4 million in the six months ended September 30, 2003, from $7.8 million in the six months ended September 30, 2002.  In addition to increased sales efficiency, the reduction also reflects significantly higher prior year accounting and legal expenses.

OTHER INCOME (EXPENSE), NET

Other income (expense) consists primarily of interest earned on our investment balances, net of expenses and foreign exchange gain or loss.  Interest and other income decreased by $0.2 million to $0.1 million for the three months ended September 30, 2003 from $0.3 million for the three months ended September 30, 2002, due to lower average interest rates and lower average funds available for investment during the quarter just ended.

Other income (expense) decreased by $0.4 million to $0.4 million for the six months ended September 30, 2003 from $0.8 million for the six months ended September 30, 2002.

NET PROFIT OR LOSS

We continued our substantial improvement in financial performance by narrowing our net loss for the three months ended September 30, 2003 to approximately $2.8 million, or $0.13 per share, compared to a net loss of approximately $5.2 million, or $0.25 per share, in the same period of the previous year.

We substantially reduced our net loss for the six months ended September 30, 2003 to approximately $5.9 million, or $0.28 per share, from approximately $10.7 million, or $0.51 per share, in the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

We have supported our operations primarily with net revenues from sales of our BVS and AB5000 product lines, government contracts and proceeds from our equity financings.  As of September 30, 2003, our cash, cash equivalents and marketable securities totaled $48.8 million.

During the past year we improved our operational efficiency across all functions as we have begun commercial introduction of the AB5000 console and AB5000 Ventricle, continued development of new generations of heart assist blood pumps designed for various patient applications, and progressed towards commercial introduction of the AbioCor subject to approval of a Humanitarian Device Exemption (HDE) by the FDA.  As a result, we have materially reduced our cash consumption, as determined by the combined net change in our cash and short-term marketable securities, from $10.5 million during the six months ending September 30, 2002 to $5.7 million during the six months ending September 30, 2003, or a decrease of $4.8 million.

We believe that our revenue from product sales together with existing resources will be sufficient to fund our planned operations, including the planned expenditures for our internally funded AbioCor, AbioCor II, new BVS product extension efforts and AB5000 development for at least the next twelve months. However, we may require additional funds in order to complete the development, conduct clinical trials, and achieve regulatory approvals of the AbioCor, AbioCor II and other products under development over the next several years. We may also need additional funds for possible strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.

During the six months ended September 30, 2003, operating activities used $5.8 million of cash.  Net cash used by operating activities during this period reflected a net loss of $5.9 million, including non-cash depreciation and amortization expense of $0.7 million.  Decreases in accounts payable and accrued expenses reduced our cash by $1.8 million.  These uses of cash were partially offset by a decrease in trade receivables of $2.0 million.

During the six months ended September 30, 2003, investing activities generated $3.2 million of cash.  Approximately $3.4 million in cash was generated from the sale of short-term marketable securities, net of purchases of similar securities.

Income taxes incurred during the six months ended September 30, 2003 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

OTHER EVENTS

Dorothy E. Puhy, who was elected to ABIOMED’s Board of Directors on June 26, 2003, has been elected by the Board of Directors to Chair the Board’s Audit Committee.  Ms. Puhy is Senior Vice President, Chief Financial Officer and Treasurer of the Dana-Farber Cancer Institute, Inc.

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

We derive our revenues from two principal sources:  (1) product sales, including maintenance service agreements, and (2) funded research and development contracts and grants from government and other third party sources.  The majority of our product revenues are derived from our shipment of BVS and AB5000 products to fulfill customer orders for a specified number of consoles and blood pumps for a specified price. We recognize revenues and record costs related to such sales upon product shipment.

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

Inventories. We value our inventory of products held for sale at the lower of cost or current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. If actual demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, adversely impacting our financial results for the period in which the additional excess or obsolete inventory is identified. All of our inventories are related to our BVS and AB5000 product lines. We do not currently capitalize any costs related to AbioCor inventory since the product is part of a clinical trial and is not available for sale.

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

COMMITMENTS AND CONTINGENCIES

Agreements in the ordinary course of its business – We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers, that include indemnification provisions.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003 and March 31, 2003.

Patent indemnifications – In many sales transactions, we indemnify customers against possible claims of patent infringement caused by our products.  The indemnifications contained within sales contracts usually do not include limits on the claims. We have never incurred any material costs to defend lawsuits or settle patent infringement claims related to sales transactions.  As a result, the estimated fair value of the potential liability is minimal.  Accordingly, we have no liabilities recorded for patent infringement as of September 30, 2003 and March 31, 2003.

Indemnification of Officers and Directors – Our corporate by-laws permit us, except to the extent expressly prohibited by law, to indemnify our officers, directors, employees and agents against judgments, fines, penalties and amounts paid in settlement, including legal fees and all appeals, incurred in connection with civil or criminal action or proceedings, as it relates to their services to ABIOMED and its subsidiaries in any capacity.  The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in our best interests.  We have also entered into indemnification agreements with each of our directors. The indemnification agreements are intended to require us to provide the maximum indemnification permitted by law. Our by-laws and the indemnification agreements provide no limit on the amount of the indemnification; however, we have purchased directors and officers insurance coverage to cover claims made against directors and officers during the applicable policy periods.  As a result of the insurance policy coverage, the estimated fair value of these indemnification provisions is minimal.  Accordingly, we have no liabilities recorded for these provisions as of September 30, 2003 and March 31, 2003.

RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

This document contains forward-looking statements, including statements regarding new products under development and adequacy of existing resources.  The Company’s actual results, including our AbioCor and AbioCor II development, commercial introduction of our new AB5000 console, BVS enhancements and adequacy of resources, may differ materially based on a number of factors, both known and unknown, including: use of estimates, uncertainty of product development, clinical trials, regulatory approvals and commercial acceptance; complex manufacturing; high quality requirements; the need to demonstrate required reliability of products under development; dependence on key personnel; difficulties in attracting and retaining key personnel; competition and technological change; government regulations including the FDA and other regulatory agencies; risks associated with international expansion; dependence on limited sources of supply; future capital needs and uncertainty of additional funding; dependence on third-party reimbursement; potential inadequacy of product liability insurance; dependence on patents and proprietary rights; and other risks detailed in our Form 10-K for the year ended March 31, 2003 filed with the U.S. Securities and Exchange Commission. Investors are cautioned that all such statements involve risks and uncertainties.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE
ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not use derivative financial instruments for speculative or trading purposes.  However, it is exposed to market risk related to changes in interest rates.  The Company maintains an investment portfolio consisting mainly of federal agency obligations, state and municipal bonds, and U.S. Treasury notes with maturities of one year or less. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2003, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold the majority of its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

ITEM 4: CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer, our Acting Chief Financial Officer (the principal accounting officer), all Executive Officers and other members of our senior management team held a Disclosure Committee meeting, chaired by an attorney on our staff, on October 21, 2003, for the purposes of evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15a-15(e)).  Based on such evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including our consolidated subsidiaries, in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Changes in Internal Controls.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by the Exchange Act Rules 13a-15(d) and 15d-15(d) that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                                           Legal Proceedings

None

Item 2.                                                           Changes in Securities

None

Item 3.                                                           Defaults upon Senior Securities

None

Item 4.                                                           Submission of Matters to a Vote of Security Holders

(a) At the Company’s Annual Meeting of Shareholders held on August 13, 2003, the stockholders approved the following:

Elected three persons to serve as Class II directors as follows:

Director	Votes for	Votes Withheld

John F. O’Brien	16,053,038	161,135
Henri A. Termeer	16,079,724	134,449
Dorothy E. Puhy	16,085,088	129,085

In addition, the term of office of the directors whose names are set forth below continued after the meeting:

David M. Lederman

Desmond H. O'Connell, Jr.

W. Gerald Austen, M.D.

Paul B. Fireman

(b) A proposal to amend the Company’s 2000 Stock Incentive Plan to increase the number of shares available for issuance under the Plan from 1,400,000 to 2,900,000 and for certain other purposes.  The proposal received 6,713,702 votes for and 518,654 votes against. There were 173,495 abstentions and 8,808,322 non-voting.

(c) A proposal to amend the Company’s 1988 Employee Stock Purchase Plan to increase the number of shares available for purchase under the Plan from 200,000 to 500,000 and for certain other purposes.  The proposal received 6,941,942 votes for and 299,132 votes against.  There were 164,777 abstentions and 8,808,322 non-voting.

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

(3.2)                      Restated By-Laws - filed as Exhibit 3.02 to our Quarterly Report on From 10-Q for the quarter ended September 30, 1996.*

(3.3)                      Certificate of Designations of Series A Junior Participating Preferred Stock – filed as Exhibit 3.3 to the 1997 Registration Statement.*

(3.4)                      Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of Common Stock from 25,000,000 to 100,000,000 – filed in conjunction with the Company’s 2000 definitive proxy statement.*

(4)                                  Instruments defining the rights of security holders, including indentures.

(4.1)                      Specimen Certificate of Common Stock – filed as Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 33-14861) (the “1987 Registration Statement”).*

(4.2)                      Description of Capital Stock (contained in the Restated Certificate of Incorporation filed as Exhibit 3.1 to the 1997 Registration Statement and in the Certificate of Designations of Series A Junior Participating Preferred Stock filed as Exhibit 3.3 to the 1997 Registration Statement).*

(4.3)                      Rights Agreement between ABIOMED, Inc. and its Rights Agent dated as of August 13, 1997 (including Form of Rights Certificate attached thereto as Exhibit A) – filed as Exhibit 4 to our Current Report on Form 8-K, dated August 13, 1997.*

(10)                            Material contracts.

(10.1)                Form of Indemnification Agreement for Directors and Officers - filed as Exhibit 10.13 to the 1987 Registration Statement.*

(10.2)                1992 Combination Stock Option Plan, as amended - filed as Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 30, 1997 (the “September 1997 10-Q”).*  **

(10.3)                1988 Employee Stock Purchase Plan, as amended - filed as Appendix B to our July 2003 Definitive Proxy Statement.*  **

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

(10.7)                Form of Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.*  **

(10.8)                Schedule related to Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.*  **

(10.9)                2000 Stock Incentive Plan Agreement, as amdended, - filed as Appendix A to our July 2003 Definitive Proxy Statement. *  **

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

b)                                     Reports on Form 8-K

On August 11, 2003, the Company filed a report on Form 8-K under Items 7 and 12.

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

ABIOMED, Inc.

Date: October 30, 2003	/s/ Charles B. Haaser

Charles B. Haaser
Controller
Principal Accounting Officer
Principal Financial Officer