Form 10-Q
period 2003-12-31
ABIOMED INC
filed 2004-02-10
CIK 815094

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

As of February 5, 2004, there were 21,236,234 shares outstanding of the registrant’s Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

ASSETS

	December 31, 2003	March 31, 2003

Current Assets:
Cash and cash equivalents	$15,210	$44,572
Short-term marketable securities (Note 6)	13,182	9,877
Accounts receivable, net of allowance for doubtful accounts of $96 at December 31, 2003 and $171 at March 31, 2003	3,854	5,394
Inventories (Note 4)	2,998	2,856
Prepaid expenses and other current assets	609	884
Total current assets	35,853	63,583

Long-term Investments (Note 6)	19,055	—

Property and Equipment, at cost:
Machinery and equipment	9,417	9,231
Furniture and fixtures	1,162	1,160
Leasehold improvements	2,208	2,167
	12,787	12,558

Less: Accumulated depreciation and amortization	9,482	8,550
	3,305	4,008

Intellectual Property and Other Assets, net (Note 7)	618	746

Total assets	$58,831	$68,337

The accompanying notes are an integral part
of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2003	March 31, 2003

Current Liabilities:
Accounts payable	$1,020	$1,050
Accrued expenses	2,525	4,152
Deferred revenues	438	1,045
Total current liabilities	3,983	6,247

Commitments and Contingencies (Note 11)	—	—

Stockholders’ Equity:
Class B Preferred Stock, $.01 par value- Authorized- 1,000,000 shares Issued and outstanding-none	—	—
Common Stock, $.01 par value- Authorized- 100,000,000 shares Issued and outstanding- 21,212,862 shares at December 31, 2003 and 21,047,918 shares at March 31, 2003	212	210
Additional paid-in capital	164,620	163,951
Accumulated deficit	(109,984)	(102,071)
Total stockholders’ equity	54,848	62,090

Total liabilities and stockholders’ equity	$58,831	$68,337

The accompanying notes are an integral part
of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share and share data)

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

Revenues:
Products	$6,526	$5,591	$16,825	$16,178
Funded research and development	157	29	299	324
	6,683	5,620	17,124	16,502

Costs and expenses:
Cost of product revenues	2,125	2,088	4,758	5,359
Research and development (Note 8)	3,115	4,990	10,831	16,288
Selling, general and administrative	3,680	3,272	10,098	11,028
	8,920	10,350	25,687	32,675

Loss from operations	(2,237)	(4,730)	(8,563)	(16,173)

Other income, net
Investment income	146	255	461	950
Foreign exchange gain	118	30	175	79
Other	6	6	14	13
	270	291	650	1,042

Net loss	$(1,967)	$(4,439)	$(7,913)	$(15,131)

Basic and diluted net loss per share (Note 5):	$(0.09)	$(0.21)	$(0.37)	$(0.72)

Weighted average shares outstanding (Note 5):	21,172,612	21,015,966	21,101,616	20,983,692

The accompanying notes are an integral part
of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	Nine Months Ended
	December 31, 2003	December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,913)	$(15,131)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	1,056	1,325
Bad debt expense	—	148
Loss on abandonment of patents	38	262
Stock-based compensation	57	—
Changes in assets and liabilities-
Accounts receivable	1,540	2,557
Inventories	(142)	808
Prepaid expenses, other current assets and other assets	275	215
Accounts payable	(30)	(1,165)
Accrued expenses	(1,627)	(1,065)
Deferred revenues	(607)	(623)

Net cash used in operating activities	(7,353)	(12,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of short-term investments	10,197	24,250
Purchases of short-term investments	(13,502)	(6,700)
Purchases of long-term investments	(19,055)	—
Additions to patents	(30)	(137)
Purchases of property and equipment	(245)	(691)
Proceeds from disposal of property and equipment	12	26

Net cash provided (used) by investing activities	(22,623)	16,748

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock issued under employee stock purchase plan	614	295
Repayments of capital lease obligation	—	(54)

Net cash provided by financing activities	614	241

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,362)	4,320

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	44,572	45,667

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$15,210	$49,987

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

In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of December 31, 2003 and for the three and nine months then ended.  The results of operations for the three and nine months ended December 31, 2003 may not be indicative of the results that may be expected for the full fiscal year.

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

If compensation cost for grants issued during the three and nine months ended December 31, 2003 and 2002 under stock-based compensation plans had been determined based on Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s pro forma net loss and pro forma loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Dec. 31 2003	Dec. 31 2002	Dec. 31 2003	Dec. 31 2002

Net loss, as reported	$(1,967)	$(4,439)	$(7,913)	$(15,131)
Add: Stock based employee compensation included in reported net loss	5	—	57	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(448)	(454)	(1,354)	(1,379)

Pro forma net loss	$(2,410)	$(4,893)	$(9,210)	$(16,510)

Basic and diluted loss per share
As reported	$(0.09)	$(0.21)	$(0.37)	$(0.72)
Pro forma	$(0.11)	$(0.23)	$(0.44)	$(0.79)

During the nine months ending December 31, 2003, options to purchase 491,006 shares of Common Stock were granted at prices ranging from $0.01 to $8.99.  With the exception of 18,754 options that were granted to certain employees with an exercise price of $0.01 per share, all options granted during the period were awarded with an exercise price equal to the fair market value on the date of grant.  For the options granted below fair market value, compensation expense of $86,000 will be recognized ratably over the four-year vesting period in accordance with SFAS No. 123.  The fair value per share of the options granted during the nine months ending December 31, 2003 and 2002 was computed as $1.53 and $1.69, per share, respectively, and was calculated using the Black-Scholes option-pricing model.

During the nine months ending December 31, 2003, certain directors of the Company who are not employees were granted and received a combined total of 9,552 shares of Common Stock as a result of their election to receive their annual retainer of $15,000 in stock in lieu of cash compensation.  All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, Or In Conjunction With Selling, Goods Or Services.  These grants were issued from the Company’s 1989 Non-Qualified Stock Option Plan for Non-Employee Directors.

4.               Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	December 31 2003	March 31 2003

Raw materials	$940	$1,407
Work-in-process	481	794
Finished goods	1,577	655

	$2,998	$2,856

Finished goods and work-in-process inventories consist of direct material, labor and overhead, and are written down to their net realizable value as appropriate.  Inventories do not currently include any costs associated with AbioCor, AbioCor II, or other products under development as these costs are expensed as research and development.

5.               Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period.  Dilutive shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) common stock from outstanding stock options and warrants based on the treasury stock method.  In periods when net income is reported, the calculation of diluted net income per share typically results in lower earnings per share than is calculated using the basic method.  In periods when a net loss is reported, such as the three and nine-month periods ending December 31, 2003 and December 31, 2002, these potential shares from stock options and warrants are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced.  Therefore, in periods when a loss is reported the calculation of basic and dilutive loss per share results in the same value.

The calculation of diluted weighted average shares outstanding for the three and nine months ended December 31, 2003 and 2002 excludes potential stock from unexercised stock options that have a purchase price below the average market price during the reporting periods as shown below.

	Three Months Ended		Nine Months Ended
	Dec. 31 2003	Dec. 31 2002	Dec. 31 2003	Dec. 31 2002

Potential dilutive shares from exercise of common stock options	638,959	3,473	184,608	89,924

The calculation of diluted weighted average shares outstanding for the three and nine months ended December 31, 2003 and 2002 also excludes unissued shares of Common Stock associated with outstanding stock options that have exercise prices greater than the average market price of ABIOMED Common Stock during the period as shown in the table below.

	Three Months Ended		Nine Months Ended
	Dec. 31 2003	Dec. 31 2002	Dec. 31 2003	Dec. 31 2002

Outstanding stock options with exercise prices greater than average market price	2,169,968	3,328,572	736,957	2,430,991

The calculation of diluted weighted average shares outstanding for each period also excludes warrants to purchase up to 400,000 shares of common stock issued in connection with the purchase of intellectual property.

6.               Marketable Securities and Long-term Investments

The amortized costs, including interest receivable, and the market value of the short-term marketable securities were approximately $13,182,000 and $13,093,000 at December 31, 2003 and  $9,877,000 and $9,858,000 at March 31, 2003, respectively. The short-term investments consisted of corporate debt and government agency securities. At March 31, 2003 these short-term investments consisted primarily of government securities.

The amortized costs and market value of the long-term investments were approximately $19,055,000 and $19,108,000 at December 31, 2003. The maturity dates of these long-term investments range from January 2005 to November 2005 and consisted of corporate debt and government agency securities.

7.               Intellectual Property and Other Assets

The Company capitalizes certain third-party costs relating to patenting its technology.  Capitalized costs, the majority of which represent legal costs, reflect the cost of both awarded patents and patents pending.  The Company amortizes the cost of these patents over the estimated useful life of the patents up to seven years.  If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded for a particular patent or elects to discontinue payment of required maintenance fees for a particular patent, the Company at that time records as expense the net capitalized amount of such patent application or patent.  Patent amortization expense was $39,000 and $22,000 for the three months ending December 31, 2003 and 2002, respectively, and $120,000 and $148,000 for the nine months ending December 31, 2003 and 2002, respectively.  Expense from abandonment of certain patents was $242,000 for the three months ending December 31, 2002 and $38,000 and $262,000 for the nine months ending December 31, 2003 and December 31, 2002, respectively.  No patent abandonment expense was recorded for the three months ending December 31, 2003.  Abandonment of patents relates to research and development and does not indicate a future loss of revenue.  The abandonment of patents is not considered to have a material impact on the financial statements.

8.               Research and Development

Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing and testing new product models.  Research and development costs for the three and nine months ending December 31, 2003 and 2002 consist of the following amounts (in thousands).

	Three Months Ended		Nine Months Ended
	Dec. 31 2003	Dec. 31 2002	Dec. 31 2003	Dec. 31 2002

Internally funded	$3,031	$4,913	$10,567	$16,077
Incurred under government contracts and grants	84	77	264	211

Total research and development expense	$3,115	$4,990	$10,831	$16,288

9.               Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis.  Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Other than the reported net loss, there were no components of comprehensive income or loss that require disclosure for the three and nine months ended December 31, 2003 and 2002, respectively.

10.         Segment and Enterprise Wide Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise.  The Company believes that it operates in one business segment — the research, development and sale of medical devices to assist or replace the pumping function of the failing heart.  Substantially all the Company’s assets are located within the United States.  International sales accounted for 9% and 4% of total product revenue during the three months ending December 31, 2003 and 2002, respectively, and 10% and 6% for the nine months ending December 31, 2003 and 2002, respectively.

11.         Commitments and Contingencies

Agreements in the ordinary course of its business – We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers, that include indemnification provisions.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003 and March 31, 2003.  The Company’s commitments for lease agreements have not changed significantly from March 31, 2003.

12.         New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Adoption of EITF Issue 00-21 did not have a material impact on our financial position, results of operations or cash flows.

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

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supercedes SAB No. 101, Revenue Recognition in Financial Statements.  SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements, as this guidance has been superseded as a result of the issuance of EITF No. 00-21.  The adoption of SAB No. 104 did not have a material impact on our financial position, results of operations or cash flows.

ABIOMED, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

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

INTRODUCTION

We are a leading developer, manufacturer and marketer of medical products designed to assist or replace the pumping function of the failing heart.  Our business is organized into two categories: circulatory assist and heart replacement.  In circulatory assist, we have developed a commercial product line that currently consists of two models: the BVS 5000 and the AB5000.  In heart replacement we are currently developing two models: the AbioCor and the AbioCor II.

We believe that our BVS 5000 Biventricular Support System, which provides short-term circulatory support for patients whose heart has failed but may recover, is the most widely used advanced circulatory assist system in the world approved by the United States Food and Drug Administration (FDA).  The BVS system has been placed in more than 700 hospitals worldwide and has been used to support more than 6,000 patients.  During this year, we introduced a new model to our circulatory assist product line, the AB5000 Circulatory Support System, which has been approved for commercial distribution by the FDA for the same indications as the BVS.  The AB5000 incorporates features that make it easier to use for physicians and caregivers than the BVS, and that make it more comfortable and convenient for patients.  It is especially well adapted for patient transport between hospitals and for patients who are likely to benefit from ambulation.  We plan in the future to further develop the AB5000 platform to seek marketing approval from the FDA, and other regulatory authorities outside the USA, to address expanded indications for use and longer periods of patient support.

The AB5000 and BVS 5000 are both pulsatile systems capable of providing full assist to either left, right or both ventricles of the failing human heart.  We have previously announced that it is our intent to extend our circulatory assist product offerings by adding a next generation rotary assist device to address those patients at an earlier stage of heart failure whose failing hearts do not require the full assist capability of existing product offerings in the marketplace.  Rotary blood pumps, in general, do not provide full pulsatile flow, and we believe that they are likely to prove to be best suited for patients who have meaningful remaining heart function and therefore require only partial circulatory assist.  It is our plan to participate in this segment of the circulatory assist market through a strategic partnership or technology acquisition.

Our first generation heart replacement model, the AbioCor Implantable Replacement Heart, is currently the subject of an initial clinical trial being conducted under an Investigational Device Exemption from the FDA.  The AbioCor has not been approved for commercial distribution, and is not available for use or sale outside of the initial clinical trial.  We have announced our intention to seek initial marketing approval for the AbioCor through a Humanitarian Device Exemption (HDE).  The HDE would allow sale of the AbioCor to treat irreversible biventricular heart failure for a defined subset of patients who are not treatable with any available therapies and whose body size and circulatory requirements are compatible with the size and flow capabilities of our first generation AbioCor.  Earlier this year we received the FDA’s designation of the AbioCor as a Humanitarian Use Device (HUD).  The HUD designation is an essential regulatory prerequisite for an HDE.   We are also developing the AbioCor II, a smaller replacement heart able to fit a larger proportion of the potential replacement heart patient population.  The AbioCor II is in an earlier stage of development than the AbioCor.  While each of these two replacement heart models is based upon a different drive technology for converting electrical energy to the task of pumping blood, the AbioCor II has benefited substantially from the earlier and ongoing AbioCor development, and the two models now share many subsystem components.  Future models of our implantable replacement hearts are likely to incorporate elements of both of these systems.

THE ABIOCOR CLINICAL TRIAL

We believe that the initial AbioCor clinical trial is entering its final phase.  Our clinical experience to date in the trial has demonstrated the AbioCor’s ability to extend life for heart failure patients at imminent risk of death and with no alternative treatment possibility.  We further believe that the AbioCor has demonstrated its potential to provide an acceptable quality of life for recovered patients.  Our principal task in the remainder of the trial is to show that we understand how to reduce adverse events, particularly stroke, to an acceptable level.  An intensive review of the clinical trial experience, conducted in concert with our clinical investigators and other physician advisors, has supported the conclusion that strokes experienced by AbioCor patients have not been caused by any fundamental characteristics of the design of the AbioCor itself.  Our analysis indicates that the potential for patient stroke could be reduced through: (a) improved methods for the attachment of natural tissue to the AbioCor’s inflows, and (b) refinements in patient selection and post-operative patient and device management.   We believe that

inflow attachment improvements to reduce the potential for blood clots to form and enter the AbioCor are by far the most important of actions to reduce the potential for strokes and further improve the clinical performance of the AbioCor to date.  We have shared our findings in each of these areas with our clinical investigators.  Several of our clinical sites are currently reviewing potential clinical trial enrollees.  Conditional upon meeting our enrollment and patient outcome expectations, we continue to plan for achievement of initial marketing approval for the first generation AbioCor through an HDE by the end of calendar year 2004.

RESULTS OF OPERATIONS

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest audited annual financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2003 and which have been filed with the Securities and Exchange Commission.

THREE MONTHS AND NINE MONTHS ENDING DECEMBER 31, 2003 COMPARED WITH COMPARABLE PERIODS ENDING DECEMBER 31, 2002

PRODUCT REVENUES

Product revenues showed an increase for the quarter ended December 31, 2003 at $6.5 million, a 17% increase over the comparable quarter of the prior year.  BVS 5000 blood pump orders represented 50% of product revenues during the quarter ending December 31, 2003 and 74% of product revenues during the quarter ending December 31, 2002.  The change in percentage is primarily a result of our adding the AB5000 Circulatory Support System blood pump to our commercial circulatory assist product line in late September 2003, under a PMA Supplement approved by the FDA.  The AB5000 console, introduced earlier in the fiscal year, is necessary for use of the new single use AB5000 blood pump and also capable of supporting the BVS 5000 blood pump.  We have been conducting a carefully controlled clinical introduction of the AB5000 console and blood pumps while we monitor early clinical experience and assure that all of the necessary manufacturing, field clinical support and other resources are in place to support a successful full commercial rollout. We now expect to begin that rollout during the first quarter of our next fiscal year.

Introduction of the new AB5000 console model earlier in the year resulted in a decline in revenues from our earlier BVS 5000i and 5000t console models in the quarter.  We had a product revenue backlog of $0.8 million at December 31, 2003, primarily as a result of customer orders for the AB5000 console model that exceeded available inventory.  We anticipate that we will be able to fulfill this current backlog during our next (fourth) quarter.  We believe that the AB5000 console model will account for the predominant share of our future console sales in the U.S., and that console sales will increase once we begin the full commercial rollout of the new AB5000 system.

We will continue to sell BVS 5000 blood pumps for use by those patients who are expected to recover heart function after a few days of bedside support, and we expect that portion of our product line to remain an important revenue source for the foreseeable future. While we believe that the new AB5000 product offerings will contribute to overall revenue growth, the AB5000 is a new product and quarterly revenues for such products may be subject to significant volatility.

International sales accounted for 9% and 4% of total product revenue during the three months ended December 31, 2003 and 2002, respectively.

For the nine months ended December 31, 2003 overall product revenues were $16.8 million, an increase of 4% as compared to $16.2 million for the nine months ended December 31, 2002.  International sales accounted for 10% and 6% of total product revenue during the nine months ended December 31, 2003 and 2002, respectively.

FUNDED RESEARCH AND DEVELOPMENT REVENUES

Our efforts to obtain research and development contracts and grants during the quarter continued to be limited due to our redirection of technical personnel and other resources towards development and commercialization of existing technology.  Externally funded research and development revenues were $0.2 million for the three months ending December 31, 2003 and less than $0.1 million for the comparable prior year period.

Funded research and development revenues were approximately $0.3 million for both the nine months ending December 31, 2003 and December 31, 2002.

Externally funded research and development has in the past been an important contributor to our success, and we believe that it will continue to be an important potential resource for early development of technologies and applications that could contribute to our future product development pipeline.  We plan to continue to pursue funded research and development opportunities that are consistent with our strategic and commercial direction.  We also expect that these efforts will become self-supporting and will not consume company resources focussed directly on commercial objectives.

We account for funded research and development revenues as work is performed.  As of December 31, 2003, our total backlog of government research and development contracts and grants was $0.4 million.  All of these contracts and grants contain provisions that make them terminable at the convenience of the government.  ABIOMED retains rights to commercialize all technological discoveries and products resulting from these efforts.

COST OF PRODUCT REVENUES

Our margin on product revenues improved in the quarter ending December 31, 2003 compared with the same quarter of the prior year.  Cost of product revenues as a percentage of product revenues was 33% in the three months ending December 31, 2003 compared to 37% in the three months ending December 31, 2002.  For the nine months ending December 31, 2003 cost of product revenues as a percentage of product revenues was 28%, compared to 33% in the nine months ending December 31, 2002. Factors contributing to these financial improvements over the nine month period included lower BVS manufacturing costs as compared to the prior year, primarily due to lower labor costs, increased revenues as a result of sales of the AB5000 assist product and the write-down of inventory to its net realizable value in the prior year relating to an older model of the BVS 5000 console. We expect that gradual growth of the newer AB5000 product in future quarters will contribute to continued improvement in our overall product margins.

RESEARCH AND DEVELOPMENT EXPENSES

Our evolution from technology focussed activities toward commercial operations is reflected in our shifting of investment from research and development to commercial application of the developed technology.  Research and development expense in the three months ended December 31, 2003 was $3.1 million, 38% less than the $5.0 million invested during the corresponding three months of 2002.  Research and development expenses during the quarter consisted of continued clinical and development efforts related to the implantable AbioCor and

AbioCor II technology platforms and our continued efforts to enhance and extend the BVS 5000 and AB5000 models of our circulatory assist product line.

Research and development expenses decreased substantially by $5.5 million, or 34%, to $10.8 million in the nine months ended December 31, 2003, from $16.3 million in the nine months ended December 31, 2002.  The decrease for the nine month period is also attributed to reduced AbioCor labor and material costs related to development and testing activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $0.4 million, or 12%, to $3.7 million in the three months ended December 31, 2003, from $3.3 million in the three months ended December 31, 2002.  Increases in general administrative costs were primarily a result of  recruiting expenses incurred as a result of efforts to hire individuals into key positions.

Selling, general and administrative expenses decreased by $0.9 million, or 8%, to $10.1 million in the nine months ended December 31, 2003, from $11.0 million in the nine months ended December 31, 2002.  The reduction reflects, in part, lower accounting, legal and selling expenses compared to the prior year.

NET LOSS

The quarter ended December 31, 2003 showed continued strong progress toward our goal of profitability.  We followed the substantial improvement in financial performance of recent quarters by narrowing our net loss in the quarter to approximately $2.0 million, or $0.09 per share, 56% below the net loss of approximately $4.4 million, or $0.21 per share, in the same period of the previous year.

For the nine months ended December 31, 2003, our net loss is approximately $7.9 million, or $0.37 per share, down 48% from approximately $15.1 million, or $0.72 per share for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, our cash, cash equivalents, short-term marketable securities and long-term investments totaled $47.4 million.

During the past year we improved our financial performance from business operations resulting in substantial reduction in our cash consumption. During the nine months ending December 31, 2003, cash consumed by operating activities was $7.4 million, or 42%, less than the $12.7 million consumed by operations in the comparable period of the prior year.  Net cash consumption from all activities, as determined by the net change in cash, short-term marketable securities and long-term investments, decreased to $7.0 million for the nine months ending December 31, 2003, compared to $13.2 million consumed in the nine months ending December 31, 2002.  The difference of $6.2 million represents a 47% decline in cash consumption.

We have invested a substantial portion of our funds in marketable securities with maturities staggered over a period extending from one to two years in order to realize higher rates of return on our cash reserves without compromising a high degree of security.  As a result, we have classified $19.1 million of our investment as long-term.  This investment was made possible by the strong improvement in our financial performance in recent periods, yielding, in the absence of a strategic technology acquisition, lower cash demands as our business continues to grow.

Income taxes incurred during the nine months ended December 31, 2003 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

We believe that our revenue from product sales together with existing resources will be sufficient to fund our planned operations, including the planned expenditures for our AbioCor and AbioCor II implantable replacement hearts, and development and commercialization efforts for our BVS 5000 and AB5000 circulatory assist products, for at least the next twelve months.  We may, however, need additional funds for possible strategic acquisitions of businesses, products or technologies complementary to our business and their subsequent integration and operating capital. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.

CRITICAL ACCOUNTING ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, warranty obligations, inventory valuations, intellectual property and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Please refer to the Critical Accounting Estimates section of Item 7 which is contained in our Annual Report on Form 10-K for the fiscal year ending March 31, 2003.

COMMITMENTS AND CONTINGENCIES

Agreements in the ordinary course of its business – We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers, that include indemnification provisions.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003 and March 31, 2003.

RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

This document contains forward-looking statements, including statements regarding new products under development and adequacy of existing resources.  The Company’s actual results, including our AbioCor and AbioCor II development and regulatory milestones, commercial introduction of our new AB5000 console and blood pump, BVS enhancements and adequacy of resources, may differ materially based on a number of factors, both known and unknown, including: use of estimates, uncertainty of product development, clinical trials, regulatory approvals and commercial acceptance; complex manufacturing; high quality requirements; the need to demonstrate required reliability of products under development; dependence on key personnel; difficulties in attracting and retaining key personnel; competition and technological change; government regulations including the FDA and other regulatory agencies; risks associated with international expansion; dependence on limited sources of supply; future capital needs and uncertainty of additional funding; dependence on third-party reimbursement; potential inadequacy of product liability insurance; dependence on patents and proprietary rights; and other risks detailed in our Form 10-K for the year ended March 31, 2003 filed with the U.S. Securities and Exchange Commission. Investors are cautioned that all such statements involve risks and uncertainties.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ABIOMED, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE

ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not use derivative financial instruments for speculative or trading purposes.  The Company maintains an investment portfolio consisting mainly of commercial paper, federal agency obligations, and corporate debt.  These held-to-maturity securities are subject to interest rate risk and could decline in value if interest rates fluctuate.  Due to the conservative nature of these investments the Company does not believe that it has a material exposure to market risk. The Company has the ability to hold the majority of its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

ABIOMED, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 4: CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer, our Acting Chief Financial Officer (the principal accounting officer), all Executive Officers and other members of our senior management team held a Disclosure Committee meeting on January 21, 2004 for the purposes of evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15a-15(e)).  Based on such evaluation, our Chief Executive Officer, Acting Chief Financial Officer, and our Compliance Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including our consolidated subsidiaries, in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

On October 30, 2003, the Company filed a report on Form 8-K under Items 7 and 12.

On December 10, 2003, the Company filed a report on Form 8-K under Item 5.

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

ABIOMED, Inc.

Date: February 10, 2004	/s/ Charles B. Haaser

Charles B. Haaser
Controller
Principal Accounting Officer
Principal Financial Officer