Form 10-K/A
period 2003-03-31
ABIOMED INC
filed 2004-04-05
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☐                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended March 31, 2003

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number : 0-20584

ABIOMED, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2743260
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

22 Cherry Hill Drive Danvers, Massachusetts	01923
(Address of Principal Executive Offices)	(Zip Code)

(978) 777-5410

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2002 was $51,615,775 based on the closing price of $3.30 on that date as reported on the Nasdaq Stock Market’s National Market.  As of May 28, 2003, 21,057,470 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders, which was filed on July 9, 2003, are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Report.

The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 2003 solely to replace the previously filed Exhibit 23.1 with the attached Exhibit 23.1.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  The following documents are filed as part of this report:

(1) The financial statements from our Annual Report for our fiscal year ending March 31, 2003 have been previously filed.

Report of Independent Auditors

Consolidated Balance Sheets as of March 31, 2002 and 2003

Consolidated Statements of Operations for the Fiscal Years Ended March 31, 2001, 2002 and 2003

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended March 31, 2001, 2002 and 2003

Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2001, 2002 and 2003

Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

(2) Unaudited Quarterly Results of Operations, as previously reported for each of the fiscal quarters in the fiscal years ending March 31, 2003 and 2002 have been previously filed.  Except for the schedule of unaudited Quarterly Results of Operations, other schedules are not provided because the required information is given in the financial statements or notes thereto.

(3) Exhibits

(3.1)	Restated Certificate of Incorporation — filed as Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-36657) (the “1997 Registration Statement”).*

(3.2)	Restated By-Laws-filed as Exhibit 3.02 to our Quarterly Report on From 10-Q for the quarter ended September 30, 1996.*

(3.3)	Certificate of Designations of Series A Junior Participating Preferred Stock-filed as Exhibit 3.3 to the 1997 Registration Statement.*

(3.4)

Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of Common Stock from 25,000,000 to 100,000,000-filed in conjunction with the Company’s 2000 definitive proxy statement.*

(4.1)	Specimen Certificate of Common Stock-filed as Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 33-14861) (the “1987 Registration Statement”).*

(4.2)

Description of Capital Stock (contained in the Restated Certificate of Incorporation filed as Exhibit 3.1 to the 1997 Registration Statement and in the Certificate of Designations of Series A Junior Participating Preferred Stock filed as Exhibit 3.3 to the 1997 Registration Statement).*

(4.3)	Rights Agreement between ABIOMED and its transfer agent, as Rights Agent dated as of August 13, 1997

(including Form of Rights Certificate attached thereto as Exhibit A)—filed as Exhibit 4 to our Current Report on Form 8-K, dated August 13, 1997.*

(10.1)	Form of Indemnification Agreement for Directors and Officers-filed as Exhibit 10.13 to the 1987 Registration Statement.*

(10.2)	1992 Combination Stock Option Plan, as amended-filed as Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 30, 1997 (the “September 1997 10-Q”).* **

(10.3)	1988 Employee Stock Purchase Plan, as amended-filed as Exhibit 10.1 to our September 1997 10-Q.* **

(10.4)	1989 Non-Qualified Stock Option Plan for Non-Employee Directors-filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 30, 1995.* **

(10.5)	Facility Lease dated January 8, 1999 for the premises at 22 Cherry Hill Drive-filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended December 31, 1998.*

(10.6)	1998 Equity Incentive Plan-filed as Exhibit 10 to our Form 10-Q/A for the fiscal quarter ended September 30, 1998.* **

(10.7)	Form of Change of Control Agreement-filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.8)	Schedule related to Change of Control Agreement-filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.9)	2000 Stock Incentive Plan Agreement-filed as Exhibit 4.3 to our Registration Statement on Form S-8 (Registration No. 333-103245. * **

(11.1)	Statement regarding computation of Per Share Earnings-see Note 1(j), Notes to Consolidated Financial Statements.

(21.1)	Subsidiaries of the Registrant.

(23.1)	Consent of Independent Accountants.†

(31.1)	Rule 13a-14(a)/15d-14(a) certification of principal executive officer regarding this Amendment No. 1.†

(31.2)	Rule 13a-14(a)/15d-14(a) certification of principal financial officer regarding this Amendment No. 1.†

(99.1)	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

(99.2)	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

On January 9, 2003, the Company filed a report on Form 8-K under Item 5. No financial statements were included in this filing.

All exhibits have been previously filed unless otherwise indicated.

†                                          Filed herewith.

*                                         In accordance with Rule 12b-32 under the Securities Exchange Act of 1934 reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**                                  Management contract or compensatory plan or arrangement

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

ABIOMED, Inc.

Dated April 2, 2004	By:	/s/ Charles B. Haaser
Charles B. Haaser
Acting Chief Financial Officer and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of Independent Accountants.
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer regarding this Amendment No. 1.
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer regarding this Amendment No. 1.