Form 10-K
period 2004-03-31
ABIOMED INC
filed 2004-05-27
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended March 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2003 was $136,393,834 based on the closing price of $8.61 on that date as reported on the Nasdaq National Market.  As of May 26, 2004, 21,549,047 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders, which is scheduled to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Report.

INTRODUCTORY NOTE

This report, including the documents incorporated by reference in this report, includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements in these documents include, but are not necessarily limited to, those relating to:

•              our plans regarding the timing and outcome of initial clinical trials for our AbioCor Implantable Replacement Heart;

•              our ability to obtain and maintain regulatory approval of our products in the U.S. and internationally, including obtaining a Humanitarian Device Exemption (HDE) for initial commercial introduction of the AbioCor;

•              the other competing therapies that may in the future be available to heart failure patients;

•              our plans to develop and market new products and improve existing products;

•              the potential markets that currently exist or could develop for our products and products under development;

•              the potential comparative long-term patient cost of permanent heart replacement as compared to heart transplantation;

•              our business strategy;

•              our revenue growth expectations and our goal of achieving profitability; and

•              the sufficiency of our liquidity and capital resources.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section set forth in Part I, Item7  and elsewhere in this Report. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

PART I

ITEM 1.                  BUSINESS

Overview

ABIOMED is a leading developer, manufacturer and marketer of medical products designed to safely and effectively assist or replace the pumping function of the failing heart. ABIOMED’s BVS 5000 console and blood pump comprise the most widely used advanced heart assist system for the treatment of all patients with failing but potentially recoverable hearts in the U.S.  Our AB5000 Circulatory Support System is a new and improved heart assist product model.  Introduced during fiscal 2004, the AB5000 incorporate a number of advanced features to facilitate patient mobility and transport and to better meet the needs of physicians and hospitals treating heart assist patients.  The AB5000 console is also designed to provide a unique adaptable common platform for a family of blood pumps which in the future, subject to FDA approval, we will be able to support a broader population of patients for longer periods of time. Our AbioCor Implantable Replacement Heart, the world’s only battery-powered implantable replacement heart system, is the subject of an ongoing initial clinical trial that began in July 2001.  The AbioCor, the development of which follows decades of fundamental and applied research and testing, is intended to extend life and provide an improved quality of life for end-stage acute and chronic heart failure patients.  We are also engaged in research and development relating to other devices to assist or replace the pumping function of the heart.  Another area of research and development for ABIOMED is the continued enhancement of our product line to serve more patients who require mechanical heart assistance.  Another area of focused effort involves adaptation and development of the AbioCor II Heart, based on technology acquired in 2000 from The Pennsylvania State University. The AbioCor II Heart has a drive mechanism that is different than the AbioCor design, and is the only implantable heart system other than the AbioCor to survive the rigor of the replacement heart development program funded by the U.S. National Heart Lung and Blood Institute (“NHLBI”).

Our BVS is a “bridge-to-recovery” device that can temporarily assume the pumping function of the heart for patients with potentially reversible heart failure. It is intended for use in patients whose hearts can recover within a period of a few weeks. In 1992, the BVS became the first heart assist device capable of providing full circulatory support to be approved by the FDA. The BVS is the most widely used FDA-approved temporary heart assist device, and to date has been used to support thousands of patients at over 600 medical centers worldwide. The BVS primarily consists of single-use external blood pumps and cannulae, and a drive and control console.

In April 2003, we received FDA approval to market the AB5000 Circulatory Support System Console, and in September 2003 we received approval to market the AB5000 Ventricle, an advanced circulatory support blood pump model.   The new console can drive and control either BVS or AB5000 blood pumps, and provides an upgradeable platform for continued circulatory assist product line enhancements.  The AB5000 was introduced with the same indications for use as the BVS, but it is our intention to seek FDA approval for expanded indications of use for the AB5000 to encompass broader patient populations and lengthened periods of patient support.

Our AbioCor is a heart replacement device that replaces the failing ventricles of a patient’s diseased heart and takes over the heart’s blood pumping function. It is designed for use in patients at risk of imminent death due to irreparable heart damage, but whose other vital organs remain viable. We believe the AbioCor will provide a much-needed treatment option for those patients in the U.S. for whom no effective therapy is currently available.  ABIOMED is developing a smaller replacement heart that will provide the capability to serve more patients than the present AbioCor.

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

ABIOMED is a Delaware corporation with its principal executive offices located at 22 Cherry Hill Drive, Danvers, Massachusetts 01923.  We commenced operations in 1981.  Our telephone number is (978) 777-5410 and our web address is www.abiomed.com.  We make available free of charge through the Investor Relations section of our web site all reports filed with the Securities and Exchange Commission (the “SEC”).  We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site.  As used herein, ABIOMED includes ABIOMED, Inc., together with our subsidiaries.  ABIOMED, the ABIOMED logo, BVS, ABIOCOR and ANGIOFLEX are our registered U.S. trademarks.  ABIOFIT and AB5000 are trademarks of ABIOMED, Inc. This Report may also include trademarks of companies other than ABIOMED.

Industry Overview

Heart Disease

Heart disease is the number one cause of death in the U.S., claiming approximately 700,000 lives in 2002.  Illnesses and deaths from heart disease create an immense burden to many individuals and their families. Patients frequently experience extended suffering, and substantial economic cost. While a number of therapies exist for the treatment of patients in the early stages of heart disease, limited therapies exist today for most patients with severe end-stage heart failure.

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

Congestive heart failure is a condition resulting from the progressive deterioration of the heart over extended periods of time. The patient’s heart cannot provide adequate blood flow and oxygen to meet the needs of the body. Congestive heart failure may be initiated and aggravated by a variety of factors, including high blood pressure, defective heart valves, coronary heart disease, infections of the heart muscle or the valves and heart problems resulting from heart defects. Due to the progressive nature of congestive heart failure, medical interventions often take place over periods of months or years.

In general, heart failure is progressive. While approximately 63% of all heart failure patients experience sudden death as a result of cardiac arrest, the remaining patients who die from heart failure typically do so in hospitals or long-term care facilities.

Prevalence, Incidence and Mortality

The American Heart Association reports that in 2002, a total of 64.4 million people in the United States were alive with some form of cardiovascular disease, including 50 million with high blood pressure.  Of those 13.2 million were diagnosed with coronary heart disease, 5 million with congestive heart failure, and 4.8 million had suffered from stroke. Thus, coronary heart disease patients outnumbered congestive heart failure patients by approximately 2.6:1.  For patients newly diagnosed within 2002, however, the ratio of coronary heart disease to congestive heart failure patients was 2.4:1, indicating that congestive heart failure may be becoming relatively more prevalent as time goes on.  We believe that this trend is primarily attributable to the aging of the population. Congestive heart failure is primarily a condition of the elderly.

According to the National Center for Health Statistics, approximately 700,000 people died of heart disease in the U.S. in 2002.  According to the same source, nearly 500,000 of these deaths were attributable to coronary (ischemic) heart disease, approximately 57,000 were attributable to congestive heart failure, and approximately 140,000 were attributable to other diagnoses.  We believe that a close examination of the various categories included in those other diagnoses reveals that many of those deaths may have been attributable to congestive heart failure related conditions.

Therapies for Heart Disease

A broad spectrum of treatment is available for heart disease patients.  Treatments include drug therapies, cardiological interventions, including closed chest procedures and rhythm management therapies, or surgical corrections, such as coronary bypass surgery and valve replacement. These therapies are sometimes successful in slowing the progression of heart disease, extending life, and/or improving the quality of life for some period of time.  For patients with end-stage heart disease, however, these treatments are typically inadequate. Patients with the most severe heart disease, those at identifiable risk of death, frequently are in need of mechanical circulatory support or heart replacement. Because the supply of available donor hearts is limited, with fewer than 2,200 per year available in the U.S., heart assist and replacement treatments have been and continue to be developed with the goal of extending and improving the lives of these patients.

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

Not all of the 700,000 patients who die each year of heart disease are addressable by circulatory support devices.  Many patients not classifiable as coronary heart disease or congestive heart failure patients are not suitable candidates for circulatory support.  In addition, a majority of coronary heart disease and congestive heart failure patients die suddenly, outside of the hospital or in the Emergency Room, and therefore cannot be reached by this therapy.  Some suffer significant comorbidities that might rule out device implantation, and many are simply too frail to withstand the rigors of device implantation and surgical recovery.  As a result we estimate that the total number of patients addressable today by mechanical circulatory support devices ranges from 60,000 to 120,000 patients per year in the U.S.

This and any other estimate of market size should be viewed as dynamic and subject to change on account of a variety of factors.  For example, both the percentage of heart disease patients who are unreachable because they die suddenly and the percentage of patients who are untreatable because of frailty are important determinants of the total circulatory support device market.  Both of those variables are susceptible to change over time as technology improves and patient management techniques mature.  The total size of the market will also be affected by demographic trends, most particularly by the aging of the so-called “baby boom” generation.  That generation is just approaching the age at which heart disease becomes a major medical problem, and it is reasonable to postulate that the pool of heart disease patients will increase as the baby boom generation ages.

Current penetration of the potential market for circulatory support devices, measured by number of devices implanted annually, is low but is expected to increase fairly rapidly in the next few years.  An independent report by Health Research International, published in March 2004, estimated the total value of advanced mechanical circulatory support sales in 2004 to be $145.9 million, and projected a compound annual growth rate of 43.1% from 2002 through 2008.

Temporary Heart Assist. Candidates for temporary heart assist devices include patients with severe but potentially reversible heart failure and patients whose hearts need help pumping blood while they await transplantation or other therapies. Temporary heart assist devices typically consist of a specialized pump that is attached to a patient’s heart and driven by a console or powered by an external battery pack. Such devices are intended to be removed from a patient’s body once the patient’s heart has had the opportunity to recover its normal function, or when the patient receives the next appropriate therapy. Temporary heart assist devices can be grouped into three categories:

Bridge-to-Recovery. Bridge-to-recovery devices are used to support patients with potentially reversible heart failure. These devices are most frequently used to support patients whose hearts do not fully restart following open-heart surgery, and who cannot be weaned off the heart-lung machine. Of the patients who experience such complications, many who die each year could potentially be saved with a temporary assist device as a “bridge to recovery”. Bridge-to-recovery devices temporarily assume the pumping function of the heart, while allowing the heart to rest, heal and recover its normal function. These devices can also be used for patients who have not undergone surgery but whose lives are threatened by viral infections that attack the heart muscle. In addition, bridge-to-recovery devices may prove beneficial to certain patients who have suffered from a recent heart attack.

The number of patients who might be candidates for a bridge-to-recovery device on account of post-cardiotomy shock each year is a function of the number of patients who undergo open-heart surgery and the percentage of such surgeries that result in shock.  There are approximately 400,000 open heart operations annually in the United States, a number that has steadily been trending down as medical practice shifts toward less-invasive options.  According to the Society of Thoracic Surgeons National Adult Cardiac Surgery Database, 3.4% of coronary artery bypass operations in 1999 resulted in cardiogenic shock, yielding a potential bridge-to-recovery market of approximately 14,000 patients.  In 2002, the Society of Thoracic Surgeons reported that the cardiogenic shock rate had dropped to 1.9%, yielding an estimated market of approximately 7,500 patients in the U.S. per year.

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

Staging. Staging devices are used to support patients before or during application of other therapies and to support patients with failing hearts being transported to other facilities. At present, for reasons of specialized care, patients are transported between medical centers with the assistance of such devices under hospital guidelines. In other cases, patients initially placed on mechanical support for bridge-to-recovery are moved to a bridge-to-transplant or destination therapy device.  In the future, staging devices could potentially be used to support and stabilize heart failure patients during a course of therapy and assessment leading to potential implantation of a permanent heart assist device or a heart replacement.  In addition, while bridge-to-recovery devices are approved and used today to assist heart transplant patients when rejection occurs, in the future staging devices may be used with transplant patients who have rejected their donor heart and need life support before receiving an implantable replacement heart.

At present, there are two potential therapies other than transplant to which patients might be bridged in the reasonably near term: a permanent heart assist device, typically referred to as ventricular assist device (“VAD”) or a permanent heart replacement device.  The first FDA approval of a left ventricular assist device, referred to as an LVAD, for destination therapy occurred in November 2002.  No replacement heart has yet been approved by the FDA for commercial use.  There is therefore little empirical basis for estimating what proportion of destination circulatory support device patients will require a bridge device prior to implantation of a destination device.  Our estimates of this potential market in the U.S. range from 20,000 to 40,000 patients per year.

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

ABIOMED Products and Products Under Development

Our current commercial heart assist product line consists of the BVS and AB5000 models. Our primary products under development are the AbioCor system, a second generation replacement heart, the AbioCor II, incorporating elements of the Penn State Heart technology, and enhancements to our heart assist product line. Each of these products are systems consisting of various component elements.

Heart Assist: The BVS 5000 Biventricular Support System and the AB5000 Circulatory Support System

The BVS was the first heart assist device capable of assuming the pumping function of the heart to be approved by the FDA, and is the most widely used heart assist device today, with thousands of patients supported to date. It is a bridge-to-recovery device designed to provide a patient’s failing heart with full circulatory assistance while allowing the heart to rest, heal and recover its function. The BVS can support the left, right or both ventricles of the heart. The average age of patients supported with the BVS is 53; however the BVS has been used to support patients as young as 8 and as old as 86 years old.

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

The AB5000 is a new heart assist product model approved for commercial distribution during fiscal 2004.  It incorporates a number of features to facilitate patient mobility within the hospital, patient transport between hospitals, and improved ease of use for caregivers.  These features include a smaller and more mobile control console incorporating up-to-date technology, a blood pump geometry and design that allows paracorporeal placement, and a simpler and more intuitive user interface.  In addition, the AB5000 console is designed to serve as a flexible and upgradeable platform for future blood pump product enhancements to address broadened patient populations for longer periods of support subject to regulatory approval.

The BVS and AB5000 are the only devices that the FDA has approved for the temporary treatment of all categories of patients with failing but potentially recoverable hearts. Both the BVS and AB5000 systems consist of the following components:

•              Single-use external blood pumps, which provide pumping of blood for the left, right or both sides of a patient’s heart and are designed to emulate the function of the natural heart;

•              Cannulae, which are specially designed tubes used to connect the blood pumps to a patient’s heart; and

•              A computer-controlled pneumatic drive and control console, which automatically adjusts the pumping rate to meet the basic needs of the patient.  The BVS console can control only the BVS blood pump.  The AB5000 console can be used to control the BVS and AB5000 blood pumps.

The integration of the cannulae, blood pumps and console creates an “external heart” system with the ability to reduce the load on the heart, provide pulsatile blood flow to vital organs and allow the heart muscles time to rest and recover. Both the BVS and the AB5000 are designed to be easy to use and do not require a specially trained technician to constantly monitor or adjust the pumping parameters.

These products are designed to facilitate the recovery of patients’ hearts as quickly as possible. Historically, patients who recover under BVS support typically stabilize in a period of less than one week. It generally takes three to five days for the damaged but recoverable heart muscle to restore its function in a post-cardiotomy patient. While the BVS has been used to support some patients for weeks or months, the BVS is not intended nor approved for long-term use. The BVS, although it is an external ventricular assist device, serves a different function than bridge-to-transplant devices, which are intended for long-term use by patients awaiting a heart transplant.  In contrast, the AB5000, while its current regulatory approval is identical to that of the BVS, is designed to allow for longer periods of operation, and has already demonstrated its reliability for extended periods in the test laboratory.  It is our intention to seek expanded indications for use for the AB5000 as soon as we have accumulated the appropriate data to support an application to the FDA.

The BVS and AB5000 are most frequently used to support patients who have undergone open-heart surgery, when the heart cannot be successfully restarted and weaned off the heart-lung machine used in surgery. Each can assume the full pumping function of the heart for these patients while reducing certain risks associated with extended support on the heart-lung machine, including bleeding, strokes and blood cell damage. The traditional therapy for these patients has been the combined use of drugs and intra-aortic balloon pumps. Intra-aortic balloon pumps are capable of providing limited enhancement to the pumping function of a failing heart. Despite the availability of such therapy, many thousands of these patients die each year.

Other categories of patients who can be supported by the BVS or the AB5000 include those suffering from viral myocarditis, a viral infection of the heart. For these patients, the devices assume the full pumping function of the heart, allowing the patient’s immune system to defend against the virus. Other uses include supporting patients following failed heart transplants, supporting heart attack patients while their status and therapeutic options are evaluated, and supporting the right ventricle of a patient’s heart in conjunction with the implantation of a device to assist the left ventricle.

Any hospital performing open-chest heart surgery may use the BVS or the AB5000. There are approximately 900 of these hospitals in the U.S. and more than 1,000 such hospitals outside the U.S. As of March 31, 2004, nearly 600 medical centers in the U.S. had purchased the BVS, including 70% of the major U.S. centers that perform more than 500 heart surgeries annually. In marketing the BVS, we are focusing on providing disposable blood pumps to existing customers.  AB5000 marketing efforts are initially focused on introducing the system in the largest cardiothoracic surgical centers through sales of consoles and sales of blood pumps.

The AbioCor Implantable Replacement Heart

The AbioCor is a battery-powered totally implantable replacement heart system. The AbioCor is referred to as totally implantable because it has been designed to operate on portable external battery power, without wires or any other material penetrating the patient’s skin. The AbioCor is referred to as a replacement heart because it has been designed for implantation in the space vacated by the removal of a patient’s diseased ventricles, where it will take over the full pumping function of the heart. The AbioCor is intended for use as destination therapy by patients with irreparably damaged hearts who are at risk of imminent death but whose other vital organs remain viable.

In 1988, we began to receive directed funding for AbioCor development and testing from the National Heart, Lung and Blood Institutes, known as the NHLBI.  We maintained this competitively-funded support through the research phase of our AbioCor development program by achieving various designated milestones. Cumulatively, the NHLBI has provided over $20 million toward of the development of the AbioCor.

Design of the AbioCor.       The AbioCor system consists of the following principal components:

•      A thoracic unit, or “replacement heart,” which includes two artificial ventricles with their associated valves and a hydraulic pumping system. The unit weighs approximately two pounds and provides complete blood circulation to the lungs and the rest of the body. The ventricles and their associated valves have seamless surfaces made from our blood-contacting material, Angioflex, and special geometries with flow patterns designed to reduce the risk of blood cell damage and blood clots. Our current configuration of the thoracic unit is sized for patients with relatively large chest cavities. We are also developing future generation replacement hearts sized to fit virtually all adults who might benefit from a replacement heart.

•      A rechargeable internal battery that is implanted beneath the skin in the abdomen of AbioCor recipients and allows the AbioCor to operate without any external power supply for limited periods of time.

•      A microprocessor-based internal electronic device, or “controller”, that is implanted beneath the skin in the abdomen of AbioCor recipients and controls and monitors the thoracic unit and provides radio communication with an external monitor affording patients and caregivers the opportunity for real-time information on its operating status.

•      An across-the-skin, or transcutaneous energy transmission system, which eliminates the need for wires penetrating the patient’s skin and the inherent associated risks of infection. It transfers the power to operate the AbioCor system and to recharge the implantable battery without tethering the patient to an external drive console. This system includes an internal energy coil that is implanted beneath the skin and an external coil that is aligned in proximity to the internal coil but resides outside the skin. The external coil emits power that is received by the internal coil.

•      An external rechargeable battery pack and monitor designed to be worn by the patient. These components supply primary power to the system, allow patient mobility, provide system diagnostic information, and recharge the implanted back-up battery as needed.

The AbioCor design is intended to preserve life and to restore the quality of a patient’s life to an acceptable level.  Restoration of the quality of a patient’s life means that the patient should be able to return to a comfortable lifestyle, free from pain, with good mental acuity and an ability to carry out everyday activities. Among the quality-of-life features of the AbioCor design are quiet heart valves, no penetration of the skin, no tethering to a large external drive console and no need for immuno-suppression therapies. The AbioCor system is designed for both low maintenance and low patient involvement. However, during our ongoing initial clinical trial of the first generation AbioCor, patients have largely remained under sustained medical supervision in the hospital and have typically used a portable monitoring device in lieu of the less-burdensome patient-carried external battery pack and electronics until such time as their health has recovered and a greater degree of independence has been demonstrated.

We have also created tools and methods intended to make the AbioCor system easier to implant. These tools include quick-connectors for attachment of the AbioCor to the human anatomy and a virtual surgery software tool to allow for the simulated implant of the AbioCor into a three-dimensional anatomical computerized model of a particular patient prior to opening that patient’s chest.

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

In January 2001, we received FDA permission under an Investigational Device Exemption (IDE) to begin the initial human clinical trial. Under the terms of the IDE, our initial trial consists of a total of fifteen patients divided into three groups of five each, with expansion to each successive group of five patients if the 60-day experience of patients with the first generation AbioCor is satisfactory to the FDA. Patients can be included in this initial clinical trial only if they have biventricular heart failure, are more than eighteen years old, are unresponsive to any other existing therapies, are ineligible for heart transplantation and are sufficiently large for the first generation AbioCor to fit and operate adequately.  Patients are to be excluded from the clinical trial if their heart failure has a significant potential of being reversible, if they do not have a high likelihood of dying within the next 30 days, if they are pregnant, have serious psychiatric illness or an inadequate social support system.  Patients may also be excluded if they are suffering from other serious non-cardiac medical ailments.

As of May 26, 2004, 14 patients have been enrolled in the initial AbioCor clinical trial.  Twelve of those patients have been supported for some period of time, and 2 died just subsequent to surgery.  Two patients implanted during the month of May 2004 are currently alive. The duration of support for the 10 patients supported by the AbioCor has ranged from 53 to 512 days, with an average support duration of approximately 5 months.  In a cumulative total of approximately 4.4 patient-years of support, the mechanical operation of the first generation AbioCor system has been highly reliable, providing appropriate and predictable circulatory support.  One device experienced wearout of one component after nearly 17 months of operation.  This was within the predicted range of durability for the current first generation device, and the process was tracked by the clinical team and by ABIOMED’s engineers, who were able to offer the patient an opportunity, which was declined, for a replacement AbioCor.  We are not aware of any other clinically significant AbioCor malfunction.  None of the patients has experienced device-related infection or sepsis.  Some patients have experienced strokes that led to withdrawal of support.  Strokes are a continuing risk for any circulatory support system, and may be impacted by surgical technique, device characteristics and/or patient management.  Potential causes of the strokes continue to be monitored and addressed, primarily through efforts to identify and facilitate optimal blood flow at the point of surgical attachment of the AbioCor to the atria of the natural heart. Adequate anticoagulation management has been a challenge for all but one of these sickest of heart failure patients.

Five of 11 supported patients were ambulatory.  Three patients had excursions outside of the hospital.  Two patients were discharged to facilities near the hospitals an intermediate step toward final discharge to home.  These patients were able to go to restaurants, attend shows, sporting events, and religious services, and visit with family and friends.  Such activities have been conducted mostly with wearable external components allowing for freedom and mobility.  One patient was discharged home.

Success of the initial clinical trial will be evaluated based upon periodic review of the survival of AbioCor patients and their quality of life as measured periodically by a variety of assessment criteria. It will also be evaluated according to the frequency and severity of adverse events, such as strokes.  As we gain clinical experience with the most seriously ill patients and demonstrate clinical efficacy and safety, we expect to enhance the performance range, durability and reliability of AbioCor systems and plan to seek regulatory approval for current and subsequent generations of the AbioCor for use in imminently dying patients and in increasingly broad patient populations and with longer intended durations. Such regulatory approvals will likely require clinical data and trials beyond this initial trial. This regulatory plan is consistent with our experience with the BVS system.

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

If the safety, effectiveness and durability of the AbioCor are clinically demonstrated for multiple-year durations, it has the potential to be less expensive than heart transplantation over a five-year period. One reason for this reduced cost is that recipients of a mechanical replacement heart are not expected to need immuno-suppression drugs. The blood and tissue contacting portions of the AbioCor are constructed of inert materials, which are not expected to elicit a response from a patient’s immune system. Other cost savings could result because the patients can receive a replacement heart sooner and would not require extensive tests and biopsies to assess donor heart compatibility. While recipients of the AbioCor will need to purchase new batteries periodically, we anticipate that the annual comparative cost of battery purchases will be significantly less than the cost of immuno-suppression drugs required by donor heart recipients.  AbioCor patients do require common and relatively inexpensive anticoagulation drugs on an ongoing basis

While developing the AbioCor, we introduced the BVS, a temporary heart-assist device, which is currently being sold in the U.S. and international markets, and more recently the AB5000. Certain key elements of the technology developed for the AbioCor, especially the blood contacting material, Angioflex, have been clinically tested and are currently in commercial use in these heart assist products.  The AbioCor blood pumping technology developed and refined over more than two decades has found a commercial application in the AB5000 Ventricle.  In addition, our heart assist business has enabled us to develop significant experience in areas such as research and development, manufacturing, regulatory compliance, clinical support and sales and marketing. We believe our experience in these areas will provide us with a competitive advantage in commercializing the AbioCor.

Ongoing Development.    The AbioCor is subject to ongoing development and refinements.  The first generation AbioCor does not yet meet our longer-term goal of five years of operational reliability. In the

United States its current size fits less than 50% of adult males and less than 18% of adult females.  External elements of the system are subject to ongoing refinement to improve ease of use for clinicians and quality of life for patients and their families.  The experience being gained in the initial AbioCor clinical trial is invaluable in guiding these ongoing development efforts.

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

Other Products and Technologies

We are using the technology and know-how derived from the AbioCor, BVS and AB5000 in the research and development of other potential cardiovascular products. We are also using our experience and commitment to this field to evaluate potential collaborative arrangements relating to third-party technologies and products.

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

Research and Product Development

As of April 30, 2004, our research and development staff consisted of 76 professional and technical personnel, including 16 individuals in design assurance and a total of 21 engineers, many with advanced degrees, covering disciplines such as electronics, mechanics, software, reliability engineering, fluid mechanics, physics, materials and physiology.

Our research and development efforts are focused on mechanical heart assist and heart replacement, and the continued enhancement of our product offerings. Interaction continues with the FDA and corresponding foreign regulatory agencies to obtain the necessary clearances and approvals for our products. Sophisticated but established tools, such as three-dimensional computer-aided design systems are used to permit smooth transition of new designs from research to product development and into manufacturing. We have substantial expertise in electro-mechanical systems, cardiac physiology and experimental surgery, blood-material interactions, fluid mechanics and hemodynamics, internal and external electronic hardware, battery technology, software and plastics processing. Our expertise has been primarily focused on addressing challenges associated with the safe and effective pumping of blood.

We expended $27.1 million, $20.6 million and $14.3 million on research and development in fiscal 2002, 2003 and 2004, respectively.  Since our inception, U.S. government agencies, particularly the NHLBI, have provided significant support to our product development efforts when such products are in their early stages of research and development. As of March 31, 2004, our total backlog of research and development contracts and grants was $0.3 million. All of these contracts and grants contain provisions making them terminable at the convenience of the government.

Sales, Clinical Support, Marketing and Field Service

We believe that the sales, clinical support, marketing and field service teams established for our heart assist product line and the relationships developed with existing customers will be instrumental not only in continuing to expand BVS and AB5000 usage and sales, but also in launching heart replacement products such as the AbioCor and the AbioCor II.

The BVS and AB5000 are sold in the U.S. through direct sales and clinical support teams. As of April 30, 2004, our worldwide sales, clinical support, marketing and field service teams included 34 full-time employees. Our sales force primarily focuses on increasing sales from expanded usage of disposable blood pumps by our large installed base of customers as well as from initial and upgrade sales to new and existing customers. Our clinical support group focuses on training and educating new and existing customers in order to help improve clinical outcomes. We believe that the efforts of our clinical support group contribute significantly to the number of lives saved by physicians using our products. This in turn promotes usage and reorders of BVS and AB5000 single-use blood pumps. We believe that the reputation and customer relationships of our sales and support teams will be key assets for the introduction of future products such as the AbioCor, additional heart assist product line extensions, and other products under development.

Building on our experience in the U.S., in recent years we have expanded our international sales efforts for our heart assist products and in preparation for the AbioCor. In October 2001 we received approval from the Japanese Ministry of Health, Labor and Welfare to market and sell the BVS system in Japan. We conduct our international sales efforts through distributors and by selling directly in selected European markets through ABIOMED B.V., our wholly-owned subsidiary located in The Netherlands.  It is our intention to expand our international market presence through distributorships in Canada and Latin America.

Manufacturing

We have over 10 years of experience in the manufacture of mechanical circulatory support consoles, blood pumps, cannulae and related accessories.  The manufacture of our BVS and AB5000 blood pumps and consoles, and the pilot manufacturing of our AbioCor system components, includes assembly, testing and quality control. All of the AbioCor systems manufactured are being used for our ongoing initial clinical trial, testing and other investigational purposes. None of the AbioCor systems manufactured are currently available or approved for commercial sale.  Key blood-contacting components for the blood pumps, including valves and bladders, are manufactured from our proprietary Angioflex polymer. The production of the AbioCor is based on some processes that are similar to the processes used for the BVS. We produce the majority of the AbioCor blood contacting components in our facility and all such components are assembled in-house. A majority of the metallic mechanical parts and batteries used to produce the AbioCor are contract-manufactured or purchased.  We contract with third parties to manufacture our AB5000 and AbioCor consoles. Depending on the size and design of cannulae, they are either purchased or manufactured by us.

As of April 30, 2004, a total of 60 employees were engaged in BVS and AB5000 manufacturing and AbioCor pilot manufacturing.  Manufacturing and pilot manufacturing operations are further supported by an additional 14 people devoted to quality assurance and documentation and by 16 people in materials management and purchasing.

We believe our existing facility gives us the physical capacity to produce sufficient quantities of AbioCor systems throughout the period of our clinical trials as well as sufficient quantities of BVS and AB5000 disposable blood pumps and cannulae to meet market demand for the foreseeable future. Our BVS and AB5000 manufacturing area is ISO 13485 certified and operates under the FDA’s good manufacturing practice requirements set forth in the current quality system regulations, known as QSR. Our AbioCor manufacturing areas are ISO 13485 certified, and we are taking steps towards ensuring that our AbioCor manufacturing area will be QSR compliant for purposes of eventual commercial distribution of AbioCor, subject to regulatory approvals.  Raw material for processing of Angioflex, a material critical to our products, is purchased from a single source, and the company typically maintains inventory to last in excess of five years.

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

As of May 15, 2004, we own 57 U.S. patents, including 17 related to the AbioCor, 10 related to the AbioCor II (Penn State Heart), and two related to the BVS. These patents have expiration dates ranging from June 21, 2005, to September 30, 2023.  We also own a number of corresponding patents in a limited number of foreign countries. Our patents may not provide us with competitive advantages. They may also be challenged by third parties. Our pending or future patent applications may not be approved. The patents of others may render our patents obsolete or otherwise have an adverse effect on our ability to conduct business. Because foreign patents may afford less protection than U.S. patents, they may not adequately protect our proprietary information.

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

No fully implantable replacement heart is commercially available today. We are aware of other heart replacement device research efforts in the U.S., Canada, Europe and Japan, but are not aware of any plans for any other totally implantable replacement heart to commence clinical trials in the U.S. or anywhere in the world. In March 2004, the FDA’s Circulatory Systems Devices Panel recommended approval of Syncardia Systems’ CardioWest Total Artificial Heart for use as a bridge to transplantation in cardiac transplant-eligible candidates at risk of imminent death from non-reversable biventricular failure.  As of May 26, 2004 the FDA had not yet acted on that recommendation.  Unlike our AbioCor, the CardioWest heart is not fully implantable and is not conducive to discharge of patients from the hospital.  For those reasons, we do not view it as a competitor to the AbioCor.  We believe that if and when other implantable replacement hearts are available, our AbioCor will compete with them based on quality-of-life advantages, cost effectiveness, device reliability, clinical support and customer relationships.

In addition to the developers of implantable replacement hearts, there are a number of companies, including Arrow International, Thoratec Corporation and World Heart Corporation which are developing permanent heart assist products, including implantable LVADs and miniaturized rotary ventricular assist devices, that may address markets that overlap with certain segments of the markets targeted by ABIOMED’s products. We believe that implantable replacement hearts, LVADs and other VADs, if developed and proven effective for destination therapy, will generally be used to address the needs of different patient populations, with an overlap for certain segments of the heart failure population. We believe that there is a need for both implantable LVADs and implantable replacement hearts as destination therapies, and that when both technologies demonstrate the required reliability, surgeons will make decisions based upon the specific needs and conditions of individual patients.

In addition to devices being developed for patients in need of heart replacement, several companies and institutions have been for many years investigating xenotransplantation, the transplantation of a heart from another species, as a potential therapy. Most notably, some developers are investigating the use of genetically engineered pig hearts as an alternative source of donor hearts. This technology remains in its formative stage and subject to a number of significant challenges, including controlling elevated immunologic reactions leading to heightened rejection problems between cross-species grafting and major concerns for cross-species disease transmission to the recipient and the public at large. We believe that this technology remains in the research phase.  Research is also being conducted to develop gene and cell therapy as potential to reverse the disease process or to supplant diseased heart cells.  We believe that these research activities, while promising, remain in the formative stage.

The BVS and AB5000 systems can assume the full pumping function of the heart. The FDA approved these systems as bridge-to-recovery devices for the treatment of all patients with potentially reversible heart failure. They compete with a temporary cardiac assist device from Thoratec Corporation, which is also capable of assuming the full pumping function of the heart and is today approved for post-cardiotomy support. The Thoratec device was originally approved for bridge-to-transplant and bridge-to-transplant continues to be the primary use of the device. In addition, the BVS and AB5000 compete with blood pumps, such as intra-aortic balloon pumps and centrifugal pumps, that are used in medical centers for a variety of applications but which are limited to either providing partial pumping support of failing hearts, or are non-pulsatile, or are not recommended for the duration of support generally required for bridge-to-recovery. We are aware of one other company that is conducting clinical trials in the U.S. with a device that may compete with our current heart assist products. Approval by the FDA of products that compete directly with our products could increase competitive pricing and other pressures. We believe that we can compete with such products based on cost, clinical utility and customer relations.

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

Third-Party Reimbursement

We sell our current products and intend to sell most of our potential products under development to medical institutions. Medical institutions and their physicians typically seek reimbursement for the use of these products from third-party payers, including Medicare, Medicaid, and private health insurers and managed care organizations. As a result, market acceptance of our current and proposed products may depend in large part on the extent to which reimbursement is available to medical institutions and physicians for use of our products.

Coverage and the level of payment provided by U.S. and foreign third-party payers varies according to a number of factors, including the medical procedure, payer, location, outcome and cost. In the U.S., many private health care insurance carriers follow the lead of the Centers for Medicare and Medicaid Services (CMS), which establishes guidelines for the coverage of procedures, services and medical equipment and the payment of health care providers treating Medicare patients. Internationally, healthcare reimbursement systems vary significantly. In certain countries, medical center budgets are fixed regardless of levels of patient treatment. In other countries, such as Japan, reimbursement from government or third party payers must be applied for and approved. The amount that Medicare pays a medical institution for in-patient care of Medicare patients is based on the Diagnosis Related Group (DRG) to which a specific hospitalization is assigned for payment purposes, without regard to the actual costs of the specific hospitalization.  Physicians bill separately for the procedures that they perform. Effective October 1, 2002, the U. S. Department of Health and Human Services created a new DRG (DRG 525) for hospital discharges involving implantation of external or implantable advanced mechanical cardiac assist devices. This action increased Medicare program reimbursement to hospitals for patient cases involving the BVS by approximately 40-60% over prior levels.  Certain private health insurers and managed care providers provide incremental reimbursement to both the medical institutions and their physicians.

No reimbursement levels have been established for our products under development, including the AbioCor. Prior to approving coverage for new medical devices in the U.S., most third-party payers require evidence that the product has received FDA approval or clearance for marketing, is safe and effective and not experimental or investigational, and is medically necessary and appropriate for the specific patient for whom the product is being used. Increasing numbers of third-party payers require evidence that the procedures in which the products are used, as well as the products themselves, are cost-effective. Heart transplantation currently qualifies for reimbursement, as does bridge-to-transplant treatment with implantable VADs. Comparatively, we believe that when the AbioCor product reaches maturity, it should cost less over a five-year period than heart transplantation today. We believe that these factors should benefit the AbioCor when our customers begin to seek reimbursement for it from third-party payers. However, we cannot assure that the AbioCor or our other products under development will meet the criteria for coverage and reimbursement or that third-party payers will reimburse physicians and medical institutions at levels sufficient to encourage the widespread use of the products.

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

U.S. Clinical Use Regulations. Our BVS and AB5000 heart assist systems are classified as Class III medical devices under FDA rules, as is the AbioCor. In the U.S., medical devices are classified into one of three classes (i.e., Class I, II or III) based on the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class III medical devices are subject to the most rigorous regulation. Class III devices, which are typically life-sustaining, life-supporting or implantable devices, or new devices that have been found not to be substantially equivalent to legally marketed devices, must generally receive pre-market approval (PMA) by the FDA to ensure their safety and effectiveness. Class III devices are also subject to some of the requirements applicable to Class I and Class II devices, including general controls, such as labeling, pre-market notification, performance standards, post-market surveillance, patient registries and adherence to QSR requirements, which include testing, control and documentation requirements.

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

The FDA also provides that certain devices can be distributed under a Humanitarian Device Exemption (HDE) rather than a PMA. In order for a device to be eligible for an HDE, a qualifying target patient population of less than 4,000 patients per year for which there is currently no other available therapy must be approved by the FDA.  The FDA’s approval of an HDE to treat that qualifying patient population then requires demonstration that the device is safe for its intended application, that it is potentially effective, and that the probable benefits outweigh the associated risks.  Adoption of an HDE device within an institution is subject to Institutional Review Board (“IRB”) approval.  The regulatory hurdle for an HDE, while far from negligible, is therefore significantly less burdensome than that for a PMA.  A device distributed under an HDE may be sold, but compensation may not exceed recovery of costs, including cumulative research and development costs as well as the costs of manufacturing and distribution.

If clinical trials of a device are required in order to obtain FDA approval, the sponsor of the trial is required to file an Investigational Device Exemption, known as an IDE, application prior to commencing clinical trials. The IDE application must be supported by data, which typically include the results of extensive device bench testing, animal testing performed in conformance with Good Laboratory Practices and formal laboratory testing and documentation in accordance with appropriate design controls and scientific justification. If the FDA approves the IDE application, and the IRB at the institutions at which the clinical trials will be performed approve the clinical protocol and related materials, clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. Sponsors of clinical trials are permitted to charge for investigational devices distributed in the course of the study provided that compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

In November 1992, the FDA approved our PMA for the BVS. In 1996 and 1997, the FDA approved the use of the BVS for additional indications, expanding its use to the treatment of all patients with potentially reversible heart failure. In April 2003 the AB5000 Circulatory Support System Console was approved under a PMA Supplement, and in September 2003 a PMA supplement for the AB5000 blood pump was approved.

The AbioCor is classified as a Class III device and therefore is subject to the IDE and PMA processes and QSR requirements. In January 2001, the FDA granted an IDE providing us with regulatory permission to commence the initial clinical trial of the AbioCor. The initial clinical trial, which began on July 3, 2001, is subject to periodic review and to the readiness of each collaborating medical center, including training of its surgical and post-operative care teams and approval of the clinical trial protocol by the hospital’s IRB. Our clinical trial is being undertaken with patients who, despite all available therapies, have an extremely high probability of death within thirty days due to heart failure.

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

U.S. Manufacturing and Sales Regulation. Any devices, including the BVS, which we manufacture or distribute pursuant to FDA clearances or approvals, are subject to continuing regulation by the FDA and other regulatory authorities. Manufacturers of medical devices for marketing in the U.S. are required to adhere to QSR requirements and must also comply with Medical Devices Reporting, or MDR, which requires that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. We are subject to routine inspection by the FDA and other regulatory authorities for compliance with QSR and MDR requirements, as well as other applicable regulations.

International Regulation. We are also subject to regulation in each of the foreign countries in which we sell our products. Many of the regulations applicable to our products in these counties are similar to those of the FDA.  We believe that foreign regulations relating to the manufacture and sale of medical devices are becoming more stringent. The European Union requires that medical devices such as the BVS and AB5000 comply with the Medical Device Directive, which includes quality system and CE certification requirements.  The BVS and the AB5000 comply with the Medical Devices Directive, are CE marked and available for sale in the European Union.  We have obtained the requisite regulatory approvals for sale of the BVS in other foreign countries, as well. In the European Union, implantable devices, such as the AbioCor, must comply with the Active Implantable Medical Devices Directive, known as AIMDD, which includes quality system requirements, in order to obtain CE certification.  The scope of our quality system specifically includes the design, development, and manufacture of cardiac replacement systems, but obtaining CE certification under the AIMDD for the AbioCor or other implantable products under development may be difficult, costly and time-consuming.

Employees

As of April 30, 2004 we had 239 full-time employees, including:

•      76 in product development (including 21 engineers and 14 design assurance);

•      34 in sales, clinical support, marketing and field service; and

•      60 in manufacturing, including AbioCor manufacturing; and

•      14 in quality assurance and documentation.

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

Executive Officers of the Registrant

Our executive officers consist of the following:

Name	Age	Position
Michael R. Minogue	37	Chief Executive Officer, President and Director
Anthony W. Bailey	48	Senior Vice President, Manufacturing
Edward E. Berger, Ph.D.	59	Vice President, Policy, Reimbursement and External Relations
William J. Bolt	52	Senior Vice President, Design Assurance and Quality Assurance
Charles B. Haaser	48	Principal Accounting Officer and Acting Chief Financial Officer
Robert T.V. Kung, Ph.D.	60	Senior Vice President, Chief Scientific Officer
Eugene D. Rabe	48	Senior Vice President, Global Sales and Services

Mr. Michael R. Minogue joined ABIOMED as Chief Executive Officer, President and a Director in April 2004 following a career at GE Medical Systems. Most recently, Mr. Minogue was Vice President and General Manager of Americas Sales and Marketing for GE Medical Systems Information Technology, where he was responsible for the commercial activity of over $1.2 billion in revenues and more than 700 direct employees and GE’s Global PET/CT business.   Prior to that assignment, he led GE Medical’s Global Workstation & Software and Americas Cardiology businesses.  Mr. Minogue received his Bachelor’s degree in Engineering from the United States Military Academy at West Point and his MBA from the University of Chicago.

Mr. Anthony W. Bailey has served ABIOMED since 1997 and has been Senior Vice President, Manufacturing since 2004, prior to which he was Senior Vice President, Operations, Vice President, Business Development and Vice President, Engineering. From 1987 to 1997, he was Vice President and General Manager for Pace Medical, Inc. and from 1982 to 1987, was Manager of Design and Development at Shiley Infusaid, Inc. Prior to 1982, Mr. Bailey served in various engineering functions with manufacturers of implantable pacemakers, data acquisition and control systems and medical monitoring systems. Mr. Bailey received his Bachelor’s degree in Electrical Engineering from the University of Lowell.

Dr. Edward E. Berger has served ABIOMED since 2001. He has been Vice President, Policy, Reimbursement and External Relations since 2003, having previously served as Vice President, Strategic Planning and Policy and Vice President, Government and External Relations. From 1998 to 2001 he served several healthcare companies as a consultant on public policy and reimbursement strategy. From 1983 to 1997, following a 14 year academic and consulting career, he held various positions for Fresenius Medical Care, including Vice President and Director of Government Relations. Dr. Berger received his Bachelor’s degree in government from Harvard College and his Ph.D. degree in Political Science from Boston University.

Mr. William J. Bolt has served ABIOMED since 1982 and has been Senior Vice President for Design Assurance and Quality Assurance since January 2003. He is currently responsible for all Quality and Design Assurance activities in the Company.  He was responsible for all product development and the AbioCor program from 2000-2002, and for BVS and AB5000 development from 1999-2002.  From 1994 to 1998, he was President of ABIOMED’s dental subsidiary, ABIODENT. From 1982 to 1994, he served in various roles, from Vice President of Engineering to Vice President of Operations, where he was the engineer in-charge of the development of the BVS and other systems. Mr. Bolt received his Bachelor’s degree in Electrical Engineering and an MBA from Northeastern University.

Mr. Charles B. Haaser has served ABIOMED since 1998 as Corporate Controller and Principal Accounting Officer.  In February 2003 he was appointed Acting Chief Financial Officer.  From 1997 to 1998 he was Controller for Technical Communications Corporation.  From 1986 to 1997, he was employed as Director of Finance by ISI Systems, Inc.  From 1984 to 1986 Mr. Haaser was employed by the commercial audit division of Price Waterhouse LLP.  Mr. Haaser received a Bachelors degree in Business Administration (Finance) from the University of Notre Dame, an MBA from Northeastern University and a Masters of Science in Taxation from Bentley College.  Mr. Haaser became a Certified Public Accountant in 1997.

Dr. Robert T.V. Kung has served ABIOMED since 1982 and has been Senior Vice President and Chief Scientific Officer since 1995. He was Vice President of Research and Development from 1987 to 1995 and Chief Scientist from 1982 to 1987. Prior to joining ABIOMED, Dr. Kung was a Principal Research Scientist at Schafer Associates from 1978 to 1982 and at the Avco Everett Research Laboratory from 1972 to 1978. He developed non-linear optical techniques for laser applications and investigated physical and chemical phenomena in re-entry physics. Dr. Kung has been Principal Investigator for ABIOMED’s National Institutes of Health-funded AbioCor and AbioBooster programs and has conceived of and directed the development of ABIOMED’s laser-based minimally invasive technologies. Dr. Kung received a Ph.D. degree in Physical Chemistry from Cornell University.

Mr. Eugene D. Rabe has served ABIOMED since 1993 and has been Senior Vice President, Global Sales and Services since 1999. Mr. Rabe assumed responsibility for international sales in 1996, and was Vice President of Sales from 1993 to 1999. Prior to joining ABIOMED, Mr. Rabe was Vice President, Sales and Marketing for Endosonics Corporation. Mr. Rabe was employed as a Sales Manager for St. Jude Medical, Inc. He has been involved in the management of sales and marketing of cardiovascular/cardiological devices for over fifteen years. Mr. Rabe received a Bachelor’s degree from St. Cloud State University and an MBA from the University of California.

ITEM 2.                  PROPERTIES

Our headquarters are in an industrial office park located 22 miles north of Boston. This facility, located at 22 Cherry Hill Drive in Danvers, Massachusetts, consists of approximately 80,000 square feet of space under an operating lease that expires in 2010.  This facility houses all of our operations, including research and development, manufacturing, sales and marketing and general and administrative departments.  The lease contains options to extend beyond 2010 at market rates.

ITEM 3.                  LEGAL PROCEEDINGS

As of March 31, 2004, we were not party to any material pending legal proceedings.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2004.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common stock is traded on the Nasdaq National Market under the symbol “ABMD.” The following table sets forth the range of high and low sales prices per share of common stock, as reported by the Nasdaq National Market for our two most recent fiscal years:

Fiscal Year Ended March 31, 2003	High	Low

First Quarter	$11.30	$5.41
Second Quarter	8.48	3.25
Third Quarter	5.46	2.35
Fourth Quarter	5.50	3.42

Fiscal Year Ended March 31, 2004	High	Low

First Quarter	$7.56	$3.00
Second Quarter	9.83	4.77
Third Quarter	9.50	6.69
Fourth Quarter	8.60	6.69

Number of Stockholders

As of May 19, 2004, there were 629 holders of record of our common stock. Many beneficial holders hold their stock through depositories, banks and brokers included as a single holder in the single “street” name of each respective depository, bank, or broker.  We estimate that there are more than 11,100 beneficial holders who hold our common stock in street name.

Dividends

We have never declared or paid any cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Sales of Unregistered Securities

No sales of unregistered securities occurred during our fiscal year ended March 31, 2004.

Transfer Agent and Rights Agent

American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038, is our stock Transfer Agent and Rights Agent.

ITEM 6.                  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

	Fiscal Years Ended March 31,
	2000	2001	2002	2003	2004
Statement of Operations Data:
Revenues:
Products	$18,521	$19,724	$24,747	$23,127	$25,070
Funded research and development	4,572	3,142	2,214	183	669
Total revenues	23,093	22,866	26,961	23,310	25,739
Costs and expenses:
Cost of product revenues	5,870	7,222	7,925	7,501	7,591
Research and development (1)	15,633	28,667	27,108	20,552	14,299
Selling general and administrative	12,562	12,469	16,066	14,748	14,101
Total costs and expenses	34,065	48,358	51,099	42,801	35,991

Loss from operations	(10,972)	(25,492)	(24,138)	(19,491)	(10,252)
Interest and other income, net	1,106	6,160	2,945	1,320	806

Net loss	$(9,866)	$(19,332)	$(21,193)	$(18,171)	$(9,446)

Basic and diluted net loss per share	$(0.56)	$(0.94)	$(1.02)	$(0.87)	$(0.45)

Weighted average shares outstanding	17,579	20,583	20,869	20,994	21,153

	March 31,
	2000	2001	2002	2003	2004
Balance Sheet Data:
Cash, cash equivalents, marketable securities and long-term investments	$106,384	$92,498	$71,321	$54,449	$45,541
Working capital	107,438	94,651	74,127	56,987	32,154
Total assets	120,132	110,961	89,176	68,516	59,161
Long-term liabilities	715	368	—	—	—
Stockholders’ equity	111,238	99,814	79,868	62,090	54,336

(1)       Research and development expenses include certain contract costs.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in sales, gross profit and anticipated expense levels, as well as other statements, including words such as “may,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under “Risk Factors” as well as other risks and uncertainties referenced in this Report.

Overview

We are a leading developer, manufacturer and marketer of medical products designed to safely and effectively assist or replace the pumping function of the failing heart. In July 2001, in collaboration with leading medical centers, we commenced initial clinical trials for the world’s first implantable, battery-powered replacement heart, the AbioCor. The AbioCor, which is intended for end-stage heart failure patients, is designed to replace the failing ventricles of a patient’s diseased heart and take over their pumping function. The commencement of this initial clinical trial, approved by the FDA under an IDE, followed nearly three decades of research, development and testing related to this technology.  The initial AbioCor clinical trial has entered its final stage, and we have announced our intention to achieve initial commercial introduction of the AbioCor under a Humanitarian Device Exemption from the FDA at the earliest possible time.

We currently manufacture and sell two models of our temporary heart assist product.  The BVS 5000 Biventricular Support System was the first device approved by the FDA as a bridge-to-recovery device for temporary treatment of all patients with failing but potentially recoverable hearts.  The BVS system has an installed base of approximately 900 consoles located in approximately 600 medical centers in the United States, including 70% of all medical centers that perform more than 500 heart surgeries annually.  The BVS system has also been placed in more than 100 medical centers outside the United States, primarily in Europe.  Our AB5000 Circulatory Support System is a new heart assist product model, designed to provide enhanced patient mobility within and between centers, to facilitate patient ambulation, and to provide enhanced features and ease of use for caregivers.  In April 2003, we introduced the AB5000 console, a new console that will serve as a platform for ongoing and future blood pump product line enhancements to meet patient needs across a broader spectrum of temporary heart assist applications.  In September 2003 we received FDA approval to market the AB5000 Ventricle, the first of these new blood pumps.  The AB5000 system was the subject of a carefully controlled clinical introduction until its formal commercial launch in April 2004.

The BVS and AB5000 systems each consist of single-use external blood pumps and cannulae and a reusable pneumatic drive and control console.  Both are capable of assuming the full pumping function of a patient’s failing heart, and are designed to provide either univentricular or biventricular support.  Both are currently approved by the FDA for temporary use while the patient’s heart is allowed to rest, heal and recover.  The AB5000 console is capable of controlling both the BVS and the AB5000 blood pumps, and incorporates upgradeable software features to accommodate future product line enhancements, while the BVS console supports only the BVS blood pump.  It is our intent to seek expansion of the current approved indications for use of the AB5000 in order to allow support of expanded patient populations for longer periods of support.

Our heart assist product revenues consist of sales of consoles and blood pumps to new customers and reorders of blood pumps from existing customers. Following commercial introduction of the BVS in the U.S. in 1992, our focus was on obtaining market share beginning with the largest medical centers.   Similarly, our focus with the AB5000 will be to establish the new model in the largest medical centers performing the highest number of open-heart surgical procedures first and then to build the installed base of consoles to other centers.  Our early experience indicates that many of our established customers, as well as centers that have not previously been our customers, will want to acquire the AB5000 console in order to gain access to its features and to be able to use the new AB5000 ventricle.  We do not anticipate significant future sales of BVS consoles in the United States, but we do expect that there will be a continuing demand for BVS blood pumps.  We will continue to seek increased usage and product reorders by existing customers for both the BVS and the AB5000 blood pumps.

Research and development is a significant portion of our operations.  Our research and development efforts are focused on the development of new products related to heart assist and heart replacement, and the continued enhancement of current technologies.  One such effort is the AbioCor II, a smaller replacement heart incorporating a pumping mechanism different from that of the AbioCor. Our operating results reflect the dual activities of commercial operations and investments in the research and development of new technologies.

Critical Accounting Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, warranty obligations, inventory valuations and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We follow the guidance of SEC Staff Accounting Bulletin No. 104 (“SAB 104”) regarding the recognition, presentation and disclosure of revenue in financial statements.  SAB 104 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met:  (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.   Further, SAB 104 requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized.  We believe that our revenue recognition policies are in compliance with SAB 104.

We derive our revenues from two principal sources:  (1) product sales, including maintenance service agreements, and (2) funded research and development contracts and grants from government and other third party sources.  The great majority of our product revenues are derived from our shipment of BVS and AB5000 products to fulfill customer orders for a specified number of consoles and/or blood pumps for a specified price. We recognize revenues and record costs related to such sales upon product shipment.

As described below, some of our older BVS extended-term contracts require us to estimate the revenue to be recognized on each blood pump shipped as a result of judgments made regarding the potential number of pumps to be shipped over the duration of the individual contracts. Revenue from government contracts and grants is subject to government audit adjustment. As a result, we defer a portion of our government contract and grant revenue based upon our estimate of potential exposure to such adjustments.

During the three years ending March 31, 2004, a declining percentage of our BVS product revenue was derived from extended-term contracts with certain of our customers, which contracts provide the customers with units of our BVS product under contract terms of one-to-three years.  These contracts provide for the Company to receive a fixed, non-refundable amount of money over a set period of time in return for our providing these customers with BVS product at the start of the contract and restocking the customer with BVS blood pumps during the term of the contract. The exact quantity of such additional pumps to be supplied, if any, is limited to the actual usage by the customer to support their patients. We recognize revenue, and record related cost of product revenues, ratably over the term of the contract using an estimated per unit selling price based upon actual shipments of pumps to customers compared to the maximum number of additional pumps allowable under the contract.  When a maximum number is not specified in the sales contract, we compare actual shipments to our estimate of additional pumps that might be required by the customer. In the majority of contracts that contain contractual limits on the number of pumps, customers do not use the maximum number of allowable pumps and, as a result, we recognize the remaining deferred revenue at the end of the contract term with no associated incremental cost at that time. For a small number of older contracts that reached termination in fiscal 2004 and that did not have a contractual maximum number of pumps upon which to rely, we estimated customer blood pump usage and the resulting per unit selling price based upon historical experience.

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

Warranties. Our products are subject to rigorous regulation and quality standards. While we engage in extensive product quality programs and processes, including monitoring and evaluating the quality of component suppliers, our warranty obligation is affected by product failure rates and product recalls. Our operating results could be adversely affected if the actual cost of product failures, including product recalls, exceeds our estimated warranty provision.

Inventories.  We value our inventory of products held for sale at the lower of cost or current estimated market value.  We regularly review inventory quantities on hand and write down to its net realizable value any inventory believed to be impaired.  If actual demand or market conditions are less favorable than projected demand, additional inventory write-downs may be required that could adversely impact financial results for the period in which the additional excess or obsolete inventory is identified.  The inventory balances at March 31, 2003 and March 31, 2004 are net of impairment write-downs of $722,000 and $1,119,000, respectively.  All of our inventories are related to our heart assist product line. We will not capitalize any costs related to AbioCor inventory until we receive regulatory approval to begin commercial sales; currently anticipated for late in calendar 2005.

Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of March 31, 2004, the Company had federal tax net operating loss carryforwards of approximately $61.1 million that begin to expire in 2005. The Company also has research and development credit carryforwards of approximately $4.5 million that begin to expire in 2006. We have recorded a valuation allowance of $30.2 million as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that the Company will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period such a determination was made.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues (which includes revenues from products and funded research and development):

	Year Ended March 31,
	2002	2003	2004
Revenues:
Products	91.8%	99.2%	97.4%
Funded research and development	8.2	0.8	2.6
Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of product revenues	29.4	32.2	29.5
Research and development	100.5	88.2	55.5
Selling, general and administrative	59.6	63.2	54.8
Total costs and expenses	189.5	183.6	139.8
Loss from operations	(89.5)	(83.6)	(39.8)
Other income, net	10.9	5.7	3.1
Net loss	(78.6)%	(77.9)%	(36.7)%

Fiscal Years Ended March 31, 2004 and March 31, 2003 (“fiscal 2004” and “fiscal 2003”)

Product Revenues. Product revenues increased by $2.0 million, or 8%, from  $23.1 million in fiscal 2003 to $25.1 million in fiscal 2004. The increase is attributable to sales of AB5000 consoles and ventricles during the controlled clinical rollout that began in the first fiscal quarter for the console and in the second fiscal quarter for the ventricle.  Product revenue reflects fulfillment of all of the sales backlog reported at the end of our third fiscal quarter.  Going forward, we expect total revenue growth in excess of 10% annually driven by sales of AB5000 consoles and ventricles subsequent to the full product rollout in April 2004.  Revenue growth may be concentrated in the second half of our current fiscal year (fiscal 2005). We also expect that the BVS will remain an important part of our heart assist product portfolio, as we anticipate continuing demand for BVS blood pumps.

Domestic sales accounted for 92% of total product revenue during fiscal 2004 and 94% of product revenue for fiscal 2003.

Funded Research and Development Revenues.  Contract revenues increased by $0.5 million to $0.7 million in fiscal 2004 from $0.2 million in fiscal 2003.  As of March 31, 2004, our total backlog of research and development contracts and grants was $0.3 million. All of these contracts and grants contain provisions that make them terminable at the convenience of the government.

Cost of Product Revenues.  Cost of product revenues as a percentage of product revenues improved to 30% for fiscal 2004 from 32% in fiscal 2003.  The improvement in margin is primarily the result of lower manufacturing costs, increased sales as a result of the introduction of the new AB5000 system, and a write-down of inventory of an older model of the BVS console to its net realizable value in the prior year.  We expect that the growth of AB5000 product revenues will support continued margin improvement in future reporting periods.

Research and Development Expenses.  Research and development expenses decreased by $6.3 million, or 30%, from $20.6 million in fiscal 2003 to $14.3 million in fiscal 2004.  Research and development expenses were 88% of total revenues for fiscal 2003 and 56% of total revenues in fiscal 2004. The largest portion of this decrease is attributable to research and development expenses incurred for the AbioCor, which decreased by $5.3 million from $15.0 million for fiscal 2003 to $9.7 million during fiscal 2004. These AbioCor reductions are primarily due to labor and material purchases related to manufacture of AbioCor units as well as development and testing activities. These reductions result from our heavier investment in earlier years in order to achieve the current stage of our AbioCor clinical trial. Research and development expense for fiscal 2004 also included costs associated with ongoing development of the AB5000, including costs associated with efforts to obtain regulatory approval for our new AB5000 ventricle as well as those associated with future heart assist blood pumps and cannulae that are expected to operate with the new AB5000 platform.  Also included in research and development expense during fiscal 2004 are lesser costs associated with continued development and testing of the AbioCor II.  We anticipate that the majority of our near-term research and development focus will be on further extending the AB5000 product line, completing the initial AbioCor clinical trial and securing approval of a humanitarian device exemption for initial commercial introduction of the AbioCor, and developing the AbioCor II.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.6 million, or 4%, from $14.7 million in the prior year to $14.1 million in fiscal year ended March 31, 2004.  This reduction is attributable to lower accounting and legal costs as well as reductions in selling and clinical support costs.  As we plan to increase both sales and clinical support staffing in order to support the ongoing rollout of the AB5000 product, selling and clinical support costs are likely to increase going forward.

Throughout fiscal 2004 we incurred certain expenses associated with business development activities, primarily related to the review of business opportunities related to rotary blood pump technologies.  These activities may continue in the coming year and beyond, and may be expanded to encompass a wider array of different business opportunities clustered around our existing mechanical circulatory support business.  If these activities were to result in a major new business initiative, it is possible that we would decide to seek new financing in order to support that initiative.

In April 2004 David M. Lederman, Ph.D., ABIOMED’s founder, stepped down as President and Chief Executive Officer and was succeeded in those positions by Michael R. Minogue.  Dr. Lederman remains Chairman of the Board and an employee of the Company.  Subsequent to our fiscal year ending March 31, 2004, ABIOMED’s management team has been strengthened by a number of new appointments to fill existing vacancies and/or newly defined senior management functions.  We estimate that our one-time costs associated with recruiting and relocation of these new personnel, much of which will be recorded during the Company's first quarter of its fiscal year ending March 31, 2005, will approximate $750,000.

Interest and Other Income. Other income consists primarily of interest earned on our investment balances, net of expenses and foreign exchange gain or loss.  Interest and other income was $0.8 million in fiscal 2004, a decrease of $0.5 million from $1.3 million in fiscal 2003. This decrease was primarily due to reduced yields on investments resulting from lower average interest rates and lower average fund balances available for investment.  As a result of our improving financial performance and the continuing reduction in research and development expenditures as the AbioCor approaches initial commercial introduction, we were able during fiscal 2004 to move some of our cash and short term assets into longer term instruments in order to improve future yields.  Foreign translation costs were nearly constant year-to-year.

Net Loss. Net loss for the fiscal year ended March 31, 2004 was approximately $9.4 million, or $0.45 per share. This is a 48% reduction from the net loss of approximately $18.2 million, or $0.87 per share, in the prior fiscal year. The losses for both years are primarily attributable to development and clinical testing costs associated with the AbioCor, the AbioCor II, the AB5000 circulatory assist system and costs of developing other technologies and products.  Continued reduction of our net loss is an important goal of management, and we anticipate moving into profitability before the end of fiscal 2005.

Fiscal Years Ended March 31, 2003 and March 31, 2002 (“fiscal 2003” and “fiscal 2002”)

Product Revenues. Product revenues decreased by $1.6 million, or 7%, from  $24.7 million in fiscal 2002 to $23.1 million in fiscal 2003. The decrease in product revenues is primarily attributable to a $1.2 million decrease in revenue recognized from BVS blood pumps shipped under extended term contracts, which reflects product shipments and the timing of deferred revenue recognized under such contracts, and a $0.6 million decrease in international revenues from sales of our BVS consoles.  Offsetting these decreases was a $0.2 million increase in revenues from the sale of our BVS disposable blood pumps to existing and new customers.  Domestic sales accounted for 94% of total product revenue during fiscal 2003 and 92% of product revenue for fiscal 2002.

Funded Research and Development Revenues.  Contract revenues decreased by $2.0 million, or 92%, to $0.2 million in fiscal 2003 from $2.2 million in fiscal 2002. There were no revenues associated with the AbioCor government development contract in the year ending March 31, 2003 as compared to approximately $1.1 million recognized in the year ending March 31, 2002 as the funding under that contract ended in fiscal 2002.   In addition, we had recorded $0.6 million in revenues in the year ending March 31, 2002 related to Abiocor clinical trial preparation of U.S. and European medical centers, and we recorded none in the year ending March 31, 2003.

As of March 31, 2003, our total backlog of research and development contracts and grants was $0.5 million. All of these contracts and grants contain provisions that make them terminable at the convenience of the government.

Cost of Product Revenues Cost of product revenues as a percentage of product revenues was consistent at 32% for fiscal 2003 and fiscal 2002.

Research and Development Expenses.  Research and development expenses decreased by $6.5 million, or 24%, from $27.1 million in fiscal 2002 to $20.6 million in fiscal 2003.  Research and development expenses were 88% of total revenues for fiscal 2003 and 101% of total revenues in the prior year. Research and development expenses incurred for the AbioCor decreased by $6.0 million from $21.0 million for fiscal 2002 to $15.0 million during fiscal 2003.  Included in the AbioCor costs are costs related to continued improvement and testing of the AbioCor, costs associated with pilot manufacturing of the AbioCor and costs to support the AbioCor clinical trial.  The majority of the decrease in fiscal 2003 AbioCor development costs are associated with reductions in materials and labor costs associated with pilot manufacturing for the clinical trial.  Research and development expense for fiscal 2003 also included $5.2 million in costs associated with continued improvements to the BVS product line, including efforts to develop and obtain regulatory approval for our new AB5000 console and new single-use blood pump which is intended to improve upon the ease of use, quality of life, and mobility offered for post-cardiotomy and other short-term bridge-to-recovery patients provided by the current BVS 5000 blood pump.  Research and development expense also included costs associated with future heart assist blood pumps and cannulae that are expected to operate with the new AB5000 platform.  Also included in research and development expense during fiscal 2003 are costs associated with continued development and testing of the AbioCor II and evaluation of other potential product opportunities.  We anticipate that the majority of our near-term focus will be on further extending the BVS product line, successfully continuing the initial AbioCor clinical trial, and developing the AbioCor II.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.4 million, or 8%, from $16.1 million in the prior year to $14.7 million in fiscal year ended March 31, 2003.  This decrease was primarily attributable to reduced labor and benefit costs, public relations and travel costs.  Partially offsetting these expense reductions was the additional fees and other expenses we incurred related to the replacement of Arthur Andersen as our auditors.

Interest and Other Income. Other income consists primarily of interest earned on our investment balances, net of expenses and foreign exchange gain or loss.  Interest and other income decreased by $1.6 million from $2.9 million in fiscal 2002 to $1.3 million in fiscal 2003. This decrease was primarily due to reduced yields on investments resulting from lower average interest rates and lower average fund balances available for investment.  This decline in investment income was partially offset by foreign translation gains as a result of the stronger Euro against the U.S. dollar.

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

Liquidity and Capital Resources

We have supported our operations with net revenues from sales of our BVS and AB5000 circulatory assist product line, government contracts and proceeds from our equity offerings.  As of March 31, 2004, our cash, cash equivalents, short-term marketable securities and long-term investments totaled $45.5 million.

During the year we improved our financial performance from business operations resulting in substantial reduction in our use of cash. During the fiscal year ended March 31, 2004, cash used by operating activities was $10.1 million, or 37%, less than the $16.2 million used by operations in the comparable period of the prior year.  Net cash consumption from all activities, as determined by the net change in cash, short-term marketable securities and long-term investments, decreased to $8.9 million for the fiscal year ended March 31, 2004, compared to $16.9 million consumed in the prior fiscal year.  The difference of $8.0 million represents a 47% decline in cash consumption.

We have invested a substantial portion of our funds in marketable securities with maturities staggered over a period extending from one to two years in order to realize higher rates of return on our cash reserves without compromising a high degree of security.   As a result, in our financial statements we have classified $18.2 million of our investments as long-term.  These investments were made possible by the improvement in our financial performance in recent years, yielding, in the absence of a strategic technology acquisition, lower cash demands as our business continues to grow.

Income taxes incurred during the fiscal year 2004 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

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

Contractual Obligations and Commercial Commitments

The following table (in thousands) summarizes our contractual obligations at March 31, 2004 and the effects such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments Due By Fiscal Year
Contractual Obligations	TOTAL	2005	2006	2007	2008	After 2008

Operating Lease Obligations	$4,578	$781	$776	$769	$772	$1,480

The Company has no long-term debt or material commitments at March 31, 2004, other than normal trade payables and accrued expenses incurred in the normal operation of its business as reflected in our reported balance sheet.  We have elected not to exercise a buyout option available under the Company’s primary lease that would have allowed for early termination of the lease in 2005.

Subsequent to our fiscal year ending March 31, 2004, ABIOMED’s management team has been strengthened by a number of new appointments to fill existing senior-level vacancies and/or newly defined senior management functions.  We estimate that our one-time costs associated with recruiting and relocation of these new personnel, much of which will be recorded during the Company’s first quarter of our fiscal year ending March 31, 2005 will approximate $750,000.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. This interpretation expands the disclosure requirements of guarantee obligations and requires the guarantor to recognize a liability for the fair value of the obligation assumed under a guarantee.  In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party.  We apply the disclosure provisions of FIN 45 to agreements that contain guarantee or indemnification clauses.  These disclosure provisions expand those required by SFAS No. 5, Accounting for Contingencies, by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which we are a guarantor.

Product warranties – The Company routinely accrues for estimated future warranty costs on its product sales at the time of sale.  The AB5000 and BVS products are subject to rigorous regulation and quality standards.  While the Company engages in extensive product quality programs and processes, including monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates.  Operating results could be adversely affected if the actual cost of product failures exceeds the estimated warranty provision.

Patent indemnifications – In many sales transactions, we indemnify customers against possible claims of patent infringement caused by our products.  The indemnifications contained within sales contracts usually do not include limits on the claims. We have never incurred any material costs to defend lawsuits or settle patent infringement claims related to sales transactions.  As a result, the estimated fair value of the potential liability is minimal.  Accordingly, we have no liabilities recorded for patent infringement as of March 31, 2004.

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

Our future success is strongly dependent on development of new assist products and implantable replacement heart devices. Our development efforts may not be successful.

We are currently devoting our major research and development and regulatory efforts, and significant financial resources, to the development of the AbioCor and AbioCor II and product extensions of existing commercial products. The development of assist and replacement heart devices such as the AbioCor and AbioCor II, and other new products, presents enormous challenges in a variety of areas, many or all of which we may have difficulty in overcoming, including blood compatible surfaces, blood compatible flow, manufacturing techniques, pumping mechanisms, physiological control, energy transfer, anatomical fit and surgical techniques. Specifically, for many years, we and other parties have been attempting to develop a heart replacement device, but to date, none of these efforts has been proven successful. We cannot be sure that we will be successful in our development efforts, and in the event that we are unable to commercialize the AbioCor and AbioCor II, our business and financial condition would be adversely affected.

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

Development and testing of design changes to the AbioCor, AbioCor II and other products under development is often extensive, expensive and time consuming. Some of the tests for our products may require months or years to perform, and we could be required to begin these tests again if we modify one of our products to correct a problem identified in testing. Even modest changes to certain components of our products can take months or years to complete and test. If results of pre-clinical or clinical testing of our products under development indicate that design changes are required, such changes could cause serious delays that would adversely affect our results of operations. A number of companies in the medical industry have suffered delays, cost overruns and project terminations despite achieving promising results in pre-clinical testing or early clinical testing. In the event that we suffer setbacks in the pre-clinical or clinical testing of our heart assist and replacement products, these products may be delayed, require further funding, and possibly may not be brought to market.

If we fail to obtain approval from the FDA and from foreign regulatory authorities, we cannot market and sell the AbioCor or other products in the U.S. and in other countries.

If we cannot demonstrate through clinical testing on humans or other means that the AbioCor or other new products under development and testing are safe and effective, we will not be able to obtain regulatory approvals in the U.S. or other countries for the commercial sale of these products. Our clinical testing of the AbioCor is in its early stages. Delays, budget overruns, and project terminations are not uncommon even after promising pre-clinical and clinical trials of medical products. We intend to conduct clinical testing for the AbioCor and other heart assist and heart replacement products with critically ill patients, and these patients may die or suffer other adverse medical results for reasons which may or may not be related to the product being tested. Those outcomes could seriously delay the completion of clinical testing, as could the unavailability of suitable patients for clinical trials, both of which are outside our control. We cannot assure that the rate of patient enrollment in our clinical trials will be consistent with our expectations or be sufficient to allow us to complete our clinical trials for the AbioCor or our other products under development in a timely manner, if at all. Delays could defer the marketing and commercial sale of our products, require further funding, and possibly result in failure to bring the products to market.

We have announced our intention to seek and obtain initial approval from the FDA to market the AbioCor under an HDE rather than through a PMA.  Approval of an HDE by the FDA requires that we demonstrate that the AbioCor is safe, potentially effective and that its benefits outweigh its associated risks.  While the FDA has designated the AbioCor as appropriate for an HDE, we cannot assure that the FDA or any other regulatory authority will act quickly or favorably on our requests for this product approval, or that the FDA or any other regulatory authority will not require us to provide additional data that we do not currently anticipate in order to obtain product approvals.  If we are successful in obtaining FDA approval for the AbioCor based on a phased approach that begins with an HDE, the initial approval is likely to include conditions or limitations to particular indications that would limit the available market for these products. If we are not able to obtain regulatory approvals for use of the AbioCor or our other products under development, or if the patient populations for which they are approved are not sufficiently broad, the commercial success of these products could be limited.

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

The FDA continues to review products even after they have received initial approval. If and when the FDA approves the AbioCor, or our other products under development, the manufacture and marketing of these products will be subject to continuing regulation, including compliance with QSR, adverse event reporting requirements and prohibitions on promoting a product for unapproved uses.

We will also be required to obtain additional approvals in the event we significantly modify the design of an approved product or the product’s labeling or manufacturing process. Modifications of this type are common with new products, and we anticipate that the first generation of each of our products will undergo a number of changes, refinements and improvements over time. For example, the current configuration of the AbioCor’s thoracic unit, or “replacement heart,” is sized for patients with relatively large chest cavities, and we anticipate that we will need to obtain regulatory approval of thoracic units of other sizes. If we are not able to obtain regulatory approval of modifications to our current and future products, the commercial success of these products would be limited.

We and our third-party suppliers of product components are also subject to inspection and market surveillance by the FDA for QSR and other requirements. Enforcement actions resulting from failure to comply with government requirements could result in fines, suspensions of approvals, recalls of products, operating restrictions and criminal prosecutions, and affect the manufacture and marketing of our products. The FDA could withdraw a previously approved product from the market upon receipt of newly discovered information, including a failure to comply with regulatory requirements, the occurrence of unanticipated problems with products following approval, or other reasons, which could adversely affect our operating results.

The cost of developing and manufacturing the AbioCor, AbioCor II and other planned new products is substantial for a company of our size and might exert a strain on our available resources.

While our total research and development expenditures have decreased, spending on our AbioCor, AbioCor II and other products under development will remain significant for some time.  We expect that we will also need to make significant expenditures to begin to manufacture and market the AbioCor and our other planned new products in commercial quantities for sale in the U.S. and other countries, if and when we obtain regulatory approval. We cannot be sure that our estimates of capital expenditures for the development of our new products will be accurate. We could have significant cost overruns, which could reduce our ability to commercialize our products. Any delay or inability to commercialize our products under development could adversely affect our business prospects and results of operations.

We do not operate at a profit and cannot be assured of future profitability.

We have had net losses in each of the past three fiscal years. We are committed to making large expenditures for our new products under development in fiscal 2005 and subsequent fiscal years, which may result in losses in future periods. These expenditures include costs associated with performing clinical trials, continuing our research and development relating to our new products under development, seeking regulatory approvals and, if we receive these approvals, commencing commercial manufacturing and marketing. The amount of these expenditures is difficult to forecast accurately, and cost overruns may occur. We plan to fund a portion of these expenditures from our limited existing financial resources and revenues from BVS and AB5000 product sales. We cannot be sure that we will have the necessary funds to develop and commercialize our new products, or that additional funds will be available on commercially acceptable terms, if at all. In the event that we are unable to obtain the necessary funding to develop and commercialize our products, our business may be adversely affected.

Our operating results may fluctuate unpredictably.

Our annual and quarterly operating results have fluctuated historically and we expect these fluctuations to continue. Among the factors that may cause our operating results to fluctuate are:

•      costs we incur developing and testing the AbioCor, AbioCor II and other new products or product enhancements;

•      the timing of regulatory actions, such as product approvals or recalls;

•      costs we incur in anticipation of future sales, such as inventory purchases, expansion of manufacturing facilities, or establishment of international sales offices;

•      the timing of customer orders and deliveries;

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

The BVS and AB5000 circulatory assist products, our principal product and current primary source of revenues, are vulnerable to competitive pressures, disruptions in sales, continuing review and extensive regulatory requirements.

All of our product revenues to date have come from sales of the BVS and AB5000 products. We believe that we will continue to rely heavily on these products for at least the next several years until we obtain regulatory approval for new products. In the event that a competitor were to introduce new treatments, products and technologies which compete with our products, add new features to their existing products or reduce their prices to make their products more financially attractive to customers, our revenue from our BVS and AB5000 products could decline. For example, in the event of the expansion of technologies, which allow heart surgical procedures to be performed without stopping the heart, a reduction in the market for the BVS and AB5000 products could potentially result. Further, the BVS and AB5000 are subject to stringent and continuing FDA and other regulatory requirements, including compliance with the QSR, adverse event reporting, prohibitions on promoting the products for unapproved uses, and continued inspection and market surveillance by the FDA. If our products are recalled or otherwise withdrawn from the market, our revenues would likely decline, which would hurt our business. In addition, variations in the quantity and timing of sales of our new AB5000 consoles have a disproportionate effect on our revenues, because the price of the console is substantially greater than the price of our disposable blood pumps. If we cannot maintain and increase our disposable blood pump revenues from our BVS and AB5000 product line, our overall business and financial condition could be adversely affected.

Our product revenues increased in fiscal 2004 by 8% in comparison to fiscal 2003 and in fiscal 2003 our product revenues decreased by 7% in comparison to fiscal 2002.  Revenues derived from our BVS extended term contracts were $1.0 in fiscal 2004 compared to $4.1 million in fiscal 2003 and $5.2 million in fiscal 2002.  To maintain or increase revenues from sales of our current products, we may be required to adopt new sales and marketing strategies, some of which may require expending additional capital resources, or execute on existing strategies. The new strategies we may adopt or execute on include:

•      regularly introducing enhancements and product line extensions;

•      expanding sales of our BVS and AB5000 product line in international markets, some of which require separate regulatory approvals; and

•      seeking new categories of patients to support with our technology platform.

In the event that we are unsuccessful in carrying out these new strategies, our revenues may decline.

We may not be successful in expanding our sales activities into international markets.

We are seeking to expand our international sales of the BVS and AB5000 circulatory assist systems by recruiting direct sales and support teams for selected countries in Europe.  To date we have limited experience in selling the our products internationally and none with the AB5000 product.  In fiscal 2004, approximately 8%, and in fiscal 2003, approximately 6%, of our product revenues were derived from international sales.  Our international operations will be subject to a number of risks, which may vary from the risks we experience in the U.S., including:

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

Sales of medical products largely depend on the reimbursement of patients’ medical expenses by government health care programs and private health insurers. The cost of our BVS and AB5000 systems is substantial, and we anticipate that the cost of implanting the AbioCor in a patient will also be substantial. Without the financial support of the government or third party insurers, the market for our products will be limited. Medical products and devices incorporating new technologies are closely examined by governments and private insurers to determine whether the products and devices will be covered by reimbursement, and if so, the level of reimbursement which may apply. We cannot be sure that third party payors will reimburse sales of our products now under development, or enable us to sell them at profitable prices. We also cannot be sure that third party payors will continue the current level of reimbursement to physicians and medical centers for use of the BVS and AB5000. Any reduction in the amount of this reimbursement could harm our business.

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

Our products require precise, high quality manufacturing. Our failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, design defects or component failures, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. We have from time to time voluntarily recalled certain products. Despite our very high manufacturing standards, we cannot completely eliminate the risk of errors, defects or failures. If we are not able to manufacture the BVS and AB5000 in accordance with necessary quality standards, our business and results of operations may be negatively affected.

The AbioCor involves even greater manufacturing complexities than the BVS and AB5000 products. The AbioCor must be significantly more durable and meet different standards, which may be more difficult to achieve, than those that apply to our current product line. If we are unable to manufacture the AbioCor or other future products on a timely basis at acceptable quality and cost and in commercial quantities, or if we experience unanticipated technological problems or delays in production, our business will suffer.

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

Our intellectual property rights are and will continue to be a critical component of our success. A substantial portion of our intellectual property rights relating to the AB5000, BVS, AbioCor, AbioCor II and other products under development is in the form of trade secrets, rather than patents. In order to preserve certain proprietary information as trade secrets, we are required to restrict disclosure of information intended to constitute trade secrets to third parties. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with employees, consultants and other parties. Certain of our consultants and third parties with whom we have business relationships may also provide services to other parties in the medical device industry, including companies, universities and research organizations that are developing competing products. In addition, some of our former employees may seek employment with, and become employed by, our competitors. We cannot assure that confidentiality agreements with our employees, consultants and third parties will not be breached, that we will have adequate remedies for any such breach, or that our trade secrets will not become known to or be independently developed by our competitors.  The loss of trade secret protection for technologies or know-how relating to the AB5000, BVS, AbioCor or AbioCor II could adversely affect our business prospects.

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

The risk of product liability claims will increase as we introduce new products that are intended to support a patient until the end of life. For example, the AbioCor will have a finite life and could cause unintended complications to other organs and may not be able to successfully support all patients. Its malfunction could give rise to product liability claims whether or not it has extended or improved the quality of the patient’s life. We cannot be sure that we can obtain liability insurance to cover the AB5000, BVS, AbioCor or other new products at a reasonable cost, if at all. If we have to pay product liability claims in excess of our insurance coverage, our financial condition will be adversely affected.

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

While we do not invest for speculative purposes, we are exposed to market risk related to changes in interest rates. Our guidelines allow for an investment portfolio consisting mainly of U.S. Treasury notes, federal agency obligations, state and municipal bonds, and corporate bonds with maturities of two years or less and ratings of at least AA by Moody’s or Standard & Poor’s. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2004 the fair market value of the portfolio would decline by approximately $33,000. However, we believe that we have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected by a change in market interest rates on our securities portfolio.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Supplementary Data are provided under Part IV, Item 15, in this Report.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information called for by this item has been previously reported in our current report on Form 8-K filed on June 6, 2002.

ITEM 9A.               CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Acting Chief Financial Officer (the principal accounting officer), and all members of the senior management team held a Disclosure Committee meeting on May 4, 2004 and after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) have concluded that, based on such evaluation as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company, including our consolidated subsidiaries, was made known to them by others within those entities.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and the risk of fraud. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

During the fourth quarter of our fiscal year ended March 31, 2004, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is hereby incorporated by reference to the information under Part I, Item 1 —Business under the caption “Executive Officers of the Registrant” in this Report, and by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

The information with respect to audit committee financial expert and identification of the audit committee of the Board of Directors required by this Item is incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.  A copy of the audit committee charter, as amended, will be included within this filing.  Paper copies of the documents may be obtained free of charge by writing to the Company care of its Investor Relations Department at our principal executive office located at 22 Cherry Hill Drive, Danvers, Massachusetts 01923.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions.  A paper copy of our code of ethics may be obtained free of charge by writing to the Company care of its Compliance Officer at our principal executive office located at 22 Cherry Hill Drive, Danvers, Massachusetts 01923, or by email at IR@abiomed.com.

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

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is hereby incorporated by reference to the information under the heading “Securities Beneficially Owned by Certain Persons” in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

ITEM 13:               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is hereby incorporated by reference to the information under the heading “Certain Transactions,” if any, in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Information required by the Item 14 is hereby incorporated by reference to the information under the heading “Principal Accountant Fees and Services” in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

FINANCIAL STATEMENT SCHEDULES

(1)       Unaudited Quarterly Results of Operations, as previously reported for each of the fiscal quarters in the fiscal years ending March 31, 2004 and 2003.  Except for the schedule of unaudited Quarterly Results of Operations, other schedules are not provided because the required information is given in the financial statements or notes thereto.

(2)       The financial statements from our Annual Report for our fiscal year ending March 31, 2004 are attached hereto.

(3)       Exhibits

(3.1)        Restated Certificate of Incorporation - filed as Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-36657) (the “1997 Registration

 Statement”).*

(3.2)        Restated By-Laws, as amended.

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

(10.2)      1992 Combination Stock Option Plan, as amended - filed as Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 30, 1997 (the “September 1997 10-Q”).*  **

(10.3)      1988 Employee Stock Purchase Plan, as amended - filed as Attachment B to our definitive proxy statement filed on July 9, 2003 (“2003 Proxy Statement”).*  **

(10.4)      1989 Non-Qualified Stock Option Plan for Non-Employee Directors - filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 30, 1995.*  **

(10.5)      Facility Lease dated January 8, 1999 for the premises at 22 Cherry Hill Drive - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended December 31, 1998.*

(10.6)      1998 Equity Incentive Plan - filed as Exhibit 10 to our Form 10-Q/A for the fiscal quarter ended September 30, 1998.*  **

(10.7)      Form of Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.*  **

(10.8)      Schedule related to Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.*  **

(10.9)      2000 Stock Incentive Plan Agreement, as amended - filed as Attachment A to our 2003 Proxy Statement. *  **

(11.1)      Statement regarding computation of Per Share Earnings - see Note 1(j), Notes to Consolidated Financial Statements.

(21.1)      Subsidiaries of the Registrant.

(23.1)      Consent of Independent Registered Public Accounting Firm.

(31.1)      Rule 13a — 14(a)/15d — 14(a) certification of principal executive officer

(31.2)      Rule 13a — 14(a)/15d — 14(a) certification of principal accounting officer

(32.1)      Section 1350 certification

(b)   Reports on Form 8-K

On February 10, 2004, we filed current reports on Form 8-K and Form 8-K/A, which reported our financial results for our fiscal quarter ended December 31, 2003 under Items 12 and 7.

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

ABIOMED, Inc.

Dated May 27, 2004	By:	/s/ Charles B. Haaser
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

SIGNATURE		TITLE	DATE

/s/	Michael R. Minogue	Chief Executive Officer	May 27, 2004
	Michael R. Minogue	President and Director
(Principal Executive Officer)

/s/	Charles B. Haaser	Acting Chief Financial Officer	May 27, 2004
	Charles B. Haaser	and Controller (Principal Financial and
Accounting Officer)

/s/	W. Gerald Austen	Director	May 27, 2004
W. Gerald Austen

/s/	Paul B. Fireman	Director	May 27, 2004
Paul B. Fireman

/s/	David Gottlieb	Director	May 27, 2004
David Gottlieb

/s/	David M. Lederman	Chairman of the Board	May 27, 2004
David M. Lederman

/s/	John F. O’Brien	Director	May 27, 2004
John F. O’Brien

/s/	Desmond O’Connell	Director	May 27, 2004
Desmond O’Connell

/s/	Dorothy E. Puhy	Director	May 27, 2004
Dorothy E. Puhy

/s/	Henri A. Termeer	Director	May 27, 2004
Henri A. Termeer

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2003 AND 2004

Report of Independent Registered Public Accounting Firm

To Board of Directors and

Stockholders of ABIOMED, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of ABIOMED, Inc, and its subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of  America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
May 7, 2004

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,
	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,572	$6,893
Short-term marketable securities	9,877	20,432
Accounts receivable, net of allowance for doubtful accounts of approximately $171 and $131 at March 31, 2003 and 2004, respectively	5,224	5,972
Inventories	2,856	2,695
Prepaid expenses and other current assets	884	987
Total current assets	63,413	36,979

LONG-TERM INVESTMENTS (NOTE 2)	—	18,216

PROPERTY AND EQUIPMENT, AT COST:
Machinery and equipment	9,231	9,549
Furniture and fixtures	1,160	1,190
Leasehold improvements	2,167	2,236
	12,558	12,975
Less—Accumulated depreciation and amortization	8,550	9,774
	4,008	3,201

INTELLECTUAL PROPERTY AND OTHER ASSETS, NET	1,095	765

TOTAL ASSETS	$68,516	$59,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,399	$1,368
Accrued expenses	4,152	3,267
Deferred revenue	875	190

Total current liabilities	6,426	4,825

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Class B Preferred Stock, $.01 par value– Authorized—1,000,000 shares; Issued and outstanding—No shares	—	—
Common Stock, $.01 par value– Authorized—100,000,000 shares; Issued and outstanding— 21,047,918 shares and 21,386,919 shares at March 31, 2003 and 2004, respectively	210	214
Additional paid-in capital	163,951	165,696
Deferred stock-based compensation	—	(57)
Accumulated deficit	(102,071)	(111,517)

Total stockholders’ equity	62,090	54,336

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,516	$59,161

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

	Years Ended March 31,
	2002	2003	2004

REVENUES:
Products	$24,747	$23,127	$25,070
Funded research and development	2,214	183	669
	26,961	23,310	25,739

COSTS AND EXPENSES:
Cost of product revenues	7,925	7,501	7,591
Research and development (Note 8)	27,108	20,552	14,299
Selling, general and administrative	16,066	14,748	14,101
	51,099	42,801	35,991

LOSS FROM OPERATIONS	(24,138)	(19,491)	(10,252)

OTHER INCOME, NET
Investment income	2,938	1,147	634
Foreign exchange gain or (loss)	(70)	155	156
Other	77	18	16
	2,945	1,320	806

NET LOSS	$(21,193)	$(18,171)	$(9,446)

BASIC AND DILUTED NET LOSS PER SHARE:	$(1.02)	$(0.87)	$(0.45)

WEIGHTED AVERAGE SHARES OUTSTANDING:	20,869,160	20,993,598	21,153,014

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Accumulated	Deferred		Total
	Number of Shares	Par Value	Paid-in Capital	Stock-based Compensation	Accumulated Deficit	Stockholders’ Equity
Balance, March 31, 2001	20,770,714	$208	$162,313	$—	$(62,707)	$99,814

Stock options exercised	158,752	2	768	—	—	770
Stock-based compensation	—	—	240	—	—	240
Stock issued under employee stock purchase plan	20,516	—	222	—	—	222
Stock issued to directors	951	—	15	—	—	15
Net loss	—	—	—	—	(21,193)	(21,193)

Balance, March 31, 2002	20,950,933	210	163,558	—	(83,900)	79,868

Stock options exercised	25,250	—	139	—	—	139
Stock issued under employee stock purchase plan	66,331	—	194	—	—	194
Stock issued to directors	5,404	—	60	—	—	60
Net loss	—	—	—	—	(18,171)	(18,171)

Balance, March 31, 2003	21,047,918	210	163,951	—	(102,071)	62,090

Stock options exercised	295,272	3	1,452	—	—	1,455
Stock issued under employee stock purchase plan	28,837	1	133	—	—	134
Stock issued to directors	14,892	—	88	—	—	88
Deferred compensation related to employee stock option grants	—	—	72	(72)	—	—
Amortization of deferred compensation	—	—	—	15	—	15
Net loss	—	—	—	—	(9,446)	(9,446)

Balance, March 31, 2004	21,386,919	$214	$165,696	$(57)	$(111,517)	$54,336

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended March 31,
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,193)	$(18,171)	$(9,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,771	1,704	1,388
Bad debt expense, net	45	183	35
Net loss on disposition of fixed assets	33	—	—
Loss on abandonment of patents	63	235	55
Stock-based compensation	255	60	103
Other noncash gain	—	—	(156)
Changes in assets and liabilities:
Accounts receivable	1,521	1,649	(587)
Inventories	(689)	1,377	198
Prepaid expenses, other current assets and other assets	(71)	(393)	(289)
Accounts payable	(154)	(576)	314
Accrued expenses	250	(754)	(887)
Deferred revenue	(1,379)	(1,498)	(864)
Long-term liabilities	(64)	—	—

Net cash used in operating activities	(19,612)	(16,184)	(10,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of short-term marketable securities	14,391	30,425	10,197
Purchases of short-term marketable securities	(38,009)	(14,648)	(20,752)
Purchases of long-term investments	—	—	(18,216)
Proceeds from disposal of equipment	—	26	12
Additions to patents	(441)	(153)	(41)
Purchases of property and equipment	(1,624)	(840)	(429)

Net cash provided by (used in) investing activities	(25,683)	14,810	(29,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock issued under employee stock purchase plan	992	333	1,589
Repayments of long-term debt and capital lease obligations	(492)	(54)	—

Net cash provided by financing activities	500	279	1,589

NET DECREASE IN CASH AND CASH EQUIVALENTS	(44,795)	(1,095)	(37,776)

EFFECT OF EXCHANGE ON CASH	—	—	97

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT BEGINNING OF YEAR	90,462	45,667	44,572

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT END OF YEAR	$45,667	$44,572	$6,893

SUPPLEMENTAL DISCLOSURES:
Interest paid	$17	$2	$—
Income taxes paid, net of refunds	$16	$69	$33

The accompanying notes are an integral part of these consolidated financial statements

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(1)       SUMMARY OF OPERATIONS

ABIOMED, Inc. and subsidiaries (the Company) is engaged primarily in the development, manufacture and marketing of medical products designed to safely and effectively assist or replace the pumping function of the failing heart. The Company is currently undergoing clinical trials for its battery-powered totally implantable replacement heart system for patients who would otherwise die from heart failure. The Company currently markets and sells ventricular assist devices for the temporary support of patients with reversible heart failure.

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

(c)       Revenue Recognition from Product Sales and Accounts Receivable

SEC Staff Accounting Bulletin No. 104 (“SAB 104”) provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB 104 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met:  (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.  Further, SAB 104 requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized.  The Company believes that its revenue recognition policies are in compliance with SAB 104.

We derive our revenues from two principal sources; (1) product sales, including maintenance service agreements, and (2) funded research and development contracts and grants from government and other third party sources. In fiscal 2002 and 2003, product revenues were derived from sales of the Company’s BVS biventricular assist system, including related products and services.  In fiscal 2004 product revenues also included initial sales of our new AB5000 circulatory support system and related products. The majority of our BVS and AB5000 product revenues are derived from our shipment of products to fulfill customer orders for a specified number of consoles and blood pumps for a specified price. We recognize revenues and record costs related to such sales upon product shipment.

During the three years ending March 31, 2004 a declining percentage of our BVS product revenue was derived from extended-term contracts with certain of our customers, which provide the customers with units of our BVS product under contracts terms of one to three years.  These contracts provide for the Company to receive a fixed, non-refundable amount of money over a set period of time in return for our providing these customers with BVS product at the start of the contract and restocking the customer with BVS blood pumps during the term of the contract. The exact quantity of such additional pumps to be supplied, if any, is limited to the actual blood pump usage by the customer to support their patients. In addition to SAB 104, we follow the more recent guidance of EITF 00-21, Revenue Arrangements with Multiple Deliverables, in our calculation and recognition of the relative sales value for each element of these extended-term contracts.  In so doing, we recognize revenue, and record related cost of product revenues, ratably over the term of the contract using an estimated per unit selling price based upon actual shipments of pumps to customers compared to the maximum number of additional pumps allowable under the contract.  When a maximum number of pumps is not specified in the sales contract, we compare actual shipments to our estimate of additional pumps that might be required by the customer. In the majority of contracts that contain contractual limits on the number of pumps, customers do not use the maximum number of allowable pumps and, as a result, we recognize the remaining deferred revenue at the end of the contract term with no associated incremental cost at that time. For a small number of older contracts that reached termination in fiscal 2004, we did not have a contractual maximum number of pumps upon which to rely.  For these contracts, we estimated customer blood pump usage and resulting per unit selling price based upon historical experience.  Revenue recognized from extended-term contracts approximated $5,200,000, $4,100,000 and $1,000,000 for the fiscal years ending March 31, 2002, 2003 and 2004, respectively.

Maintenance service revenues are less than 5% of total revenues and are recognized ratably over the term of the service contracts based upon the elapsed term of the service contract.

International sales represented 8%, 6% and 8% of product revenues for the fiscal years ended March 31, 2002, 2003 and 2004, respectively. No single customer accounted for greater than 10% of product revenues or accounts receivable during fiscal 2002, 2003 or 2004.

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

(e)       Funded Research and Development Revenues

A portion of the Company’s research and development expenses has been supported by contracts and grants with various government agencies and other third party sources. The government-sponsored research and development contracts and grants generally provide for payment on a cost-plus-fixed-fee basis. The Company recognizes revenues under its government contracts and grants as work is performed, provided that the government has appropriated sufficient funds for the work. Under contracts in which the Company elects to spend significantly more on the development project during the term of the contract than the total contract amount, the Company prospectively recognizes revenue on such contracts ratably over the term of the contract as it incurs related research and development costs, provided the government has appropriated sufficient funds for the work. The Company retains rights to all technological discoveries and products resulting from these efforts.

(f)        Warranties

The Company routinely accrues for estimated future warranty costs on its product sales at the time of sale.  The AB5000 and BVS products are subject to rigorous regulation and quality standards.  While the Company engages in extensive product quality programs and processes, including monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates.  Operating results could be adversely effected if the actual cost of product failures exceeds the estimated warranty provision.  Warranty costs are included in costs of sales within the consolidated statements of operations. The Company estimated its obligation at $245,000 for fiscal 2004.

The following table summarizes the activities in the warranty reserve for the year ended March 31, 2004 (in thousands).

Balance at the beginning of the period	$170
Accrual for warranties issued during the period	114
Accrual related to pre-existing warranties (including changes in estimates)	197
Warranty expense incurred for the period	(236)
Balance at the end of the period	$245

(g)      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31,
	2003	2004

Raw materials	$1,407	$690
Work-in-process	794	450
Finished goods	655	1,555

	$2,856	$2,695

All of the Company’s inventories on the balance sheet relate to the AB5000 and BVS product lines. Because the AbioCor replacement heart is not yet available for commercial sale, inventories do not currently include any costs associated with AbioCor manufactured systems or component parts.  Finished goods and work-in-process inventories consist of direct material, labor and overhead.

The Company regularly reviews inventory quantities on hand and write down to its net realizable value any inventory believed to be impaired.  If actual demand or market conditions are less favorable than projected demand, additional inventory write-downs may be required that could adversely impact financial results for the period in which the additional excess or obsolete inventory is identified.  The inventory balances at March 31, 2003 and March 31, 2004 are net of impairment write-downs of $722,000 and $1,119,000, respectively.

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

Depreciation and amortization expense related to property and equipment was $1,636,000, $1,513,000 and $1,230,000 for the fiscal years ended March 31, 2002, 2003 and 2004, respectively.

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

(j)      Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the fiscal year. Diluted net loss per share is computed by dividing net loss by the weighted-average number of dilutive common shares outstanding during the fiscal year. Dilutive shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) common stock from outstanding stock options and warrants based on the treasury stock method. In fiscal years when net income is reported, the calculation of diluted net income per share typically results in lower earnings per share than is calculated using the basic method.  In fiscal years when a net loss is reported, such as the fiscal years ended March 31, 2002, 2003 and 2004, these potential shares from stock options and warrants are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced.  Therefore, in fiscal years when a loss is reported the calculation of basic and dilutive loss per share results in the same value.

The calculation of diluted weighted-average shares outstanding for the fiscal years ended March 31, 2002, 2003 and 2004 excludes potential stock from unexercised stock options that have a purchase price below the average market price as shown below.

Year Ended March 31,	Potential Dilutive Shares from Exercise of Common Stock Options

2002	1,420,831
2003	58,343
2004	222,593

The calculation of diluted weighted average shares outstanding excludes unissued shares of Common Stock associated with outstanding stock options that have exercise prices greater than the average market price of fiscal years ending March 31, 2002, 2003 and 2004, the weighted average number of these potential shares totaled 341,495, 2,463,715 and 1,908,347 shares, respectively.  The calculation of diluted weighted average shares outstanding for these fiscal years also excludes warrants to purchase 400,000 share of common stock issued in connection with the acquisition of intellectual property (see Note 4).

(k)      Cash and Cash Equivalents

The Company classifies any marketable security with a maturity date of 90 days or less at the time of purchase as a cash equivalent.

(l)       Marketable Securities and Long-term Investments

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

The amortized cost, including interest receivable, and market value of short-term marketable securities were approximately $9,877,000 and $9,858,000 at March 31, 2003, and $20,432,000 and $20,433,000 at March 31, 2004, respectively.

The amortized costs, including interest receivable, and market value of the long-term investments were approximately $18,216,000 and $18,290,000 at March 31, 2004, respectively.  There were no long-term marketable securities at March 31, 2003.

At March 31, 2004 the investment portfolio consisted primarily of government securities and corporate bonds with maturities of two years or less.

(m)      Disclosures about Fair Value of Financial Instruments

As of March 31, 2003 and 2004, the Company’s financial instruments were comprised of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, the carrying amounts of which approximated fair market value.

(n)      Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Other than the reported net loss, there were no components of comprehensive income or loss which require disclosure for the years ended March 31, 2002, 2003 and 2004.

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

(q)  Accounting for Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by APB No. 25, Accounting for Stock Issued to Employees, and related interpretations and has elected to follow the disclosure-only alternative requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of Common Stock at the date of grant.

The Company records compensation expense for certain stock option related events requiring remeasurement in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25.  Stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123.

If compensation cost for the Company’s fiscal 2002, 2003 and 2004 grants issued under stock-based compensation plans, including costs related to prior years grants had been determined based on SFAS 123, the Company’s pro forma net loss and pro forma loss per share for the years ended March 31, would have been as follows (in thousands, except per share data):

	2002	2003	2004

Net loss, as reported	$(21,193)	$(18,171)	$(9,446)
Add: Stock based employee compensation included in reported net loss	255	60	103
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,774)	(1,919)	(1,690)

Pro forma net loss	$(22,712)	$(20,030)	$(11,033)

Basic and diluted loss per share
As reported	$(1.02)	$(0.87)	$(0.45)
Pro forma	$(1.09)	$(0.95)	$(0.52)

The fair value per share of the options granted during fiscal 2002, 2003 and 2004 was computed as $3.74, $1.69 and $1.53, per share, respectively, and was calculated using the Black-Scholes option-pricing model with the following assumptions.

	2002	2003	2004

Risk-free interest rate	5.00%	2.92%	2.56%
Expected dividend yield	—	—	—
Expected option term in years	5.0 years	5.0 years	5.3 years
Assumed stock price volatility	69%	85%	86%

In addition to compensation expense related to stock option grants, the pro forma compensation expense shown in the table above includes compensation expense related to stock issued under the Company’s Employee Stock Purchase Plan of approximately $39,000, $44,000 and $19,000 for fiscal 2002, 2003 and 2004, respectively.

This pro forma compensation expense may not be representative of the amount to be expected in future years as pro forma compensation expense may vary based upon the number of options granted and shares purchased.  The pro forma tax effect of the employee compensation expense has not been considered due to the Company’s reported net losses.

(r)       Translation of Foreign Currencies

The U.S. dollar is the functional currency for the Company’s single foreign subsidiary, ABIOMED B.V.  The financial statements of ABIOMED B.V. are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets.  Foreign exchange gains and losses are included in the results of operations in other income, net.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective in fiscal 2004 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003.  The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition, which supercedes SAB No. 101, Revenue Recognition in Financial Statements.  SAB 104 rescinds accounting guidance in SAB 101 related to multiple-element arrangements, as this guidance has been superseded as a result of the issuance of EITF No. 00-21.  The adoption of SAB 104 did not have a material impact on our financial position, results of operations or cash flows.

(t)        Reclassification

Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

(3)       INTELLECTUAL PROPERTY AND OTHER ASSETS

Intellectual property and other assets includes costs related to the Company’s awarded and pending patents. The Company is amortizing the cost of these patents on a straight-line basis over seven years, the estimated useful lives of the patents. The unamortized cost of these patents approximated $742,000 and $569,000 as of March 31, 2003 and 2004, respectively.  Amortization expense for patents totaled $135,000, $191,000 and $158,000 for the years ending March 31, 2002, 2003 and 2004 respectively.  Expense for abandonment of certain patents totaled $63,000, $235,000 and $55,000 for the years ended March 31, 2002, 2003 and 2004.

(4)       CAPITAL STOCK

Each share of common stock has a voting right of one vote per share and generally has the right to elect, as a class, at least 25% of the Company’s directors.

The Company has authorized 1,000,000 shares of Class B Preferred Stock, $0.01 par value, of which the Board of Directors can set the designation, rights and privileges.  No shares of Class B Preferred Stock have been issued or are outstanding.

In August 1997, the Company declared a dividend of one Preferred Share Purchase Right (the Right) for each outstanding share of common stock to its stockholders of record at August 28, 1997.  Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock with a par value of $0.01 per share, at a price of $45.00 per one one-thousandth of a share, subject to amendment. In accordance with the terms set forth in the Rights Agreement, the Rights are not exercisable until the occurrence of certain events, as defined. In addition, the registered holders of the Rights will have no rights as a common stockholder of the Company until the Rights are exercised. The Company’s Board of Directors may amend the terms of the Rights. The Rights expire on August 13, 2007.

In September 2000, the Company issued common stock and warrants to acquire the exclusive rights to the Penn State Heart together with complete ownership of a company incorporated to commercialize the Penn State Heart called BeneCor Heart Systems, Inc. The terms of this transaction consisted of payment of 110,000 shares of the Company’s common stock, plus the issuance of warrants to purchase up to 400,000 additional shares of the Company’s common stock at an exercise price of $0.01 per share.  Exercise of the warrants is contingent on the achievement of certain clinical and regulatory milestones with the Penn State Heart by specified dates, the last of which is September 30, 2007.  Warrants not vested and exercised by September 30, 2007 expire. The value of the common stock and warrants issued in connection with the transaction are included in stockholders’ equity at values of $3,145,000 and $3,145,000, respectively, representing the fair value of the stock and warrants based on the closing market price for the Company’s stock on the closing date for this transaction.  These amounts were fully expensed as in-process research and development on the date of acquisition because the technology had no future alternate use. As of March 31, 2004, 400,000 warrants were outstanding and none were exercisable.

(5)       INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  The asset and liability approach used under SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities.

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

At March 31, 2004, the Company had federal and state NOL carryforwards of approximately  $61,100,000 and $30,200,000, which begin to expire in 2005.  Additionally, at March 31, 2004, the Company had federal and state research and experimentation credit carryforwards of approximately $4,500,000 and $3,000,000, respectively, which begin to expire in 2006.  Based upon the Internal Revenue Code, certain changes in company ownership may subject these carryforwards to an annual limitation.

The components of the Company’s net deferred taxes were as follows at March 31 (in thousands):

	2003	2004
Assets
NOL carryforwards and tax credit carryforwards	$28,904	$30,136
Capitalized research and development	13,260	16,340
Nondeductible reserves	357	99
Nondeductible accruals	757	680
Deferred revenue	290	58
Depreciation	468	1,063
other, net	599	1,118

	44,635	49,494
Valuation allowance	(44,635)	(49,494)
Net deferred taxes	$—	$—

The effective tax rate of zero differs from the statutory rate of 34% primarily due to the inability of the Company to recognize deferred tax assets for its operating losses and tax credits.  Of the total valuation allowance, approximately $2,400,000 relates to stock option compensation deductions.  The tax benefit associated with the stock option compensation deductions will be credited to equity when realized.

(6)       COMMITMENTS AND CONTINGENCIES

The Company applies the disclosure provisions of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 (FIN No. 45). to its agreements that contain guarantee or indemnification clauses.  These disclosure provisions expand those required by SFAS No. 5 Accounting for Contingencies, by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote.  The following is a description of arrangements in which the Company is a guarantor.

Product warranties — The Company routinely accrues for estimated future warranty costs on its product sales at the time of sale.  The AB5000 and BVS products are subject to rigorous regulation and quality standards.  While the Company engages in extensive product quality programs and processes, including monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates.  Operating results could be adversely effected if the actual cost of product failures exceeds the estimated warranty provision.

Patent indemnifications — In many sales transactions, the Company indemnifies customers against possible claims of patent infringement caused by the Company’s products.  The indemnifications contained within sales contracts usually do not include limits on the claims. The Company has never incurred any material costs to defend lawsuits or settle patent infringement claims related to sales transactions.  Under the provisions of FIN No. 45, intellectual property indemnifications require disclosure only.

As of March 31, 2004, the Company had entered into leases for its facilities, including its primary operating facility in Danvers, Massachusetts, with terms through fiscal 2010.  The Company has elected not to exercise a buyout option available under its primary lease that would have allowed for early termination in 2005. Total rent expense under these leases, included in the accompanying consolidated statements of operations, was approximately $856,000, $823,000 and $821,000 for the fiscal years ended March 31, 2002, 2003 and 2004, respectively.

During the fiscal year ended March 31, 2000, the Company entered into 36-month operating leases totaling approximately $644,000 for the lease of office furniture.  These leases ended in fiscal year 2003 and at the Company’s option the furniture was purchased.  Rental expense recorded for these leases during the fiscal years ended March 31, 2002 and 2003 was approximately $215,000 and $127,000 respectively.

During fiscal 2000, the Company entered into a 36-month capital lease for computer equipment and software for approximately $221,000.  This lease ended in fiscal year 2003 and at the Company’s option these assets were purchased.

Future minimum lease payments under all non-cancelable operating leases as of March 31, 2004 are approximately as follows (in thousands):

Year ending March 31,	Operating Leases
2005	$781
2006	776
2007	769
2008	772
2009	772
Thereafter	708

Total future minimum lease payments	$4,578

From time-to-time, the Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management, in consultation with the Company’s general counsel, presently believes that the outcome of each such other proceedings or claims which are pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company.

(7)       STOCK OPTION AND PURCHASE PLANS

With the exception of 15,654 options outstanding at March 31, 2004 that were granted to certain employees with an exercise price of $0.01 per share, all stock options granted by the Company under the below-described plans were granted with an exercise price equal to the fair market value on the date of the grant. For the options granted below fair market value, compensation expense of $72,000 will be recognized ratably over the four-year vesting period in accordance with SFAS 123.  Outstanding stock options, if not exercised, expire 10 years from the date of grant.

The 1992 Combination Stock Option Plan (the “Combination Plan”), as amended, was adopted in September 1992 as a combination and restatement of the Company’s then outstanding Incentive Stock Option Plan and Nonqualified Plan. A total of 2,670,859 options were awarded from the Combination Plan during its ten-year restatement term that ended on May 1, 2002.  As of March 31, 2004, 927,420 of these options remain outstanding and eligible for future exercise.  These options are held by Company employees and generally become exercisable ratably over five years.

The 1998 Equity Incentive Plan, (the “Equity Incentive Plan”), was adopted by the Company in August 1998.  The Equity Incentive Plan provides for grants of options to key employees, directors, advisors and consultants as either incentive stock options or nonqualified stock options as determined by the Company’s Board of Directors.  A maximum of 1,000,000 shares of common stock may be awarded under this plan.  Options granted under the Equity Incentive Plan are exercisable at such times and subject to such terms as the Board of Directors may specify at the time of each stock option grant.  Options outstanding under the Equity Incentive Plan have vesting periods of 3 to 5 years from the date of grant.

The 2000 Stock Incentive Plan, (the “2000 Plan”), as amended, was adopted by the Company in August 2000.  The 2000 Plan provides for grants of options to key employees, directors, advisors and consultants to the Company or its subsidiaries as either incentive or nonqualified stock options as determined by the Company’s Board of Directors.  Up to 2,900,000 shares of common stock may be awarded under the 2000 Plan and are exercisable at such times and subject to such terms as the Board of Directors may specify at the time of each stock option grant. Options outstanding under the 2000 Plan generally vest 4 years from the date of grant.

The Company has a nonqualified stock option plan for non-employee directors (the “Directors’ Plan”). The Directors’ Plan, as amended, was adopted in July 1989 and provides for grants of options to purchase shares of the Company’s common stock to non-employee Directors of the Company. Up to 400,000 shares of common stock may be awarded under the Directors’ Plan. Options outstanding under the Director’s Plan have vesting periods of 1 to 5 years from the date of grant.

The following table summarizes stock option activity under all of the Company’s stock option plans:

	Number of Options	Exercise Price	Weighted Avg. Exercise Price Per Share

Outstanding, March 31, 2001	2,867,089	$ 2.81 – $36.53	9.05
Granted	376,700	$11.56 – $24.12	20.10
Exercised	(158,752)	$ 3.13 – $15.34	5.86
Canceled	(274,400)	$ 5.63 – $33.63	15.62

Outstanding, March 31, 2002	2,810,637	$ 2.81 – $36.53	10.09
Granted	756,000	$ 4.81 – $11.25	6.89
Exercised	(25,250)	$ 5.50 – $ 5.63	5.50
Canceled	(441,095)	$ 4.75 – $36.53	10.06

Outstanding, March 31, 2003	3,100,292	$ 2.81 – $36.53	9.35
Granted	547,054	$ 0.01 – $ 8.99	5.30
Exercised	(295,272)	$ 3.13 – $ 8.19	4.98
Canceled	(275,235)	$ 0.01 – $34.06	9.47

Outstanding, March 31, 2004	3,076,839	$ 0.01 – $36.53	$9.05

Exercisable, March 31, 2004	1,627,765	$ 2.81 – $36.53	$8.94
Exercisable, March 31, 2003	1,594,167	$ 2.81 – $36.53	$7.26
Exercisable, March 31, 2002	1,360,076	$ 2.81 – $19.69	$6.07

Shares available for future issuance, March 31, 2004	2,047,029

During the fiscal year ended March 31, 2002, certain optionholders exercised options in cashless exercises. The total number of options exercised in this manner was 35,000. These cashless transactions triggered remeasurement on the date of exercise for the difference of between the fair market value of the common stock underlying the stock options and the exercise price of the stock options. The Company recorded expense of $240,000 for the year ended March 31, 2002 to reflect these remeasurements. The options had originally been granted to the optionholders with exercise prices equal to the fair market value of the stock on the date of grant.  No cashless exercises of stock options occurred during the fiscal years ended March 31, 2003 and 2004.

The following table summarizes certain data for options outstanding and exercisable under all plans at March 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding As of March 31, 2004	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Exercisable As of March 31, 2004	Weighted Avg. Exercise Price
$ 0.00 – $ 3.65	18,154	8.0	$0.40	2,500	$2.81
$ 3.66 – $ 7.31	2,293,220	5.8	6.15	1,237,920	6.14
$ 7.32 – $10.96	42,100	9.0	8.16	6,000	7.47
$10.97 – $14.61	21,975	6.9	13.19	6,750	13.19
$14.62 – $18.27	362,500	6.3	15.66	218,725	15.65
$18.28 – $21.92	165,140	7.1	18.67	86,420	18.82
$21.93 – $25.57	136,000	7.2	23.88	46,800	23.70
$25.58 – $29.22	28,000	6.5	27.15	16,800	27.15
$29.23 – $32.88	5,000	6.5	30.00	3,000	30.00
$32.89 – $36.53	4,750	6.5	36.06	2,850	36.06
Total	3,076,839	6.1	$9.05	1,627,765	$8.94

The Company has an Employee Stock Purchase Plan (the Purchase Plan), as amended.  Under the Purchase Plan, eligible employees (including officers and directors) who have completed six months of employment with the Company or its subsidiaries who elect to participate in the Purchase Plan instruct the Company to withhold a specified amount from each payroll period during a six-month payment period (the periods April 1 - September 30 and October 1 - March 31).  On the last business day of each payment period, the amount withheld is used to purchase common stock at an exercise price equal to 85% of the lower of its market price on the first business day or the last business day of the payment period.  Up to 500,000 shares of common stock may be issued under the Purchase Plan, of which 305,350 shares are available for future issuance as of March 31, 2004.  During the fiscal years ended March 31, 2002, 2003 and 2004, 20,516, 66,331 and 28,837 shares of common stock, respectively, were sold pursuant to the Purchase Plan.

(8)       RESEARCH AND DEVELOPMENT

Research and development is a significant portion of the Company’s operations. The Company’s research and development efforts are focused on the development of new products, primarily related to cardiac assist and heart replacement, including the continued enhancement of the AB5000 and BVS products and related technologies.  Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing new products and significant enhancements to existing products, including amortized costs of purchased technology. Costs associated with government-funded contracts and grants are recorded in the accompanying consolidated statements of operations as part of research and development expenses as shown in the table below.

The Company, at its sole discretion, may elect to further develop government-funded technologies or products by spending resources outside or above the contract limits. In fiscal 2002, 2003 and 2004, the majority of the Company’s research and development expenditures were directed towards the development and preparation of the AbioCor Implantable Replacement Heart, which is in initial human clinical trials.  Future costs for such development cannot be definitively estimated at this time and are likely to be highly variable based upon a number of factors, including clinical results and regulatory requirements.

Research and development costs consist of the following amounts (in thousands):

	Year Ended March 31,
	2002	2003	2004

Internally funded	$26,703	$20,259	$13,877
Incurred under government contracts and grants	405	293	422

Total research and development	$27,108	$20,552	$14,299

(9)       EMPLOYEE DEFERRED COMPENSATION PROFIT-SHARING PLAN AND TRUST

The Company has an employee deferred compensation profit-sharing plan (the 401(k) Plan) that covers all employees who are at least 20 years of age.  Amounts paid by the Company to match a portion of employees’ contributions and discretionary amounts determined by the Company’s Board of Directors totaled approximately $635,000, $273,000 and $241,000 for the fiscal years ended March 31, 2001, 2002 and 2004, respectively.

(10)     ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,
	2003	2004

Salaries and benefits	$2,186	$2,207
Contract services	850	364
Professional fees	386	304
Other	730	392
	$4,152	$3,267

(11)     SUBSEQUENT EVENTS

In April 2004 David M. Lederman, Ph.D., ABIOMED's founder, stepped down as President and Chief Executive Officer and was succeeded in those positions by Michael R. Minogue. Dr. Lederman remains Chairman of the Board and an employee of the Company. Subsequent to our fiscal year ending March 31, 2004, ABIOMED's management team has been strengthened by a number of new appointments to fill existing vacancies and/or newly defined senior management functions. We estimate that our one-time costs associated with recruiting and relocation of these new personnel, much of which will be recorded during the Company's first quarter of its fiscal year ending March 31, 2005, will approximate $750,000.

SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(in thousands except per share data)

The following is a summary of our unaudited quarterly results of operations for the fiscal years ending March 31, 2004 and 2003.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
Fiscal Year 2004
Total revenues	$5,100	$5,341	$6,683	$8,615	$25,739
Cost of product revenues	1,222	1,411	2,125	2,833	7,591
Gross profit	3,791	3,875	4,401	5,412	17,479
Total expenses	7,324	6,810	6,795	7,471	28,400
Other income, net	261	119	270	156	806
Net loss	(3,185)	(2,761)	(1,967)	(1,533)	(9,446)
Basic and diluted net loss per share	$(0.15)	$(0.13)	$(0.09)	$(0.08)	$(0.45)

Fiscal Year 2003
Total revenues	$5,306	$5,576	$5,620	$6,808	$23,310
Cost of product revenues	1,673	1,598	2,088	2,142	7,501
Gross profit	3,461	3,855	3,503	4,806	15,625
Total expenses	9,556	9,498	8,262	7,984	35,300
Other income, net	423	328	291	278	1,320
Net loss	(5,500)	(5,192)	(4,439)	(3,040)	(18,171)
Basic and diluted net loss per share	$(0.26)	$(0.25)	$(0.21)	$(0.15)	$(0.87)