Form 10-Q
period 2004-06-30
ABIOMED INC
filed 2004-08-09
CIK 815094

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes    ☒                   No    ☐

As of August 3, 2004, there were 21,849,037 shares outstanding of the registrant’s Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands)

ASSETS

	June 30, 2004	March 31, 2004

Current Assets:
Cash and cash equivalents	$6,223	$6,893
Short-term marketable securities (Note 7)	26,498	20,432
Accounts receivable, net of allowance for doubtful accounts of approximately $95 and $131 at June 30, 2004 and March 31, 2004, respectively	5,416	5,972
Inventories (Note 5)	4,123	2,695
Prepaid expenses and other current assets	1,223	987
Total current assets	43,483	36,979

Long-term Investments (Note 7)	12,433	18,216

Property and Equipment, at cost:
Machinery and equipment	9,686	9,549
Furniture and fixtures	1,211	1,190
Leasehold improvements	2,268	2,236
	13,165	12,975

Less: Accumulated depreciation and amortization	10,048	9,774
	3,117	3,201

Intellectual Property and Other Assets, net (Note 8)	605	765

Total assets	$59,638	$59,161

The accompanying notes are an integral part
of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2004	March 31, 2004

Current Liabilities:
Accounts payable	$1,309	$1,368
Accrued expenses	3,515	3,267
Deferred revenues	270	190
Total current liabilities	5,094	4,825

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Class B Preferred Stock, $.01 par value- Authorized- 1,000,000 shares Issued and outstanding-none	—	—
Common Stock, $.01 par value- Authorized- 100,000,000 shares Issued and outstanding- 21,836,237 shares at June 30, 2004 and 21,386,919 shares at March 31, 2004	218	214
Additional paid-in capital	168,256	165,696
Deferred stock-based compensation	(34)	(57)
Accumulated deficit	(113,896)	(111,517)
Total stockholders’ equity	54,544	54,336

Total liabilities and stockholders’ equity	$59,638	$59,161

The accompanying notes are an integral part
of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share and share data)

	Three Months Ended
	June 30, 2004	June 30, 2003

Revenues:
Products	$7,366	$5,013
Funded research and development	75	87
	7,441	5,100

Costs and expenses:
Cost of product revenues	1,757	1,222
Research and development (Note 9)	3,308	4,123
Selling, general and administrative	4,917	3,201
	9,982	8,546

Loss from operations	(2,541)	(3,446)

Other income, net
Investment income	164	174
Foreign exchange (loss) gain	(8)	82
Other	6	5
	162	261

Net loss	$(2,379)	$(3,185)

Basic and diluted net loss per share (Note 6):	$(0.11)	$(0.15)

Weighted average shares outstanding (Note 6):	21,570,806	21,052,694

The accompanying notes are an integral part
of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended
	June 30, 2004	June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,379)	$(3,185)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	311	359
Recoveries of allowance for doubtful accounts	(35)	—
Loss on abandonment of patents	29	16
Stock-based compensation	4	47
Changes in assets and liabilities:
Accounts receivable	590	1,121
Inventories	(1,434)	(158)
Prepaid expenses, other current assets and other assets	(96)	(371)
Accounts payable	(58)	(132)
Accrued expenses	248	(1,463)
Deferred revenues	79	(45)

Net cash used in operating activities	(2,741)	(3,811)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of short-term marketable securities	9,484	1,600
Purchases of short-term marketable securities	(8,705)	(365)
Proceeds from disposition of long-term investments	2,000	—
Purchases of long-term investments	(3,062)	—
Additions to patents	(7)	(9)
Purchases of property and equipment	(189)	(135)

Net cash (used in) provided by investing activities	(479)	1,091

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,583	—

Net cash provided by financing activities	2,583	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(637)	(2,720)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(33)	—

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT BEGINNING OF PERIOD	6,893	44,572

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT END OF PERIOD	$6,223	$41,852

SUPPLEMENTAL DISCLOSURES
Interest paid	$—	$—
Income taxes paid, net of refunds	$46	$12

The accompanying notes are an integral part
of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              Basis of Preparation

The unaudited consolidated financial statements of ABIOMED, Inc. (the “Company”), presented herein have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest audited annual financial statements. These audited statements are contained in our Annual Report on Form 10-K for the year ended March 31, 2004 which have been filed with the SEC.

In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of June 30, 2004 and for the three months then ended.  The results of operations for the three months ended June 30, 2004 may not be indicative of the results that may be expected for the full fiscal year.

2.              Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimated or assumed. The more significant estimates reflected in these financial statements include collectibility of accounts receivable, inventory valuation and accrued expenses.

3.              Accounting for Stock-based Compensation

The Company maintains various stock-based employee and director compensation plans, which are described more fully in Note 7 Stock Option and Purchase Plans in the Notes to Consolidated Financial Statements as filed with the SEC in the Company’s 2004 Annual Report on Form 10-K.  The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no compensation expense is recorded for options issued to employees with fixed amounts and fixed exercise prices at least equal to the fair market value of Common Stock at the date of grant.  Conversely, when the exercise price is below fair market value on the grant date, a charge to compensation expense is recorded ratably over the term of the option vesting period in an amount equal to the difference between exercise price and fair market value.

3.              Accounting for Stock-based Compensation (continued)

The Company records compensation expense for certain stock option related events requiring remeasurement in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25.  Stock-based awards to non-employees are accounted for at their fair value in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

If compensation cost for grants issued during the three months ended June 30, 2004 and 2003 under stock-based compensation plans had been determined based on SFAS No. 123, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company’s pro forma net loss and pro forma loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended
	June 30, 2004	June 30, 2003

Net loss, as reported	$(2,379)	$(3,185)
Add: Stock based employee compensation included in reported net loss	4	47
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(441)	(460)

Pro forma net loss	$(2,816)	$(3,598)

Basic and diluted loss per share
As reported	$(0.11)	$(0.15)
Pro forma	$(0.13)	$(0.17)

During the three months ending June 30, 2004, options to purchase 558,250 shares of Common Stock were granted at prices ranging from $9.05 to $12.94.  All options granted during the period were awarded with an exercise price equal to the fair market value on the date of grant.  The fair value of the options granted during the three months ending June 30, 2004 and 2003 was $3.53 and $1.43, per share, respectively, and was calculated using the Black-Scholes option-pricing model with the following assumptions;

	Three Months Ended
	June 30, 2004	June 30, 2003

Risk-free interest rate	3.92%	2.40%
Expected dividend yield	—	—
Expected option term in years	7.5 years	5.0 years
Assumed stock price volatility	83%	86%

4.              Warranties

The Company routinely accrues for estimated future warranty costs on its product sales at the time of sale.  The AB5000 and BVS products are subject to rigorous regulation and quality standards.  The following table summarizes the activities of the warranty reserves for the three months ending June 30, 2004 (in thousands):

Balance at the beginning of the period	$245
Accrual for warranties issued during the period	17
Accrual related to pre-existing warranties (including change in estimates)	99
Warranty expense incurred during the period	(118)
Balance at the end of the period	$243

5.              Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30, 2004	March 31, 2004

Raw materials	$1,090	$690
Work-in-process	990	450
Finished goods	2,043	1,555
	$4,123	$2,695

All of the Company’s inventories on the balance sheet relate to the AB5000 and BVS product line.  Because the AbioCor replacement heart is not yet available for commercial sale, inventories do not currently include any costs associated with AbioCor manufactured systems or component parts.  Finished goods and work-in-process inventories consist of direct material, labor and overhead.

The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory believed to be impaired.  If actual demand or market conditions are less favorable than projected demand, additional inventory write-downs may be required that could adversely impact financial results for the period in which the additional excess or obsolete inventory is identified.

6.              Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period.  Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) common stock from outstanding stock options and warrants based on the treasury stock method.  In periods when net income is reported, the calculation of diluted net income per share typically results in lower earnings per share than is calculated using the basic method.  In periods when a net loss is reported, such as the three- month periods ended June 30, 2004 and 2003, these potential shares from stock options and warrants are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced.  Therefore, in periods when a loss is reported the calculation of basic and dilutive loss per share results in the same value.

The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2004 and 2003 excludes shares issuable pursuant to the options to purchase common stock as shown below.  These options have an exercise price below the average market price of ABIOMED common stock during the period.

Potential Dilutive Shares from Exercise of Common Stock Options

Three months ended June 30, 2004	1,127,650
Three months ended June 30, 2003	33,294

The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2004 and 2003 also excludes unissued shares of common stock associated with outstanding stock options that have exercise prices greater than the average market price of ABIOMED common stock during the period.  For the three months ending June 30, 2004 and 2003, the weighted-average number of these potential shares totaled 743,706 and 2,812,154, respectively.  The calculation of diluted weighted average shares outstanding for each period also excludes warrants to purchase up to 400,000 shares of common stock issued in connection with the purchase of intellectual property.

7.              Marketable Securities and Long-term Investments

The amortized cost, including interest receivable, and market value of short-term marketable securities were approximately $26,498,000 and $26,441,000 at June 30, 2004 and  $20,432,000 and $20,433,000 at March 31, 2004, respectively.

The amortized cost, including interest receivable, and market value of long-term investments were approximately $12,433,000 and $12,363,000 at June 30, 2004 and  $18,216,000 and $18,290,000 at March 31, 2004, respectively.

8.              Intellectual Property and Other Assets

The Company capitalizes certain third-party costs relating to patenting its technology.  Capitalized costs, the majority of which represent legal costs, reflect the cost of both awarded patents and patents pending.  The Company amortizes the cost of these patents on a straight-line basis over seven years.  If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded for a particular patent or elects to discontinue payment of required maintenance fees for a particular patent, the Company at that time records as expense the net capitalized amount of such patent application or patent.  Amortization expense for patents totaled $37,000 and $41,000 during the three months ending June 30, 2004 and 2003, respectively.  Expense for abandonment of certain patents totaled $29,000 and $16,000 during the three months ending June 30, 2004 and 2003, respectively.

9.              Research and Development

Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing and testing new products and significant enhancements to existing products.  Research and development costs consist of the following amounts (in thousands):

	Three Months Ended
	June 30, 2004	June 30, 2003

Internally funded	$3,202	$4,033
Incurred under government contracts and grants	106	90
Total research and development	$3,308	$4,123

10.       Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis.  Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Other than the reported net loss, there were no components of comprehensive income or loss that require disclosure for the three months ended June 30, 2004 and 2003, respectively.

11.       Segment and Enterprise Wide Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise.  The Company believes that it operates in one business segment— the research, development and sale of medical devices to assist or replace the pumping function of the failing heart.  Substantially all the Company’s assets are located within the United States.  International sales accounted for 5% and 10% of total product revenue during the three months ended June 30, 2004 and 2003, respectively.

12.       Commitments and Contingencies

Agreements in the ordinary course of its business – We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers, that include indemnification provisions.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of June 30, 2004 and March 31, 2004.  The Company’s commitments for lease agreements have not changed significantly from March 31, 2004.

13.       New Accounting Pronouncements

EITF 03-06, Participating Securities and the Two-Class Method under FASB Statement  No. 128, Earnings per Share, was issued in March 2004.  EITF 03-06 is intended to clarify what is a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.  EITF 03-06 is effective for reporting periods beginning after March 31, 2004.  The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

ABIOMED’s discussion of financial condition and results of operations may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from those anticipated in these forward-looking statements based upon a number of factors, including uncertainties associated with development, testing and related regulatory approvals, anticipated future losses, complex manufacturing, high quality requirements, dependence on limited sources of supply, competition, market acceptance of our new products, technological change, government regulation, future capital needs and uncertainty of additional financing and other risks detailed in the Company’s filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. In particular, we encourage you to review the risks and uncertainties detailed in our Annual Report on Form 10-K for the year ended March 31, 2004 filed with the U.S. Securities and Exchange Commission. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of unanticipated events.

Overview

We are a leading developer, manufacturer and marketer of medical products designed to safely and effectively assist or replace the pumping function of the failing heart.  We currently manufacture and sell two models of our temporary heart assist product. The BVS 5000 Biventricular Support System was the first device approved by the U.S. Food and Drug Administration (“FDA”) as a bridge-to-recovery device for temporary treatment of all patients with failing but potentially recoverable hearts. The BVS system has an installed base of approximately 900 consoles located in approximately 600 medical centers in the United States, including 70% of all medical centers that perform more than 500 heart surgeries annually. The BVS system has also been placed in more than 100 medical centers outside the United States, primarily in Europe. Our AB5000 Circulatory Support System is a new heart assist product model, designed to provide enhanced patient mobility within and between centers, to facilitate patient ambulation, and to provide enhanced features and ease of use for caregivers. In April 2003, we introduced the AB5000 console, a new console that will serve as a platform for ongoing and future blood pump product line enhancements to meet patient needs across a broader spectrum of temporary heart assist applications. In September 2003 we received FDA approval to market the AB5000 Ventricle, the first of these new blood pumps. The AB5000 system was the subject of a carefully controlled clinical introduction until its formal commercial launch in April 2004.

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

Our heart assist product revenues consist of sales of consoles and blood pumps to new customers and reorders of blood pumps from existing customers. Following commercial introduction of the BVS in the United States in 1992, our focus was on obtaining market share beginning with the largest medical centers. Similarly, our focus with the AB5000 will be to establish the new model in the largest medical centers performing the highest number of open-heart surgical procedures first and then to expand the installed base of consoles to other centers. We believe, based on our early experiences, that many of our established customers, as well as centers that have not previously been our customers, will want to acquire the AB5000 console in order to gain access to its features and to be able to use the new AB5000 ventricle. We do not anticipate significant future sales of BVS consoles in the United States, but we do expect that there will be a continuing demand for BVS blood pumps. We expect to continue to seek increased usage and product reorders by existing customers for both the BVS and the AB5000 blood pumps.  We will also seek to strengthen our presence in world markets and to increase sales of  BVS and AB5000 consoles and blood pumps in Europe, Asia and Latin America.

In July 2001, in collaboration with leading medical centers, we commenced initial clinical trials for the world’s first implantable, battery-powered replacement heart, the AbioCor. The AbioCor, which is intended for end-stage heart failure patients, is designed to replace the failing ventricles of a patient’s diseased heart and take over their pumping function. The commencement of this initial clinical trial, approved by the FDA under an Investigational Device Exemption, or IDE, followed nearly three decades of research, development and testing related to this technology. The initial AbioCor clinical trial has entered its final stage, and we have announced our intention to achieve initial commercial introduction of the AbioCor under a Humanitarian Device Exemption from the FDA at the earliest possible time.

Research and development is a significant portion of our operations. Our research and development efforts are focused on the development of new products related to heart assist and heart replacement, and the continued enhancement of current technologies. One such effort is the development of the AbioCor II, a smaller replacement heart incorporating a pumping mechanism different from that of the AbioCor. Our operating results reflect the dual activities of commercial operations and investments in the research and development of new technologies.

RESULTS OF OPERATIONS

The unaudited consolidated financial statements, presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest audited annual financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2004 and which have been filed with the Securities and Exchange Commission.

THREE MONTHS ENDING JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDING JUNE 30, 2003

PRODUCT REVENUES

Product revenues for the quarter ended June 30, 2004 were $7.4 million, or 47% above the prior year comparable quarter revenue of $5.0 million.  A 56% increase in domestic product revenue was partially offset by weakness in international sales.  The largest portion of the increase was attributable to sales of our new AB5000 ventricles and AB5000 consoles, although an increase in BVS blood pump sales as compared to the first quarter of the prior year also contributed to the increase.  Price increases across all product lines implemented during the final month of the quarter provided approximately 24% of the quarter-to-quarter revenue growth, and did not appear to have a restraining influence on unit volumes.  Of the $7.4 million product revenues for the quarter, 78% was derived from sales of disposable BVS blood pumps and AB5000 ventricles, while 22% came from the sale of consoles as well as from other sources such as parts, training and service.

FUNDED RESEARCH AND DEVELOPMENT REVENUES

Our efforts to obtain research and development contracts and grants have been limited, as a result of redirecting our technical personnel and other resources towards development and commercialization of existing technology.  As a result, funded research and development revenues were minimal at $0.1 million during both the three months ending June 30, 2004 and 2003, respectively.

We account for funded research and development revenues as work is performed.  As of June 30, 2004, our total backlog of government research and development grants was $0.2 million.  All of these contracts and grants contain provisions that make them terminable at the convenience of the government.  ABIOMED retains rights to commercialize all technological discoveries and products resulting from these efforts.

COST OF PRODUCT REVENUES

Our cost of product revenues was constant at 24% in the quarter ending June 30, 2004 compared with the same quarter of the prior year.  Product mix was substantially different in the quarter ended June 30, 2004 than in the quarter ended June 30, 2003.  Sales of consoles made up a larger percentage of product revenues in the quarter ended June 30, 2004 than in the quarter ended June 30, 2003, due to the full commercial launch of the AB5000 product line.  The AB5000 ventricle had not yet been approved in the quarter ended June 30, 2003.  Our consoles typically have lower margins than our disposable blood pumps and ventricles, and we have not yet achieved all of the manufacturing efficiencies that we believe can be achieved for the newly introduced AB5000 ventricles as sales volumes increase going forward.  These factors counterbalanced an improvement in the margin on BVS blood pumps for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003.

RESEARCH AND DEVELOPMENT EXPENSES

Our evolution from technology focussed activities toward commercial operations is reflected in our shifting of investment from research and development to commercial application of the developed technology. Research and development expenses decreased by $0.8 million, or 20%, to $3.3 million in the three months ended June 30, 2004, from $4.1 million in the three months ended June 30, 2003.  The decrease was primarily related to lower AbioCor labor and material costs during the current phase of our clinical trial and to a shifting of some of our resources to commercial BVS and AB5000 manufacturing activities.  Research and development expense during the quarter consisted of continued clinical and development efforts related to the AbioCor, the AbioCor II and our continued efforts to enhance and extend the BVS and new AB5000 product offerings.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $1.7 million, or 54%, to $4.9 million in the three months ended June 30, 2004, from $3.2 million in the three months ended June 30, 2003.  The largest factor in the increase was $1.0 million associated with the recruiting and relocation of senior level additions to the management team.  Selling and marketing costs also increased as we continued to focus more of our efforts and resources on the commercial development of our new and existing products.  Headcount, travel, and marketing material expenses all contributed to the higher level of spending in the quarter ended June 30, 2004, as compared to the quarter ended June 30, 2003.  We anticipate additional increases in sales and clinical applications personnel to provide fuller coverage of existing and potential new customers in coming periods.

NET LOSS

The quarter ended June 30, 2004 showed continued strong progress toward our goal of profitability. Net loss for the quarter was $2.4 million, or $0.11 per share, 25% below the net loss of $3.2 million, or $0.15 per share, in the comparable quarter of the prior year.  Contributing to the loss for the quarter ended June 30, 2004 were approximately $1.0 million in recruiting and relocation expenses, representing $0.05 per share, incurred in connection with hiring new additions to our senior management team.  These charges are included in our selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

We have supported our operations primarily with net revenues from sales of our BVS and AB5000 circulatory assist product line, government contracts and proceeds from our equity financings.  As of June 30, 2004, our cash, cash equivalents, short-term marketable securities and  long-term investments totaled $45.2 million.

During the quarter ended June 30, 2004, cash used by operating activities was $2.7 million, 28% less than the $3.8 million used by operations in the quarter ended June 30, 2003.  The reduction in cash used by operating activities is primarily the result of our lower net loss of $2.4 million during the three months ended June 30, 2004 as compared to our net loss of $3.2 million for the three months ended June 30, 2003.  Increases in our AB5000 inventory at June 30, 2004 as a result of anticipated sales of the new product contributed to a net cash outflow of $1.4 million for inventory, partially offset by a reduction in accounts receivable of $0.6 million.  Net cash consumption from all activities, as determined by the net change in cash, short-term marketable securities and long-term investments, was $0.4 million for the three months ended June 30, 2004, compared to $4.0 million consumed in the three months ended June 30, 2003.  During the quarter ended June 30, 2004, the Company benefited from $2.6 million in cash proceeds as a result of employee stock option exercises.  No employee stock options were exercised during the quarter ended June 30, 2003.

We believe that our revenue from product sales together with existing resources will be sufficient to fund our planned operations, including the planned expenditures for our AbioCor and AbioCor II implantable replacement hearts, and development and continued commercialization efforts for BVS 5000 and AB5000 circulatory assist products, for at least the next twelve months.  We may, however, need additional funds for possible strategic acquisitions of businesses, products or technologies complementary to our business and their subsequent integration and operating capital.  If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.

Income taxes paid during the three months ended June 30, 2004 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of the Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, warranty obligations, inventory valuations and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Please refer to the Critical Accounting Estimates section of Item 7 which is contained in our Annual Report on Form 10-K for the fiscal year ending March 31, 2004.

COMMITMENTS AND CONTINGENCIES

Agreements in the ordinary course of its business – We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers, that include indemnification provisions.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of June 30, 2004 and March 31, 2004.

RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

This document contains forward-looking statements, including statements regarding new products under development and adequacy of existing resources.  The Company’s actual operating results, including our AbioCor and AbioCor II development and regulatory milestones, commercial sales of our heart assist products and adequacy of resources, may differ materially based on a number of factors, both known and unknown, including: use of estimates, uncertainty of product development, clinical trials, regulatory approvals and commercial acceptance; complex manufacturing; high quality requirements; the need to demonstrate required reliability of products under development; dependence on key personnel; difficulties in attracting and retaining key personnel; competition and technological change; government regulations including the FDA and other regulatory agencies; risks associated with international expansion; dependence on limited sources of supply; future capital needs and uncertainty of additional funding; dependence on third-party reimbursement; potential inadequacy of product liability insurance; dependence on patents and proprietary rights; and other risks detailed in our Annual Report on Form 10-K for the year ended March 31, 2004 with the U.S. Securities and Exchange Commission. Investors are cautioned that all such statements involve risks and uncertainties.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE
ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

While we do not invest for speculative purposes, we are exposed to market risk related to changes in interest rates.  Our guidelines allow for an investment portfolio consisting mainly of U.S. Treasury notes, federal agency obligations, state and municipal bonds and corporate bonds with maturities of two years or less and ratings of at least AA by Moody’s or Standard & Poor’s.  These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2004, we believe the decline in fair market value of our investment portfolio would be immaterial.  We believe, however, that we have the ability to hold our fixed income investments until maturity and therefore would not expect our operating results or cash flows to be affected by a change in market interest rates on our securities portfolio.

ITEM 4: CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Acting Chief Financial Officer (the principal accounting officer), and all members of our senior management team held a Disclosure Committee meeting on July 26, 2004, and after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) our Chief Executive Officer and our Acting Chief Financial Officer have concluded that, based on such evaluation as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by the Company, including our consolidated subsidiaries, in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms.

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

During the first quarter of our fiscal year ending March 31, 2005, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

None

Item 5.                                                             Other Information

None

Item 6.                                                             Exhibits and Reports on Form 8-K

a)                                      Exhibits

(3.1)	Restated Certificate of Incorporation - filed as Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-36657) (the “1997 Registration Statement”).*

(3.2)	Restated By-Laws, as amended - filed as Exhibit 3.2 to our Annual Report on From 10-K for the fiscal year ended March 31, 2004.*

(3.3)	Certificate of Designations of Series A Junior Participating Preferred Stock - filed as Exhibit 3.3 to the 1997 Registration Statement.*

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

(10.1)	Form of Indemnification Agreement for Directors and Officers - filed as Exhibit 10.13 to the 1987 Registration Statement.*

(10.2)	1992 Combination Stock Option Plan, as amended - filed as Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 30, 1997 (the “September 1997 10-Q”).* **

(10.3)	1988 Employee Stock Purchase Plan, as amended - filed as Attachment B to our definitive proxy statement filed on July 9, 2003 (“2003 Proxy Statement”).* **

(10.4)	1989 Non-Qualified Stock Option Plan for Non-Employee Directors - filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 30, 1995.* **

(10.5)	Facility Lease dated January 8, 1999 for the premises at 22 Cherry Hill Drive - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended December 31, 1998.*

(10.6)	1998 Equity Incentive Plan - filed as Exhibit 10 to our Form 10-Q/A for the fiscal quarter ended September 30, 1998.* **

(10.7)	Form of Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.8)	Schedule related to Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.9)	2000 Stock Incentive Plan Agreement, as amended - filed as Attachment A to our 2003 Proxy Statement. * **

(10.10)	Employment Agreement of Michael R. Minogue, President and Chief Executive Officer of ABIOMED, Inc.

(10.11)	Inducement stock option granted to Michael R. Minogue dated April 5, 2004.**

(11.1)	Statement regarding computation of Per Share Earnings - see Note 6, Notes to Consolidated Financial Statements.

(31.1)	Certification of Principal Executive Officer

(31.2)	Certification of Principal Financial Officer

(32.1)	Section 1350 Certification.

b)                                     Reports on Form 8-K

On April 8, 2004, the Company filed a current report on Form 8-K under Item 5.

On May 27, 2004, the Company filed a current report on Form 8-K under Items 7 and 12.

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

ABIOMED, Inc.

Date: August 9, 2004	/s/ Charles B. Haaser

Charles B. Haaser
Controller
Principal Accounting Officer
Principal Financial Officer