Form 10-Q
period 2004-09-30
ABIOMED INC
filed 2004-11-08
CIK 815094

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes   ☒               No   ☐

As of November 4, 2004, there were 21,871,198 shares outstanding of the registrant’s Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

ASSETS

	September 30, 2004	March 31, 2004

Current Assets:
Cash and cash equivalents	$4,721	$6,893
Short-term marketable securities (Note 7)	32,170	20,432
Accounts receivable, net of allowance for doubtful accounts of $93 at September 30, 2004 and $131 at March 31, 2004	6,788	5,972
Inventories (Note 5)	4,641	2,695
Prepaid expenses and other current assets	1,028	987
Total current assets	49,348	36,979

Long-term Investments (Note 7)	6,613	18,216

Property and Equipment, at cost:
Machinery and equipment	9,860	9,549
Furniture and fixtures	1,284	1,190
Leasehold improvements	2,286	2,236
	13,430	12,975

Less: Accumulated depreciation and amortization	10,345	9,774
	3,085	3,201

Intellectual Property and Other Assets, net (Note 8)	597	765

Total assets	$59,643	$59,161

The accompanying notes are an integral part
of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2004	March 31, 2004
Current Liabilities:
Accounts payable	$971	$1,368
Accrued expenses	3,266	3,267
Deferred revenues	194	190
Total current liabilities	4,431	4,825

Commitments and Contingencies (Note 12)		—

Stockholders’ Equity:
Class B Preferred Stock, $.01 par value- Authorized- 1,000,000 shares Issued and outstanding-none	—	—
Common Stock, $.01 par value- Authorized- 100,000,000 shares Issued and outstanding- 21,866,848 shares at September 30, 2004 and 21,386,919 shares at March 31, 2004	219	214
Additional paid-in capital	168,461	165,696
Deferred stock-based compensation	(31)	(57)
Accumulated deficit	(113,437)	(111,517)
Total stockholders’ equity	55,212	54,336

Total liabilities and stockholders’ equity	$59,643	$59,161

The accompanying notes are an integral part
of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

(in thousands, except per share and share data)

	Three Months Ended		Six Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30 2003

Revenues:
Products	$10,376	$5,286	$17,742	$10,299
Funded research and development	61	55	136	142
	10,437	5,341	17,878	10,441

Costs and expenses:
Cost of product revenues	2,429	1,411	4,186	2,633
Research and development (Note 9)	3,422	3,593	6,730	7,716
Selling, general and administrative	4,318	3,217	9,235	6,418
	10,169	8,221	20,151	16,767

Income (loss) from operations	268	(2,880)	(2,273)	(6,326)

Other income (expense), net
Investment income	177	141	341	315
Foreign exchange gain (loss)	12	(25)	4	57
Other	2	3	8	8
	191	119	353	380

Net income (loss)	$459	$(2,761)	$(1,920)	$(5,946)

Net income (loss) per share (Note 6):
Basic	$0.02	$(0.13)	$(0.09)	$(0.28)
Diluted	$0.02	$(0.13)	$(0.09)	$(0.28)

Weighted average shares outstanding (Note 6):
Basic	21,852,452	21,075,718	21,693,828	21,065,168
Diluted	23,038,431	21,075,718	21,693,828	21,065,168

The accompanying notes are an integral part
of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	Six Months Ended
	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,920)	$(5,946)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	646	709
Recoveries of allowance for doubtful accounts	(35)	—
Loss on abandonment of patents	48	38
Stock-based compensation	7	52
Changes in assets and liabilities-
Accounts receivable	(776)	2,042
Inventories	(1,949)	(467)
Prepaid expenses, other current assets and other assets	14	(88)
Accounts payable	(395)	(262)
Accrued expenses	(3)	(1,544)
Deferred revenues	3	(301)

Net cash used in operating activities	(4,360)	(5,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of short and long-term securities	19,344	3,900
Purchases of short and long-term securities	(19,479)	(530)
Additions to patents	(8)	(16)
Purchases of property and equipment	(455)	(181)

Net cash (used) provided by investing activities	(598)	3,173

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock issued under employee stock purchase plan	2,789	279

Net cash provided by financing activities	2,789	279

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,169)	(2,315)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3)	—

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT BEGINNING OF PERIOD	6,893	44,572

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT END OF PERIOD	$4,721	$42,257

SUPPLEMENTAL DISCLOSURES
Interest paid	$—	$—
Income taxes paid, net of refunds	$76	$45

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

In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of September 30, 2004 and for the three and six months then ended.  The results of operations for the three and six months ended September 30, 2004 may not be indicative of the results that may be expected for the full fiscal year.

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

If compensation cost for grants issued during the three and six months ended September 30, 2004 and 2003 under stock-based compensation plans had been determined based on SFAS No. 123, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company’s pro forma net loss and pro forma loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Sept. 30 2004	Sept. 30 2003	Sept. 30 2004	Sept. 30 2003

Net income (loss), as reported	$459	$(2,761)	$(1,920)	$(5,946)
Add: Stock based employee compensation included in reported net loss	2	5	7	52
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(938)	(446)	(1,379)	(906)

Pro forma net loss	$(477)	$(3,202)	$(3,292)	$(6,800)

Basic net income (loss) per share
As reported	$0.02	$(0.13)	$(0.09)	$(0.28)
Pro forma	$(0.02)	$(0.15)	$(0.15)	$(0.32)

Diluted net loss per share
As reported	$0.02	$(0.13)	$(0.09)	$(0.28)
Pro forma	$(0.02)	$(0.15)	$(0.15)	$(0.32)

During the six months ending September 30, 2004, options to purchase 1,112,400 shares of Common Stock were granted at prices ranging from $8.72 to $12.94.  All options granted during the period were awarded with an exercise price equal to the fair market value on the date of grant.  The fair value of the options granted during the six months ending September 30, 2004 and 2003 was $3.68 and $1.52, per share, respectively, and was calculated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	September 30, 2004	September 30, 2003

Risk-free interest rate	3.45%	2.85%
Expected dividend yield	—	—
Expected option term in years	7.8 years	5.0 years
Assumed stock price volatility	86%	86%

4.     Warranties

The Company routinely accrues for estimated future warranty costs on its product sales at the time of sale.  The AB5000 and BVS products are subject to rigorous regulation and quality standards.  The following table summarizes the activities of the warranty reserves for the six months ending September 30, 2004 (in thousands):

Balance at the beginning of the period	$245
Accrual for warranties issued during the period	55
Accrual related to pre-existing warranties (including change in estimates)	91
Warranty expense incurred during the period	(121)
Balance at the end of the period	$270

5.     Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30, 2004	March 31, 2004

Raw materials	$1,425	$690
Work-in-process	1,317	450
Finished goods	1,899	1,555
	$4,641	$2,695

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

6.     Net Income or Loss Per Common Share

Basic net income or loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period.  Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) common stock from outstanding stock options and warrants based on the treasury stock method.  In periods when net income is reported, such as the three months ended September 30, 2004, the calculation of diluted net income per share typically results in lower earnings per share than is calculated using the basic method.  The calculation of diluted weighted average common shares outstanding for the three months ended September 30, 2004 is shown in the table below.

Three Months Ended Sept. 30, 2004

Weighted average common shares outstanding	21,852,452
Effect of dilutive securities:
Options outstanding	786,367
Warrants outstanding	399,612

Diluted average weighted common shares outstanding	23,038,431

In periods when a net loss is reported, such as the three- month period ended September 30, 2003 and the six month periods ended September 30, 2004 and 2003, these potential shares from stock options and warrants are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced.  Therefore, in periods when a loss is reported the calculation of basic and dilutive loss per share results in the same value.

The calculation of diluted weighted average shares outstanding excludes shares issuable pursuant to the options to purchase common stock for those periods when a net loss is incurred as shown in the table below.  These options have an exercise price below the average market price of ABIOMED common stock during the period.

	Three Months Ended		Six Month Ended
	Sept. 30 2004	Sept. 30 2003	Sept. 30 2004	Sept. 30 2003

Potential dilutive shares from exercise of common stock options	—	179,109	972,463	74,919

The calculation of diluted weighted average shares outstanding for the three and six months ended September 30, 2004 and 2003 also excludes unissued shares of Common Stock associated with outstanding stock options that have exercise prices greater than the average market price of ABIOMED Common Stock during the period as shown in the table below.

	Three Months Ended		Six Month Ended
	Sept. 30 2004	Sept. 30 2003	Sept. 30 2004	Sept. 30 2003

Outstanding stock options with exercise prices greater than average market price	1,056,141	2,184,130	871,552	2,748,479

The calculation of diluted weighted average shares outstanding for the three months ended September 30, 2004 and the three and six months ended September 30, 2003 also excludes warrants to purchase up to 400,000 shares of common stock issued in connection with the purchase of intellectual property.

7.     Marketable Securities and Long-term Investments

The amortized cost, including interest receivable, and market value of short-term marketable securities were approximately $32,170,000 and $32,087,000 at September 30, 2004 and $20,432,000 and $20,433,000 at March 31, 2004, respectively.

The amortized cost, including interest receivable, and market value of long-term investments were approximately $6,613,000 and $6,594,000 at September 30, 2004 and $18,216,000 and $18,290,000 at March 31, 2004, respectively.

8.     Intellectual Property and Other Assets

The Company capitalizes certain third-party costs relating to patenting its technology.  Capitalized costs, the majority of which represent legal costs, reflect the cost of both awarded patents and patents pending.  The Company amortizes the cost of these patents on a straight-line basis over seven years.  If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded for a particular patent or elects to discontinue payment of required maintenance fees for a particular patent, the Company at that time records as expense the net capitalized amount of such patent application or patent.  Amortization expense for patents totaled $35,000 and $40,000 during the three months ending September 30, 2004 and 2003, and $72,000 and $81,000 for the six months ending September 30, 2004, respectively.  Expense for abandonment of certain patents was $19,000 and $22,000 for the three months ending September 30, 2004 and 2003, respectively and $48,000 and $38,000 for the six months ending September 30, 2004 and 2003, respectively.

9.     Research and Development

Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing and testing new products and significant enhancements to existing products.  Research and development costs consist of the following amounts (in thousands):

	Three Months Ended		Six Month Ended
	Sept. 30 2004	Sept. 30 2003	Sept. 30 2004	Sept. 30 2003

Internally funded	$3,319	$3,503	$6,521	$7,536
Incurred under government contracts and grants	103	90	209	180

Total research and development expense	$3,422	$3,593	$6,730	$7,716

10.  Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis.  Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Other than the reported net income or loss, there were no components of comprehensive income or loss that require disclosure for the three and six months ending September 30, 2004 and 2003, respectively.

11.  Segment and Enterprise Wide Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise.  The Company believes that it operates in one business segment— the research, development and sale of medical devices to assist or replace the pumping function of the failing heart.  Substantially all the Company’s assets are located within the United States.  International sales accounted for 5% and 12% of total product revenue during the three months ending September 30, 2004 and 2003, respectively, and 5% and 11% for the six months ended September 30, 2004 and 2003, respectively.

12.  Commitments and Contingencies

Agreements in the ordinary course of its business – We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers, that include indemnification provisions.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004 and March 31, 2004.  The Company’s commitments for lease agreements have not changed significantly from March 31, 2004.

On August 11, 2004, the Compensation Committee of our Board of Directors approved a transition plan for Dr. David M. Lederman, the Company’s founder, former Chief Executive Officer and President and current Chairman of the Board.  Dr. Lederman will retire as an employee of the Company on March 31, 2005, after which he will serve as a senior advisor to the Company receiving a fixed compensation of $200,000 per year until March 31, 2009.   The Company will continue to provide medical benefits to Dr. Lederman until he becomes eligible for full Medicare coverage.  Dr. Lederman will continue in his position as Chairman of the Board of Directors for the remainder of his current term and thereafter if he is re-elected.

13.  New Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, Share-Based Payments, which is a proposed amendment to SFAS No. 123, Accounting for Stock-Based Compensation. The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The FASB recently announced that a final standard would be effective for public companies for fiscal periods beginning after June 15, 2005. The final standard is expected to offer alternative methods for determining fair value. At the present time, we have not yet determined which valuation method we will use.

14.  Reclassification

Certain amounts in prior period financial statements have been reclassified to conform with the current period presentation.

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

Overview

We are a leading developer, manufacturer and marketer of medical products designed to safely and effectively assist or replace the pumping function of the failing heart.  We currently manufacture and sell two models of our temporary heart assist product. The BVS 5000 Biventricular Support System was the first device approved by the U.S. Food and Drug Administration (“FDA”) as a bridge-to-recovery device for temporary treatment of all patients with failing but potentially recoverable hearts. The BVS system has an installed base of approximately 900 consoles located in approximately 600 medical centers in the United States, including 70% of all medical centers that perform more than 500 heart surgeries annually. The BVS system has also been placed in more than 100 medical centers outside the United States, primarily in Europe. Our AB5000 Circulatory Support System is a new heart assist product model, designed to provide enhanced patient mobility within and between centers, to facilitate patient ambulation, and to provide enhanced features and ease of use for caregivers. In April 2003, we introduced the AB5000 console, a new console that will serve as a platform for ongoing and future blood pump product line enhancements to meet patient needs across a broader spectrum of temporary heart assist applications. In September 2003, we received FDA approval to market the AB5000 Ventricle, the first of these new blood pumps. The AB5000 system was the subject of a carefully controlled clinical introduction until its formal commercial launch in April 2004.

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

Our heart assist product revenues consist of sales of consoles and blood pumps to new customers and reorders of blood pumps from existing customers. Following commercial introduction of the BVS in the United States in 1992, our focus was on obtaining market share beginning with the largest medical centers. Similarly, our focus with the AB5000 will be to establish the new model in the largest medical centers performing the highest number of open-heart surgical procedures first and then to expand the installed base of consoles to other centers. We believe, based on our early experiences, that many of our established customers, as well as centers that have not previously been our customers, will want to acquire the AB5000 console in order to gain access to its features and to be able to use the new AB5000 Ventricle. We do not anticipate significant future sales of BVS consoles in the United States, but we do expect that there will be a continuing demand for BVS blood pumps. We expect to continue to seek increased usage and product reorders by existing customers for both the BVS and the AB5000 blood pumps.  We will also seek to strengthen our presence in world markets and to increase sales of BVS and AB5000 consoles, Ventricles and blood pumps in Europe, Asia and Latin America.

In July 2001, in collaboration with leading medical centers, we commenced initial clinical trials for the world’s first implantable, battery-powered replacement heart, the AbioCor. The AbioCor, which is intended for end-stage heart failure patients, is designed to replace the failing ventricles of a patient’s diseased heart and take over their pumping function. The commencement of this initial clinical trial, approved by the FDA under an Investigational Device Exemption, or IDE, followed nearly three decades of research, development and testing related to this technology. The initial AbioCor clinical trial has entered its final stage, and in September 2004 we submitted an application for approval of the AbioCor under a Humanitarian Device Exemption ("HDE") from the FDA. Approval under an HDE would make the AbioCor commercially available to treat a defined subset of not more than 4,000 irreversable end-stage heart failure patients per year.

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

THREE MONTHS AND SIX MONTHS ENDING SEPTEMBER 30, 2004 COMPARED WITH COMPARABLE PERIODS ENDING SEPTEMBER 30, 2003

PRODUCT REVENUES

Product revenues for the quarter ended September 30, 2004 were $10.4 million, or 96% above the $5.3 million reported for the quarter ended September 30, 2003.  Sales of the new AB5000 system represented the largest portion of the increase as we continue to deliver systems to new customers and deliver disposable blood pumps and Ventricles to existing customers.  AB5000 product revenues represented approximately half of our total product revenues for the three months ended September 30, 2004. BVS revenues also increased significantly, primarily as a result of our higher prices implemented across all products in June of this year.  Of the $10.4 million product revenue for the quarter, approximately 81% was derived from sales of BVS disposable blood pumps and AB5000 Ventricles.  International sales accounted for 5% and 12% of total product revenue during the three months ended September 30, 2004 and 2003, respectively.

For the six months ended September 30, 2004, product revenues were $17.7 million, or 72% higher than the $10.3 million reported for the six months ended September 30, 2003.  The increase is the result of our increasing shipments of new and reorder AB5000 systems and ventricles to new and existing customers and our price increases implemented in June 2004. International sales accounted for 5% and 11% of total product revenue during the six months ended September 30, 2004 and 2003, respectively.

FUNDED RESEARCH AND DEVELOPMENT REVENUES

During recent years our efforts to obtain research and development contracts and grants have been limited, as a result of redirecting our technical personnel and other resources towards development and commercialization of existing technology.  As a result, externally funded research and development revenues were minimal at $0.1 million for both the six months ended September 30, 2004 and six months ended September 30, 2003.

We account for funded research and development revenues as work is performed.  As of September 30, 2004, our total backlog of government research and development contracts and grants was $0.5 million.

COST OF PRODUCT REVENUES

Our gross profit margin on product revenues improved during the quarter ended September 30, 2004 compared with the same quarter of the prior year.  Cost of product revenues as a percentage of product revenues was 23% during the three months ended September 30, 2004 compared to 27% in the three months ended September 30, 2003.  Cost of product revenues as a percentage of product revenues was 24% in the six months ended September 30, 2004 compared to 26% in the six months ended September 30, 2003.  Our price increases in June 2004 combined with the higher mix of our more profitable AB5000 Ventricles, which were approved by the FDA for commercial sale in September 2003, were responsible for a majority of the improvement in gross profit margin.

RESEARCH AND DEVELOPMENT EXPENSES

Our evolution from technology dominated activities toward commercial operations is reflected in our shifting of investment from research and development to commercial application of the developed technology.  Research and development expense was $3.4 million in the three months ended September 30, 2004, compared to $3.6 million in the corresponding three months of 2003; a reduction of $0.2 million, or 6%. The decrease is primarily related to lower AbioCor labor costs as a result of shifting some of our resources to commercial BVS and AB5000 manufacturing activities and lower AbioCor external electronics development costs.  Research and development expenses during the quarter consisted of continued clinical and development efforts related to the AbioCor, the AbioCor II and our continued efforts to enhance and extend the existing BVS and new AB5000 product offerings.

Research and development expenses decreased by $1.0 million, or 13% to $6.7 million in the six months ended September 30, 2004, from $7.7 million in the six months ended September 30, 2003.  This decrease is attributable to the reasons explained above for the quarter just ended.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $1.1 million, or 34%, to $4.3 million in the three months ended September 30, 2004, from $3.2 million in the three months ended September 30, 2003. The increase is the result of higher selling and marketing expenses, including labor, sales commissions and tradeshow costs, as we focus more resources on expanding commercial development of our new and existing products.  We also incurred additional labor, recruiting and relocation costs as a result of  expanding our corporate operations and infrastructure.

Selling, general and administrative expenses increased by $2.8 million, or 44%, to $9.2 million in the six months ended September 30, 2004, from $6.4 million in the six months ended September 30, 2003.  The increases are primarily the result of labor, recruiting and relocation expenses incurred in connection with our adding new senior management.  In addition, sales and marketing expense increased significantly as a result of our efforts to expand commercial development of new and existing products.

NET PROFIT OR LOSS

During the quarter ended September 30, 2004 we showed a net profit of $0.5 million, or $0.02 per share.  This compares to a net loss of $2.8 million or $0.13 per share for the three months ended September 30, 2003.  Higher product revenues during the recent quarter contributed to our first profitable quarter in the past eight fiscal years.

For the six months ended September 30, 2004 we incurred a net loss of $1.9 million, or $0.09 per share.  This compares to a net loss of $5.9 million, or $0.28 per share for the six months ended September 30, 2003.  We anticipate that we will continue to show overall improvement in profitability during the remainder of our current fiscal year as a result of continued revenue growth from our BVS and AB5000 circulatory support systems.

LIQUIDITY AND CAPITAL RESOURCES

We have supported our operations primarily with net revenues from sales of our BVS and AB5000 circulatory assist product line, government contracts and proceeds from our equity financings.  As of September 30, 2004, our cash, cash equivalents, short-term marketable securities and long-term investments totaled $43.5 million.

During the six months ended September 30, 2004, cash used by operating activities was $4.4 million, 24% less than the $5.8 million used by operations in the six months ending September 30, 2003.  The reduction in cash used by operating activities is primarily the result of our lower net loss of $1.9 million during the six months ended September 30, 2004 as compared to our net loss of $5.9 million for the six months ended September 30, 2003.  We increased inventory by $1.9 million as of September 30, 2004 in anticipation of new AB5000 sales and our receivables increased by $0.8 million as a result of our higher revenues.  Both of these items offset a portion of the improvement in operating cash flow resulting from the lower net loss.  Net cash consumption from all activities, as determined by the net change in cash, short-term marketable securities and long-term investments, was $2.0 million for the six months ended September 30, 2004, compared to $5.7 million consumed for the six months ended September 30, 2003.  During the six months ended September 30, 2004, the Company benefited from $2.8 million in cash proceeds as a result of employee stock option exercises and employee participation in the Company’s stock purchase plan.

We believe that our revenue from product sales together with existing resources will be sufficient to fund our planned operations, including the planned expenditures for our AbioCor and AbioCor II implantable replacement hearts, and development and continue commercialization efforts for the BVS and AB5000 circulatory assist products, for at least the next twelve months.  We may, however, need additional funds for possible strategic acquisitions of businesses, products or technologies complementary to our business, including their subsequent integration into our operations.  If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.

Income taxes incurred during the six months ended September 30, 2004 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of the Company’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, warranty obligations, inventory valuations and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Please refer to the Critical Accounting Estimates section of Item 7 that is contained in our Annual Report on Form 10-K for the fiscal year ending March 31, 2004.

COMMITMENTS AND CONTINGENCIES

Agreements in the ordinary course of its business – We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers, that include indemnification provisions.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004 and March 31, 2004.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE
ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

While we do not invest for speculative purposes, we are exposed to market risk related to changes in interest rates.  Our guidelines allow for an investment portfolio consisting mainly of U.S. Treasury notes, federal agency obligations, state and municipal bonds and corporate bonds with maturities of two years or less and ratings of at least AA by Moody’s or Standard & Poor’s.  These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2004, we believe the decline in fair market value of our investment portfolio would be immaterial.  We believe, however, that we have the ability to hold our fixed income investments until maturity and therefore would not expect our operating results or cash flows to be affected by a change in market interest rates on our securities portfolio.

ITEM 4: CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Acting Chief Financial Officer (the principal accounting officer), and all members of our senior management team held a Disclosure Committee meeting on October 22, 2004, and after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) our Chief Executive Officer and our Acting Chief Financial Officer have concluded that, based on such evaluation as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by the Company, including our consolidated subsidiaries, in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms.

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

During the second quarter of our fiscal year ending March 31, 2005, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on August 11, 2004, the stockholders approved the following:

Elected one person to serve as Class I directors for a one-year term as follows:

Director	Votes for	Votes Withheld

Paul B. Fireman	18,133,120	52,681

Elected three persons to serve as Class III directors for three-year terms as follows:

Director	Votes for	Votes Withheld

W. Gerald Austen, M.D.	18,130,044	55,757
David Gottlieb	18,128,640	57,161
Michael R. Minogue	18,137,301	48,500

In addition, the term of office of the directors whose names are set forth below continued after the meeting:

David M. Lederman, Ph.D.
Desmond H. O’Connell, Jr.
John F. O’Brien
Dorothy E. Puhy
Henri A. Termeer

Item 5	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

(3.1)	Restated Certificate of Incorporation – filed as Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-36657) (the “1997 Registration Statement”).*

(3.2)	Restated By-Laws, as amended – filed as Exhibit 3.2 to our Annual Report on From 10-K for the fiscal year ended March 31, 2004.*

(3.3)	Certificate of Designations of Series A Junior Participating Preferred Stock – filed as Exhibit 3.3 to the 1997 Registration Statement.*

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

(10.1)	Form of Indemnification Agreement for Directors and Officers – filed as Exhibit 10.13 to the 1987 Registration Statement.*

(10.2)	1992 Combination Stock Option Plan, as amended – filed as Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 30, 1997 (the “September 1997 10-Q”).* **

(10.3)	1988 Employee Stock Purchase Plan, as amended – filed as Attachment B to our definitive proxy statement filed on July 9, 2003 (“2003 Proxy Statement”).* **

(10.4)	1989 Non-Qualified Stock Option Plan for Non-Employee Directors – filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 30, 1995.* **

(10.5)	Facility Lease dated January 8, 1999 for the premises at 22 Cherry Hill Drive – filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended December 31, 1998.*

(10.6)	1998 Equity Incentive Plan – filed as Exhibit 10 to our Form 10-Q/A for the fiscal quarter ended September 30, 1998.* **

(10.7)	Form of Change of Control Agreement – filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.8)	Schedule related to Change of Control Agreement – filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.9)	2000 Stock Incentive Plan Agreement, as amended – filed as Attachment A to our 2003 Proxy Statement. * **

(10.10)	Employment Agreement of Michael R. Minogue, President and Chief Executive Officer of ABIOMED, Inc. – filed as Exhibit 10.10 to our Form 10-Q for the fiscal quarter ended June 30, 2004. * **

(10.11)	Inducement stock option granted to Michael R. Minogue dated April 5, 2004 – filed as Exhibit 10.10 to our Form 10-Q for the fiscal quarter ended June 30, 2004. * **

(11.1)	Statement regarding computation of Per Share Earnings - see Note 6, Notes to Consolidated Financial Statements.

(31.1)	Certification of Principal Executive Officer

(31.2)	Certification of Principal Financial Officer

(32.1)	Section 1350 Certification.

b)            Reports on Form 8-K

On July 30, 2004, the Company filed a current report on Form 8-K under Items 7 and 12.

On September 8, 2004, the Company filed a current report on Form 8-K under Items 8.01 and 9.01.

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

ABIOMED, Inc.

Date: November 8, 2004	/s/ Charles B. Haaser
Charles B. Haaser
Controller Principal Accounting Officer Principal Financial Officer