Form 10-Q
period 2004-12-31
ABIOMED INC
filed 2005-02-08
CIK 815094

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes                            ☒                                    No                                ☐

As of February 1, 2005, there were 22,043,292 shares outstanding of the registrant’s Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Part I - Financial Information:

Item 1. Condensed Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets December 31, 2004 and March 31, 2004

Consolidated Statements of Operations Three and Nine Months Ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows Nine Months Ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Item 4. Controls and Procedures

Part II - Other Information

Signature

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

ASSETS

	December 31, 2004	March 31, 2004

Current Assets:
Cash and cash equivalents	$7,130	$6,893
Short-term marketable securities (Note 7)	34,253	20,432
Accounts receivable, net of allowance for doubtful accounts of $77 at December 31, 2004 and $131 at March 31, 2004	7,322	5,972
Inventories (Note 5)	4,410	2,695
Prepaid expenses and other current assets	725	987
Total current assets	53,840	36,979

Long-term Investments (Note 7)	3,335	18,216

Property and Equipment, at cost:
Machinery and equipment	9,932	9,549
Furniture and fixtures	1,292	1,190
Leasehold improvements	2,309	2,236
	13,533	12,975

Less: Accumulated depreciation and amortization	10,607	9,774
	2,926	3,201

Intellectual Property and Other Assets, net (Note 8)	549	765

Total assets	$60,650	$59,161

The accompanying notes are an integral part
of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2004	March 31, 2004

Current Liabilities:
Accounts payable	$1,066	$1,368
Accrued expenses	3,366	3,267
Deferred revenues	138	190
Total current liabilities	4,570	4,825

Commitments and Contingencies (Note 12)	—	—

Stockholders’ Equity:
Class B Preferred Stock, $.01 par value- Authorized- 1,000,000 shares Issued and outstanding-none	—	—
Common Stock, $.01 par value- Authorized- 100,000,000 shares Issued and outstanding- 22,037,292 shares at December 31, 2004 and 21,386,919 shares at March 31, 2004	220	214
Additional paid-in capital	169,526	165,696
Deferred stock-based compensation	(28)	(57)
Accumulated deficit	(113,638)	(111,517)
Total stockholders’ equity	56,080	54,336

Total liabilities and stockholders’ equity	$60,650	$59,161

The accompanying notes are an integral part
of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

(in thousands, except per share and share data)

	Three Months Ended		Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003

Revenues:
Products	$9,551	$6,526	$27,293	$16,825
Funded research and development	15	157	151	299
	9,566	6,683	27,444	17,124

Costs and expenses:
Cost of product revenues	2,457	2,125	6,643	4,758
Research and development (Note 9)	3,375	3,115	10,105	10,831
Selling, general and administrative	4,258	3,680	13,493	10,098
	10,090	8,920	30,241	25,687

Loss from operations	(524)	(2,237)	(2,797)	(8,563)

Other income, net
Investment income	203	146	544	461
Foreign exchange gain	116	118	120	175
Other	4	6	12	14
	323	270	676	650

Net loss	$(201)	$(1,967)	$(2,121)	$(7,913)

Net loss per share (Note 6):
Basic	$(0.01)	$(0.09)	$(0.10)	$(0.37)
Diluted	$(0.01)	$(0.09)	$(0.10)	$(0.37)

Weighted average shares outstanding (Note 6):
Basic	21,952,158	21,172,612	21,779,858	21,101,616
Diluted	21,952,158	21,172,612	21,779,858	21,101,616

The accompanying notes are an integral part
of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	Nine Months Ended
	December 31, 2004	December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,121)	$(7,913)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	944	1,056
Recoveries of allowance for doubtful accounts	(37)	—
Loss on abandonment of patents	48	38
Stock-based compensation	29	57
Changes in assets and liabilities-
Accounts receivable	(1,239)	1,540
Inventories	(1,701)	(142)
Prepaid expenses, other current assets and other assets	346	275
Accounts payable	(306)	(30)
Accrued expenses	97	(1,627)
Deferred revenues	(54)	(607)

Net cash used in operating activities	(3,994)	(7,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of short and long-term securities	29,571	10,197
Purchases of short and long-term securities	(28,511)	(32,557)
Additions to patents	(16)	(30)
Purchases of property and equipment	(558)	(245)
Proceeds from the disposal of property and equipment	—	12

Net cash provided (used) by investing activities	486	(22,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock issued under employee stock purchase plan	3,837	614

Net cash provided by financing activities	3,837	614

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	329	(29,362)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(92)	—

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT BEGINNING OF PERIOD	6,893	44,572

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT END OF PERIOD	$7,130	$15,210

SUPPLEMENTAL DISCLOSURES
Interest paid	$—	$—
Income taxes paid, net of refunds	$79	$33

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

In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of December 31, 2004 and for the three and nine months then ended.  The results of operations for the three and nine months ended December 31, 2004 may not be indicative of the results that may be expected for the full fiscal year.

Certain amounts in prior period financial statements have been reclassified to conform to current period presentation.

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

3.              Accounting for Stock-based Compensation

The Company maintains various stock-based employee and director compensation plans, which are described more fully in Note 7, “Stock Option and Purchase Plans,” in the Notes to Consolidated Financial Statements as filed with the SEC in the Company’s 2004 Annual Report on Form 10-K.  The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no compensation expense is recorded for options issued to employees with fixed amounts and fixed exercise prices at least equal to the fair market value of Common Stock at the date of grant.  Conversely, when the exercise price is below fair market value on the grant date, a charge to compensation expense is recorded ratably over the term of the option vesting period in an amount equal to the difference between exercise price and fair market value.

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

If compensation cost for grants issued during the three and nine months ended December 31, 2004 and 2003 under stock-based compensation plans had been determined based on SFAS No. 123, as amended by SFAS 148, the Company’s pro forma net loss and pro forma loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Dec. 31 2004	Dec. 31, 2003	Dec. 31 2004	Dec. 31 2003

Net loss, as reported	$(201)	$(1,967)	$(2,121)	$(7,913)
Add: Stock based employee compensation included in reported net loss	22	5	29	57
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(636)	(448)	(2,015)	(1,354)

Pro forma net loss	$(815)	$(2,410)	$(4,107)	$(9,210)

Basic and diluted net loss per share
As reported	$(0.01)	$(0.09)	$(0.10)	$(0.37)
Pro forma	$(0.04)	$(0.11)	$(0.19)	$(0.44)

During the nine months ending December 31, 2004, options to purchase 1,134,900 shares of Common Stock were granted at prices ranging from $8.72 to $15.42.  All options granted during the period were awarded with an exercise price equal to the fair market value on the date of grant.  The fair value of the options granted during the nine months ending December 31, 2004 and 2003 was $3.63 and $1.53, per share, respectively, and was calculated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	December 31, 2004	December 31, 2003

Risk-free interest rate	3.69%	3.25%
Expected dividend yield	—	—
Expected option term in years	7.6 years 5.0 years
Assumed stock price volatility	86%	84%

4.              Warranties

The Company routinely accrues for estimated future warranty costs on its product sales at the time of sale.  The AB5000 and BVS products are subject to rigorous regulation and quality standards.  The following table summarizes the activities of the warranty reserves for the nine months ending December 31, 2004 (in thousands):

Balance at March 31, 2004	$245
Accrual for warranties issued during the period	45
Accrual related to pre-existing warranties	99
Warranty expense incurred during the period	(157)
Balance at December 31, 2004	$232

5.              Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	December 31, 2004	March 31, 2004

Raw materials	$1,382	$690
Work-in-process	1,091	450
Finished goods	1,937	1,555
	$4,410	$2,695

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

6.              Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period.  Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) common stock from outstanding stock options and warrants based on the treasury stock method.  In periods when net income is reported, the calculation of diluted net income per share typically results in lower earnings per share than is calculated using the basic method.   In periods when a net loss is reported, such as the three and nine month periods ending December 31, 2004 and 2003, these potential shares from stock options and warrants are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced.  Therefore, in periods when a loss is reported the calculation of basic and dilutive loss per share results in the same value.

The calculation of diluted weighted average shares outstanding for the three and nine months ended December 31, 2004 and 2003 excludes shares issuable pursuant to the options to purchase common stock as shown below.  These options have an exercise price below the average market price of ABIOMED common stock during the period.

	Three Months Ended		Nine Months Ended
	Dec. 31 2004	Dec. 31 2003	Dec. 31 2004	Dec. 31 2003

Potential dilutive shares from exercise of common stock options	1,122,972	638,959	1,017,312	184,608

The calculation of diluted weighted average shares outstanding for the three and nine months ended December 31, 2004 and 2003 also excludes unissued shares of Common Stock associated with outstanding stock options that have exercise prices greater than the average market price of ABIOMED Common Stock during the period as shown in the table below.

	Three Months Ended		Nine Months Ended
	Dec. 31 2004	Dec. 31 2003	Dec. 31 2004	Dec. 31 2003

Outstanding stock options with exercise prices greater than average market price	676,024	2,169,968	806,842	736,957

The calculation of diluted weighted average shares outstanding for the three and nine months ended December 31, 2004 and the three and nine months ended December 31, 2003 also excludes warrants to purchase up to 400,000 shares of common stock issued in connection with the purchase of intellectual property.

7.              Marketable Securities and Long-term Investments

The amortized cost, including interest receivable, and market value of short-term marketable securities were approximately $34,253,000 and $34,149,000 at December 31, 2004 and  $20,432,000 and $20,433,000 at March 31, 2004, respectively.

The amortized cost, including interest receivable, and market value of long-term investments were approximately $3,335,000 and $3,331,000 at December 31, 2004 and  $18,216,000 and $18,290,000 at March 31, 2004, respectively.

The Company has classified its marketable securities and long-term investments as “hold-to-maturity” securities under SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities, due to management’s intention to own these investments until their individual maturities and because it believes the Company has sufficient projected cash inflows, reserves and investments maturing over time to meet its operational cash requirements.

8.              Intellectual Property and Other Assets

The Company capitalizes certain third-party costs relating to patenting its technology.  Capitalized costs, the majority of which represent legal costs, reflect the cost of both awarded patents and patents pending.  The Company amortizes the cost of these patents on a straight-line basis over seven years.  If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded for a particular patent or elects to discontinue payment of required maintenance fees for a particular patent, the Company at that time records as expense the net capitalized amount of such patent application or patent.  Amortization expense for patents totaled $33,000 and $39,000 during the three months ending December 31, 2004 and 2003, and $105,000 and $120,000 for the nine months ending December 31, 2004 and 2003, respectively.  Expense for abandonment of certain patents was $49,000 and $38,000 for the nine months ending December 31, 2004 and 2003, respectively.  There were no abandonment expenses for the three months ending December 31, 2004 and 2003.

9.              Research and Development

Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing and testing new products and significant enhancements to existing products.  Research and development costs consist of the following amounts (in thousands):

	Three Months Ended		Nine Months Ended
	Dec. 31 2004	Dec. 31 2003	Dec. 31 2004	Dec. 31 2003

Internally funded	$3,334	$3,031	$9,855	$10,567
Incurred under government contracts and grants	41	84	250	264

Total research and development expense	$3,375	$3,115	$10,105	$10,831

10.       Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis.  Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Other than the reported net loss, there were no components of comprehensive income or loss that require disclosure for the three and nine months ending December 31, 2004 and 2003, respectively.

11.       Segment and Enterprise Wide Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise.  The Company believes that it operates in one business segment— the research, development and sale of medical devices to assist or replace the pumping function of the failing heart.  Substantially all the Company’s assets are located within the United States.  International sales accounted for 9% of total product revenue during each of the three months ending December 31, 2004 and 2003, and 7% and 10% for the nine months ended December 31, 2004 and 2003, respectively.

12.       Commitments and Contingencies

We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers, that include indemnification provisions.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004 and March 31, 2004.  The Company’s commitments for lease agreements have not changed significantly from March 31, 2004.

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

13.       New Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-10, Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131), in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.  The EITF clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria of FAS 131, but also falls below the quantitative criteria that would dictate that the segment be reported separately. The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria of FAS 131. The EITF requires retroactive restatement to previous periods. The effective date of the EITF 04-10 has been delayed pending the release of an anticipated staff position that will address the meaning of similar economic characteristics.  As currently drafted, the EITF would not have a material affect on the Company’s consolidated financial statements.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs (FAS 151), which adopts wording from the International Accounting Standards Board’s (IASB) Standard No. 2 Inventories in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in the first quarter of fiscal year 2007. Adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2004, the FASB issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  Our wholly owned Dutch subsidiary, ABIOMED B.V., has no accumulated earnings and is therefore unable to declare and pay dividends.  If repatriation of earnings were to occur in the future, we would be required under Staff Position No. 109-2 to establish an income tax expense and related tax liability for such earnings.

In December 2004 the FASB issued a revised Statement of Financial Accounting Standard (SFAS) No. 123, Share-Based Payment (FAS 123(R)). FAS 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  The Company is required to adopt FAS 123(R) in the second quarter of fiscal year 2006. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company’s stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock.  The original FAS 123 requires footnote disclosure only of pro forma net income as if a fair-value-based method had been used. The Company is evaluating the impact of FAS 123(R) and will record non-cash stock compensation expense of unvested stock options outstanding beginning in the second quarter of fiscal year 2006.  The adoption of FAS 123(R) is expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (FAS 153) which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. The Company is required to adopt FAS 153 for nonmonetary asset exchanges occurring in the second quarter of fiscal year 2006 and its adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Overview

We are a leading developer, manufacturer and marketer of medical products designed to safely and effectively assist or replace the pumping function of the failing heart.  We currently manufacture and sell two models of our temporary heart assist product. The BVS 5000 Biventricular Support System was the first device approved by the U.S. Food and Drug Administration (“FDA”) as a bridge-to-recovery device for temporary treatment of all patients with failing but potentially recoverable hearts. The BVS system has an installed base of approximately 900 consoles located in approximately 600 medical centers in the United States, including 70% of all medical centers that perform more than 500 heart surgeries annually. The BVS system has also been placed in more than 100 medical centers outside the United States, primarily in Europe. Our AB5000 Circulatory Support System is a new heart assist product model, designed to provide enhanced patient mobility within and between centers, to facilitate patient ambulation, and to provide enhanced features and ease of use for caregivers. In April 2003, we introduced the AB5000 console that serves as a platform for ongoing and future blood pump product line enhancements expected to meet patient needs across a broader spectrum of temporary heart assist applications. In September 2003, we received FDA approval to market the AB5000 Ventricle, the first of these new blood pumps. The AB5000 system was the subject of a carefully controlled clinical introduction which led to its formal commercial launch in April 2004.

The BVS and AB5000 systems each consist of single-use external blood pumps and cannulae and a reusable pneumatic drive and control console. Both are capable of assuming the full pumping function of a patient’s failing heart, and are designed to provide either univentricular or biventricular support. Both are currently approved by the FDA for temporary use while the patient’s heart is allowed to rest, heal and recover. The AB5000 console is capable of controlling both the BVS and the AB5000 blood pumps and ventricles, and incorporates upgradeable software features to accommodate future product line enhancements, while the BVS console supports only the BVS blood pump. It is our intent to seek expansion of the current approved indications for use of the AB5000 in order to allow support of expanded patient populations for longer periods of support.

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

In July 2001, in collaboration with leading medical centers, we commenced initial clinical trials for the world’s first implantable, battery-powered replacement heart, the AbioCor. The AbioCor, which is intended for end-stage heart failure patients, is designed to replace the failing ventricles of a patient’s diseased heart and take over their pumping function. The commencement of this initial clinical trial, approved by the FDA under an Investigational Device Exemption, or IDE, followed nearly three decades of research, development and testing related to this technology. The initial AbioCor clinical trial has entered its final stage and in September 2004 we submitted an application for approval of the AbioCor under a Humanitarian Device Exemption (“HDE”) from the FDA.  Since this submission, we have responded to a series of questions from the FDA, an anticipated step in this review process.  We believe our original estimate of receiving approval by the close of our current fiscal year remains appropriate.  Approval under an HDE would make the AbioCor commercially available to treat a defined subset of not more than 4,000 irreversible end-state heart failure patients per year.

Research and development is a significant portion of our operations. Our research and development efforts are focused on the development of new products related to heart assist and heart replacement, and the continued enhancement of current technologies. One such effort is the development of the AbioCor II, a next generation smaller replacement heart incorporating most of the design features of the earlier AbioCor, but which will utilize a different pumping mechanism.  Our operating results reflect the dual activities of commercial operations and investments in the research and development of new technologies.

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

THREE MONTHS AND NINE MONTHS ENDING DECEMBER 31, 2004 COMPARED WITH COMPARABLE PERIODS ENDING DECEMBER 31, 2003

PRODUCT REVENUES

Product revenues for the quarter ended December 31, 2004 were $9.6 million, or 46% above the $6.5 million reported for the quarter ended December 31, 2003.  This revenue growth for the quarter just ended was driven by increased sales of both our AB5000 and BVS products.  The largest portion of the increase was derived from delivering a record number of AB5000 systems during the quarter as the product continued to gain market acceptance and patient outcomes improved with its wider use.  Sales of our BVS disposable blood pumps also contributed significantly to the increase in revenues for the quarter ended December 31, 2004 as a result of customer reorders and higher average unit selling prices.  Our European subsidiary, ABIOMED B.V., set a company record for revenues, increasing its sales by 69% over the quarter ended December 31, 2003.  Of the $9.6 million product revenue for the quarter, approximately 78% was derived from sales of BVS disposable blood pumps and AB5000 Ventricles.  International sales accounted for 9% of total product revenue during the three months ended December 31, 2004 and December 31, 2003.

For the nine months ended December 31, 2004, product revenues were $27.3 million, or 62% higher than the $16.8 million reported for the nine months ended December 31, 2003.  The increase is primarily the result of increased shipments of new and reorder AB5000 systems and ventricles to new and existing customers and higher average unit selling prices. International sales accounted for 7% and 10% of total product revenue during the nine months ended December 31, 2004 and 2003, respectively.

FUNDED RESEARCH AND DEVELOPMENT REVENUES

During recent years our efforts to obtain government research and development contracts and grants have been limited, as a result of redirecting our technical personnel and other resources towards development and commercialization of existing technology.  As a result, externally funded research and development revenues were minimal at $0.2 million for the nine months ended December 31, 2004 and $0.3 million for the nine months ended December 31, 2003.

We account for funded research and development revenues as work is performed.  As of December 31, 2004, our total backlog of government research and development contracts and grants was $0.3 million.

COST OF PRODUCT REVENUES

Our gross profit margin on product revenues improved during the quarter ended December 31, 2004 compared with the same quarter of the prior year.  Cost of product revenues as a percentage of product revenues was 26% during the three months ended December 31, 2004 compared to 33% in the three months ended December 31, 2003.  Cost of product revenues as a percentage of product revenues was 24% in the nine months ended December 31, 2004 compared to 28% in the nine months ended December 31, 2003.  The improved product margins were the result of our higher average unit selling prices for AB5000 consoles and AB5000 and BVS ventricles and blood pumps during the three and nine months ending December 31, 2004 in comparison to the same periods of the prior fiscal year.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased by $0.3 million, or 8% to $3.4 million in the three months ended December 31, 2004, from $3.1 million in the three months ended December 31, 2003.  This increase is primarily related to our efforts to explore new technologies and to bring new products to market.  Approximately 75 percent of expenses incurred for research and development during the quarter related to our ongoing development of the AbioCor and AbioCor II and efforts to improve our existing commercial products with the remaining percentage incurred for the newer technologies and products.

Research and development expenses decreased by $0.7 million, or 7% to $10.1 million in the nine months ended December 31, 2004, from $10.8 million in the nine months ended December 31, 2003.  This decrease is due primarily to lower AbioCor labor costs as a result of our shifting some of our resources to commercial BVS and AB5000 manufacturing activities and lower AbioCor external electronics development costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $0.6 million, or 16%, to $4.3 million in the three months ended December 31, 2004, from $3.7 million in the three months ended December 31, 2003. The increase is the result of higher marketing expenses, including marketing materials and tradeshow costs, as we expand our sales and marketing operations for our existing commercial products and professional service fees as a result of the Sarbanes-Oxley 404 Project related to establishing, documenting and testing our internal control processes.  We also incurred additional general and administrative labor costs as a result of hiring several new executive and senior level employees earlier in the current fiscal year.

Selling, general and administrative expenses increased by $3.4 million, or 34%, to $13.5 million in the nine months ended December 31, 2004, from $10.1 million in the nine months ended December 31, 2003.  The increases are primarily the result of labor, recruiting and relocation expenses incurred in connection with our adding new senior management as described above.  In addition, sales and marketing expense increased significantly as a result of our efforts to expand commercial development of new and existing products.  Our expenses in connection with the Sarbanes-Oxley 404 Project have also increased our selling, general and administrative expenses during the current fiscal year.

NET LOSS

During the quarter ended December 31, 2004 we showed a net loss of $0.2 million, or a $0.01 loss per share.  This compares to a net loss of $2.0 million or $0.09 per share for the three months ended December 31, 2003.  We primarily attribute this loss for the quarter ended December 31, 2004 to lower product revenues, primarily attributed to a slower than expected expansion of our field sales force in the United States while we continued our commitment to the development of new products.

For the nine months ended December 31, 2004 we incurred a net loss of $2.1 million, or $0.10 per share.  This compares to a net loss of $7.9 million, or $0.37 per share for the nine months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have supported our operations primarily with net revenues from sales of our BVS and AB5000 circulatory assist product line, government contracts and proceeds from our equity financings.  As of December 31, 2004, our cash, cash equivalents, short-term marketable securities and long- term investments totaled $44.7 million.

During the nine months ended December 31, 2004, cash used by operating activities was $4.0 million, 46% less than the $ 7.4 million used by operations in the nine months ending

December 31, 2003.  The reduction in cash used by operating activities is primarily the result of our lower net loss of $2.1 million during the nine months ended December 31, 2004 as compared to our net loss of $7.9 million for the nine months ended December 31, 2003.  We increased inventory by $1.7 million as of December 31, 2004 in anticipation of new AB5000 sales and our receivables increased by $1.2 million as a result of our higher revenues and an increasing trend by customers in certain geographic locations to remit payments more slowly than in the past.  Both of these items offset a portion of the improvement in operating cash flow resulting from the lower net loss.  Net cash consumption from all activities, as determined by the net change in cash, short-term marketable securities and long-term investments, was $0.8 million for the nine months ended December 31, 2004, compared to $7.0 million consumed for the nine months ended December 31, 2003.  During the nine months ended December 31, 2004, the Company benefited from $ 3.8 million in cash proceeds from employee stock option exercises and employee participation in the Company’s stock purchase plan.

We believe that our revenue from product sales together with existing resources will be sufficient to fund our planned operations, including the planned expenditures for our AbioCor and AbioCor II implantable replacement hearts, and development and continued commercialization efforts for the BVS and AB5000 circulatory assist products, for at least the next twelve months.  We may, however, need additional funds for possible strategic acquisitions of businesses, products or technologies complementary to our business, including their subsequent integration into our operations.  If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.

Income taxes incurred during the nine months ended December 31, 2004 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

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

COMMITMENTS AND CONTINGENCIES

We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers, that include indemnification provisions.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004 and March 31, 2004.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE

ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

While we do not invest for speculative purposes, we are exposed to market risk related to changes in interest rates.  Our guidelines allow for an investment portfolio consisting mainly of U.S. Treasury notes, federal agency obligations, state and municipal bonds and corporate bonds with maturities of two years or less and ratings of at least AA by Moody’s or Standard & Poor’s.  These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2004, we believe the decline in fair market value of our investment portfolio would be immaterial.  We believe, however, that we have the ability to hold our fixed income investments until maturity and therefore would not expect our operating results or cash flows to be affected by a change in market interest rates on our securities portfolio.

ITEM 4: CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Acting Chief Financial Officer (the principal accounting officer), and all members of our senior management team held a Disclosure Committee meeting on January 18, 2005, and after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) our Chief Executive Officer and our Acting Chief Financial Officer have concluded that, based on such evaluation as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by the Company, including our consolidated subsidiaries, in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms.

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

During the third quarter of our fiscal year ending March 31, 2005, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

(10.1)	Form of Indemnification Agreement for Directors and Officers – filed as Exhibit 10.13 to the 1987 Registration Statement.*

(10.2)	1992 Combination Stock Option Plan, as amended – filed as Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 30, 1997 (the “September 1997 10-Q”).* **

(10.3)	1989 Non-Qualified Stock Option Plan for Non-Employee Directors – filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 30, 1995.* **

(10.4)	Facility Lease dated January 8, 1999 for the premises at 22 Cherry Hill Drive - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended December 31, 1998.*

(10.5)	1998 Equity Incentive Plan - filed as Exhibit 10 to our Form 10-Q/A for the fiscal quarter ended September 30, 1998.* **

(10.6)	Form of Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.7)	Schedule related to Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.8)	2000 Stock Incentive Plan Agreement, as amended - filed as Attachment A to our 2003 Proxy Statement. * **

(10.9)	Employment Agreement of Michael R. Minogue, President and Chief Executive Officer of ABIOMED, Inc. – filed as Exhibit 10.10 to our Form 10-Q for the fiscal quarter ended June 30, 2004. * **

(10.10)	Inducement stock option granted to Michael R. Minogue dated April 5, 2004 – filed as Exhibit 10.10 to our Form 10-Q for the fiscal quarter ended June 30, 2004. * **

(10.11)	1988 Employee Stock Purchase Plan, as amended **

(11.1)	Statement regarding computation of Per Share Earnings - see Note 6, Notes to Consolidated Financial Statements.

(31.1)	Certification of Principal Executive Officer

(31.2)	Certification of Principal Financial Officer

(32.1)	Section 1350 Certification.

*                      In accordance with Rule 12b-32 under the Securities Exchange Act of 1934 reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**               Management contract or compensatory plan or arrangement.

PART II.  OTHER INFORMATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: February 8, 2005	/s/ Charles B. Haaser
Charles B. Haaser
Controller
Principal Accounting Officer
Principal Financial Officer