Form 10-K
period 2005-03-31
ABIOMED INC
filed 2005-06-14
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended March 31, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2004 was $148,479,760 based on the closing price of $8.85 on that date as reported on the Nasdaq National Market.  As of June 3, 2005, 26,153,672 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders, which is scheduled to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Report.

INTRODUCTORY NOTE

This report, including the documents incorporated by reference in this report, includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements in these documents include, but are not necessarily limited to, those relating to:

•                                          the outcome of our FDA submission to the U.S. Food and Drug Administration (FDA) for limited market approval under a Humanitarian Device Exemption (HDE) for our AbioCor Implantable Replacement Heart;

•                                          our ability to obtain and maintain regulatory approval of our existing products in the U.S. and internationally as well as for new products currently in development;

•                                          the ability of patients using our products to obtain reimbursement of their medical expenses by government health care programs and private issuers;

•                                          our ability to integrate our recently acquired Impella subsidiary into our existing operations;

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

PART I

ITEM 1.                  BUSINESS

Overview

ABIOMED is a leading developer, manufacturer and marketer of medical products designed safely and effectively to assist, recover or replace the pumping function of the failing heart. ABIOMED’s BVS 5000 Biventricular Support System is the most widely used advanced heart assist device for the treatment of all patients with failing but potentially recoverable hearts in the U.S.  Our newer AB5000 Circulatory Support System incorporates a number of advanced features to facilitate patient mobility and transport and to better meet the needs of physicians and hospitals treating heart assist patients.  The AB5000 is also designed to provide an adaptable common platform for a family of blood pumps, which in the future, subject to FDA approval, will be able to support a broader population of patients for longer periods of time. Our AbioCor Implantable Replacement Heart, the world’s first battery-powered implantable replacement heart system, was submitted to the FDA for limited commercial approval under an HDE in September 2004.  The FDA has subsequently announced that it will convene a special expert panel of cardiovascular surgeons and cardiologists on June 23, 2005 to review and potentially to decide whether a recommendation should be made for the groundbreaking technologies and clinical trial data behind the AbioCor.  The AbioCor, the development of which follows decades of fundamental and applied research, development and testing, is intended to extend life and provide an improved quality of life for end-stage acute and chronic heart failure patients.  Another area of focused effort involves adaptation and development of the AbioCor II Heart, based on technology acquired in 2000 from The Pennsylvania State University. The AbioCor II Heart has a drive mechanism that is different than the AbioCor design, and is the only implantable heart system other than the AbioCor to survive the rigor of the replacement heart development program funded by the U.S. National Heart Lung and Blood Institute (“NHLBI”).  We are also engaged in significant research and development related to other devices to assist, recover or replace the pumping function of the heart and we continue to investigate enhancements to our exiting product line in order to serve more patients who require mechanical heart assistance.

In May 2005, we completed our acquisition of Impella CardioSystems AG (Impella), located in Aachen, Germany.  Impella manufactures, sells and supports the world’s smallest, minimally invasive, high performance micro blood pumps with integrated motors and sensors for use in interventional cardiology and heart surgery.  Impella has CE marks for each of its devices and currently markets them throughout Europe. The Company acquired all of the outstanding capital stock of Impella in exchange for approximately $1,600,000 in cash and 4,029,004 shares of ABIOMED common stock.  The agreement also provides for a contingent payments in cash, ABIOMED stock, or a combination of both, based on the Company’s future stock price performance and additional milestone payments related to FDA approvals and unit sales of Impella products.

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

In April 2003, we received FDA approval to market the AB5000 Circulatory Support System Console, and in September 2003 we received approval to market the AB5000 Ventricle, an advanced circulatory support blood pump.   The AB5000 console can drive and control either BVS or AB5000 blood pumps, and provides an upgradeable platform for continued circulatory assist product line enhancements.  The AB5000 was introduced with the same indications for use as the BVS, but it is our intention to seek FDA approval for expanded indications of use for the AB5000 to encompass broader patient populations and lengthened periods of patient support.

Our AbioCor is a heart replacement device that replaces the failing ventricles of the heart and takes over the heart’s blood pumping function.  It is designed for use in patients at risk of imminent death due to irreparably heart damage, but whose other vital organs remain viable. We believe the AbioCor will provide a much-needed treatment option for those patients in the U.S. for whom no effective therapy is currently available. This is the first completely self-contained artificial heart ever to come before the FDA for review.

We are also conducting animal studies on our second-generation artificial heart, AbioCor II. The AbioCor II is approximately 30% smaller and is expected to function more than three times longer than the present AbioCor, providing the capability to serve many more patients while increasing the quality of life for these patients.

Our focused research and development related to these products has provided us with the proprietary technology, know-how and experience that we are using to develop additional products. We believe we are the only company in the world with technical background and expertise in the full range of technology to support and replace the pumping function of the heart with a total artificial heart. We believe that there are many opportunities to apply our expertise to address the needs of heart failure patients. We seek to be first to market with high-quality and cost-effective technologies for heart failure patients who currently lack adequate therapies.

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

Industry Overview

Heart Disease

Heart disease is the number one cause of death in the U.S., annually claiming more than 700,000 lives in the U.S.  Internationally, heart disease accounts for nearly one third of all deaths, killing 16.7 million people (according to World Health Organization estimates), including more than 4 million in Europe alone. Illnesses and deaths from heart disease create an immense burden to many individuals and their families. Patients frequently experience extended suffering, and the economic cost can be substantial. While a number of therapies exist for the treatment of patients in early stages of heart disease, limited therapies exist today for most patients with severe end-stage heart failure.

The majority of deaths from heart disease can be attributed to coronary heart disease and congestive heart failure. Other types of heart disease include rhythm disorders and diseases of the valves.

Coronary heart disease is a disease of the coronary arteries causing reduced blood flow and insufficient oxygen delivery to the affected portion of the heart. Coronary heart disease can lead to a heart attack, also known as acute myocardial infarction (AMI), and may result in permanent damage to the heart muscle.  In severe heart attacks, death can occur suddenly or gradually over days and weeks.  Each year, approximately 865,000 people in the U.S. experience AMI.  Of these cases, 7% to 10% suffer from cardiogenic shock, preventing blood flow from the heart.  Cardiogenic shock is the leading cause of mortality for patients hospitalized with AMI, resulting in death in up to 50% of cases.

Congestive heart failure is a condition resulting from the progressive deterioration of the heart over extended periods of time. The patient’s heart cannot provide adequate blood flow and oxygen to meet the needs of the body. Congestive heart failure may be initiated and aggravated by a variety of factors, including high blood pressure, defective heart valves, coronary heart disease, infections of the heart muscle or the valves and problems resulting from heart defects. Due to the progressive nature of congestive heart failure, medical interventions often take place over periods of months or years.

In general, heart failure is progressive. While approximately 63% of all heart failure patients experience sudden death as a result of cardiac arrest, the remaining patients who die from heart failure typically do so in hospitals or long-term care facilities.

Prevalence, Incidence and Mortality

The American Heart Association reports in the 2005 update on Heart Disease and Stroke Statistics that a total of 70.1 million people in the United States live with some form of cardiovascular disease, including 65.0 million with high blood pressure.  Of those, 13.0 million were diagnosed with coronary heart disease, 4.9 million with congestive heart failure. Thus, coronary heart disease patients outnumbered congestive heart failure patients by approximately 2.7:1.  For patients newly diagnosed within 2002, however, the ratio of coronary heart disease to congestive heart failure patients was 2.2:1, indicating that congestive heart failure is becoming relatively more important as time goes on.  We believe this trend is primarily attributable to the aging of the population. Congestive heart failure is primarily a condition of the elderly.

According to the National Center for Health Statistics, approximately 700,000 people died of heart disease in the U.S. in 2002.  According to the same source, nearly 371,000 of these deaths were attributable to coronary (ischemic) heart disease, approximately 42,000 were attributable to congestive heart failure, and approximately 287,000 were attributable to other diagnoses.  We believe that a close examination of the various categories included in those other diagnoses reveals that many of those deaths may have been attributable to congestive heart failure related conditions.

Therapies for Heart Disease

A broad spectrum of treatment is available for heart disease patients.  Treatments include drug therapies, cardiological interventions, including closed chest procedures (angioplasty and stents) and rhythm management therapies, or surgical corrections, such as coronary bypass surgery and valve replacement. These therapies are sometimes successful in slowing the progression of heart disease, extending life, and/or improving the quality of life for some period of time.  For patients with end-stage heart disease, however, these treatments are typically inadequate. Patients with the most severe heart disease, those at identifiable risk of death, frequently are in need of mechanical circulatory support or heart replacement. Because the supply of available donor hearts is limited, with fewer than 2,200 per year available in the U.S., heart assist and replacement treatments have been and continue to be developed with the goal of extending and improving the lives of these patients.

The Market for Circulatory Support Devices in the U.S.

At present, due to the stage of technological development, circulatory support devices are typically used only after other, less-invasive therapies have been found to be inadequate.  The appropriate reference group from which to begin analysis of the potential market for these devices are the patients who die each year of heart disease: approximately 700,000 in the U.S. and the estimated 16.7 million around the globe.  In the future, when devices have matured and become less invasive, more durable and reliable, and surgical and patient management techniques have improved, these devices may become appropriate choices for less emergently ill patients and the potential addressable market may be much larger.

Not all of the patients who die each year of heart disease are addressable by circulatory support devices.  Many patients not classifiable as coronary heart disease or congestive heart failure patients are not suitable candidates for circulatory support.  In addition, more than 60% of all cardiac deaths occur suddenly, outside of the hospital or in the Emergency Room, and therefore cannot be reached by this therapy.  Some suffer significant comorbidities that might rule out device implantation, and many are simply too frail to withstand the rigors of device implantation and surgical recovery.  As a result, we estimate that the total number of patients addressable today by mechanical circulatory support devices ranges from 60,000 to 100,000 patients per year in the U.S.

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

Current penetration of the potential market for circulatory support devices, measured by number of devices implanted annually, is low but is expected to increase fairly rapidly in the next few years.  An independent report by Health Research International, published in March 2004, estimated the total value of advanced mechanical circulatory support sales in 2004 in the U.S. to be $145.9 million, and projected a compound annual growth rate of 43.1% from 2003 through 2008.

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

Bridge-to-Recovery. Bridge-to-recovery devices are used to support patients with potentially reversible heart failure. These devices are most frequently used to support patients whose hearts suffer shock following open-heart surgery and who cannot be weaned off the heart-lung machine. Of the patients who experience such complications, many who die each year could potentially be saved with a temporary assist device as a “bridge to recovery.” Bridge-to-recovery devices temporarily assume the pumping function of the heart, while allowing the heart to rest, heal and recover its normal function. These devices can also be used for patients who have not undergone surgery but whose lives are threatened by viral infections that attack the heart muscle. In addition, bridge-to-recovery devices may prove beneficial to certain patients who have suffered from a recent heart attack and their heart has gone into shock.  This younger patient population may need support for 2 to 3 times longer for their hearts to recover.

The number of patients who might be candidates for a bridge-to-recovery device on account of post-cardiotomy shock each year is a function of the number of patients who undergo open-heart surgery and the percentage of such surgeries that result in shock.  There are approximately 400,000 open heart operations annually in the United States, a number that has steadily been trending down as medical practice shifts toward less-invasive options.  According to the Society of Thoracic Surgeons National Adult Cardiac Surgery Database, 3.4% of coronary artery bypass operations in 1999 resulted in cardiogenic shock, yielding a potential bridge-to-recovery market of approximately 13,000 patients.  In 2002, the Society of Thoracic Surgeons reported that the cardiogenic shock rate had dropped to 1.9%, yielding an estimated market of approximately 7,500 patients in the U.S. per year.  According to the 2005 update of the American Heart Association heart disease and stroke statistics, 865,000 patients will suffer a new or recurrent heart attack.  Of these, 7 to 10% will suffer cardiogenic shock and up to 60,000 patients will need some type of cardiac support.

Bridge-to-Transplant. Bridge-to-transplant devices are used to support patients who have experienced life-threatening heart disease and are awaiting heart transplantation. We believe that the market for this category of device is limited by the size of the transplant waiting list.  In the U.S., approximately 3,000 patients are added to the transplant list each year, and approximately 2,200 patients receive a human heart transplant annually.  We estimate that the potential U.S. bridge-to-transplant market is, therefore, something less than 3,000 patients per year.

Bridge-to-Bridge. These staging devices are used to support patients before or during application of other therapies and to support patients with failing hearts being transported to other facilities. At present, for reasons of specialized care, patients are transported between medical centers with the assistance of such devices under hospital guidelines. In other cases, patients initially placed on mechanical support for bridge-to-recovery are moved to a bridge-to-transplant or destination therapy device.  In addition, there are less invasive, percutaneous devices which can provide short-term support while clinicians assess a patient’s heart and determine the appropriate therapeutic strategy. In the future, staging devices could potentially be used to support and stabilize heart failure patients during a course of therapy and assessment leading to potential implantation of a permanent heart assist device or a heart replacement.  In addition, while bridge-to-recovery devices are approved and used today to assist heart transplant patients when rejection occurs, in the future staging devices may be used with transplant patients who have rejected their donor heart and need life support before receiving an implantable replacement heart.

At present, there are two potential therapies other than transplant to which patients might be bridged in the reasonably near term: a permanent heart assist device, typically referred to as ventricular assist device (“VAD”) or a permanent heart replacement device.  The first FDA approval of a left ventricular assist device, referred to as an LVAD, for destination therapy occurred in November 2002.  No replacement heart has yet been approved by the FDA for commercial use.  There is, therefore, little empirical basis for estimating what proportion of destination circulatory support device patients will require a bridge device prior to implantation of a destination device.  Our estimates of this potential market in the U.S. range from 20,000 to 40,000 patients per year.

Destination Therapy. Devices intended to be within or attached to patients for their remaining lives are classified as destination therapies. Destination therapy devices consist of replacement hearts and permanent assist devices, including devices that provide partial support to the heart on a permanent basis.

Heart Replacement. The goal of heart replacement, whether with a donor heart or a mechanical device, is to replace the failing human heart with a viable alternative. Patients with irreparably damaged hearts who are facing imminent death are potential candidates for heart replacement provided that their other vital organs remain viable. The supply of human donor hearts is extremely limited and unlikely to increase meaningfully, and no device is yet approved for use in these patients. The AbioCor is the first permanent heart replacement device to commence clinical trials for this purpose. We believe that tens of thousands of patients per year might eventually benefit from an implantable replacement heart once it is proven safe, effective and reliable.  We filed with the FDA in September 2004 for approval of AbioCor under a Humanitarian Device Exemption.  A recommendation is expected from an FDA panel in late June, 2005.

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

We estimate the U.S. market for all destination therapy circulatory support devices is approximately the same as the total device market of between 60,000 and 100,000 patients.  The distribution of those patients between assist devices and replacement devices is subject to debate among clinicians and cannot be definitively determined until both types of devices are clinically available and considerable clinical experience has been gained.  Major variables include the percentage of congestive heart failure patients in the group who would require long term biventricular support, and would therefore require a replacement heart, and the percentage of the coronary heart disease patients in the group who have isolated left-side damage and therefore might be adequately treated with an LVAD.  At least two different registries from different manufacturers of temporary ventricular assist devices in commercial use over a period of more than ten years indicate an incidence of approximately 50% biventricular support and 50% univentricular support.  If and when the technology advances to the point where, in addition to safety and efficacy, implanted patients can live without constant awareness that their heart has been replaced or is being permanently assisted, then the potential use of these devices could increase significantly.

ABIOMED Products and Products Under Development

Our current commercial heart assist product line consists of the BVS and AB5000 models. Our primary products under development are the AbioCor system, a second generation replacement heart, the AbioCor II, incorporating elements of the Penn State Heart technology, and enhancements to our heart assist product line. In May 2005, we acquired Impella CardioSystems AG, based in Aachen, Germany.  Impella develops, manufactures and markets minimally invasive cardiovascular support systems for numerous indications in the fields of cardiology and cardiac surgery.  Each of these systems consists of various component elements.  Impella has the CE mark for each of its products and currently markets them throughout Europe.

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

The AB5000 is a new heart assist product approved for commercial distribution during fiscal 2004.  It incorporates a number of features to facilitate temporary patient mobility within the hospital, patient transport between hospitals, and improved ease of use for caregivers.  These features include a smaller and more mobile control console incorporating computer-based technology, a blood pump geometry and design that allows paracorporeal placement, and a simpler and more intuitive user interface.  In addition, the AB5000 console is designed to serve as a flexible and upgradeable platform for future blood pump product enhancements to address broadened patient populations for longer periods of support subject to regulatory approval.

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

These products are designed to facilitate the recovery of patients’ hearts as quickly as possible. Historically, patients who recover under BVS support typically stabilize in a period of less than one week. It generally takes three to five days for the damaged but recoverable heart muscle to restore its function in a post-cardiotomy patient. While the BVS has been used to support some patients for weeks or months, the BVS is not intended nor approved for long-term use. The BVS, although it is an external ventricular assist device, serves a different function than bridge-to-transplant devices, which are intended for long-term use by patients awaiting a heart transplant.  In contrast, the AB5000, while its current regulatory approval is identical to that of the BVS, is designed to allow for longer periods of operation, and has already demonstrated its reliability for extended periods in the test laboratory.  It is our intention to seek regulatory approval of expanded indications for use for the AB5000.

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

Any hospital performing open-chest heart surgery may use the BVS or the AB5000. There are approximately 900 of these hospitals in the U.S. and more than 1,000 such hospitals outside the U.S. Over 650 medical centers in the U.S. have purchased the BVS, including 70% of the major U.S. centers that perform more than 500 heart surgeries annually. In marketing the BVS, we are focusing on providing disposable blood pumps to existing customers.  AB5000 marketing efforts were initially focused on introducing the system in the largest cardiothoracic surgical centers through sales of consoles and sales of blood pumps.  Moving forward, we are focusing on upgrading the BVS installed base to the AB5000 console, enabling more centers to benefit from the flexibility and upgradeability of the AB5000 console platform.

The AbioCor Implantable Replacement Heart

The AbioCor is a battery-powered totally implantable replacement heart system, designed to operate without wires or any other material penetrating the patient’s skin.  Implantation is achieved in the space vacated by the removal of a patient’s diseased ventricles, where it will take over the full pumping function of the heart. The AbioCor is intended for use as destination therapy by patients with irreparably damaged hearts who are at risk of imminent death but whose other vital organs remain viable.

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

Design of the AbioCor.  The AbioCor system consists of the following principal components:

•                  A thoracic unit, or “replacement heart,” which includes two artificial ventricles with their associated valves and a hydraulic pumping system. The unit weighs approximately two pounds and provides complete blood circulation to the lungs and the rest of the body. The ventricles and their associated valves have seamless surfaces made from our blood-contacting material, Angioflex, and special geometries with flow patterns designed to reduce the risk of blood cell damage and blood clots. Our current configuration of the thoracic unit is sized for patients with relatively large chest cavities. We are also developing future generation replacement hearts sized to fit the majority of adults who might benefit from a replacement heart.

•                  An implantable rechargeable internal battery allows the AbioCor to operate without any external power supply for limited periods of time.

•                  A microprocessor-based internal electronic device, or “controller” controls and monitors the thoracic unit and provides radio communication with an external monitor affording patients, clinicians and caregivers the opportunity for real-time information on its operating status.

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

•                  A patient-carried rechargeable battery pack and monitor is designed to be pulled by the patient like a small briefcase. These components supply primary power to the system, allow patient mobility, provide basic system alarm information, and recharge the implanted back-up battery as needed.

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

Initial Clinical Trial. In our initial clinical trial we were seeking to determine whether the first generation AbioCor can effectively and safely extend life with acceptable quality of life for patients who are otherwise likely to die within thirty days and who have no other life-saving option. The results of this initial fifteen patient trial will allow us to better assess our status with regard to obtaining regulatory approval to commercially market and sell the AbioCor for an initial subset of patients in the U.S.

In January 2001, we received FDA permission under an Investigational Device Exemption (IDE) to begin the initial human clinical trial. Under the terms of the IDE, we planned to implant up to a total of fifteen patients divided into three groups of five each, with expansion to each successive group of five patients if the 60-day experience of patients with the first generation AbioCor was satisfactory to the FDA.  Patients could be included in this initial clinical trial only if they had biventricular heart failure, were more than eighteen years old, were unresponsive to any other existing therapies, were ineligible for heart transplantation and were sufficiently large for the first generation AbioCor to fit and operate adequately.  Patients were excluded from the clinical trial if their heart failure had a significant potential of being reversible, if they did not have a high likelihood of dying within the next 30 days, if they were pregnant, had serious psychiatric illness or an inadequate social support system.  Patients were also excluded if they were suffering from other severe irreversible non-cardiac medical ailments.

As of May 2005, a total of 14 patients have participated in the initial AbioCor clinical trial.  Twelve of those patients were supported for some period of time, and 2 died just subsequent to surgery.  The duration of support for the 12 patients supported by the AbioCor has ranged from 53 to 512 days, with an average support duration of approximately 5 months.  In a cumulative total of approximately 5 patient-years of support, the mechanical operation of the first generation AbioCor system has been highly reliable, providing appropriate and predictable circulatory support.  One device experienced wearout of one component after nearly 17 months of operation.  This was within the predicted range of durability for the current first generation device, and the process was tracked by the clinical team and by ABIOMED’s engineers, who were able to offer the patient an opportunity, which was declined, for a replacement AbioCor.  There was also one device stoppage in one patient, the causes of which were determined and corrective actions implemented.  None of the patients has experienced device-related infection or sepsis.  Some patients have experienced strokes that led to withdrawal of support.  Strokes are a continuing risk for any circulatory support system, and may be impacted by surgical technique, device characteristics and/or patient management.  Potential causes of the strokes will continue to be monitored and addressed, primarily through efforts to identify and facilitate optimal blood flow at the point of surgical attachment of the AbioCor to the atria of the natural heart. Adequate anticoagulation management has been a challenge for most of these sickest of heart failure patients.

Five of 12 supported patients were ambulatory.  Four patients had excursions outside of the hospital.  Two patients were discharged to facilities near the hospitals as an intermediate step toward final discharge to home.  These patients were able to go to restaurants, attend shows, sporting events, and religious services, and visit with family and friends.  Such activities have been conducted mostly with wearable external components allowing for freedom and mobility.  Two patients were discharged from the hospital with one returning home.

Encouraged by the results of the initial clinical trials, we applied for initial FDA market approval for the AbioCor to treat a defined subset of irreversible end-stage heart failure patients under a Humanitarian Device Exemption (HDE). This would allow implantation of the AbioCor in up to 4,000 U.S. patients a year. As of May 31, 2005, an expert panel of cardiovascular surgeons and cardiologists are reviewing the HDE application and a recommendation is expected by June 23, 2005.

While the AbioCor is designed as a permanent replacement for the failing heart, the AbioCor as it exists today is a first-generation device that will likely require improvement over time to incorporate feedback from its clinical use. The patients who will be initially treated with the AbioCor will be relatively large framed adults who are near death and for whom the AbioCor represents the only potential viable alternative to death. We have tested the AbioCor extensively. The results of such testing were part of our IDE submission to the FDA from which we gained permission to commence initial clinical trials. We believe that for patients ill enough to qualify for the initial clinical trial, the first generation AbioCor presents the best alternative to potentially extend their lives and to provide them with an acceptable quality of life. However, we understand that this patient category represents only a fraction of the potential patients who might benefit annually from the AbioCor. Our clinical and regulatory strategy of continuing to improve the AbioCor based on clinical experience is intended to allow us to demonstrate that the AbioCor can provide patients with a reasonable quality of life for sustained periods of time. We believe that demonstration of this capability is needed for eventual use of the product in end-stage heart failure patients who are not as ill as is required to qualify for our initial clinical trial.

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

Ongoing Development.  The AbioCor is subject to ongoing development and refinements.  The first generation AbioCor does not yet meet our longer-term goal of five years of operational reliability. In the United States its current size fits less than 50% of adult males and less than 20% of adult females.  External elements of the system are subject to ongoing refinement to improve ease of use for clinicians and quality of life for patients and their families.  The experience gained in the initial AbioCor clinical trial is invaluable in guiding these ongoing development efforts.

Our development of the smaller, second-generation AbioCor II is in the animal testing phase.  The AbioCor II incorporates features of both the first-generation AbioCor and the Penn State Heart. We acquired the technology rights to the Penn State Heart in 2000.  Similar to the AbioCor, the development of the Penn State Heart was supported by significant funding from the NHLBI.  The AbioCor and the Penn State Heart were the only two replacement heart programs that achieved the technological progress needed to qualify for the final pre-clinical rounds of funding from NHLBI. In addition to its size, approximately 30% smaller than AbioCor, AbioCor II has a reliability goal of five years of operation.

The Impella Recover 2.5/5.0 Micro Blood Pumps

In May 2005, we acquired Impella CardioSystems AG of Aachen, Germany. In so doing, we added to our heart assist product portfolio Impella’s Recover System circulatory assist devices. The Recover 2.5 and 5.0 are the world’s smallest, minimally invasive, high-performance micro blood pumps. These devices, designed for use by cardiologists in the cardiac catheterization lab, can be inserted percutaneously into patients to provide left ventricle support to patients with AMI, including those suffering cardiogenic shock. Currently, the Impella Recover devices have CE marks and are not yet approved by the FDA for sale in the U.S.

Other Products and Technologies

We are using the technology and know-how derived from the AbioCor, BVS, AB5000 and Impella products in the research and development of other potential cardiovascular products. We are also using our experience and commitment to this field to evaluate potential collaborative arrangements relating to third-party technologies and products.

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

Research and Product Development

As of May 31, 2005, our research and development staff, including those employees who joined us from Impella, consisted of 84 professional and technical personnel, including 9 individuals in design assurance and a total of 35 engineers, many with advanced degrees, covering disciplines such as electronics, mechanics, software, reliability engineering, fluid mechanics, physics, materials and physiology.

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

We expended $20.6 million, $14.3 million and $13.5 million on research and development in fiscal 2003, 2004 and 2005, respectively.  Since our inception, U.S. government agencies, particularly the NHLBI, have provided significant support to our product development efforts when such products are in their early stages of research and development. As of March 31, 2005, our total backlog of research and development contracts and grants was $0.3 million. All of these contracts and grants contain provisions making them terminable at the convenience of the government.

Sales, Clinical Support, Marketing and Field Service

We believe that the sales, clinical support, marketing and field service teams established for our heart assist product line and the relationships developed with existing customers will be instrumental not only in continuing to expand BVS and AB5000 usage and sales, but also in launching heart replacement products such as the AbioCor and the AbioCor II and the minimally invasive ventricular assist products gained through the recent acquisition of Impella CardioSystems, AG, once appropriate regulatory approvals are achieved.

The BVS and AB5000 are sold in the U.S. through direct sales and clinical support teams. As of May 31, 2005, our worldwide sales, clinical support, marketing and field service teams included 58 full-time employees. The acquisition of Impella in May 2005 added 5 clinical sales and service employees based in Aachen, Germany. Also in May 2005, two vice presidents of sales and two additional sales positions were added in the U.S.  In the year ahead, we plan to increase our sales and clinical support personnel.

Currently, our sales force primarily focuses on increasing sales from expanded usage of disposable blood pumps and ventricles by our large installed base of customers as well as from initial and upgrade sales to new and existing customers.  Our clinical support group focuses on training and educating new and existing customers in order to help improve clinical outcomes.  We believe the efforts of our clinical support group contribute significantly to the number of lives saved by physicians using our products. This, in turn, promotes usage and reorders of single-use BVS blood pumps and AB5000 ventricles.  We believe the reputation and customer relationships of our sales and support teams, strengthened by our best practices learned through experiences at leading heart centers, will be key assets for the introduction of future products such as the AbioCor, Impella products, and other products under development (once appropriate regulatory approvals are achieved).

Building on our experience in the U.S., in recent years we have expanded our international sales efforts for our heart assist products and in preparation for future availability of AbioCor and Impella products (once appropriate regulatory approvals are achieved).  We conduct our international sales efforts through distributors and by selling directly in selected European markets through ABIOMED B.V., our wholly-owned subsidiary located in The Netherlands.  As of May 31, 2005, we have signed international sales and distribution agreements with: Japan; China; Australia; Canada; and Latin America.  We also utilize distributors in Spain; Italy; Greece; Turkey; and the Middle East.

Manufacturing

We have over 15 years of experience in the manufacture of mechanical circulatory support consoles, blood pumps, cannulae and related accessories.  The manufacture of our BVS and AB5000 blood pumps and consoles, and the pilot manufacturing of our AbioCor system components, includes assembly, testing and quality control.  All of the AbioCor systems manufactured are being used for our testing and other investigational purposes.  None of the AbioCor systems manufactured are currently available or approved for commercial sale.  Key blood-contacting components for the blood pumps, including valves and bladders, are manufactured from our proprietary Angioflex polymer. The production of the AbioCor is based on some processes that are similar to the processes used for the BVS.  We produce the majority of the AbioCor blood contacting components in our facility and all such components are assembled in-house. A majority of the metallic mechanical parts and batteries used to produce the AbioCor are contract-manufactured or purchased.  We contract with third parties to manufacture our AB5000 and AbioCor consoles. Depending on the size and design of cannulae, they are either purchased or manufactured by us.

Impella CardioSystems has over ten years of experience manufacturing microminiature rotary blood pumps, control consoles and related accessories.  Impella’s subcomponents are procured from various suppliers.  The rotary blood pumps are then assembled and tested at Impella in a clean room controlled environment using proprietary and patented processes.  Control console components, including custom circuit board assemblies, power modules, molded enclosures and miscellaneous electronic components are purchased from outside suppliers.  Finished control consoles are assembled and tested in-house at Impella.

As of May 31, 2005, a total of 98 employees were engaged in BVS and AB5000 manufacturing and AbioCor pilot manufacturing.  Manufacturing and pilot manufacturing operations are further supported by an additional 18 people devoted to quality assurance and documentation and by 11 people in materials management and purchasing.  We also have 13 employees located in Aachen, Germany supporting manufacturing documentation, materials management and purchasing for the Impella Recover blood pump and console products.

We believe our existing manufacturing facilities give us the physical capacity to produce sufficient quantities of BVS and AB5000 disposable blood pumps and cannulae and Impella Recover 2.5 and 5.0 micro blood pumps to meet market demand for the foreseeable future. Our BVS and AB5000 manufacturing area is ISO9001 certified and operates under the FDA’s good manufacturing practice requirements set forth in the current quality system regulations, known as QSR. Our AbioCor manufacturing areas are ISO9001 certified, and we are taking steps towards ensuring that our AbioCor manufacturing area will be QSR compliant for purposes of eventual commercial distribution of AbioCor, subject to regulatory approvals.  Raw material for processing of Angioflex, a material critical to our products, is purchased from a single source, and the company typically maintains inventory to last in excess of five years.

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

As of June 11, 2005, we own 47 U.S. patents, including 17 related to the AbioCor Implantable Replacement Heart and two related to the BVS 5000 Bi-Ventricular Support System.  Additionally, we have an exclusive worldwide license to 10 U.S. patents related to the Penn State Heart.  These 57 U.S. patents have expiration dates ranging from June 21, 2005, to January 25, 2025.

Through our acquisition of Impella CardioSystems AG, we own 12 U.S. patents and 37 foreign patents covering Impella’s commercial products and products under development.  Our patents may not provide us with competitive advantages. They may also be challenged by third parties. Our pending or future patent applications may not be approved. The patents of others may render our patents obsolete or otherwise have an adverse effect on our ability to conduct business. Because foreign patents may afford less protection than U.S. patents, they may not adequately protect our proprietary information.

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

Competition

Competition among providers of treatments for the failing heart is intense and subject to rapid technological change and evolving industry requirements and standards. We compete with companies developing or marketing cardiovascular products that have substantially greater or broader financial, product development, sales and marketing resources and experience than ABIOMED. These competitors may develop superior products or products of similar quality at the same or lower prices. Moreover, improvements in current or new technologies may make them technically equivalent or superior to our products in addition to providing cost or other advantages. Other advances in medical technology, biotechnology and pharmaceuticals may reduce the size of the potential markets for our products or render those products obsolete.

No fully implantable replacement heart is commercially available today. We are aware of other heart replacement device research efforts in the U.S., Canada, Europe and Japan, but are not aware of any plans for any other totally implantable replacement heart to commence clinical trials in the U.S. or anywhere in the world. In March 2004, the FDA’s Circulatory Systems Devices Panel recommended approval of Syncardia Systems’ CardioWest Total Artificial Heart for use as a bridge to transplantation in cardiac transplant-eligible candidates at risk of imminent death from non-reversible biventricular failure.  The FDA approved the recommendation in October of 2004.  Unlike our AbioCor, the CardioWest heart is not fully implantable.  For this reason, we do not view it as a direct competitor to the AbioCor.  We believe that if and when other implantable replacement hearts are available, our AbioCor will compete with them based on quality-of-life advantages, cost effectiveness, device reliability, clinical support and customer relationships.

In addition to the developers of implantable replacement hearts, there are a number of companies—including Thoratec Corporation, World Heart Corporation, MicroMed Technology, and Ventracor—which are developing permanent heart assist products, including implantable LVADs and miniaturized rotary ventricular assist devices, that may address markets that overlap with certain segments of the markets targeted by ABIOMED’s products. We believe that implantable replacement hearts, LVADs and other VADs, if developed and proven effective for destination therapy, will generally be used to address the needs of different patient populations, with an overlap for certain segments of the heart failure population. We believe that there is a need for both implantable LVADs and implantable replacement hearts as destination therapies, and that when both technologies demonstrate the required reliability, surgeons will make decisions based upon the specific needs and conditions of individual patients.

In addition to devices being developed for patients in need of heart replacement, several companies and institutions have been for many years investigating xenotransplantation, the transplantation of a heart from another species, as a potential therapy. Most notably, some developers are investigating the use of genetically engineered pig hearts as an alternative source of donor hearts. This technology remains in its formative stage and subject to a number of significant challenges, including controlling elevated immunologic reactions leading to heightened rejection problems between cross-species grafting and major concerns for cross-species disease transmission to the recipient and the public at large. We believe that this technology remains in the research phase.  Research is also being conducted to develop gene and cell therapy as potential to reverse the disease process or to supplant diseased heart cells.  We believe that the key research activities in this area, while promising, remain in the formative stage.

The BVS and AB5000 systems can assume the full pumping function of the heart. The FDA approved these systems as bridge-to-recovery devices for the treatment of all patients with potentially reversible heart failure. They compete with a temporary cardiac assist device from Thoratec Corporation, which is also capable of assuming the full pumping function of the heart and is today approved for post-cardiotomy support. The Thoratec device was originally approved for bridge-to-transplant and bridge-to-transplant continues to be the primary use of the device. In addition, the BVS and AB5000 compete with other blood pumps, such as intra-aortic balloon pumps (Datascope, Arrow International) and centrifugal pumps, that are used in medical centers for a variety of applications but which are limited to either providing partial pumping support of failing hearts, or are non-pulsatile, or are not recommended for the duration of support generally required for bridge-to-recovery. We are aware of one other company, Levitronix, that is conducting clinical trials in the U.S. with a device that may compete with our current heart assist products in some applications. Approval by the FDA of products that compete directly with our products could increase competitive pricing and other pressures. We believe that we can compete with such products based on cost, clinical utility and customer relations.

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

Coverage and the level of payment provided by U.S. and foreign third-party payers varies according to a number of factors, including the medical procedure, payer, location, outcome, and cost. In the U.S., many private health care insurance carriers follow the lead of the Centers for Medicare and Medicaid Services (CMS), which establishes guidelines for the coverage of procedures, services and medical equipment and the payment of health care providers treating Medicare patients. The amount that Medicare pays a medical institution for in-patient care of Medicare patients is based on the Diagnosis Related Group (DRG) to which a specific hospitalization is assigned for payment purposes, without regard to the actual costs of the specific hospitalization.  AB5000 and BVS products are currently reimbursed under DRG 525 when implanted, one of the five highest paying DRGs available from CMS. Physicians bill separately for the procedures that they perform. Internationally, healthcare reimbursement systems vary significantly. In certain countries, medical center budgets are fixed regardless of levels of patient treatment. In other countries, such as Germany and Australia, a structure similar to that of the U.S. has been implemented.  Impella products are not yet reimbursed in the U.S. prior to FDA approval, however are reimbursed in parts of Europe.

Reimbursement levels have not yet been established for our products under development, including the AbioCor. Prior to approving coverage for new medical devices, most third-party payers require evidence that the product has received FDA approval in the U.S. or clearance for marketing, is safe and effective and not experimental or investigational, and is medically necessary and appropriate for the specific patient for whom the product is being used. Increasing numbers of third-party payers require evidence that the procedures in which the products are used, as well as the products themselves, are cost-effective. Heart transplantation currently qualifies for reimbursement, as does bridge-to-transplant treatment with implantable and percutaneous VADs. Comparatively, we believe that when the AbioCor product reaches maturity, it should cost less over a five-year period than heart transplantation today. We believe that these factors should benefit the AbioCor when our customers begin to seek reimbursement for it from third-party payers. However, we cannot assure that the AbioCor or our other products under development will meet the criteria for coverage and reimbursement or that third-party payers will reimburse physicians and medical institutions at levels sufficient to encourage the widespread use of the products.

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

U.S. Clinical Use Regulations.  In the United States, our BVS and AB5000 heart assist systems are classified as Class III medical devices under FDA rules, as is the AbioCor. In the U.S., medical devices are classified into one of three classes (i.e., Class I, II or III) based on the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class III medical devices are subject to the most rigorous regulation. Class III devices, which are typically life-sustaining, life-supporting or implantable devices, or new devices that have been found not to be substantially equivalent to legally marketed devices, must generally receive pre-market approval (PMA) by the FDA to ensure their safety and effectiveness. Class III devices are also subject to some of the requirements applicable to Class I and Class II devices, including general controls, such as labeling, pre-market notification, performance standards, post-market surveillance, patient registries and adherence to Quality System Regulations (QSR) requirements, which include testing, control and documentation requirements.

A PMA application is the most common route to obtain permission to market and sell a Class III device in the U.S. for a particular indication.  A PMA application must be supported by valid scientific evidence, which typically includes extensive information including relevant bench tests, laboratory and animal studies and clinical trial data to demonstrate the safety and effectiveness of the device. The PMA application also must contain a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and the proposed labeling, advertising literature and training materials. By regulation, the FDA has 180 days to review the PMA application, and during that time an advisory committee may be called on to evaluate the application and provide recommendations to the FDA. Advisory committee reviews often occur over a significantly protracted period, and a number of devices for which FDA approval has been sought have never been cleared for marketing. In addition, modifications to a device that is the subject of an approved PMA, or to its labeling or manufacturing process, may require the submission of PMA supplements or new PMAs and approval by the FDA.

The FDA also provides that certain devices can be distributed under a Humanitarian Device Exemption (HDE) rather than a PMA. In order for a device to be eligible for an HDE, a qualifying target patient population of less than 4,000 patients per year for which there is currently no other available therapy must be approved by the FDA.  The FDA’s approval of an HDE to treat that qualifying patient population then requires demonstration that the device is safe for its intended application, that it is potentially effective, and that the probable benefits outweigh the associated risks.  Adoption of an HDE device within a hospital is subject to the hospital’s Institutional Review Board (IRB) approval.  The regulatory hurdle for an HDE, while far from negligible, is therefore significantly less burdensome than that for a PMA.  A device distributed under an HDE may be sold, but compensation may not exceed recovery of costs, including cumulative research and development costs as well as the costs of manufacturing and distribution.

If clinical trials of a device are required in order to obtain FDA approval, the sponsor of the trial is required to file an Investigational Device Exemption, known as an IDE, application prior to commencing clinical trials. The IDE application must be supported by data, which typically include the results of extensive device bench testing, animal testing performed in conformance with Good Laboratory Practices, and formal laboratory testing and documentation in accordance with appropriate design controls and scientific justification. If the FDA approves the IDE application, and the IRBs at the institutions at which the clinical trials will be performed approve the clinical protocol and related materials, clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. Sponsors of clinical trials are permitted to charge for investigational devices distributed in the course of the study provided that compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

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

The AbioCor is classified as a Class III device and therefore is subject to a stringent regulatory approval and monitoring process. In January 2001, the FDA granted an IDE providing us with regulatory permission to commence the initial clinical trial of the AbioCor. The initial clinical trial, which began on July 2, 2001, is subject to periodic review and to the readiness of each collaborating medical center, including training of its surgical and post-operative care teams and approval of the clinical trial protocol by the hospital’s IRB. The trial was undertaken with patients who, despite all available therapies, had an extremely high probability of death within thirty days due to heart failure.

We are seeking initial FDA approval of the AbioCor for a limited category of indications and patients through an HDE, and subsequent approval via PMA for additional indications and patient populations. After the initial regulatory approval, we will need to complete additional clinical testing and request supplemental approvals for additional indications and broader marketing claims. If we obtain approval of the AbioCor in this manner, the FDA may initially impose restrictions on use of the AbioCor. Nevertheless, we believe that this phased approach will permit us to obtain initial marketing approval for the AbioCor more quickly than if we were to seek a broader approval from the outset.

U.S. Manufacturing and Sales Regulation. Any devices, including the BVS and AB5000 circulatory assist systems, which we manufacture or distribute pursuant to FDA clearances or approvals, are subject to continuing regulation by the FDA and other regulatory authorities. Manufacturers of medical devices for marketing in the U.S. are required to adhere to QSR requirements and must also comply with Medical Devices Reporting, or MDR, which requires that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. We are subject to routine inspection by the FDA and other regulatory authorities for compliance with QSR and MDR requirements, as well as other applicable regulations.

International Regulation. We are also subject to regulation in each of the foreign countries in which we sell our products. Many of the regulations applicable to our products in these countries are similar to those of the FDA.  We believe that foreign regulations relating to the manufacture and sale of medical devices are becoming more stringent. The European Union requires that medical devices such as the BVS and AB5000 comply with the Medical Device Directive, which includes quality system and CE certification requirements.  The BVS, AB5000 and Impella Recover temporary cardiac assist products comply with the Medical Devices Directive, are CE marked and available for sale in the European Union.  We have obtained the requisite regulatory approvals for sale of the BVS in other foreign countries, as well. In the European Union, implantable devices, such as the AbioCor, must comply with the Active Implantable Medical Devices Directive, known as AIMDD, which includes quality system requirements, in order to obtain CE certification.  The scope of our quality system specifically includes the design, development, and manufacture of cardiac replacement systems, but obtaining CE certification under the AIMDD for the AbioCor or other implantable products under development may be difficult, costly and time-consuming.

Employees

As of May 31, 2005 we had 305 full-time employees, including:

•                  84 in product development, design assurance and regulatory;

•                  58 in sales, clinical support, marketing and field service; and

•                  111 in manufacturing, including pilot manufacturing quality control and materials management; and

•                  12 in quality assurance.

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

ITEM 2.                  PROPERTIES

Our headquarters are in an industrial office park located 22 miles north of Boston. This facility, located at 22 Cherry Hill Drive in Danvers, Massachusetts, consists of approximately 80,000 square feet of space under an operating lease that expires in 2010.  This facility houses all of our operations, including research and development, manufacturing, sales and marketing and general and administrative departments.  The lease contains options to extend twice in five-year increments beyond 2010 at market rates.

ITEM 3.                  LEGAL PROCEEDINGS

As of March 31, 2005, we were not party to any material pending legal proceedings.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2005.

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

Market Price

Our common stock is traded on the Nasdaq National Market under the symbol “ABMD.” The following table sets forth the range of high and low sales prices per share of common stock, as reported by the Nasdaq National Market for our two most recent fiscal years:

Fiscal Year Ended March 31, 2004	High	Low

First Quarter	$7.56	$3.00
Second Quarter	9.83	4.77
Third Quarter	9.50	6.69
Fourth Quarter	8.60	6.69

Fiscal Year Ended March 31, 2005	High	Low

First Quarter	$14.63	$7.80
Second Quarter	12.64	8.63
Third Quarter	17.70	8.88
Fourth Quarter	15.97	9.92

Number of Stockholders

As of June 3, 2005, we estimate there are less than 1,000 holders of record of our common stock. Many beneficial holders hold their stock through depositories, banks and brokers included as a single holder in the single “street” name of each respective depository, bank, or broker.  We estimate that there are more than 10,000 beneficial holders who hold our common stock in street name.

Dividends

We have never declared or paid any cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Sales of Unregistered Securities

No sales of unregistered securities occurred during our fourth quarter ended March 31, 2005.

Transfer Agent and Rights Agent

American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038, is our stock Transfer Agent and Rights Agent.

ITEM 6.                  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

	Fiscal Years Ended March 31,
	2001	2002	2003	2004	2005
Statement of Operations Data:
Revenues:
Products	$19,724	$24,747	$23,127	$25,070	$37,945
Funded research and development	3,142	2,214	183	669	271
Total revenues	22,866	26,961	23,310	25,739	38,216
Costs and expenses:
Cost of product revenues	7,222	7,925	7,501	7,591	9,366
Research and development (1)	28,667	27,108	20,552	14,299	13,497
Selling general and administrative	12,469	16,066	14,748	14,101	18,606
Total costs and expenses	48,358	51,099	42,801	35,991	41,469

Loss from operations	(25,492)	(24,138)	(19,491)	(10,252)	(3,253)
Interest and other income, net	6,160	2,945	1,320	806	911

Net loss	$(19,332)	$(21,193)	$(18,171)	$(9,446)	$(2,342)

Basic and diluted net loss per share	$(0.94)	$(1.02)	$(0.87)	$(0.45)	$(0.11)

Weighted average shares outstanding	20,583	20,869	20,994	21,153	21,845

	March 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash, cash equivalents, marketable securities and long-term investments	$92,498	$71,321	$54,449	$45,541	$43,714
Working capital	94,651	74,127	56,987	32,154	50,439
Total assets	110,961	89,176	68,516	59,161	61,061
Long-term liabilities	368	—	—	—	—
Stockholders’ equity	99,814	79,868	62,090	54,336	56,179

(1)                     Research and development expenses include certain contract costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading developer, manufacturer and marketer of medical products designed to safely and effectively assist, recover or replace the pumping function of the failing heart. Our AbioCor Implantable Replacement Heart, the world’s first battery-powered implantable replacement heart system, was submitted to the FDA for limited commercial approval under an HDE in September 2004.  The FDA has subsequently announced that it will convene a special expert panel of cardiovascular surgeons and cardiologists on June 23, 2005 to review and potentially recommend approval for the groundbreaking technologies and clinical trial data behind the AbioCor.  The AbioCor, the development of which follows decades of fundamental and applied research, development and testing, is intended to extend life and provide an improved quality of life for end-stage acute and chronic heart failure patients.

We currently manufacture and sell two models of our temporary heart assist product.  The BVS 5000 Biventricular Support System was the first device approved by the FDA as a bridge-to-recovery device for temporary treatment of all patients with failing but potentially recoverable hearts.  The BVS system has an installed base of approximately 900 consoles located in approximately 650 medical centers in the United States, including 70% of all medical centers that perform more than 500 heart surgeries annually.  The BVS system has also been placed in more than 100 medical centers outside the United States, primarily in Europe.  In marketing the BVS, we are focusing on providing disposable blood pumps to existing customers.  Our newer AB5000 Circulatory Support System is a heart assist product model, designed to provide enhanced patient mobility within and between centers, to facilitate patient ambulation, and to provide enhanced features and ease of use for caregivers.  In April 2003, we introduced the AB5000 console, a new console that will serve as a platform for ongoing and future blood pump product line enhancements to meet patient needs across a broader spectrum of temporary heart assist applications.  In September 2003 we received FDA approval to market the AB5000 Ventricle, the first of these new blood pumps.  AB5000 marketing efforts were initially focused on introducing the system in the largest cardiothoracic surgical centers through sales of consoles and sales of blood pumps.  Moving forward, we are focusing on upgrading the BVS installed base to the AB5000 console, enabling more centers to benefit from the flexibility and upgradeability of the computer-based AB5000 console.

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

On May 10, 2005, the Company acquired all of the outstanding capital stock of Impella CardioSystems AG (“Impella”), a privately held company located in Aachen, Germany.  Accordingly, the operating results of Impella from May 10, 2005 will be included in the Company’s results beginning with the first quarter of fiscal 2006.  Impella manufactures and sells small, minimally invasive, high performance micro blood pumps with integrated motors and sensors for use in interventional cardiology and heart surgery.  These pumps are designed to provide left ventricle support for patients suffering from reduced cardiac output and can potentially aid in recovering the hearts of patients suffering from acute myocardial infarction (AMI or Heart Attack), including those who have gone into cardiac shock.  Impella has CE marks for each of its devices and currently markets them throughout Europe.  We intend to seek FDA approval to sell the Impella Recover System blood pumps in the United States in order to address wider market opportunities for cardiac assist and recovery.  ABIOMED acquired Impella in exchange for approximately $1.6 million in cash and 4,029,004 shares of ABIOMED common stock, of which 210,000 shares are to be held in escrow for potential claims for indemnification by the Company pursuant to the terms of the purchase agreement. The 4,029,004 shares of ABIOMED common stock have a fair value of $42.2 million.  Accordingly, the purchase price (before contingent payments) will be $45.3 million, inclusive of approximately $1.5 million of acquisition costs.  In addition, the agreement provides that ABIOMED may make additional contingent payments to Impella’s former shareholders based on the Company’s future stock price performance and additional milestone payments related to FDA approvals and unit sales of Impella products.  These contingent payments range from zero dollars to approximately $29 million and will be made in a combination of cash or stock, if at all.  The Company has not yet determined the preliminary purchase price allocation due to the recent nature of the acquisition.  However, management believes that more than half of the purchase price will be recorded to goodwill, and a write-off of in-process research and development will be recorded in the first quarter of fiscal 2006.  Also, significant amortization of intangible assets will impact fiscal 2006 and future results.

Research and development is a significant portion of our operations.  Our research and development efforts are focused on the development of new products related to heart assist, heart recovery and heart replacement, and the continued enhancement of current technologies.  One such effort is the AbioCor II, a smaller replacement heart incorporating a pumping mechanism different from that of the AbioCor that is currently undergoing animal testing.  Our operating results reflect the dual activities of commercial operations and investments in the research and development of new technologies.

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

During the three years ending March 31, 2005 a declining percentage of our BVS product revenue was derived from extended-term contracts with certain of our customers.  These contracts, the last of which ended in due course this past fiscal year, provided customers with units of our BVS product under contract terms of one to three years.  The Company received a fixed, non-refundable amount of money for providing these customers with BVS blood pumps during the term of the contract to replace those used to support patients.  In addition to SAB 104, we followed the guidance of EITF 00-21, Revenue Arrangements with Multiple Deliverables, in our calculation and recognition of the relative sales value for each element of these extended-term contracts.  In so doing, we recognized revenue and recorded cost of product revenues ratably over the term of the contract using an estimated per unit selling price based upon actual shipments of pumps to customers compared to the maximum number of additional pumps allowable under the contract.  When a maximum number of pumps was not specified in the sales contract, we compared actual shipments to our estimate of additional pumps that might be required by the customer. In the majority of contracts that contained contractual limits on the number of pumps, customers did not use the maximum number of allowable pumps and, as a result, we recognized the remaining deferred revenue at the end of the contract term with no associated incremental cost.

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

Inventories.  We value our inventory of products held for sale at the lower of cost or current estimated market value.  We regularly review inventory quantities on hand and write down to its net realizable value any inventory believed to be impaired.  If actual demand or market conditions are less favorable than projected demand, additional inventory write-downs may be required that could adversely impact financial results for the period in which the additional excess or obsolete inventory is identified.  The inventory balances at March 31, 2004 and March 31, 2005, are net of accumulated impairment write-downs of $1,119,000 and $887,000, respectively.  All of our inventories are related to our heart assist product line. We will not capitalize any costs related to AbioCor inventory until we receive regulatory approval to begin commercial sales.

Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of March 31, 2005, the Company had federal and state tax net operating loss carryforwards of approximately $74.8 million and $34.6 million, respectively, that begin to expire in 2006. The Company also has federal and state research and development credit carryforwards of approximately $5.1 million and $3.3 million, respectively, that begin to expire in 2006. We have recorded a valuation allowance of $52.2 million as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that the Company will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period such a determination was made.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues (which includes revenues from products and funded research and development):

	Year Ended March 31,
	2003	2004	2005
Revenues:
Products	99.2%	97.4%	99.3%
Funded research and development	0.8	2.6	0.7
Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of product revenues	32.2	29.5	24.5
Research and development	88.2	55.5	35.3
Selling, general and administrative	63.2	54.8	48.7
Total costs and expenses	183.6	139.8	108.5
Loss from operations	(83.6)	(39.8)	(8.5)
Other income, net	5.7	3.1	2.4
Net loss	(77.9)%	(36.7)%	(6.1)%

Fiscal Years Ended March 31, 2005 and March 31, 2004 (“fiscal 2005” and “fiscal 2004”)

Product Revenues. Product revenues increased by $12.9 million, or 51%, from $25.1 million in fiscal 2004 to $37.9 million in fiscal 2005.  The improvement is attributable to increased sales of both our AB5000 consoles and ventricles and our BVS 5000 disposable blood pumps.  A majority of the increased product sales were derived from our delivering a record number of AB5000 systems and reorder ventricles during the fiscal year ended March 31, 2005 as a result of the product continuing to gain market acceptance as patient outcomes continued to improve with its wider use.  Higher average unit selling prices for both products also contributed to approximately half the increased revenue performance during the past fiscal year.  Our European subsidiary, ABIOMED B.V., set a company record for revenues during the fiscal year ending March 31, 2005 by increasing product revenues by 56%, or $0.7 million, over the prior year.  International product revenue from sources outside of Europe also increased by 10% during the fiscal year ended March 31, 2005 as a result of our efforts to establish and strengthen international distribution channels.  Of the $37.9 million in product revenues for the fiscal year ended March 31, 2005, approximately 80% was derived from sales of

AB5000 Ventricles and BVS disposable blood pumps.  As of March 31, 2005, we have a sales backorder and deferred revenues of approximately $0.6 million, primarily as a result of our multi-year customer service support contracts.

International sales accounted for 8% of total product revenue during the fiscal years ended March 31, 2005 and 2004.

Going forward, we expect our core legacy products to generate revenue growth of 26 – 36% during our fiscal year ending March 31, 2006, in addition to sales of Impella product sales of approximately $4 million in Europe.  We also expect that the BVS will remain an important part of our heart assist product portfolio, as we anticipate continuing demand for BVS blood pumps.

Funded Research and Development Revenues.  During recent years our efforts to obtain government research and development contracts and grants have been limited, as a result of directing our technical personnel and other resources towards development and commercialization of existing technology.  As a result, externally funded research and development revenue decreased by $0.4 million, or 59%, from $0.7 million during the fiscal year ended March 31, 2004 to $0.3 million during the fiscal year ended March 31, 2005.

As of March 31, 2005, our total backlog of research and development contracts and grants was $0.3 million. All of these contracts and grants contain provisions that make them terminable at the convenience of the government.

Cost of Product Revenues.  Our cost of product revenues as a percentage of product revenue improved for the fiscal year 2005 as compared to fiscal 2004.  Cost of product revenues as a percentage of product revenues was 25% for fiscal 2005 compared to 30% in fiscal 2004.  Approximately 80% of the improvement in margin is the result of higher average unit selling prices for our AB5000 and BVS pumps in comparison to the prior fiscal year with the remainder in improvement coming from increased productivity in our manufacturing processes.

Research and Development Expenses.  Research and development expenses decreased by $0.8 million, or 6%, from $14.3 million in fiscal 2004 to $13.5 million in fiscal 2005.  Research and development expenses were 35% of total revenues for fiscal 2005 and 56% of total revenues in fiscal 2004. The decrease is primarily as a result of shifting our labor and other costs to commercial BVS and AB5000 manufacturing activities offset by increased development efforts on potential new products. We expect research and development expenses to increase year over year as we invest in the development of new products in circulatory care to be introduced in the market in the next 12 to 18 months.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.5 million, or 32%, from $14.1 million in the prior year to $18.6 million in fiscal year ended March 31, 2005.  The increases are primarily the result of labor, recruiting and relocation expenses incurred in connection with our adding new senior management earlier this fiscal year and expenses in connection with the Sarbanes-Oxley 404 compliance.  In addition, sales and marketing expenses increased significantly as a result of our efforts to expand our commercial operations both domestically and internationally.

Other Income.  Other income consists primarily of interest earned on our investment balances, net of expenses and foreign exchange gains or losses.  Other income was $0.9 million in fiscal 2005, an increase of $0.1 million from $0.8 million in fiscal 2004. This increase was primarily due to interest income representing better yields on investments offset by a reduction of the foreign translation gain.

Net Loss. Net loss for the fiscal year ended March 31, 2005 was approximately $2.3 million, or $0.11 per share. This is a 75% reduction from the net loss of approximately $9.4 million, or $0.45 per share, in the prior fiscal year.

Fiscal Years Ended March 31, 2004 and March 31, 2003 (“fiscal 2004” and “fiscal 2003”)

Product Revenues. Product revenues increased by $2.0 million, or 8%, from $23.1 million in fiscal 2003 to $25.1 million in fiscal 2004. The increase is attributable to sales of AB5000 consoles and ventricles during the controlled clinical rollout that began in the first fiscal quarter for the console and in the second fiscal quarter for the ventricle.  Product revenue reflects fulfillment of all of the sales backlog reported at the end of our third fiscal quarter.  Going forward, we expect total revenue growth in excess of 10% annually driven by sales of AB5000 consoles and ventricles subsequent to the full product rollout in April 2004.  Revenue growth may be concentrated in the second half of fiscal 2005. We also expect that the BVS will remain an important part of our heart assist product portfolio, as we anticipate continuing demand for BVS blood pumps.

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

In April 2004 David M. Lederman, Ph.D., ABIOMED’s founder, stepped down as President and Chief Executive Officer and was succeeded in those positions by Michael R. Minogue.  Dr. Lederman remains Chairman of the Board and an employee of the Company.  Subsequent to our fiscal year ending March 31, 2004, ABIOMED’s management team has been strengthened by a number of new appointments to fill existing vacancies and/or newly defined senior management functions.  We have incurred one-time costs associated with recruitment and/or relocation of Mr. Minogue and these new senior personnel, much of which will be recorded in the Company’s fiscal year ending March 31, 2005.

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

Liquidity and Capital Resources

We have supported our operations with net revenues from sales of our BVS and AB5000 circulatory assist product line, government contracts and proceeds from our equity offerings.  As of March 31, 2005, our cash, cash equivalents, short-term marketable securities and long-term investments totaled $43.6 million.

During the year our financial performance from business operations, driven by higher product revenues, resulted in a substantial reduction in our use of cash. During the fiscal year ended March 31, 2005, cash used by operating activities was $ 5.2 million, or 49%, less than the $10.0 million consumed by operations in the comparable period of the prior year.  There was also an increase in accounts receivable and inventory of $2.6 million and $1.2 million, respectively as a result of the Company's planned higher level of product sales.  Net cash consumption from all activities, as determined by the net change in cash, short-term marketable securities and long-term investments, decreased to $1.9 million for the fiscal year ended March 31, 2005, compared to $9.0 million consumed in the prior fiscal year.  The difference of $7.1 million represents an 79% decline in cash consumption. During this fiscal year the Company benefited from $4.1 million in cash proceeds from the employee stock option exercises and employee participation in the company’s stock purchase plan.

Income taxes incurred during the fiscal year 2005 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

We believe that our revenue from product sales together with existing resources will be sufficient to fund our planned operations for the next twelve months, including funding operating capital of approximately $12.0 million to $15.0 million for Impella operations and the planned expenditures for our AbioCor and AbioCor II implantable replacement hearts, and continued development and commercialization efforts of our BVS 5000 and AB5000 circulatory assist products.  We may, however, need additional funds for possible strategic acquisitions of businesses, products or technologies complementary to our business and their subsequent integration and operating capital. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.

Contractual Obligations and Commercial Commitments

The following table (in thousands) summarizes our contractual obligations at March 31, 2005 and the effects such obligations are expected to have on its liquidity and cash flows in future periods.

		Payments Due By Fiscal Year
Contractual Obligations	TOTAL	2006	2007	2008	2009	2010 and after

Operating Lease Obligations	$3,797	$776	$769	$772	$772	$708

The Company has no long-term debt or material commitments at March 31, 2005.  We have elected not to exercise a buyout option available under the Company’s primary lease that would have allowed for early termination of the lease in 2005.

                On May 10, 2005, the Company acquired all of the outstanding capital stock of Impella CardioSystems AG (“Impella”), a privately held company located in Aachen, Germany.  Accordingly, the operating results of Impella from May 10, 2005 will be included in the Company’s results beginning with the first quarter of fiscal 2006.  Impella manufactures and sells small, minimally invasive, high performance micro blood pumps with integrated motors and sensors for use in interventional cardiology and heart surgery.  ABIOMED acquired Impella in exchange for approximately $1.6 million in cash and 4,029,004 shares of ABIOMED common stock, of which 210,000 shares are to be held in escrow for potential claims for indemnification by the Company pursuant to the terms of the purchase agreement. The 4,029,004 shares of ABIOMED common stock have a fair value of $42.2 million.  Accordingly, the purchase price (before contingent payments) will be $45.3 million, inclusive of approximately $1.5 million of acquisition costs.  The agreement provides that ABIOMED may make additional contingent payments to Impella’s former shareholders based on the Company’s future stock price performance and additional milestone payments related to FDA approvals and unit sales of Impella products.  These contingent payments range from zero dollars to approximately $29 million and will be made in a combination of cash or stock, if at all.  The Company has not yet determined the preliminary purchase price allocation due to the recent nature of the acquisition.  However, management believes that more than half of the purchase price will be recorded to goodwill, and a write-off of in-process research and development will be recorded in the first quarter of fiscal 2006.  Also, significant amortization of intangible assets will impact fiscal 2006 and future results.

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

Patent indemnifications – In many sales transactions, the Company indemnifies customers against possible claims of patent infringement caused by the Company’s products.  The indemnifications contained within sales contracts usually do not include limits on the claims. The Company has never incurred any material costs to defend lawsuits or settle patent infringement claims related to sales transactions.  Under the provisions of FIN No. 45, intellectual property indemnifications require disclosure only.

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

We have had net losses in each of the past three fiscal years. We are committed to making large expenditures for our new products, including those acquired in connection with our recent acquisition of Impella CardioSystems, AG, under development in fiscal 2006 and subsequent fiscal years, which may result in losses in future periods. These expenditures include costs associated with performing clinical trials, continuing our research and development relating to our new products under development, seeking regulatory approvals and, if we receive these approvals, commencing commercial manufacturing and marketing. The amount of these expenditures is difficult to forecast accurately, and cost overruns may occur. We plan to fund a portion of these expenditures from our limited existing financial resources and revenues from AB5000, BVS and Impella product sales. We cannot be sure that we will have the necessary funds to develop and commercialize our new products, or that additional funds will be available on commercially acceptable terms, if at all. In the event that we are unable to obtain the necessary funding to develop and commercialize our products, our business may be adversely affected.

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

Our product revenues increased in fiscal 2005 by 51% in comparison to fiscal 2004 and in fiscal 2004 our product revenues increased by 8% in comparison to fiscal 2003.  To maintain or increase revenues from sales of our current products, we may be required to adopt new sales and marketing strategies, some of which may require expending additional capital resources, or execute on existing strategies. The new strategies we may adopt or execute on include:

•      regularly introducing enhancements and product line extensions;

•      product expansion within our markets through the acquisition of existing companies whose products may require additional development or clinical analysis for regulatory approval;

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

We are seeking to expand our international sales of the AB5000, BVS and Impella Recover circulatory assist systems by recruiting direct sales and support teams for selected countries in Europe.  To date we have limited experience in selling our products internationally.  In fiscal 2005 and fiscal 2004, approximately 8% of our product revenues were derived from international sales.  Our international operations will be subject to a number of risks, which may vary from the risks we experience in the U.S., including:

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

Sales of medical products largely depend on the reimbursement of patients’ medical expenses by government health care programs and private health insurers. The cost of our AB5000 and BVS systems is substantial, and we anticipate that the cost of implanting the AbioCor in a patient will also be substantial. Without the financial support of the government or third party insurers, the market for our products will be limited. Medical products and devices incorporating new technologies are closely examined by governments and private insurers to determine whether the products and devices will be covered by reimbursement, and if so, the level of reimbursement which may apply. We cannot be sure that third party payors will reimburse sales of our products now under development, or enable us to sell them at profitable prices. We also cannot be sure that third party payors will continue the current level of reimbursement to physicians and medical centers for use of the BVS and AB5000. Any reduction in the amount of this reimbursement could harm our business.

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

Our products require precise, high quality manufacturing. Our failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, design defects or component failures, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. We have from time to time voluntarily recalled certain products. Despite our very high manufacturing standards, we cannot completely eliminate the risk of errors, defects or failures. If we are not able to manufacture the AB5000, BVS and Impella Recover 2.5/5.0 micro blood pump products in accordance with necessary quality standards, our business and results of operations may be negatively affected.

The AbioCor involves even greater manufacturing complexities than our current commercial products. The AbioCor must be significantly more durable and meet different standards, which may be more difficult to achieve, than those that apply to our current product line. If we are unable to manufacture the AbioCor or other future products on a timely basis at acceptable quality and cost and in commercial quantities, or if we experience unanticipated technological problems or delays in production, our business will suffer.

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

We rely on third party suppliers to provide us with certain components used in the AB5000, BVS, Impella Recover 2.5/5.0 micro blood pumps, AbioCor, AbioCor II, and our other products under development. Relying on third party suppliers makes us vulnerable to component part failures and to interruptions in supply, either of which could impair our ability to conduct clinical tests or to ship our products to our customers on a timely basis. Using third party vendors makes it difficult and sometimes impossible for us to test fully certain components, such as components on circuit boards, maintain quality control, manage inventory and production schedules and control production costs. Vendor lead times to supply us with ordered components vary significantly and can exceed six months or more. Both now and as we expand our manufacturing capacity, we cannot be sure that our suppliers will furnish us with required components when we need them. These factors could make it more difficult for us to effectively and efficiently manufacture our products, and could adversely impact our results of operations.

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

Our intellectual property rights are and will continue to be a critical component of our success. A substantial portion of our intellectual property rights relating to the AB5000, BVS, Impella Recover 2.5/5.0 micro blood pumps, AbioCor, AbioCor II and other products under development is in the form of trade secrets, rather than patents. In order to preserve certain proprietary information as trade secrets, we are required to restrict disclosure of information intended to constitute trade secrets to third parties. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with employees, consultants and other parties. Certain of our consultants and third parties with whom we have business relationships may also provide services to other parties in the medical device industry, including companies, universities and research organizations that are developing competing products. In addition, some of our former employees may seek employment with, and become employed by, our competitors. We cannot assure that confidentiality agreements with our employees, consultants and third parties will not be breached, that we will have adequate remedies for any such breach, or that our trade secrets will not become known to or be independently developed by our competitors.  The loss of trade secret protection for technologies or know-how relating to the AB5000, BVS, Impella Recover 2.5/5.0, AbioCor or AbioCor II could adversely affect our business prospects.

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

The risk of product liability claims will increase as we introduce new products that are intended to support a patient until the end of life. For example, the AbioCor will have a finite life and could cause unintended complications to other organs and may not be able to successfully support all patients. Its malfunction could give rise to product liability claims whether or not it has extended or improved the quality of the patient’s life. We cannot be sure that we can obtain liability insurance to cover the AB5000, BVS, Impella Recover 2.5/5.0, AbioCor or other new products at a reasonable cost, if at all. If we have to pay product liability claims in excess of our insurance coverage, our financial condition will be adversely affected.

Failure of our recent Impella acquisition to achieve its potential benefits could harm our business and operating results.

We recently acquired all of the outstanding capital stock of Impella CardioSystems AG. The acquisition may not achieve its anticipated benefits for a variety of reasons, including:

•      problems in successfully integrating our operations;

•      our inability to obtain FDA approval and market acceptance for Impella’s products;

•      problems with compatibility of business cultures;

•      problems in successfully coordinating our research and development efforts;

•      difficulty in integrating sales, support and product marketing;

•      costs and delays in implementing common systems and procedures, including financial accounting systems; and

•      the inability to retain and integrate key management, research and development and customer support personnel.

Further, we cannot assure you that we will realize any of the anticipated benefits and synergies of the acquisition. Any one or all of the factors identified above could cause increased operating costs, lower than anticipated financial performance, or the loss of customers, employees or business partners. The failure to integrate Impella successfully would have a material adverse effect on our business, financial condition and results of operations.

The substantial costs of our Impella acquisition could harm our financial results.

In connection with our acquisition of Impella, we incurred substantial costs. These include fees to legal counsel, independent accountants and consultants.  We may also be required to make additional contingent payments under the terms of the acquisition, in an amount of up to $29,350,000, based on our future stock price performance and milestones related to FDA approval and unit sales of Impella’s products.  If the benefits of the acquisition do not exceed the associated costs, including any dilution to our stockholders resulting from the issuance of shares of our common stock in the transaction, our financial results, including earnings per share, could suffer, and the market price of our common stock could decline.

If we acquire other companies or businesses, we will be subject to risks that could hurt our business.

In addition to our recent acquisition of Impella, in the future, we may pursue additional acquisitions to obtain complementary businesses, products or technologies. Any such acquisition may not produce the revenues, earnings or business synergies that we anticipated, and an acquired business, product or technology might not perform as we expected. If we pursue an additional acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition. If we complete an additional acquisition, we may encounter significant difficulties and incur substantial expenses in integrating the operations and personnel of the acquired company into our operations while preserving the goodwill of the acquired company. In particular, we may lose the services of key employees of the acquired company and we may make changes in management that impair the acquired company’s relationships with employees and customers.

Any of these outcomes could prevent us from realizing the anticipated benefits of our additional acquisitions. To pay for an acquisition, we might use stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use our stock, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity would be reduced. We may be required to capitalize a significant amount of intangibles, including goodwill, which may lead to significant amortization charges. In addition, we may incur significant, one-time write offs and amortization charges. These amortization charges and write offs could decrease our future earnings or increase our future losses.

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

We are currently devoting our major research and development and regulatory efforts, and significant financial resources, to the development of the AbioCor and AbioCor II, product extensions of existing commercial products and new products, such as the Impella Recover 2.5 and 5.0 micro blood pumps, for which we expect to obtain FDA approval and to market in the next twelve to eighteen months. The development of assist and replacement heart devices such as the AbioCor and AbioCor II, and other new products, presents enormous challenges in a variety of areas, many or all of which we may have difficulty in overcoming, including blood compatible surfaces, blood compatible flow, manufacturing techniques, pumping mechanisms, physiological control, energy transfer, anatomical fit and surgical techniques. Specifically, for many years, we and other parties have been attempting to develop a heart replacement device.  We cannot be sure that we will be successful in our development efforts, and in the event that we are unable to commercialize the AbioCor and AbioCor II, our business and financial condition would be adversely affected.

The markets for our products under development are unproven.

Even if our products are successfully developed and approved by the FDA and corresponding foreign regulatory authorities, they may not enjoy commercial acceptance or success, which would adversely affect our business and results of operations. Several factors could limit our success, including:

•      our need to create a market for our new products: AB5000, AbioCor, AbioCor II, Impella Recover 2.5 and Recover 5.0 micro blood pumps and possible limited market acceptance among physicians, medical centers, patients and third party payers;

•      the need for surgeons and cardiologists to develop or be trained in new surgical techniques or non-invasive procedures in order to use our products effectively;

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

The commercial success of the AB5000, AbioCor, AbioCor II, Impella Recover 2.5 and 5.0 micro blood pumps and other heart assist products will require acceptance by cardiovascular surgeons and interventional and heart failure cardiologists, a limited number of whom significantly influence medical device selection and purchasing decisions. We may achieve our business objectives only if our other products are accepted and recommended by leading physicians, which is likely to be based on a determination by these physicians that our products are safe, cost-effective and represent acceptable methods of treatment. Although we have developed relationships with leading cardiac surgeons and cardiologists, we cannot assure that these existing relationships and arrangements can be maintained or that new relationships will be established in support of our products. If cardiovascular surgeons and cardiologists do not consider our products to be adequate for the treatment of our target cardiac patient population or if a sufficient number of physicians recommend and use competing products, it would seriously harm our business.

Testing of our new products will involve uncertainties and risks which could delay or prevent new product introductions, require us to incur substantial additional costs or result in our failure to bring our products to market.

Development and testing of design changes to the AbioCor, AbioCor II, Impella Recover 2.5 and 5.0 micro blood pumps and other products under development is often extensive, expensive and time consuming. Some of the tests for our products may require months or years to perform, and we could be required to begin these tests again if we modify one of our products to correct a problem identified in testing. Even modest changes to certain components of our products can take months or years to complete and test. If results of pre-clinical or clinical testing of our products under development indicate that design changes are required, such changes could cause serious delays that would adversely affect our results of operations. A number of companies in the medical industry have suffered delays, cost overruns and project terminations despite achieving promising results in pre-clinical testing or early clinical testing. In the event that we suffer setbacks in the pre-clinical or clinical testing of our heart assist and replacement products, these products may be delayed, require further funding, and possibly may not be brought to market.

If we fail to obtain approval from the FDA and from foreign regulatory authorities, we cannot market and sell the AbioCor or other products in the U.S. and in other countries.

If we cannot demonstrate through clinical testing on humans or other means that the AbioCor or other new products under development and testing are safe and effective, we will not be able to obtain regulatory approvals in the U.S. or other countries for the commercial sale of these products. Our initial clinical testing of the AbioCor has been completed and the results were submitted to the FDA to support our request for market approval under an HDE in September 2004. The FDA has subsequently announced that it will convene a special expert panel of cardiovascular surgeons and cardiologists on June 23, 2005 to review and potentially approve the groundbreaking technologies and clinical trial data behind the AbioCor.  We cannot assure that the FDA or any other regulatory authority will act quickly or favorably on our requests for this product approval, or that the FDA or any other regulatory authority will not require us to provide additional data that we do not currently anticipate in order to obtain product approvals.  If we are successful in obtaining FDA approval for the AbioCor based on a phased approach that begins with an HDE, the initial approval is likely to include conditions or limitations to particular indications that would limit the available market for these products. If we are not able to obtain regulatory approvals for use of the AbioCor or our other products under development, or if the patient populations for which they are approved are not sufficiently broad, the commercial success of these products could be limited.

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

The cost of developing and manufacturing the AbioCor, AbioCor II and other planned new products acquired in connection with our acquisition of Impella CardioSystems, AG, is substantial for a company of our size and might exert a strain on our available resources.

While our total research and development expenditures have decreased, spending on our AbioCor, AbioCor II and other products under development or acquired in connection with our acquisition of Impella CardioSystems, AG will remain significant for some time.  We expect that we will also need to make significant expenditures to begin to manufacture and market the AbioCor and our other planned new products in commercial quantities for sale in the U.S. and other countries, if and when we obtain regulatory approval. We cannot be sure that our estimates of capital expenditures for the development of our new products will be accurate. We could have significant cost overruns, which could reduce our ability to commercialize our products. Any delay or inability to commercialize our products under development could adversely affect our business prospects and results of operations.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

While we do not invest for speculative purposes, we are exposed to market risk related to changes in interest rates. Our guidelines allow for an investment portfolio consisting mainly of U.S. Treasury notes, federal agency obligations, state and municipal bonds, and corporate bonds with maturities of two years or less and ratings of at least AA by Moody’s or Standard & Poor’s. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2005, we believe the decline in fair market value of our investment portfolio would be immaterial.  We believe, however, that we have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected by a change in market interest rates on our securities portfolio.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Supplementary Data are provided under Part IV, Item 15, in this Report.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Acting Chief Financial Officer (the principal accounting officer), and all members of the senior management team held a Disclosure Committee meeting on May 18, 2005 and after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) have concluded that, based on such evaluation as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company, including our consolidated subsidiaries, was made known to them by others within those entities.

Evaluation of Changes in Internal Control over Financial Reporting

During the fourth quarter of our fiscal year ended March 31, 2005, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2005.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, and the risk of fraud.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.  Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is hereby incorporated by reference to the information under the heading "Executive Officers and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

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

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Information required by this Item 14 is hereby incorporated by reference to the information under the heading “Principal Accountant Fees and Services” in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

FINANCIAL STATEMENT SCHEDULES

(1)   Unaudited Quarterly Results of Operations, as previously reported for each of the fiscal quarters in the fiscal years ending March 31, 2005 and 2004.  Except for the schedule of unaudited Quarterly Results of Operations, other schedules are not provided because the required information is given in the financial statements or notes thereto.

(2)   The financial statements from our Annual Report for our fiscal year ending March 31, 2005 are attached hereto.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2004 and 2005
Consolidated Statements of Operations for the Fiscal Years Ended March 31, 2003, 2004 and 2005
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended March 31, 2003, 2004 and 2005
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2003, 2004 and 2005
Notes to Consolidated Financial Statements

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

(10.1)	Form of Indemnification Agreement for Directors and Officers - filed as Exhibit 10.13 to the 1987 Registration Statement.*

(10.2)	1992 Combination Stock Option Plan, as amended - filed as Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 30, 1997 (the “September 1997 10-Q”).* **

(10.3)	1988 Employee Stock Purchase Plan, as amended - filed as Exhibit 10.11 to our Form 10-Q for the quarter ended December 31, 2004.* **

(10.4)	1989 Non-Qualified Stock Option Plan for Non-Employee Directors - filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 30, 1995.* **

(10.5)	Facility Lease dated January 8, 1999 for the premises at 22 Cherry Hill Drive - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended December 31, 1998.*

(10.6)	1998 Equity Incentive Plan - filed as Exhibit 10 to our Form 10-Q/A for the fiscal quarter ended September 30, 1998.* **

(10.7)	Form of Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.8)	Schedule related to Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.9)	2000 Stock Incentive Plan Agreement, as amended - filed as Attachment A to our 2003 Proxy Statement. * **

(10.10)	Employment Agreement of Michael R. Minogue dated April 5, 2004 - filed as Exhibit 10.10 to our Form 10-Q for the quarter ended June 30, 2004.* **

(10.11)	Inducement stock option granted to Michael R. Minogue dated April 5, 2004 - as filed as Exhibit 10.10 to our Form 10-Q for the quarter ended June 30, 2004. * **

(10.12)	Share Purchase Agreement for acquisition of Impella CardioSystems, AG, dated April 26, 2005 - as filed as Exhibit 2.1 to our Form 8-K filed on May 16, 2005.*

(10.13)	Registration Rights and Stock Restriction Agreement between ABIOMED, Inc. and Stockholders of Impella CardioSystems, AG - as filed as Exhibit 10.1 to our Form 8-K filed on May 16, 2005*

(11.1)	Statement regarding computation of Per Share Earnings - see Note 1(j), Notes to Consolidated Financial Statements.

(21.1)	Subsidiaries of the Registrant.

(23.1)	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

(31.1)	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer

(31.2)	Rule 13a – 14(a)/15d – 14(a) certification of principal accounting officer

(32.21	Section 1350 certification

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

ABIOMED, Inc.

Dated: June 14, 2005	By:	/s/ Charles B. Haaser
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

SIGNATURE	TITLE	DATE

/s/ Michael R. Minogue	Chief Executive Officer	June 14, 2005
Michael R. Minogue	President and Director
(Principal Executive Officer)

/s/ Charles B. Haaser	Acting Chief Financial Officer	June 14, 2005
Charles B. Haaser	and Controller (Principal Financial and Accounting Officer)

/s/ W. Gerald Austen	Director	June 14, 2005
W. Gerald Austen

/s/ Paul B. Fireman	Director	June 14, 2005
Paul B. Fireman

/s/ David Gottlieb	Director	June 14, 2005
David Gottlieb

/s/ John F. O’Brien	Director	June 14, 2005
John F. O’Brien

/s/ Desmond H. O’Connell, Jr.	Director	June 14, 2005
Desmond H. O’Connell, Jr.

/s/ Dorothy E. Puhy	Director	June 14, 2005
Dorothy E. Puhy

/s/ Henri A. Termeer	Director	June 14, 2005
Henri A. Termeer

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2004 AND 2005

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of ABIOMED, Inc.:

We have completed an integrated audit of ABIOMED, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of ABIOMED, Inc. and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
June 14, 2005

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,835	$7,618
Short-term marketable securities	20,432	33,887
Accounts receivable, net of allowance for doubtful accounts of approximately $131 and $64 at March 31, 2004 and 2005, respectively	5,972	8,635
Inventories	2,695	3,877
Prepaid expenses and other current assets	987	1,207
Total current assets	36,921	55,224

LONG-TERM INVESTMENTS (NOTE 2)	18,216	2,112

PROPERTY AND EQUIPMENT, AT COST:
Machinery and equipment	9,549	9,965
Furniture and fixtures	1,190	1,291
Leasehold improvements	2,236	2,415
	12,975	13,671
Less—Accumulated depreciation and amortization	9,774	10,867
	3,201	2,804

INTELLECTUAL PROPERTY AND OTHER ASSETS, NET	823	921

TOTAL ASSETS	$59,161	$61,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,368	$1,132
Accrued expenses	3,267	3,623
Deferred revenue	190	127

Total current liabilities	4,825	4,882

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Class B Preferred Stock, $.01 par value–Authorized—1,000,000 shares; Issued and outstanding—No shares	—	—
Common Stock, $.01 par value–Authorized—100,000,000 shares; Issued and outstanding—21,386,919 shares and 22,079,311 shares at March 31, 2004 and 2005, respectively	214	221
Additional paid-in capital	165,696	170,095
Deferred stock-based compensation	(57)	(278)
Accumulated deficit	(111,517)	(113,859)

Total stockholders’ equity	54,336	56,179

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,161	$61,061

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

	Years Ended March 31,
	2003	2004	2005

REVENUES:
Products	$23,127	$25,070	$37,945
Funded research and development	183	669	271
	23,310	25,739	38,216

COSTS AND EXPENSES:
Cost of product revenues	7,501	7,591	9,366
Research and development (Note 8)	20,552	14,299	13,497
Selling, general and administrative	14,748	14,101	18,606
	42,801	35,991	41,469

LOSS FROM OPERATIONS	(19,491)	(10,252)	(3,253)

OTHER INCOME, NET
Investment income	1,147	634	801
Foreign exchange gain	155	156	91
Other	18	16	19
	1,320	806	911

NET LOSS	$(18,171)	$(9,446)	$(2,342)

BASIC AND DILUTED NET LOSS PER SHARE:	$(0.87)	$(0.45)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING:	20,993,598	21,153,014	21,844,759

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Accumulated	Deferred		Total
	Number of Shares	Par Value	Paid-in Capital	Stock-based Compensation	Accumulated Deficit	Stockholders’ Equity
Balance, March 31, 2002	20,950,933	$210	$163,558	$—	$(83,900)	$79,868
Stock options exercised	25,250	—	139	—	—	139
Stock issued under employee stock purchase plan	66,331	—	194	—	—	194
Stock issued to directors	5,404	—	60	—	—	60
Net loss	—	—	—	—	(18,171)	(18,171)

Balance, March 31, 2003	21,047,918	210	163,951	—	(102,071)	62,090
Stock options exercised	295,272	3	1,452	—	—	1,455
Stock issued under employee stock purchase plan	28,837	1	133	—	—	134
Stock issued to directors	14,892	—	88	—	—	88
Deferred compensation related to employee stock option grants	—	—	72	(72)	—	—
Amortization of deferred compensation	—	—	—	15	—	15
Net loss	—	—	—	—	(9,446)	(9,446)

Balance, March 31, 2004	21,386,919	214	165,696	(57)	(111,517)	54,336
Stock options exercised	665,437	7	3,919	—	—	3,926
Stock issued under employee stock purchase plan	21,287	—	161	—	—	161
Stock issued to directors	5,668	—	60	—	—	60
Deferred compensation related to employee stock option grants	—	—	259	(259)	—	—
Amortization of deferred compensation	—	—	—	38	—	38
Net loss	—	—	—	—	(2,342)	(2,342)

Balance, March 31, 2005	22,079,311	$221	$170,095	$(278)	$(113,859)	$56,179

The accompanying notes are an integral part of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended March 31,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,171)	$(9,446)	$(2,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,704	1,388	1,240
Bad debt expense (recovery)	183	35	(67)
Loss on abandonment of patents	235	55	49
Stock-based compensation	60	103	98
Changes in assets and liabilities:
Accounts receivable	1,649	(587)	(2,563)
Inventories	1,377	198	(1,166)
Prepaid expenses, other current assets and other assets	(393)	(347)	(465)
Accounts payable	(576)	314	(238)
Accrued expenses	(754)	(887)	355
Deferred revenue	(1,498)	(864)	(65)
Net cash used in operating activities	(16,184)	(10,038)	(5,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of short and long-term securities	30,425	10,197	42,169
Purchases of short and long-term securities	(14,648)	(38,968)	(39,520)
Proceeds from disposal of equipment	26	12	—
Additions to patents	(153)	(41)	(36)
Purchases of property and equipment	(840)	(429)	(697)
Net cash provided by (used in) investing activities	14,810	(29,229)	1,916

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock issued under employee stock purchase plan	333	1,589	4,087
Repayments of long-term debt and capital lease obligations	(54)	—	—
Net cash provided by financing activities	279	1,589	4,087

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,095)	(37,678)	839

EFFECT OF EXCHANGE ON CASH	—	(59)	(56)

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT BEGINNING OF YEAR	45,667	44,572	6,835

CASH AND CASH EQUIVALENTS, EXCLUDING MARKETABLE SECURITIES, AT END OF YEAR	$44,572	$6,835	$7,618

SUPPLEMENTAL DISCLOSURES:
Interest paid	$2	$—	$—
Income taxes paid, net of refunds	$69	$33	$82

The accompanying notes are an integral part of these consolidated financial statements

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(1)                      SUMMARY OF OPERATIONS

ABIOMED, Inc. and subsidiaries (the Company) is engaged primarily in the development, manufacture and marketing of medical products designed to safely and effectively assist, recover or replace the pumping function of the failing heart. The Company is currently seeking approval from the U.S. Food and Drug Administration (FDA) under a Humanitarian Device Exemption (HDE) for its AbioCor battery-powered totally implantable artificial heart for patients who would otherwise die from heart failure.  The FDA has scheduled an expert panel of cardiovascular surgeons and cardiologists to meet on June 23, 2005 to review and potentially approve the Company’s HDE submission.  The Company currently markets and sells circulatory assist devices for the temporary support of patients with reversible heart failure.

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

(b)                   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimated or assumed.  The more significant estimates reflected in these financial statements include unit pricing of our BVS blood pumps sold under extended-term contracts, revenue recognition, collectibility of accounts receivable, inventory valuation, accrued warranty and other judgmental accrued expenses.

(c)                    Risks and Uncertainties

The Company is subject to risks common to companies in the cardiac assist, recovery and replacement industry, including, but not limited to, development by its competitors of new technological innovations, uncertainty of unproven markets, the high cost of new product development, dependence on key personnel, protection of proprietary technology and compliance with regulations of the U.S. Food and Drug Administration and similar foreign regulatory authorities and agencies.

(d)                   Revenue Recognition from Product Sales and Accounts Receivable

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

We derive our revenues primarily from the sale of our AB5000 and BVS 5000 circulatory assist products, including maintenance service agreements.  To a lesser extent, we also recordrevenue from funded research and development contracts and grants from government and other third party sources.  The majority of our BVS and AB5000 product revenues are derived from our shipment of products to fulfill customer orders for a specified number of consoles and blood pumps for a specified price. We recognize revenues and record costs related to such sales upon product shipment.

During the three years ending March 31, 2005 a declining percentage of our BVS product revenue was derived from extended-term contracts with certain of our customers.  These contracts, the last of which ended in due course this past fiscal year, provided customers with units of our BVS product under contracts terms of one to three years.  The Company received a fixed, non-refundable amount of money for providing these customers with BVS blood pumps during the term of the contract to replace those used to support patients.  In addition to SAB 104, we followed the guidance of EITF 00-21, Revenue Arrangements with Multiple Deliverables, in our calculation and recognition of the relative sales value for each element of these extended-term contracts.  In so doing, we recognized revenue and recorded cost of product revenues ratably over the term of the contract using an estimated per unit selling price based upon actual shipments of pumps to customers compared to the maximum number of additional pumps allowable under the contract.  When a maximum number of pumps was not specified in the sales contract, we compared actual shipments to our estimate of additional pumps that might be required by the customer. In the majority of contracts that contained contractual limits on the number of pumps, customers did not use the maximum number of allowable pumps and, as a result, we recognized the remaining deferred revenue at the end of the contract term with no associated incremental cost. Revenue recognized from extended-term contracts approximated $4,100,000, $1,000,000 and $100,000 for the fiscal years ending March 31, 2003, 2004 and 2005, respectively.

Maintenance service revenues are less than 5% of total revenues and are recognized ratably over the term of the service contracts based upon the elapsed term of the service contract.

International sales represented 6%, 8% and 8% of product revenues for the fiscal years ended March 31, 2003, 2004 and 2005, respectively. No single customer accounted for greater than 10% of product revenues or accounts receivable during fiscal 2003, 2004 or 2005.

(e)                    Allowance for Doubtful Accounts

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

(f)                       Funded Research and Development Revenues

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

(g)                   Warranties

The Company routinely accrues for estimated future warranty costs on its product sales at the time of sale.  The AB5000 and BVS products are subject to rigorous regulation and quality standards.  While the Company engages in extensive product quality programs and processes, including monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates.  Operating results could be adversely effected if the actual cost of product failures exceeds the estimated warranty provision.  Warranty costs are included in costs of sales within the consolidated statements of operations. The Company estimated its current obligation for warranties at $231,000 as of March 31, 2005.

The following table summarizes the activities in the warranty accrual for the two years ended March 31, 2005 (in thousands),

	2004	2005

Balance at the beginning of the year	$170	$245
Accrual for warranties issued during the year	114	113
Accrual related to pre-existing warranties	197	85
Warranty expense incurred for the year	(236)	(212)
Balance at the end of the year	$245	$231

(h)                   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31,
	2004	2005

Raw materials	$690	$1,016
Work-in-process	450	871
Finished goods	1,555	1,990
	$2,695	$3,877

All of the Company’s inventories on the balance sheet relate to the AB5000 and BVS temporary cardiac assist product line. Because the AbioCor replacement heart is not yet available for commercial sale, inventories do not currently include any costs associated with AbioCor manufactured systems or component parts.  Finished goods and work-in-process inventories consist of direct material, labor and overhead.

The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory believed to be impaired.  If actual demand or market conditions are less favorable than projected demand, additional inventory write-downs may be required that could adversely impact financial results for the period in which the additional excess or obsolete inventory is identified.  The inventory balances at March 31, 2004 and March 31, 2005 are net of accumulated impairment write-downs of $1,119,000 and $887,000, respectively.

(i)                      Property and Equipment

Property and equipment is recorded at cost.  Expenditures for maintenance and repairs are charged to expense while the cost of significant improvements is capitalized.  The Company provides for depreciation and amortization on property and equipment by charges to operations in amounts that allocate the cost of depreciable assets over their estimated useful lives on a straight-line basis as follows:

Classification	Estimated Useful Life

Machinery and equipment	3- 5 Years
Furniture and fixtures	5-10 Years
Leasehold improvements	Shorter of life of lease or life of asset

Depreciation and amortization expense related to property and equipment was $1,513,000, $1,230,000 and $1,093,000 for the fiscal years ended March 31, 2003, 2004 and 2005, respectively.

(j)                       Intellectual Property

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

(k)                   Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the fiscal year. Diluted net loss per share is computed by dividing net loss by the weighted-average number of dilutive common shares outstanding during the fiscal year. Dilutive shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) common stock from outstanding stock options and warrants based on the treasury stock method. In fiscal years when net income is reported, the calculation of diluted net income per share typically results in lower earnings per share than is calculated using the basic method.  In fiscal years when a net loss is reported, such as the fiscal years ended March 31, 2003, 2004 and 2005, these potential shares from stock options and warrants are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced.  Therefore, in fiscal years when a loss is reported the calculation of basic and dilutive loss per share results in the same value.

The calculation of diluted weighted-average shares outstanding for the fiscal years ended March 31, 2003, 2004 and 2005 excludes potential stock from unexercised stock options that have a purchase price below the average market price as shown below.

Year Ended March 31,	Potential Dilutive Shares from Exercise of Common Stock Options

2003	58,343
2004	222,593
2005	980,147

The calculation of diluted weighted average shares outstanding excludes unissued shares of Common Stock associated with outstanding stock options that have exercise prices greater than the average market price.  For the fiscal years ending March 31, 2003, 2004 and 2005, the weighted average number of these potential shares totaled 2,463,715, 1,908,347 and 825,014 shares, respectively.  The calculation of diluted weighted average shares outstanding for these fiscal years also excludes warrants to purchase 400,000 share of common stock issued in connection with the acquisition of intellectual property (see Note 4).

On May 10, 2005, the Company acquired all of the outstanding capital stock of Impella CardioSystems AG (“Impella”), a privately held company located in Aachen, Germany, in exchange for approximately $1,600,000 in cash and 4,029,004 shares of ABIOMED common stock.  The agreement also provides for a contingent payments in cash, ABIOMED stock, or a combination of both, based on the Company’s future stock price performance and additional milestone payments related to FDA approvals and unit sales of Impella products.  The issuance of the stock will have a material effect on future reported loss or earnings per share (see Note 11).

(l)                      Cash and Cash Equivalents

The Company classifies any marketable security with a maturity date of 90 days or less at the time of purchase as a cash equivalent.

(m)                   Restricted Cash

At March 31, 2004 and March 31, 2005, the Company had restricted cash of approximately $58,000 and $97,000, respectively, which is included in intellectual property and other assets, net.  This cash represents security deposits held in the Company’s European bank for the primary office facility and certain auto leases of ABIOMED B.V.

(n)                   Marketable Securities and Long-term Investments

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

The amortized cost, including interest receivable, and market value of short-term marketable securities were approximately $20,432,000 and $20,433,000 at March 31, 2004, and $33,887,000 and $33,773,000 at March 31, 2005, respectively.

The amortized costs, including interest receivable, and market value of the long-term investments were approximately $18,216,000 and $18,290,000 at March 31, 2004, and $2,112,000 and $2,093,000 at March 31, 2005, respectively

At March 31, 2005 the investment portfolio consisted primarily of government securities and corporate bonds with maturities of two years or less.

(o)                   Disclosures about Fair Value of Financial Instruments

As of March 31, 2004 and 2005, the Company’s financial instruments were comprised of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, the carrying amounts of which approximated fair market value because of their short maturity.

(p)                   Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Other than the reported net loss, there were no components of comprehensive income or loss which require disclosure for the years ended March 31, 2003, 2004 and 2005.

(q)                   Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment—the research, development and sale of medical devices to assist, recover or replace the pumping function of the failing heart.

(r)                     Impairment of Long-Lived Assets

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

(s)                     Accounting for Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation, for its plans. The Company has elected to follow the disclosure-only alternative requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of Common Stock at the date of grant.

(s)                     Accounting for Stock-Based Compensation (continued)

If compensation cost for the Company’s fiscal 2003, 2004 and 2005 grants issued under stock-based compensation plans, including costs related to prior years grants had been determined based on SFAS 123, the Company’s pro forma net loss and pro forma loss per share for the years ended March 31, would have been as follows (in thousands, except per share data):

	2003	2004	2005

Net loss, as reported	$(18,171)	$(9,446)	$(2,342)
Add: Stock based employee compensation included in reported net loss	60	103	98
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,919)	(1,690)	(2,869)

Pro forma net loss	$(20,030)	$(11,033)	$(5,113)

Basic and diluted loss per share
As reported	$(0.87)	$(0.45)	$(0.11)
Pro forma	$(0.95)	$(0.52)	$(0.23)

The fair value per share of the options granted during fiscal 2003, 2004 and 2005 was computed as $1.69, $1.53 and $3.94, per share, respectively, and was calculated using the Black-Scholes option-pricing model with the following assumptions.

	2003	2004	2005

Risk-free interest rate	2.92%	2.56%	3.87%
Expected dividend yield	—	—	—
Expected option term in years	5.0 years	5.3 years	7.5 years
Assumed stock price volatility	85%	86%	84%

In addition to compensation expense related to stock option grants, the pro forma compensation expense shown in the table above includes compensation expense related to stock issued under the Company’s Employee Stock Purchase Plan of approximately $44,000, $19,000 and $28,000 for fiscal 2003, 2004 and 2005, respectively.

This pro forma compensation expense may not be representative of the amount to be expected in future years as pro forma compensation expense may vary based upon the number of options granted and shares purchased.  The pro forma tax effect of the employee compensation expense has not been considered due to the Company’s reported net losses.

(t)                      Translation of Foreign Currencies

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

(u)                   Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs (FAS 151), which adopts wording from the International Accounting Standards Board’s (IASB) Standard No. 2, Inventories, in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in the first quarter of fiscal year 2007. Adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

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

In December 2004 the FASB issued a revised Statement of Financial Accounting Standard (SFAS) No. 123, Share-Based Payment (FAS 123(R)).  FAS 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  In April 2005, the SEC announced the adoption of a new rule that amends the effective date for SFAS 123(R). The requirements of SFAS 123(R) are effective for annual fiscal periods beginning after June 15, 2005.  Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company’s stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock.  The original FAS 123 requires footnote disclosure only of pro forma net income as if a fair-value-based method had been used.  The adoption of FAS 123(R) is expected to have a material impact on the Company’s consolidated financial statements, although management is still evaluating the impact.

(v)                    Reclassification

Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

(3)                      INTELLECTUAL PROPERTY AND OTHER ASSETS

Intellectual property and other assets includes costs related to the Company’s awarded and pending patents. The Company is amortizing the cost of these patents on a straight-line basis over seven years, the estimated useful lives of the patents. The unamortized cost of these patents approximated $569,000 and $418,000 as of March 31, 2004 and 2005, respectively.  Amortization expense for patents totaled $191,000, $158,000 and $138,000 for the years ending March 31, 2003, 2004 and 2005 respectively.  Expense for abandonment of certain patents totaled $235,000, $55,000 and $49,000 for the years ended March 31, 2003, 2004 and 2005.

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

In September 2000, the Company issued common stock and warrants to acquire the exclusive rights to the Penn State Heart together with complete ownership of a company incorporated to commercialize the Penn State Heart called BeneCor Heart Systems, Inc. The terms of this transaction consisted of payment of 110,000 shares of the Company’s common stock, plus the issuance of warrants to purchase up to 400,000 additional shares of the Company’s common stock at an exercise price of $0.01 per share.  Exercise of the warrants is contingent on the achievement of certain clinical and regulatory milestones with the Penn State Heart by specified dates, the last of which is September 30, 2007.  Warrants not vested and exercised by September 30, 2007 expire. The value of the common stock and warrants issued in connection with the transaction are included in stockholders’ equity at values of $3,145,000 and $3,145,000, respectively, representing the fair value of the stock and warrants based on the closing market price for the Company’s stock on the closing date for this transaction.  These amounts were fully expensed as in-process research and development on the date of acquisition because the technology had no future alternate use. As of March 31, 2005, 400,000 warrants were outstanding and none were exercisable.

On May 10, 2005, the Company acquired all of the outstanding capital stock of Impella CardioSystems AG, a privately held company located in Aachen, Germany, in exchange for approximately $1,600,000 in cash and 4,029,004 shares of ABIOMED common stock, of which 210,000 shares are to be held in escrow for potential claims for indemnification by the Company pursuant to the terms of the purchase agreement. The agreement also provides for contingent payments in cash, ABIOMED stock, or a combination of both, based on the Company’s future stock price performance and additional milestone payments related to FDA approvals and unit sales of Impella products (see Note 11).

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

At March 31, 2005, the Company had federal and state NOL carryforwards of approximately  $74,800,000 and $34,600,000, which begin to expire in 2006.  Additionally, at March 31, 2005, the Company had federal and state research and experimentation credit carryforwards of approximately $5,100,000 and $3,300,000, respectively, which begin to expire in 2006.  Based upon the Internal Revenue Code, certain changes in company ownership may subject these carryforwards to an annual limitation.

The components of the Company’s net deferred taxes were as follows at March 31 (in thousands):

	2004	2005
Assets
NOL carryforwards and tax credit carryforwards	$30,136	$35,873
Capitalized research and development	16,340	13,925
Nondeductible reserves	99	380
Nondeductible accruals	680	671
Deferred revenue	58	44
Depreciation	1,063	477
Other, net	1,118	872

	49,494	52,242
Valuation allowance	(49,494)	(52,242)
Net deferred taxes	$—	$—

The effective tax rate of zero differs from the statutory rate of 34% primarily due to the inability of the Company to recognize deferred tax assets as a result of its net operating loss position and the requirement that the Company pay income taxes in states where net operating losses may not be utilized.  Of the total valuation allowance, approximately $5,100,000 relates to stock option compensation deductions.  The tax benefit associated with the stock option compensation deductions will be credited to equity when realized.

In October 2004, the President signed into law the American Jobs Creation Act (the “Act”).  The Act allows for a federal income tax deduction for a percentage of income earned from certain domestic production activities.  The Company’s domestic, or U.S., production activities, will qualify for the deduction.  Based on the effective date of the Act, the Company will be eligible for this deduction in the first quarter of fiscal 2006.  Additionally, on December 21, 2004, the FASB issued FASB Staff Position 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1).  FSP 109-1, which was effective upon issuance, states the deduction under this provision of the Act should be accounted for as a special deduction in accordance with SFAS 109.  The Company has not yet quantified the benefit, if any, that will be realized from this provision of the Act.

(6)                      COMMITMENTS AND CONTINGENCIES

The Company applies the disclosure provisions of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 (FIN No. 45) to its agreements that contain guarantee or indemnification clauses.  These disclosure provisions expand those required by SFAS No. 5 Accounting for Contingencies, by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote.  The following is a description of arrangements in which the Company is a guarantor.

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

Patent indemnifications – In many sales transactions, the Company indemnifies customers against possible claims of patent infringement caused by the Company’s products.  The indemnifications contained within sales contracts usually do not include limits on the claims. The Company has never incurred any material costs to defend lawsuits or settle patent infringement claims related to sales transactions.  Under the provisions of FIN No. 45, intellectual property indemnifications require disclosure only.

As of March 31, 2005, the Company had entered into leases for its facilities, including its primary operating facility in Danvers, Massachusetts, with terms through fiscal 2010.  The Danvers lease may be extended, at the Company’s option, for two successive additional periods of five years each with monthly rent charges to be determined based on then current fair rental values.  Total rent expense under these leases, included in the accompanying consolidated statements of operations, was approximately $823,000, $821,000 and $824,000 for the fiscal years ended March 31, 2003, 2004 and 2005, respectively.

During the fiscal year ended March 31, 2000, the Company entered into 36-month operating leases totaling approximately $644,000 for the lease of office furniture.  These leases ended in fiscal year 2003 and at the Company’s option the furniture was purchased.  Rental expense recorded for these leases during the fiscal year ended March 31, 2003 was approximately $127,000.

During fiscal 2000, the Company entered into a 36-month capital lease for computer equipment and software for approximately $221,000.  This lease ended in fiscal year 2003 and at the Company’s option these assets were purchased.

Future minimum lease payments under all non-cancelable operating leases as of March 31, 2005 are approximately as follows (in thousands):

Year ending March 31,	Operating Leases
2006	776
2007	769
2008	772
2009	772
2010	708

Total future minimum lease payments	$3,797

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

(7)                      STOCK OPTION AND PURCHASE PLANS

With the exception of 10,140 outstanding options that were granted to certain employees during our fiscal year ended March 31, 2004, with an exercise price of $0.01 per share, all outstanding stock options of the Company as of March 31, 2005 were granted with an exercise price equal to the fair market value on the date of grant.  On March 1, 2005 we issued a restricted stock grant of 24,000 shares to an officer of the Company. For the stock awards granted below fair market value and the restricted stock grant, compensation expense is recognized ratably over the vesting period in accordance with SFAS 123.  Outstanding stock options, if not exercised, expire 10 years from the date of grant.

The 1992 Combination Stock Option Plan (the “Combination Plan”), as amended, was adopted in September 1992 as a combination and restatement of the Company’s then outstanding Incentive Stock Option Plan and Nonqualified Plan. A total of 2,670,859 options were awarded from the Combination Plan during its ten-year term that ended on May 1, 2002.  As of March 31, 2005, 345,346 of these options remain outstanding, fully vested and eligible for future exercise.

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

The following table summarizes stock option activity under all of the Company’s stock option plans:

	Number of Options	Exercise Price	Weighted Avg. Exercise Price Per Share

Outstanding, March 31, 2002	2,810,637	$ 2.81 – $36.53	$10.09
Granted	756,000	$ 4.81 – $11.25	6.89
Exercised	(25,250)	$ 5.50 – $ 5.63	5.50
Canceled	(441,095)	$ 4.75 – $36.53	10.06

Outstanding, March 31, 2003	3,100,292	$ 2.81 – $36.53	9.35
Granted	547,054	$ 0.01 – $ 8.99	5.30
Exercised	(295,272)	$ 3.13 – $ 8.19	4.98
Canceled	(275,235)	$ 0.01 – $34.06	9.47

Outstanding, March 31, 2004	3,076,839	$ 0.01 – $36.53	9.05
Granted	1,487,400	$ 8.72 – $15.42	$10.34
Exercised	(665,437)	$ 0.01 – $13.19	$5.90
Canceled	(281,296)	$ 0.01 – $27.13	9.63

Outstanding, March 31, 2005	3,617,506	$ 0.01 – $36.53	$10.11

Exercisable, March 31, 2005	1,423,805	$ 0.01 – $36.53	$10.99
Exercisable, March 31, 2004	1,627,765	$ 2.81 – $36.53	$8.94
Exercisable, March 31, 2003	1,594,167	$ 2.81 – $36.53	$7.26

Shares available for future issuance, March 31, 2005	909,657

The following table summarizes certain data for options outstanding and exercisable under all plans at March 31, 2005.

	Options Outstanding
		Weighted		Options Exercisable
Range of Exercise Prices	Outstanding As of March 31, 2005	Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Exercisable As of March 31, 2005	Weighted Avg. Exercise Price
$ 0.01 – $ 3.65	10,140	8.2	$0.01	2,534	$0.01
$ 3.66 – $ 7.31	1,479,586	5.1	6.29	848,861	6.40
$ 7.32 – $10.96	1,140,350	9.3	9.66	6,050	7.47
$10.97 – $14.61	290,000	9.0	12.20	11,250	13.19
$14.62 – $18.27	407,100	5.3	15.56	347,100	15.63
$18.28 – $21.92	143,580	6.0	18.71	107,660	18.77
$21.93 – $25.57	116,000	5.2	24.11	69,600	24.11
$25.58 – $29.22	21,000	5.5	27.16	21,000	27.16
$29.23 – $32.88	5,000	5.5	30.00	5,000	30.00
$32.89 – $36.53	4,750	5.5	36.06	4,750	36.06
Total	3,617,506	6.8	$10.11	1,423,805	$10.99

The Company has an Employee Stock Purchase Plan (the Purchase Plan), as amended.  Under the Purchase Plan, eligible employees (including officers and directors) who have completed three months of employment with the Company or its subsidiaries who elect to participate in the Purchase Plan instruct the Company to withhold a specified amount from each payroll period during a six-month payment period (the periods April 1 - September 30 and October 1 - March 31).  On the last business day of each payment period, the amount withheld is used to purchase common stock at an exercise price equal to 85% of the lower of its market price on the first business day or the last business day of the payment period.  Up to 500,000 shares of common stock may be issued under the Purchase Plan, of which 284,063 shares are available for future issuance as of March 31, 2005.  During the fiscal years ended March 31, 2003, 2004 and 2005, 66,331, 28,837 and 21,287 shares of common stock, respectively, were sold pursuant to the Purchase Plan.

(8)                      RESEARCH AND DEVELOPMENT

Research and development is a significant portion of the Company’s operations. The Company’s research and development efforts are focused on the development of new products related to cardiac assist, recovery and heart replacement, including the continued enhancement of the AB5000 and BVS products and related technologies.  Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing new products and significant enhancements to existing products, including amortized costs of purchased technology. Costs associated with government-funded contracts and grants are recorded in the accompanying consolidated statements of operations as part of research and development expenses as shown in the table below.

The Company, at its sole discretion, may elect to further develop government-funded technologies or products by spending resources outside or above the contract limits. In fiscal 2003, 2004 and 2005, the majority of the Company’s research and development expenditures were directed towards the development of the AbioCor Implantable Replacement Heart, the first generation of which has been submitted to the FDA for approval under a Humanitarian Device Exemption.  Future costs for such development cannot be definitively estimated at this time and are likely to be highly variable based upon a number of factors, including clinical results and regulatory requirements.

Research and development costs consist of the following amounts (in thousands):

	Year Ended March 31,
	2003	2004	2005

Internally funded	$20,259	$13,877	$13,218
Incurred under government contracts and grants	293	422	279

Total research and development	$20,552	$14,299	$13,497

(9)                      EMPLOYEE DEFERRED COMPENSATION PROFIT-SHARING PLAN AND TRUST

The Company has an employee deferred compensation profit-sharing plan (the 401(k) Plan) that covers all employees who are at least 20 years of age.  Amounts paid by the Company to match a portion of employees’ contributions and discretionary amounts determined by the Company’s Board of Directors totaled approximately $273,000, $241,000 and $240,000 for the fiscal years ended March 31, 2003, 2004 and 2005, respectively.

(10)                ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,
	2004	2005

Salaries and benefits	$2,248	$2,041
Warranty	245	231
Professional fees	368	1,057
Other	406	294
	$3,267	$3,623

(11)                SUBSEQUENT EVENTS – ACQUISITION OF IMPELLA CARDIOSYSTEMS AG

On May 10, 2005, the Company acquired all of the outstanding capital stock of Impella CardioSystems AG (“Impella”), a privately held company located in Aachen, Germany.  Accordingly, the operating results of Impella from May 10, 2005 will be included in the Company’s results beginning with the first quarter of fiscal 2006.  Impella manufactures and sells small, minimally invasive, high performance micro blood pumps with integrated motors and sensors for use in interventional cardiology and heart surgery.  ABIOMED acquired Impella in exchange for approximately $1.6 million in cash and 4,029,004 shares of ABIOMED common stock, of which 210,000 shares are to be held in escrow for potential claims for indemnification by the Company pursuant to the terms of the purchase agreement. The 4,029,004 shares of ABIOMED common stock have a fair value of $42.2 million.  Accordingly, the purchase price (before contingent payments) will be $45.3 million, inclusive of approximately $1.5 million of acquisition costs.  The agreement provides that ABIOMED may make additional contingent payments to Impella’s former shareholders based on the Company’s future stock price performance and additional milestone payments related to FDA approvals and unit sales of Impella products.  These contingent payments range from zero dollars to approximately $29 million and will be made in a combination of cash or stock, if at all.  The Company has not yet determined the preliminary purchase price allocation due to the recent nature of the acquisition.  However, management believes that more than half of the purchase price will be recorded to goodwill, and a write-off of in-process research and development will be recorded in the first quarter of fiscal 2006.  Also, significant amortization of intangible assets will impact fiscal 2006 and future results.

SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(in thousands except per share data)

The following is a summary of our unaudited quarterly results of operations for the fiscal years ending March 31, 2005 and 2004.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
Fiscal Year 2005
Total revenues	$7,441	$10,437	$9,566	$10,772	$38,216
Cost of product revenues	1,757	2,429	2,457	2,723	9,366
Gross profit	5,609	7,947	7,094	7,929	28,579
Total expenses	8,225	7,740	7,633	8,505	32,103
Other income, net	162	191	323	235	911
Net loss	(2,379)	459	(201)	(221)	(2,342)
Basic earnings (loss) per share	$(0.11)	$0.02	$(0.01)	$(0.01)	$(0.11)
Diluted earnings (loss) per share	$(0.11)	$0.02	$(0.01)	$(0.01)	$(0.11)

Fiscal Year 2004
Total revenues	$5,100	$5,341	$6,683	$8,615	$25,739
Cost of product revenues	1,222	1,411	2,125	2,833	7,591
Gross profit	3,791	3,875	4,401	5,412	17,479
Total expenses	7,324	6,810	6,795	7,471	28,400
Other income, net	261	119	270	156	806
Net loss	(3,185)	(2,761)	(1,967)	(1,533)	(9,446)
Basic earnings (loss) per share	$(0.15)	$(0.13)	$(0.09)	$(0.08)	$(0.45)
Diluted earnings (loss) per share	$(0.15)	$(0.13)	$(0.09)	$(0.08)	$(0.45)