Form 10-K/A
period 2005-03-31
ABIOMED INC
filed 2005-06-17
CIK 815094

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

EXPLANATORY NOTE

We are filing this 10-K/A solely to update our disclosures set forth in the first paragraph on page 29 of this report.

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

In April 2004 David M. Lederman, Ph.D., ABIOMED’s founder, stepped down as President and Chief Executive Officer and was succeeded in those positions by Michael R. Minogue.  Subsequent to our fiscal year ending March 31, 2004, ABIOMED’s management team has been strengthened by a number of new appointments to fill existing vacancies and/or newly defined senior management functions.  We have incurred one-time costs associated with recruitment and/or relocation of Mr. Minogue and these new senior personnel, much of which were recorded in the Company’s fiscal year ending March 31, 2005.

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

(10.1)	Form of Indemnification Agreement for Directors and Officers - filed as Exhibit 10.13 to the 1987 Registration Statement.*

(10.2)	1992 Combination Stock Option Plan, as amended - filed as Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 30, 1997 (the “September 1997 10-Q”).* **

(10.3)	1988 Employee Stock Purchase Plan, as amended - filed as Exhibit 10.11 to our Form 10-Q for the quarter ended December 31, 2004.* **

(10.4)	1989 Non-Qualified Stock Option Plan for Non-Employee Directors - filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 30, 1995.* **

(10.5)	Facility Lease dated January 8, 1999 for the premises at 22 Cherry Hill Drive - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended December 31, 1998.*

(10.6)	1998 Equity Incentive Plan - filed as Exhibit 10 to our Form 10-Q/A for the fiscal quarter ended September 30, 1998.* **

(10.7)	Form of Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.8)	Schedule related to Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.9)	2000 Stock Incentive Plan Agreement, as amended - filed as Attachment A to our 2003 Proxy Statement. * **

(10.10)	Employment Agreement of Michael R. Minogue dated April 5, 2004 - filed as Exhibit 10.10 to our Form 10-Q for the quarter ended June 30, 2004.* **

(10.11)	Inducement stock option granted to Michael R. Minogue dated April 5, 2004 - as filed as Exhibit 10.10 to our Form 10-Q for the quarter ended June 30, 2004. * **

(10.12)	Share Purchase Agreement for acquisition of Impella CardioSystems, AG, dated April 26, 2005 - as filed as Exhibit 2.1 to our Form 8-K filed on May 16, 2005.*

(10.13)	Registration Rights and Stock Restriction Agreement between ABIOMED, Inc. and Stockholders of Impella CardioSystems, AG - as filed as Exhibit 10.1 to our Form 8-K filed on May 16, 2005*

(11.1)	Statement regarding computation of Per Share Earnings - see Note 1(j), Notes to Consolidated Financial Statements.

(21.1)	Subsidiaries of the Registrant.

(23.1)	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.†

(31.1)	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer†

(31.2)	Rule 13a – 14(a)/15d – 14(a) certification of principal accounting officer†

(32.21	Section 1350 certification†

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

ABIOMED, Inc.

Dated: June 17, 2005	By:	/s/ Charles B. Haaser
Charles B. Haaser
Acting Chief Financial Officer and Controller (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael R. Minogue	Chief Executive Officer	June 17, 2005
Michael R. Minogue	President and Director
(Principal Executive Officer)

/s/ Charles B. Haaser	Acting Chief Financial Officer	June 17, 2005
Charles B. Haaser	and Controller (Principal Financial and Accounting Officer)

*	Director	June 17, 2005
W. Gerald Austen

*	Director	June 17, 2005
Paul B. Fireman

*	Director	June 17, 2005
David Gottlieb

*	Director	June 17, 2005
John F. O’Brien

*	Director	June 17, 2005
Desmond H. O’Connell, Jr.

*	Director	June 17, 2005
Dorothy E. Puhy

*	Director	June 17, 2005
Henri A. Termeer

*	By:	/s/ Charles B. Haaser
Charles B. Haaser
Attorney-in-fact

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