Form 10-Q
period 2005-06-30
ABIOMED INC
filed 2005-08-09
CIK 815094

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 8, 2005, there were 26,204,765 shares outstanding of the registrant’s Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	June 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$6,788	$7,618
Short-term marketable securities (Note 8)	32,443	33,887
Accounts receivable, net of allowance for doubtful accounts of $260 at June 30, 2005 and $64 at March 31, 2005	7,113	8,635
Inventories (Note 6)	5,638	3,877
Prepaid expenses and other current assets	1,782	1,207
Total current assets	53,764	55,224

Long-term investments (Note 8)	—	2,112

Property and equipment, net of accumulated depreciation of $11,084 and $10,867 at June 30, 2005 and March 31, 2005, respectively	3,742	2,804
Intangible assets, net (Note 10)	9,129	418
Goodwill (Note 10)	18,911	—
Other assets	183	503
Total assets	$85,729	$61,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,230	$1,132
Accrued expenses	4,969	3,623
Deferred revenues	138	127
Total current liabilities	7,337	4,882

Commitments and contingencies (Note 15)

Stockholders’ equity:
Class B preferred stock, $.01 par value- Authorized- 1,000,000 shares Issued and outstanding-none	—	—
Common Stock, $.01 par value- Authorized- 100,000,000 shares Issued and outstanding- 26,200,715 shares at June 30, 2005 and 22,079,311 shares at March 31, 2005	262	221
Additional paid-in capital	213,148	170,095
Deferred stock-based compensation	(709)	(278)
Accumulated deficit	(132,367)	(113,859)
Accumulated other comprehensive loss (Note 13)	(1,942)	—
Total stockholders’ equity	78,392	56,179
Total liabilities and stockholders’ equity	$85,729	$61,061

The accompanying notes are an integral part
of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

(in thousands, except per share and share data)

	Three Months Ended
	June 30, 2005	June 30, 2004

Revenues:
Products	$8,400	$7,366
Funded research and development	23	75
	8,423	7,441

Costs and expenses:
Cost of product revenues	2,333	1,757
Research and development (Note 11)	4,206	3,308
Selling, general and administrative	7,312	4,917
Expensed in-process research and development (Note 12)	13,306	—
	27,157	9,982

Loss from operations	(18,734)	(2,541)

Other income, net
Investment income	264	164
Foreign exchange (loss) gain	(54)	(8)
Other	16	6
	226	162

Net loss	$(18,508)	$(2,379)

Basic and diluted net loss per share (Note 7):	$(0.77)	$(0.11)

Weighted average shares outstanding (Note 7):	24,134,413	21,570,806

The accompanying notes are an integral part
of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	Three Months Ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,508)	$(2,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	551	311
Bad debt expense (recovery)	193	(35)
Net loss on disposition of fixed assets	12	—
Loss on abandonment of patents	—	29
Stock-based compensation	35	4
Expensed in-process research and development	13,306	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	2,016	590
Inventories	(522)	(1,434)
Prepaid expenses, other current assets	(94)	(96)
Other long term assets	12	—
Accounts payable	497	(58)
Accrued expenses	(825)	248
Deferred revenue	12	79
Net cash used in operating activities	(3,315)	(2,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of short and long-term securities	11,286	9,484
Purchases of short and long-term securities	(7,731)	(9,767)
Additions to patents	(62)	(7)
Purchases of property and equipment	(696)	(189)
Business acquisition, net of cash acquired	(1,620)	—
Net cash provided by (used in) investing activities	1,177	(479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	429	2,583
Cash overdraft	829	—
Net cash provided by financing activities	1,258	2,583

NET DECREASE IN CASH	(880)	(637)

EFFECT OF EXCHANGE ON CASH	50	(33)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,618	6,893

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,788	$6,223

Supplemental Disclosures:
Common shares issued for business acquisition	$42,200	$—
Interest paid	$—	$—
Income taxes paid, net of refunds	$—	$46

The accompanying notes are an integral part
of these consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.              Basis of Preparation

The unaudited consolidated financial statements of ABIOMED, Inc. (the “Company”), presented herein have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest audited annual financial statements. These audited statements are contained in our Annual Report on Form 10-K for the year ended March 31, 2005 that has been filed with the SEC.

In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of June 30, 2005 and for the three months then ended.  The results of operations for the three months ended June 30, 2005 may not be indicative of the results that may be expected for the full fiscal year.

On May 10, 2005, the Company acquired all of the shares of outstanding capital stock of Impella CardioSystems AG (“Impella”), a manufacturer of minimally invasive cardiovascular support systems headquartered in Aachen, Germany.  The aggregate purchase price was approximately $45.1 million, which consisted of $42.2 million of our common stock, $1.6 million of cash paid to certain former shareholders of Impella, and $1.3 million of transaction costs, consisting primarily of fees paid for financial advisory and legal services.  The accompanying consolidated financial statements as June 30, 2005 and for the three months then ended includes the accounts of Impella from the date of its acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in prior period financial statements have been reclassified to conform to current period presentation.

2.              New Accounting Policies

In addition to the significant accounting policies described in Note 2, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements as filed with the SEC in the Company’s Annual Report on Form 10-K for its fiscal year ending March 31, 2005, the Company’s current financial statements reflect the application of the additional accounting policies described below.

Translation of Foreign Currencies

The financial results of the Company’s new Impella CardioSystems AG subsidiary (Note 9) are translated into U.S. dollars on the basis of the Euro being its functional currency.  As such, Impella’s assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date while revenues and expenses are translated at average exchange rates prevailing during the period.  Any resulting translation gains or losses are included in accumulated other comprehensive income (loss) in the consolidated balance sheet at June 30, 2005.

The U.S. dollar is the functional currency for ABIOMED B.V., the Company’s Dutch subsidiary.  The financial statements of ABIOMED B.V. are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets.  Foreign exchange gains and losses are included in the results of operations in other income, net, in the accompanying statements of operations.

Expensed In-Process Research and Development Expenses

Costs to acquire in-process research and development (“IPR&D”) projects and technologies, which have not reached technological feasibility at the date of the business acquisition and have no alternative future use, are expensed as incurred (Note 9).

Goodwill

As a result of the acquisition of Impella CardioSystems AG (Note 9), the Company’s balance sheet as of June 30, 2005 includes goodwill.  The Company intends to test goodwill using a fair value approach annually, or earlier if an event occurs or circumstances change that would more likely than not reduce the fair value of the goodwill below its carrying cost.  The Company has elected to make October 31st the annual impairment assessment date for its goodwill.  Under the impairment tests prescribed by SFAS No. 142, Goodwill and Other Intangible Assets, if a company’s carrying amount for goodwill exceeds its estimated fair value, an impairment is recognized to the extent that the carrying amount exceeds the implied value of the goodwill.

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

4.              Accounting for Stock-based Compensation

The Company maintains various stock-based employee and director compensation plans, which are described more fully in Note 7, “Stock Option and Purchase Plans,” in the Notes to Consolidated Financial Statements as filed with the SEC in the Company’s 2005 Annual Report on Form 10-K.  The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no compensation expense is recorded for options issued to employees with fixed amounts and fixed exercise prices at least equal to the fair market value of Common Stock at the date of grant.  Conversely, when the exercise price is below fair market value on the grant date, a charge to compensation expense is recorded ratably over the term of the option vesting period in an amount equal to the difference between exercise price and fair market value.

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

If compensation cost for grants issued during the three months ended June 30, 2005 and 2004 under stock-based compensation plans had been determined based on SFAS No. 123, as amended by SFAS 148,the Company’s pro forma net loss and pro forma loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended
	June 30, 2005	June 30, 2004

Net loss, as reported	$(18,508)	$(2,379)
Add: Stock based employee compensation included in reported net loss	35	4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,025)	(441)

Pro forma net loss	$(19,498)	$(2,816)

Basic and diluted net loss per share
As reported	$(0.77)	$(0.11)
Pro forma	$(0.81)	$(0.13)

During the three months ending June 30, 2005, options to purchase 715,275 shares of Common Stock were granted at prices ranging from $8.36 to $10.98.  All options granted during the period were awarded with an exercise price equal to the fair market value on the date of grant.  Included in the stock options granted during the quarter were 50,000 non-qualified options granted to a consultant for ongoing corporate legal services to be provided over a four-year period.  These options to a non-employee are considered variable options, the fair value of which will be expensed over the consulting service period and subject to adjustment based on the market price of the Company’s common stock at the close of each financial reporting period.  The options will vest in annual 25% increments over a four-year period provided the consultant continues to provide services to the Company.  The impact of these non-qualified stock options was immaterial to our financial statements for the three monts ended June 30, 2005.  The fair value of the options granted during the three months ending June 30, 2005 and 2004 was $4.50 and $3.53, per share, respectively, and was calculated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	June 30, 2005	June 30, 2004

Risk-free interest rate	3.90%	3.92%
Expected dividend yield	—	—
Expected option term in years	7.5 years	7.5 years
Assumed stock price volatility	79%	83%

5.              Warranties

The Company routinely accrues for estimated future warranty costs on its product sales at the time of sale.  The AB5000, BVS and Impella products are subject to rigorous regulation and quality standards.  The following table summarizes the activities of the warranty reserves for the three months ending June 30, 2005 and 2004 (in thousands):

	Three Months Ended
	June 30, 2005	June 30, 2004

Balance at beginning of period	$231	$245
Accrual for warranties issued during the period	5	17
Accrual related to pre-existing warranties	69	99
Warranty expense incurred during the period	(118)	(118)
Balance at end of period	$187	$243

6.              Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30, 2005	March 31, 2005

Raw materials	$1,823	$1,016
Work-in-process	1,287	871
Finished goods	2,528	1,990
	$5,638	$3,877

All of the Company’s inventories on the balance sheet relate to our temporary cardiac assist product line that includes our AB5000, BVS and Impella products.  Because the AbioCor replacement heart is not yet available for commercial sale, inventories do not currently include any costs associated with AbioCor manufactured systems or component parts.  Finished goods and work-in-process inventories consist of direct material, labor and overhead.

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

7.              Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period.  Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) common stock from outstanding stock options and warrants based on the treasury stock method.  In periods when net income is reported, the calculation of diluted net income per share typically results in lower earnings per share than is calculated using the basic method.   In periods when a net loss is reported, such as the three months ending June 30, 2005 and 2004, these potential shares from stock options and warrants are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced.  Therefore, in periods when a loss is reported the calculation of basic and dilutive loss per share results in the same value.

The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2005 and 2004 excludes shares issuable pursuant to the options to purchase common stock as shown below.  These options have an exercise price below the average market price of ABIOMED common stock during the period.

	Three Months Ended
	June 30, 2005	June 30, 2004

Potential dilutive shares from exercise of common stock options	622,008	1,127,650

The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2005 and 2004 also excludes unissued shares of Common Stock associated with outstanding stock options that have exercise prices greater than the average market price of ABIOMED Common Stock during the period as shown in the table below.

	Three Months Ended
	June 30, 2005	June 30, 2004

Outstanding stock options with exercise prices greater than average market price	1,373,353	743,706

The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2005 and 2004 also excludes warrants to purchase up to 400,000 shares of common stock issued in connection with the purchase of intellectual property.

8.              Marketable Securities and Long-term Investments

 The amortized cost, including interest receivable, and market value of short-term marketable securities were approximately $32,443,000 and $32,365,000 at June 30, 2005 and $33,887,000 and $33,773,000 at March 31, 2005, respectively.

The amortized cost, including interest receivable, and market value of long-term investments were approximately $2,112,000 and $2,093,000 at March 31, 2005, respectively.  The Company did not hold any long-term investments at June 30, 2005.

The Company has classified its marketable securities as “hold-to-maturity” securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, due to management’s intention to own these investments until their individual maturities and because it believes the Company has sufficient projected cash inflows, reserves and investments maturing over time to meet its operational cash requirements.

9.              Acquisition

In May 2005, the Company acquired all of the shares of outstanding capital stock of Impella CardioSystems AG (“Impella”), a company headquartered in Aachen, Germany, in exchange for approximately $1.6 million in cash and 4,029,004 shares of ABIOMED common stock, of which 210,000 shares are held in escrow through November 2006 for potential indemnification claims by the Company pursuant to the terms of the purchase agreement. Impella develops, manufactures and markets minimally invasive cardiovascular support systems for numerous patient indications within the fields of cardiology and coronary surgery.  Impella’s Recover System pumps are designed to provide left ventricle support for patients suffering from reduced cardiac output and can potentially aid in recovering the hearts of patients suffering from acute myocardial infarction (AMI or Heart Attack), including those who have gone into cardiac shock.  Impella has CE marks for each of its devices and currently markets them throughout Europe.  We intend to seek FDA approval to sell the Impella Recover System blood pumps in the United States in order to address wider market opportunities for cardiac assist, recovery and replacement.

The aggregate purchase price was approximately $45.1 million, which consisted of $42.2 million of the Company’s common stock, $1.6 million of cash paid to certain former shareholders of Impella, and $1.3 million of transaction costs, consisting primarily of fees paid for financial advisory and legal services, of which approximately $0.8 million is unpaid and recorded in accrued expenses on the consolidated balance sheet as of June 30, 2005.  We issued approximately 4,029,004 shares of our common stock, the fair value of which was based upon a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced.  In addition, the agreement provides that ABIOMED may make additional contingent payments to Impella’s former shareholders based on the Company’s future stock price performance and additional milestone payments related to FDA approvals and unit sales of Impella products.  These contingent payments range from zero dollars to approximately $29 million and, if necessary, may be made in a combination of cash or stock at ABIOMED’s discretion.  If any contingent payments are made, they will result in an increase to carrying value of goodwill.

The acquisition of Impella was accounted for under the purchase method of accounting and the results of operations of Impella have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values at the date of acquisition. The Company has allocated approximately $9.5 million of the purchase price to intangible assets comprised of existing technology, patents, trademarks and other purchased intangibles. In addition, approximately $13.3 million of the purchase price has been allocated to in-process research and development.  The excess purchase price of approximately $20.1 million after this allocation has been accounted for as goodwill.  The change in the carrying amounts of goodwill and intangible assets from the date of the acquisition to June 30, 2005 are due to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies.

The following table presents the fair values of assets and liabilities recorded in connection with the Impella acquisition (in thousands).

Cash	$535
Accounts receivable	805
Inventories	1,335
Prepaid expenses and other current assets	514
Property and equipment	589
Intangible assets:
Patents (estimated useful life of 7 years)	6,179
Developed technology (estimated useful life of 7 years)	2,175
Distributor agreements (estimated useful life of 7 years)	800
Trademarks and tradenames (estimated useful life of 7 years)	314
Acquired in-process R&D (“IPR&D”)	13,306
Total intangible assets	22,774
Goodwill	20,129
Accrued expenses and other current liabilities	(1,610)
Total consideration paid	$45,071

Of the $22.8 million of acquired intangible assets, $13.3 million was allocated to IPR&D and was written off at the date of acquisition because the IPR&D had no alternative uses and had not reached technological feasibility.

The following represents the pro forma results of the ongoing operations for ABIOMED and Impella as though the acquisition of Impella had occurred at the beginning of the periods shown (in thousands, except per share data).  The pro forma information however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three Months Ended
	June 30, 2005	June 30, 2004

Revenues	$8,589	$7,645
Net loss	8,362	4,901
Net loss per common share (basic and diluted)	0.32	0.19

10.       Intangible Assets and Goodwill

The carrying amount of goodwill was $18.9 million at June 30, 2005 and was recorded in connection with the Company’s acquisition of Impella CardioSystems, AG (Note 9).

The Company’s intangible assets in the consolidated balance sheets are detailed as follows (in thousands):

	June 30, 2005			March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Amortization Period
Patents	$6,997	$888	7 years	$1,147	$729	7 years
Trademarks and tradenames	295	6	7 years	—	—
Distribution agreements	750	16	7 years	—	—
Acquired technology	2,041	44	7 years	—	—
Total	$10,083	$954		$1,147	$729

For the three months ended June 30, 2005 and June 30, 2004, amortization expense for intangible assets was $250,000 and $37,000, respectively.

11.       Research and Development

Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing and testing new products and significant enhancements to existing products.  Research and development costs consist of the following amounts (in thousands):

	Three Months Ended
	June 30, 2005	June 30, 2004

Internally funded	$4,175	$3,202
Incurred under government contracts and grants	31	106
Total research and development expense	$4,206	$3,308

12.  Expensed In-Process Research and Development

In connection with the acquisition of Impella CardioSystems, AG, the Company expensed $13.3 million of purchased in-process research and development (IPR&D) encompassing on-going research and development activities that to date, progressed to a technological feasibility stage, as well as existing technologies and  products that require regulatory approval for market clearance and therefore are considered incomplete.

The amount was determined by identifying IPR&D activities that have reached the “substance” stage of development and for which no alternative future use exists.  In addition, the fair value of existing technology for U.S. based sales is included in expensed IPR&D due to the additional risks and expense incurred by the combined entity in obtain regulatory approval for U.S based market sales.

Management determined the valuation of the IPR&D using a number of factors.  The value was based primarily on the discounted cash flow method. This valuation included consideration of (i) the stage of completion of each of the projects, (ii) the technological feasibility of each of the projects, (iii) whether the projects had an alternative future use, (iv) the estimated future residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives, and (v) whether additional product development costs or regulatory risks would be incurred to bring the technology to completion .

The primary basis for determining the technological feasibility of these projects was whether the product has obtained approval from the U.S. Food and Drug Administration (FDA) for commercial sales in the U.S.  As of the acquisition date, the IPR&D projects, as well as the existing technologies and products have not completed or obtained sufficient clinical data to support an application to the FDA seeking commercial approval.

The economic benefit stream or annual cash flow generated for each of the IPR&D projects and existing technology product sales were determined based upon management’s estimate of future revenue and expected profitability of the various products and technologies involved.  These projected cash flows were then discounted to their present values taking into account management’s estimate of future expenses that would be necessary to bring the projects to completion. The discount rates include a rate of return, which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized. The cash flows were discounted at discount rates ranging from 23% to 25% per annum, depending on the project’s stage of completion and the type of complex functionality needed. This discounted cash flow methodology for the various projects included in the purchased IPR&D resulted in a total valuation of $13.3 million.  Although work on the projects related to the IPR&D is anticipated to continue after the acquisition, the amount of the purchase price allocated to IPR&D was written off because the projects underlying the IPR&D that was being developed were considered technologically feasible as of the acquisition date, however the assets utilized in these projects, excluding the patents, have no alternative future use.

13.       Comprehensive Loss

Comprehensive loss details follow (in thousands):

	Three Months Ended
	June 30, 2005	June 30, 2004

Net loss	$(18,508)	$(2,379)
Other comprehensive loss:
Foreign currency translation adjustments	(1,942)	—
Total comprehensive loss	$(20,450)	$(2,379)

14.       Segment and Enterprise Wide Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise.  The Company believes that it operates in one business segment— the research, development and sale of medical devices to assist or replace the pumping function of the failing heart.  Approximately 63% of the Company’s total consolidated assets are located within the United States as of June 30, 2005.  International sales accounted for 16% and 5% of total product revenue during each of the three months ending June 30, 2005 and 2004, respectively.

15.       Commitments and Contingencies

We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers, that include indemnification provisions.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of June 30, 2005 and March 31, 2005.

The Company leases an operating facility in Aachen, Germany, with terms through the fiscal year 2008.  This lease may be extended, at the Company’s option, for one successive additional period of four years based on the then current fair rental value.  The rent expense under this lease during the Company’s fiscal year ending March 31, 2006 will be approximately $519,000.  The remainder of the Company’s commitments for lease agreements have not changed significantly from the disclosure in the Annual Report on Form 10-K as of March 31, 2005.

The Company has a consulting arrangement with David M. Lederman, Ph.D., its former Chief Executive Officer and former Chairman of its Board of Directors.  Under this consulting arrangement, Dr. Lederman has agreed to serve as a senior advisor.  The arrangement provides that Dr. Lederman will receive $200,000 per year for four years, starting on April 1, 2005.  Payments under the arrangement will commence on October 1, 2005.  The Company is recognizing the cost of this agreement pro ratably over the term of the agreement.  In addition, the Company will continue to provide Dr. Lederman with certain healthcare and other benefits, including administrative support, in exchange for his continued service as a senior advisor. Dr. Lederman's existing stock options that were awarded in the past during his tenure as the Company's CEO will continue during the term of his service as an advisor. The cost of the unvested options has been recorded to deferred stock-based compensation in the balance sheet and will be recognized during the term of Dr. Lederman's agreement.

16.       New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs (FAS 151), which adopts wording from the International Accounting Standards Board’s (IASB) Standard No. 2, Inventories, in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The Company is still assessing the impact of adopting SFAS No. 151.

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

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47) an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations, (SFAS 143), clarifies the term conditional asset retirement obligation as used in SFAS 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 is effective for fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. Adoption of FIN 47 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.  We will adopt this pronouncement beginning in fiscal year 2007.

ABIOMED, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION (continued)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

ABIOMED’s discussion of financial condition and results of operations may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from those anticipated in these forward-looking statements based upon a number of factors, including uncertainties associated with development, testing and related regulatory approvals, anticipated future losses, complex manufacturing, high quality requirements, dependence on limited sources of supply, competition, market acceptance of our new products, technological change, government regulation, future capital needs and uncertainty of additional financing and other risks detailed in the Company’s filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. In particular, we encourage you to review the risks and uncertainties detailed in our Annual Report on Form 10-K for the year ended March 31, 2005 filed with the U.S. Securities and Exchange Commission. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of unanticipated events.

Overview

We are a leading developer, manufacturer and marketer of medical products designed to safely and effectively assist or replace the pumping function of the failing heart.  We currently manufacture and sell two models of our temporary heart assist product.  Our newer AB5000 Circulatory Support System is a heart assist product model designed to provide enhanced patient mobility within and between medical centers, to facilitate patient ambulation and to provide enhanced features and ease of use for caregivers. In April 2003, we introduced the AB5000 console that serves as a platform for ongoing and future blood pump product line enhancements expected to meet patient needs across a broader spectrum of temporary heart assist applications.  In September 2003, we received FDA approval to market the AB5000 Ventricle, the first of these new blood pumps.  Our AB5000 marketing efforts were initially focused on introducing the system in the largest cardiothoracic surgical centers through sales of consoles and blood pumps.  It is our intention to seek expansion of the current approved indications for use of the AB5000 in order to allow support of expanded patient populations for longer periods of support.

Our second temporary heart assist product, the BVS 5000 Biventricular Support System, was the first device approved by the U.S. Food and Drug Administration (“FDA”) as a bridge-to-recovery device for temporary treatment of all patients with failing but potentially recoverable hearts.  The BVS system has an installed base of approximately 900 consoles located in approximately 600 medical centers in the United States, including 70% of all medical centers that perform more than 500 heart surgeries annually. The BVS system has also been placed in more than 100 medical centers outside the United States, primarily in Europe.

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

Our AbioCor Implantable Replacement Heart, the world's first battery-powered implantable replacement heart system, was the subject of an initial clinical trial under an investigational device exemption from the FDA.  The AbioCor has not been approved for commercial distribution, and is not available for use or sale outside of the initial clinical trial.  The AbioCor, the development of which follows decades of fundamental and applied research, development and testing, is intended to extend life and provide an improved quality of life for end-stage acute and chronic heart failure patients.  Another area of focused effort involves adaptation and development of the AbioCor II Heart, based on technology acquired in 2000 from The Pennsylvania State University.  The AbioCor II Heart has a drive mechanism that is different than the AbioCor design, and is the only implantable heart system other than the AbioCor to survive the rigor of the replacement heart development program funded by the U.S. National Heart Lung and Blood Institute.

In May 2005, we completed an acquisition of Impella CardioSystems AG (Impella), located in Aachen, Germany.  Impella manufactures, sells and supports the world’s smallest, minimally invasive, high performance micro blood pumps with integrated motors and sensors for use in interventional cardiology and heart surgery.  Impella’s Recover System pumps are designed to provide left ventricle support for patients suffering from reduced cardiac output and can potentially aid in recovering the hearts of patients suffering from acute myocardial infarction (AMI or Heart Attack), including those who have gone into cardiac shock.  Impella has CE marks for each of its devices and currently markets them throughout Europe.  We intend to seek FDA approval to sell the Impella Recover System blood pumps in the United States in order to address wider market opportunities for cardiac assist, recovery and replacement.

Our operating results reflect the dual activities of commercial operations and investments in the research and development of new technologies.

RESULTS OF OPERATIONS

The unaudited consolidated financial statements, presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest audited annual financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2005 and which have been filed with the Securities and Exchange Commission.

THREE MONTHS ENDING JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDING JUNE 30, 2004

PRODUCT REVENUES

Product revenues increased by $1.0 million, or 14%, from $7.4 million in the first fiscal quarter 2005 to $8.4 million in the first fiscal quarter 2006.  The increase is primarily the result of increased unit sales of the AB5000 ventricles and the addition of Impella revenues offset by a decrease in units sold of the BVS and AB5000 consoles.  International sales including sales from our international subsidiaries ABIOMED BV and Impella (for the first quarter of fiscal 2006 only), accounted for 16% and 5% of total product revenue during the three months ended June 30, 2005 and 2004, respectively.

FUNDED RESEARCH AND DEVELOPMENT REVENUES

Externally funded research and development revenues were minimal for both quarters ended June 30, 2005 and 2004. This is a result of redirecting our technical personnel and resources towards development and commercialization of new or existing technology.

We account for funded research and development revenues as work is performed.  As of June 30, 2005, our total backlog of government research and development contracts and grants was $0.2 million.

COST OF PRODUCT REVENUES

Cost of product revenues as a percentage of product revenues was 28% for the quarter ended June 30, 2005 versus 24% in the same period the prior year. The decrease in the product margin is primarily due to the impact of Impella sales on our consolidated results. We expect product margins to trend to previous levels as the sales volume of Impella devices continues to increase.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased by $0.9 million, or 27% to $4.2 million in the three months ended June 30, 2005, from $3.3 million in the three months ended June 30, 2004.  This increase is primarily related to our efforts to explore new technologies and to bring new products to market in the next 24 months, including the additional research and development efforts at Impella.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $2.4 million, or 49%, to $7.3 million in the three months ended June 30, 2005, from $4.9 million in the three months ended June 30, 2004. The increase is primarily related to the higher volume of revenue with the expansion of sales, marketing and clinical activities and to the inclusion of Impella’s expenses during this quarter. First quarter expenses also included costs related to the Impella acquisition and additional costs related to Sarbanes-Oxley compliance.

EXPENSED IN-PROCESS RESEARCH AND DEVELOPMENT

The Company recorded a $13.3 million charge to in-process research and development expense during the three months ended June 30, 2005.  These charges represent research and development acquired in connection with the Company's acquisition of Impella CardioSystems AG on May 10, 2005 that do not have a future foreseeable alternative use.

NET LOSS

During the quarter ended June 30, 2005 we showed a net loss of $18.5 million, or a loss of $0.77 per share.  This compares to a net loss of $2.4 million or $0.11 per share for the three months ended June 30, 2004.  The current quarter loss incorporates the results of our newest subsidiary, Impella CardioSystems AG, and includes a non-recurring expense of in-process research and development of $13.3 million associated with the acquisition of Impella.  We expect to continue to incur net losses in the foreseeable future as we continue to have significant expenditures relating to research and development for new and existing products, including clinical and regulatory costs.

LIQUIDITY AND CAPITAL RESOURCES

We have supported our operations primarily with net revenues from sales of our BVS and AB5000 circulatory assist product line, government contracts and proceeds from our equity financing.  As of June 30, 2005, our cash, cash equivalents, and short-term marketable securities totaled $39.2 million.

During the three months ended June 30, 2005, cash used by operating activities was $3.3 million, 21% more than the $ 2.7 million used by operations in the three months ending June 30, 2004. The use of cash for the quarter is primarily driven by the net loss for the period, excluding the expensed in-process research and development from the Impella acquisition, offset by a decrease in receivables by $2.0 million reflecting improvements in cash collections and lower revenues from previous quarter.  Inventory was increased as a result of anticipated sales volume, contributing to a $0.5 million use of cash and accounts payable and accrued expenses used $0.3 million of cash.  Net cash consumption from all activities, as determined by the net change in cash, short-term marketable securities and long-term investments, was $4.4 million for the three months ended June 30, 2005, compared to $0.4 million consumed for the three months ended June 30, 2004.  Net cash used to acquire Impella was approximately $1.6 million, net of cash acquired.

We believe that our revenue from product sales together with existing resources will be sufficient to fund our planned operations, including funding the operating capital needs of Impella, the planned expenditures for our AbioCor and AbioCor II implantable replacement hearts and development and continued commercialization efforts for the BVS and AB5000 circulatory assist products and the Impella products, for at least the next twelve months.  We anticipate that the funding requirements for Impella’s operations will range between $12 and $15 million in the next twelve months.  We may need additional funds for possible strategic acquisitions of businesses, products or technologies complementary to our business, including their subsequent integration into our operations.  If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.

Income taxes incurred during the three months ended June 30, 2005 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

CRITICAL ACCOUNTING ESTIMATES

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, warranty obligations, inventory valuations, income taxes and our recent valuation of the tangible and intangible assets acquired in connection with our acquisition of Impella CardioSystems AG.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Please refer to the Critical Accounting Estimates section of Item 7 that is contained in our Annual Report on Form 10-K for the fiscal year ending March 31, 2005.

COMMITMENTS AND CONTINGENCIES

We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers, that include indemnification provisions.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of June 30, 2005 and March 31, 2005.

In May 2005, the Company acquired all of the shares of outstanding capital stock of Impella CardioSystems AG (“Impella”), a company headquartered in Aachen, Germany.  The aggregate purchase price was approximately $45.1 million, which consisted of $42.2 million of the Company’s common stock, $1.6 million of cash paid to certain former shareholders of Impella, and $1.3 million of transaction costs, consisting primarily of fees paid for financial advisory and legal services.  ABIOMED may make additional contingent payments to Impella’s former shareholders based on the Company’s future stock price performance and additional milestone payments related to FDA approvals and unit sales of Impella products.  These contingent payments range from zero dollars to approximately $29 million and, if necessary, may be made in a combination of cash or stock at ABIOMED’s discretion.  If any contingent payments are made, they will result in an increase to carrying value of goodwill.

RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

This document contains forward-looking statements, including statements regarding new products under development and adequacy of existing resources.  The Company’s actual operating results, including our AbioCor and AbioCor II development and regulatory milestones, commercial sales of our heart assist products and adequacy of resources, may differ materially based on a number of factors, both known and unknown, including: use of estimates, uncertainty of product development, clinical trials, regulatory approvals and commercial acceptance; complex manufacturing; high quality requirements; the need to demonstrate required reliability of products under development; dependence on key personnel; difficulties in attracting and retaining key personnel; competition and technological change; government regulations including the FDA and other regulatory agencies; risks associated with international expansion; dependence on limited sources of supply; future capital needs and uncertainty of additional funding; dependence on third-party reimbursement; successful integration of our new Impella business unit; potential inadequacy of product liability insurance; dependence on patents and proprietary rights; and other risks detailed in our Annual Report on Form 10-K for the year ended March 31, 2005 with the U.S. Securities and Exchange Commission. Investors are cautioned that all such statements involve risks and uncertainties.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE
ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

While we do not invest for speculative purposes, we are exposed to market risk related to changes in interest rates.  Our guidelines allow for an investment portfolio consisting mainly of U.S. Treasury notes, federal agency obligations, state and municipal bonds and corporate bonds with maturities of two years or less and ratings of at least AA by Moody’s or Standard & Poor’s.  These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2005, we believe the decline in fair market value of our investment portfolio would be immaterial.  We believe, however, that we have the ability to hold our fixed income investments until maturity and therefore would not expect our operating results or cash flows to be affected by a change in market interest rates on our securities portfolio.

ITEM 4: CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Acting Chief Financial Officer (the principal accounting officer), and all members of our senior management team held a Disclosure Committee meeting on July 28, 2005, and after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) our Chief Executive Officer and our Acting Chief Financial Officer have concluded that, based on such evaluation as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by the Company, including our consolidated subsidiaries, in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms.

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

During the first quarter of our fiscal year ending March 31, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

ABIOMED, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(3.1)	Restated Certificate of Incorporation – filed as Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-36657) (the “1997 Registration Statement”).*

(3.2)	Restated By-Laws, as amended – filed as Exhibit 3.2 to our Annual Report on From 10-K for the fiscal year ended March 31, 2004.*

(3.3)	Certificate of Designations of Series A Junior Participating Preferred Stock – filed as Exhibit 3.3 to the 1997 Registration Statement.*

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

(10.1)	Form of Indemnification Agreement for Directors and Officers – filed as Exhibit 10.13 to the 1987 Registration Statement.*

(10.2)	1992 Combination Stock Option Plan, as amended – filed as Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 30, 1997 (the “September 1997 10-Q”).* **

(10.3)	1988 Employee Stock Purchase Plan, as amended – filed as Exhibit 10.11 to our Form 10-Q for the fiscal quarter ended December 31, 2004.* **

(10.4)	1989 Non-Qualified Stock Option Plan for Non-Employee Directors – filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 30, 1995.* **

(10.5)	Facility Lease dated January 8, 1999 for the premises at 22 Cherry Hill Drive - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended December 31, 1998.*

(10.6)	1998 Equity Incentive Plan - filed as Exhibit 10 to our Form 10-Q/A for the fiscal quarter ended September 30, 1998.* **

(10.7)	Form of Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.8)	Schedule related to Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.9)	2000 Stock Incentive Plan Agreement, as amended - filed as Attachment A to our 2003 Proxy Statement. * **

(10.10)	Employment Agreement of Michael R. Minogue, President and Chief Executive Officer of ABIOMED, Inc. – filed as Exhibit 10.10 to our Form 10-Q for the fiscal quarter ended June 30, 2004. * **

(10.11)	Inducement stock option granted to Michael R. Minogue dated April 5, 2004 – filed as Exhibit 10.10 to our Form 10-Q for the fiscal quarter ended June 30, 2004. * **

(10.12)	Share Purchase Agreement for acquisition of Impella CardioSystems AG, dated April 26, 2005 – as filed as Exhibit 2.1 to our Form 8-K filed on May 16, 2005*

(10.13)	Registration Rights and Stock Registration Agreement between ABIOMED, Inc. and Stockholders of Impella CardioSystems AG – as filed as Exhibit 10.1 to our Form 8-K filed on May 16, 2005*

(11.1)	Statement regarding computation of Per Share Earnings - see Note 6, Notes to Consolidated Financial Statements.

(31.1)	Certification of Principal Executive Officer

(31.2)	Certification of Principal Financial Officer

(32.1)	Section 1350 Certification.

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

ABIOMED, Inc.

Date: August 9, 2005	/s/ Charles B. Haaser

Charles B. Haaser
Controller
Principal Accounting Officer
Principal Financial Officer