Form 10-Q
period 2005-09-30
ABIOMED INC
filed 2005-11-10
CIK 815094

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes                            ☒                                                                                    No                                ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                            ☐                                                                                    No                                ☒

As of November 2, 2005, there were 26,341,950 shares outstanding of the registrant’s Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2005	March 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$15,264	$7,618
Short-term marketable securities (Note 8)	20,393	33,887
Accounts receivable, net of allowance for doubtful accounts of $405 at September 30, 2005 and $64 at March 31, 2005	7,940	8,635
Inventories (Note 6)	6,039	3,877
Prepaid expenses and other current assets	1,385	1,207
Total current assets	51,021	55,224

Long-term Investments (Note 8)	—	2,112
Property and Equipment, net of accumulated depreciation of $11,504 and $10,867 at September 30, 2005 and March 31, 2005, respectively	3,639	2,804
Intangible assets, net (Note 10)	8,790	418
Goodwill (Note 10)	18,849	—
Other assets	357	503
Total assets	$82,656	$61,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,633	$1,132
Accrued expenses	4,354	3,623
Deferred revenues	228	127
Total current liabilities	6,215	4,882

Commitments and Contingencies (Note 15)

Stockholders’ Equity:
Class B Preferred Stock, $.01 par value- Authorized- 1,000,000 Shares; Issued and outstanding-none	—	—
Common Stock, $.01 par value
Authorized - 100,000,000 shares;
Issued - 26,348,129 shares at September 30, 2005 and 22,079,311 shares at March 31, 2005
Outstanding – 26,341,950 shares at September 30, 2005 and 22,079,311 shares at March 31, 2005	263	221
Additional paid-in capital	213,664	170,095
Deferred stock-based compensation	(229)	(278)
Accumulated deficit	(135,146)	(113,859)
Treasury stock at cost; 6,179 shares at September 30, 2005	(66)	—
Accumulated other comprehensive loss (Note 13)	(2,045)	—
Total stockholders’ equity	76,441	56,179
Total liabilities and stockholders’ equity	$82,656	$61,061

The accompanying notes are an integral part
of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

(in thousands, except per share and share data)

	Three Months Ended		Six Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenues:
Products	$10,758	$10,376	$19,158	$17,742
Funded research and development	178	61	201	136
	10,936	10,437	19,359	17,878

Costs and expenses:
Cost of product revenues	2,448	2,429	4,781	4,186
Research and development (Note 11)	4,674	3,422	8,880	6,730
Selling, general and administrative	6,853	4,318	14,165	9,235
Expensed in-process research and development (Note 12)	—	—	13,306	—
	13,975	10,169	41,132	20,151

Income (loss) from operations	(3,039)	268	(21,773)	(2,273)

Other income, net
Investment income	296	177	560	341
Foreign exchange gain	(58)	12	(112)	4
Other	22	2	38	8
	260	191	486	353

Net income (loss)	$(2,779)	$459	$(21,287)	$(1,920)

Net income (loss) per share (Note 7):
Basic	$(0.11)	$0.02	$(0.85)	$(0.09)
Diluted	$(0.11)	$0.02	$(0.85)	$(0.09)

Weighted average shares outstanding (Note 7):
Basic	26,251,116	21,852,452	25,055,629	21,693,828
Diluted	26,251,116	23,038,431	25,055,629	21,693,828

The accompanying notes are an integral part
of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	Six Months Ended
	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,287)	$(1,920)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	1,283	646
Bad debt expense (recovery)	386	(35)
Loss on abandonment of patents	—	48
Stock-based compensation	90	7
Expensed in-process research and development	13,306	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	997	(776)
Inventories	(946)	(1,949)
Prepaid expenses, other current assets	121	14
Other long term assets	18	—
Accounts payable	(109)	(395)
Accrued expenses	(94)	(3)
Deferred revenue	102	3
Net cash used in operating activities	(6,133)	(4,360)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of short and long-term securities	25,867	19,344
Purchases of short and long-term securities	(10,262)	(19,479)
Business acquisition, net of cash acquired	(2,176)	—
Additions to patents	(105)	(8)
Purchases of property and equipment	(971)	(455)
Net cash provided by (used in) investing activities	12,353	(598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock issued under employee stock purchase plan	1,373	2,789
Repurchase of common stock	(66)	—
Net cash provided by financing activities	1,307	2,789

NET INCREASE (DECREASE) IN CASH	7,527	(2,169)

EXCHANGE RATE EFFECT ON CASH	119	(3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,618	6,893

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,264	$4,721

Supplemental Disclosures
Common shares issued for business acquisition	$42,200	$—
Income taxes paid, net of refunds	$6	$76

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

In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of September 30, 2005 and for the three and six months then ended.  The results of operations for the three and six months ended September 30, 2005 may not be indicative of the results that may be expected for the full fiscal year.

On May 10, 2005, the Company acquired all of the shares of outstanding capital stock of Impella CardioSystems AG (“Impella”), a manufacturer of minimally invasive cardiovascular support systems headquartered in Aachen, Germany.  The aggregate purchase price was approximately $45.1 million, which consisted of $42.2 million of our common stock, $1.6 million of cash paid to certain former shareholders of Impella, and $1.3 million of transaction costs, consisting primarily of fees paid for financial advisory and legal services. In addition, the agreement provides that ABIOMED may make additional contingent payments to Impella’s former shareholders based on the Company’s future stock price performance and additional milestone payments related to FDA approvals and unit sales of Impella products (Note 9).  These contingent payments range from zero dollars to approximately $29 million and, if necessary, may be made in a combination of cash or stock under circumstances described in the purchase agreement.  The accompanying consolidated financial statements as of September 30, 2005 and for the three and six months then ended includes the accounts of Impella from the date of its acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in prior period financial statements have been reclassified to conform to current period presentations.

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

Translation of Foreign Currencies

The Euro is the functional currency for Impella (Note 9). As such, Impella’s assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet date while revenues and expenses are translated at average exchange rates prevailing during the period.  Any resulting translation gains or losses are included in accumulated other comprehensive loss in the consolidated balance sheet at September 30, 2005.

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

Goodwill

As a result of the acquisition of Impella (Note 9), the Company’s balance sheet as of September 30, 2005 includes goodwill.  The Company intends to test goodwill using a fair value approach annually, or earlier if an event occurs or circumstances change that would more likely than not reduce the fair value of the goodwill below its carrying cost.  The Company has elected to make October 31st the annual impairment assessment date for its goodwill.  Under the impairment tests prescribed by SFAS No. 142, Goodwill and Other Intangible Assets, if a company’s carrying amount for goodwill exceeds its estimated fair value, an impairment is recognized to the extent that the carrying amount exceeds the implied value of the goodwill.

Treasury Stock

In September 2005 the Company reacquired 6,179 shares of its common stock from a pool of 210,000 shares held in escrow in accordance with the terms of the Impella purchase agreement.  The Company is accounting for these treasury shares using the cost method.

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

4.              Accounting for Stock-based Compensation

The Company maintains various stock-based employee and director compensation plans, which are described more fully in Note 7 “Stock Option and Purchase Plans,” in the Notes to Consolidated Financial Statements as filed with the SEC in the Company’s 2005 Annual Report on Form 10-K.  The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretation, including the guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25 and Emerging Issues Task Force No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.  Accordingly, no compensation expense is recorded for options issued to employees with fixed amounts and fixed exercise prices at least equal to the fair market value of Common Stock at the date of grant.  Conversely, when the exercise price is below fair market value on the grant date, a charge to compensation expense is recorded ratably over the term of the option vesting period in an amount equal to the difference between exercise price and fair market value.

The Company records compensation expense for certain stock option related events requiring remeasurement in accordance with FASB Interpretation No. 44.  Stock-based awards to non-employees are accounted for at their fair value in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

If compensation cost for grants issued during the six months ended September 30, 2005 and 2004 under stock-based compensation plans had been determined based on SFAS No. 123, as amended by SFAS 148, the Company’s pro forma net loss and pro forma loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004

Net loss as reported	$(2,779)	$459	$(21,287)	$(1,920)
Add: Stock based employee compensation included in reported net loss	55	2	90	7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,163)	(938)	(2,188)	(1,379)

Pro forma net loss	$(3,887)	$(477)	$(23,385)	$(3,292)

Basic and diluted net loss per share
As reported	$(0.11)	$0.02	$(0.85)	$(0.09)
Pro forma	$(0.15)	$(0.02)	$(0.93)	$(0.15)

During the six months ended September 30, 2005, options to purchase 846,025 shares of Common Stock were granted at prices ranging from $8.36 to $10.98.  All options granted during the period were awarded with an exercise price equal to the fair market value on the date of grant.  Included in the stock options granted during the first quarter were 50,000 non-qualified options granted to a consultant for ongoing corporate legal services to be provided over a four-year period.  These options to a non-employee are considered variable options, the fair value of which will be expensed over the consulting service period and subject to adjustment based on the market price of the Company’s common stock at the close of each financial reporting period.  The options will vest in annual 25% increments over a four-year period provided the consultant continues to provide services to the Company.  The impact of these non-qualified stock options was immaterial to our financial statements for the six months ended September 30, 2005.

The Company has a consulting agreement with David M. Lederman, Ph.D., its former Chief Executive Officer and former Chairman of its Board of Directors (Note 15).  Under this consulting agreement, Dr. Lederman has agreed to serve as a senior advisor for four years, starting on April 2, 2005.  Dr. Lederman’s existing non-qualified stock options that were awarded in the past during his tenure as the Company’s CEO will remain and will continue to vest during the term of his service as a non-employee advisor.  He will have the ability to exercise the options during such term.  These options are considered variable options, the fair value of which will be expensed over the term of the consulting agreement, subject to adjustment based on the market price of the Company’s common stock at the close of each financial reporting period.

The fair value of the options granted during the six months ended September 30, 2005 and 2004 was $4.44 and $3.68 per share, respectively, and was calculated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	September 30, 2005	September 30, 2004

Risk-free interest rate	4.01%	3.45%
Expected dividend yield	—	—
Expected option term in years	7.5 years	7.8 years
Assumed stock price volatility	73%	86%

5.              Warranties

ABIOMED routinely accrues for estimated future warranty costs on its product sales at the time of sale.  The Company’s products are subject to rigorous regulation and quality standards.  The following table summarizes the activities of the warranty reserves for the six months ended September 30, 2005 and 2004 (in thousands):

	Six Months Ended
	September 30, 2005	September 30, 2004

Balance at the beginning of the period	$231	$245
Accrual for warranties issued during the period	27	55
Accrual related to pre-existing warranties	67	91
Warranty expense incurred during the period	(188)	(121)
Balance at end of period	$137	$270

6.              Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30, 2005	March 31, 2005

Raw materials	$1,881	$1,016
Work-in-process	1,461	871
Finished goods	2,697	1,990
	$6,039	$3,877

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

7.              Net Income (Loss) Per Common Share

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

In periods when a net loss is reported, such as the three and six months ended September 30, 2005 and six months ended September 30, 2004, these potential shares from stock options and warrants are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced.  Therefore, in periods when a loss is reported the calculation of basic and dilutive loss per share results in the same value.

The calculation of diluted weighted average shares outstanding excludes shares issuable pursuant to the options to purchase common stock in those periods when a net loss is incurred as shown below.  These options have an exercise price below the average market price of ABIOMED common stock during the period.

	Three Months Ended		Six Month Ended
	Sept. 30 2005	Sept. 30 2004	Sept. 30 2005	Sept. 30 2004

Potential dilutive shares from exercise of common stock options	582,755	—	603,847	972,463

The calculation of diluted weighted average shares outstanding for the three and six months ended September 30, 2005 and 2004 also excludes unissued shares of Common Stock associated with outstanding stock options that have exercise prices greater than the average market price of ABIOMED Common Stock during the period as shown in the table below.

	Three Months Ended		Six Month Ended
	Sept. 30 2005	Sept. 30 2004	Sept. 30 2005	Sept. 30 2004

Outstanding stock options with exercise prices greater than average market price	1,477,629	1,056,141	1,412,111	871,552

The calculation of diluted weighted average shares outstanding for the three and six months ended September 30, 2005 and six months ended September 30, 2004 also excludes warrants to purchase up to 400,000 shares of common stock issued in connection with the purchase of intellectual property.

8.              Marketable Securities and Long-term Investments

The amortized cost, including interest receivable, and market value of short-term marketable securities were approximately $20,393,000 and $20,343,000 at September 30, 2005 and $33,887,000 and $33,773,000 at March 31, 2005, respectively.

The amortized cost, including interest receivable, and market value of long-term investments were approximately $2,112,000 and $2,093,000 at March 31, 2005, respectively.  The Company did not hold any long-term investments at September 30, 2005.

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

9.              Acquisition

In May 2005, the Company acquired all of the shares of outstanding capital stock of Impella CardioSystems AG (“Impella”), a company headquartered in Aachen, Germany, in exchange for approximately $1.6 million in cash and 4,029,004 shares of ABIOMED common stock, of which 210,000 shares were to be held in escrow through November 2006 for potential indemnification claims by the Company pursuant to the terms of the purchase agreement.  During the three months ended September 30, 2005, 6,179 of the 210,000 escrowed shares were returned to the Company as a result of ABIOMED’s settlement of undisclosed pre-acquisition liabilities.  Impella develops, manufactures and markets minimally invasive cardiovascular support systems for numerous patient indications within the fields of cardiology and coronary surgery.  Impella’s Recover System pumps are designed to provide left ventricle support for patients suffering from reduced cardiac output and can potentially aid in recovering the hearts of patients suffering from acute myocardial infarction (AMI or Heart Attack), including those who have gone into cardiac shock.  Impella has CE marks for each of its commercially available devices and currently markets them throughout Europe.  We intend to seek FDA approval to sell the Impella Recover System blood pumps in the United States in order to address wider market opportunities for cardiac assist, recovery and replacement.

The aggregate purchase price was approximately $45.1 million, which consisted of $42.2 million of the Company’s common stock, $1.6 million of cash paid to certain former shareholders of Impella, and $1.3 million of transaction costs, consisting primarily of fees paid for financial advisory and legal services, of which approximately $0.2 million is unpaid and recorded in accrued expenses on the consolidated balance sheet as of September 30, 2005.  We issued approximately 4,029,004 shares of our common stock, the fair value of which was based upon a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced.

In addition, the agreement provides that we may make additional contingent payments based on our future stock price performance and additional milestone payments related to FDA approvals and unit sales of Impella products.  In general, if our stock price is between $15 and $18 as of the 18 month anniversary of the closing date, based on the daily volume weighted average price per share for the 20 trading days prior to such date, we will issue additional consideration equal to the difference between $18 and such average stock price, times $4,200,000. For example:

•      if the average stock price on the 18 month date is $16, we will be obligated to pay additional consideration of approximately $8.4 million,

•      if the average stock price on the 18 month date is $17, we will be obligated to pay additional consideration of approximately $4.2 million, and

•      if the average stock price on the 18 month date is outside of the $15 to $18 range, we will not be obligated to pay any additional consideration.

This payment may be made, at our option, by any combination of cash or stock. In addition, there are provisions that will reduce this amount to the extent that the Impella stockholders have, prior to the 18 month date, sold any of the shares we issued to them at the closing.

In addition to the payments described above related to the average stock price on the 18-month date, we have also agreed, subject to certain exceptions based on future stock price performance that are set forth in the agreement, to make additional payments of up to $16.75 million based on the following milestones:

•      upon FDA approval of Impella’s 2.5 liter pump system, a payment of $5,583,333,

•      upon FDA approval of Impella’s 5.0 liter pump system, a payment of $5,583,333, and

•      upon the sale of 1,000 units of Impella’s products worldwide between the closing and December 31, 2007, a payment of $5,583,334.

These milestone payments may be made, at our option, by a combination of cash or stock, except that no more than an aggregate of $15 million of these milestone payments may be made in the form of stock.  In addition, the agreement specifically provides that under no circumstances will we deliver or be obligated to deliver a number of shares of our stock that would require that our stockholders would be or would have been required to approve this transaction under applicable Nasdaq rules or other securities laws.  If any contingent payments are made, they will result in an increase to the carrying value of goodwill.

The foregoing notwithstanding, if the average market price per share of ABIOMED’s Common Stock, as determined in accordance with the purchase agreement, as of the date any of the three milestones is achieved is $22 or more, no additional contingent consideration will be required with respect to the milestone.  If the average market price is between $18 and $22 on the date of the Company’s achievement of a milestone, the relevant milestone payment will be reduced ratably.

The acquisition of Impella was accounted for under the purchase method of accounting and the results of operations of Impella have been included in the consolidated results of the Company from the acquisition date.  The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values at the date of acquisition.  The Company allocated approximately $9.5 million of the purchase price to intangible assets comprised of existing technology, patents, trademarks and other purchased intangibles.  In addition, approximately $13.3 million of the purchase price was allocated to in-process research and development (Note 12).  The excess purchase price of approximately $20.1 million after this allocation has been accounted for as goodwill.  The change in the carrying amounts of goodwill and intangible assets from the date of the acquisition to September 30, 2005 are due to our translating the non-U.S. currency denominated balances at the prevailing exchange rate on the balance sheet date.

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

The following represents the pro forma results of the ongoing operations for ABIOMED and Impella as though the acquisition of Impella had occurred at the beginning of the periods shown (in thousands, except per share data).  The pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three Months Ended		Six Month Ended
	Sept. 30 2005	Sept. 30 2004	Sept. 30 2005	Sept. 30 2004

Revenue	$10,936	$10,945	$19,525	$18,590
Net loss	$(2,779)	$(1,660)	$(11,141)	$(6,561)

Net loss per common share (basic and diluted)	$(0.11)	$(0.06)	$(0.43)	$(0.25)

10. Intangible Assets and Goodwill

The carrying amount of goodwill was $18.9 million at September 30, 2005 and was recorded in connection with the Company’s acquisition of Impella (Note 9).

The Company’s intangible assets in the consolidated balance sheets are detailed as follows (in thousands):

	September 30, 2005			March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Patents	$6,942	$1,090	7 years	$1,053	$683	7 years
Trademarks and tradenames	390	71	7 years	94	46	7 years
Distribution agreements	748	45	7 years	—	—
Acquired technology	2,037	121	7 years	—	—
Total	$10,117	$1,327		$1,147	$729

Amortization expense for intangible assets totaled $356,000 and $606,000 during the three and six months ended September 30, 2005, and $35,000 and $72,000 for the three and six months ended September 30, 2004, respectively.  Expense for abandonment of certain patents was $19,000 and $48,000 for the three and six months ended September 30, 2004.  No patents have been abandoned during the six months ended September 30, 2005.

11. Research and Development

Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing and testing new products and significant enhancements to existing products.  Research and development costs consist of the following amounts (in thousands):

	Three Months Ended		Six Month Ended
	Sept. 30 2005	Sept. 30 2004	Sept. 30 2005	Sept. 30 2004

Internally funded	$4,565	$3,319	$8,740	$6,521
Incurred under government contracts and grants	109	103	140	209

Total research and development expense	$4,674	$3,422	$8,880	$6,730

12. Expensed In-Process Research and Development

In connection with the acquisition of Impella, the Company expensed $13.3 million of purchased in-process research and development (IPR&D) encompassing on-going research and development activities that to date, progressed to a technological feasibility stage, as well as existing technologies and products that require regulatory approval for market clearance and therefore are considered incomplete.

The amount was determined by identifying IPR&D activities that have reached the “substance” stage of development and for which no alternative future use exists.  In addition, the fair value of existing technology for U.S. based sales is included in expensed IPR&D due to the additional risks and expense incurred by the combined entity in obtaining regulatory approval for U.S. based market sales.

Management determined the valuation of the IPR&D using a number of factors.  The value was based primarily on the discounted cash flow method.  This valuation included consideration of (i) the stage of completion of each of the projects, (ii) the technological feasibility of each of the projects, (iii) whether the projects had an alternative future use, (iv) the estimated future residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives, and (v) whether additional product development costs or regulatory risks would be incurred to bring the technology to completion.

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

13. Comprehensive Income (Loss)

Comprehensive income (loss) details follow (in thousands):

	Three Months Ended		Six Month Ended
	Sept. 30 2005	Sept. 30 2004	Sept. 30 2005	Sept. 30 2004

Net income (loss)	$(2,779)	$459	$(21,287)	$(1,920)
Other comprehensive loss:
Foreign currency translation adjustments	(103)	—	(2,045)	—
Total comprehensive income (loss)	$(2,882)	$459	$(23,332)	$(1,920)

14. Segment and Enterprise Wide Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise.  The Company believes that it operates in one business segment– the research, development and sale of medical devices to assist or replace the pumping function of the failing heart.  Approximately 60% of the Company’s total consolidated assets are located within the United States as of September 30, 2005.  Remaining assets are located in Europe.  International sales accounted for 15% and 5% of total product revenue during the three months ending September 30, 2005 and 2004 and 16% and 5% for the six months ended September 30, 2005 and 2004, respectively.

15. Commitments and Contingencies

We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of September 30, 2005 and March 31, 2005.

On May 10, 2005, the Company acquired all of the shares of outstanding capital stock of Impella CardioSystems AG (“Impella”), a manufacturer of minimally invasive cardiovascular support systems headquartered in Aachen, Germany (Note 9).  The aggregate purchase price was approximately $45.1 million, which consisted of $42.2 million of our common stock, $1.6 million of cash paid to certain former shareholders of Impella, and $1.3 million of transaction costs, consisting primarily of fees paid for financial advisory and legal services.

In addition, the agreement provides that we may make additional contingent payments based on our future stock price performance and additional milestone payments related to FDA approvals and unit sales of Impella products.  In general, if our stock price is between $15 and $18 as of the 18 month anniversary of the closing date, based on the daily volume weighted average price per share for the 20 trading days prior to such date, we will issue additional consideration equal to the difference between $18 and such average stock price, times $4,200,000. For example:

•      if the average stock price on the 18 month date is $16, we will be obligated to pay additional consideration of approximately $8.4 million,

•      if the average stock price on the 18 month date is $17, we will be obligated to pay additional consideration of approximately $4.2 million, and

•      if the average stock price on the 18 month date is outside of the $15 to $18 range, we will not be obligated to pay any additional consideration.

This payment may be made, at our option, by any combination of cash or stock. In addition, there are provisions that will reduce this amount to the extent that the Impella stockholders have, prior to the 18-month date, sold any of the shares we issued to them at the closing.

In addition to the payments described above related to the average stock price on the 18-month date, we have also agreed, subject to certain exceptions based on future stock price performance that are set forth in the agreement, to make additional payments of up to $16.75 million based on the following milestones:

•      upon FDA approval of Impella’s 2.5 liter pump system, a payment of $5,583,333,

•      upon FDA approval of Impella’s 5.0 liter pump system, a payment of $5,583,333, and

•      upon the sale of 1,000 units of Impella’s products worldwide between the closing and December 31, 2007, a payment of $5,583,334.

These milestone payments may be made, at our option, by a combination of cash or stock, except that no more than an aggregate of $15 million of these milestone payments may be made in the form of stock.  In addition, the agreement specifically provides that under no circumstances will we deliver or be obligated to deliver a number of shares of our stock that would require that our stockholders would be or would have been required to approve this transaction under applicable Nasdaq rules or other securities laws.  If any contingent payments are made, they will result in an increase to the carrying value of goodwill.

The foregoing notwithstanding, if the average market price per share of ABIOMED’s Common Stock, as determined in accordance with the purchase agreement, as of the date any of the three milestones is achieved is $22 or more, no additional contingent consideration will be required with respect to the milestone.  If the average market price is between $18 and $22 on the date of the Company’s achievement of a milestone, the relevant milestone payment will be reduced ratably.

The Company leases an operating facility in Aachen, Germany, with terms through the fiscal year 2008.  This lease may be extended, at the Company’s option, for one successive additional period of four years based on the then current fair rental value.  The rent expense under this lease during the Company’s fiscal year ending March 31, 2006 will be approximately $400,000.  The remainder of the Company’s commitments for lease agreements have not changed significantly from the disclosure in the Annual Report on Form 10-K as of March 31, 2005.

The Company has a consulting agreement with David M. Lederman, Ph.D., its former Chief Executive Officer and former Chairman of its Board of Directors.  Under this consulting agreement, Dr. Lederman has agreed to serve as a senior advisor.  The agreement provides that Dr. Lederman will receive $200,000 per year for four years, starting on April 2, 2005.  Payments under the agreement will commence on October 2, 2005.  The Company is recognizing the cost of this agreement pro ratably over the term of the agreement.  In addition, the Company will continue to provide Dr. Lederman with certain healthcare and other benefits, including administrative support, in exchange for his continued service as a senior advisor.  Dr. Lederman’s existing non-qualified stock options that were awarded in the past during his tenure as the Company’s CEO will continue to vest during the term of his service as an advisor and he will have the ability to exercise those options during such term.  The cost of Dr. Lederman’s unvested options will be recognized during the term of the agreement.

16. New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs (FAS 151), which adopts wording from the International Accounting Standards Board’s (ISAB) Standard No. 2, Inventories, in an effort to improve the comparability of international financial reporting.  The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost.  Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility.  The Company is still assessing the impact of adopting SFAS No. 151.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (FAS 153) which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance.  The Company’s adoption of FAS 153 did not have a significant impact on the Company’s consolidated financial statements.

In December 2004 the FASB issued a revised Statement of Financial Accounting Standard (SFAS) No. 123, Share-Based Payment (FAS 123(R)).  FAS 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  In April

2005, the SEC announced the adoption of a new rule that amends the effective date for SFAS 123(R).  The requirements of SFAS 123(R) are effective for annual fiscal periods beginning after June 15, 2005.  Currently, the Company follows APB No.25 which does not require the recognition of compensation expense relating to the issuance of stock options as long as the quoted market price of the Company’s stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock.  The original FAS 123 requires footnote disclosure only of pro forma net income as if a fair-value-based method had been used.  The adoption of SFAS 123(R) is expected to have a material impact on the Company’s consolidated financial statements, although management is still evaluating the impact.

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

17.       Subsequent Event

On November 3, 2005 the Company undertook a reduction in its U.S. workforce of approximately 9% in order to reduce costs and to reallocate resources to the expansion of its U.S. and European direct sales organizations.   Postemployment benefits related to this workforce reduction for severance, medical and dental insurance through the severance period and outplacement services are estimated to be $200,000 and will be recorded in the Company’s fiscal quarter ended December 31, 2005.

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

Our AbioCor Implantable Replacement Heart, the world’s first battery-powered implantable replacement heart system, was the subject of an initial clinical trial under an investigational device exemption from the FDA.  The AbioCor has not been approved for commercial distribution, and is not available for use or sale outside of the initial clinical trial.  The AbioCor, the development of which follows decades of fundamental and applied research, development and testing, is intended to extend life and provide an improved quality of life for end-stage acute and chronic heart failure patients.  Another area of focused effort involves adaptation and development of the AbioCor II Heart, based, in part, on technology acquired in 2000 from The Pennsylvania State University.  The AbioCor II Heart is the only implantable heart system other than the AbioCor to survive the rigor of the replacement heart development program funded by the U.S. National Heart Lung and Blood Institute.

In May 2005, we completed the acquisition of Impella CardioSystems AG (Impella), located in Aachen, Germany.  Impella manufactures, sells and supports the world’s smallest, minimally invasive, high performance micro blood pumps with integrated motors and sensors for use in interventional cardiology and heart surgery.  Impella’s Recover System pumps are designed to provide left ventricle support for patients requiring hemodynamic stabilization, or suffering from reduced cardiac output and can potentially aid in recovering the hearts of patients suffering from acute myocardial infarction (AMI or Heart Attack).  Impella has CE marks for each of its devices and currently markets them throughout Europe.  We intend to seek FDA approval to sell the Impella Recover System blood pumps in the United States in order to address wider market opportunities for cardiac assist, recovery and replacement.

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

SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2004

PRODUCT REVENUES

Product revenues for the second fiscal quarter ended September 30, 2005 were $10.8 million or a 3.7% increase over the $10.4 million reported for the second fiscal quarter ended September 30, 2004. The increase is primarily the result of the addition of Impella product revenues, while revenues from the AB5000 and BVS circulatory assist products are at the same levels as the prior year.  International sales including sales from our international subsidiaries ABIOMED BV and Impella (for fiscal 2006 only), accounted for 15% and 5% of total product revenue during the three months ended September 30, 2005 and 2004, respectively.

For the six month period ended September 30, 2005 revenues increased by $1.4 million or 8.0% from $17.7 million in fiscal 2005 to $19.2 million in fiscal 2006. The increase is primarily the result of increased unit sales of the AB5000 ventricles, new product support and service revenues and the addition of Impella revenues.  These increases were partially offset by a decrease in BVS blood pump and console sales.  International sales including sales from our international subsidiaries ABIOMED BV and Impella (for  fiscal 2006 only), accounted for 16% and 5% of total product revenue during the six months ended September 30, 2005 and 2004, respectively.

FUNDED RESEARCH AND DEVELOPMENT REVENUES

During recent years our efforts to obtain government research and development contracts and grants have been limited, as a result of redirecting our technical personnel and other resources towards development and commercialization of new and existing technology.  As a result, externally funded research and development revenues were minimal at $0.2 million for the three and six months ended September 30, 2005 and $0.1 million for the three and six months ended September 30, 2004.

We account for funded research and development revenues as work is performed.  As of September 30, 2005, our total backlog of government research and development contracts and grants was $0.2 million.

COST OF PRODUCT REVENUES

Cost of product revenues as a percentage of product revenues was 22.8% for the quarter ended September 30, 2005 versus 23.4% in the same period the prior year. The decrease is attributed to a higher ratio of blood pump sales during the quarter.  Our disposable blood pumps historically have a greater gross profit margin than our consoles.

For the six month period cost of product revenues was 25.0% as compared to 23.6% for the same period the prior year.  The increase in the cost of product revenues for the year is primarily due to the impact of Impella operations on our consolidated results.  Impella’s product margins are currently lower than our historical experience with our legacy products.

We expect product margins to remain at or slightly above these levels as the sales and manufacturing volume of Impella devices continue to increase.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased by $1.3 million or 36.6% to $4.7 million in the three months ended September 30, 2005, from $3.4 million in the three months ended September 30, 2004.  For the six month period research and development expenses increased by $2.2 million or 31.9% to $8.9 million from $6.7 million for the comparable period the prior year.  The increase relates to our efforts to explore new technologies and to bring new products to market in the next 24 months.  These efforts include additional research and development efforts at Impella and expenses related to our efforts to seek regulatory approval for several Impella devices in the U.S.  Although we continue to incur costs for the AbioCor artificial heart program, those costs are at a reduced level in comparison to the prior year while we continue our efforts to obtain HDE approval from the FDA.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $2.5 million, or 58.7%, to $6.8 million in the three months ended September 30, 2005, from $4.3 million in the three months ended September 30, 2004.  The increase is primarily due to the expansion of the sales and marketing organization including additional sales representatives and clinical specialists in the U.S. and Europe, and to the inclusion of Impella’s expenses during the current fiscal year. We also incurred additional audit related expenses directly related to the Impella acquisition during the three months ended September 30, 2005.

Selling, general and administrative expenses increased by $4.9 million, or 53.4%, to $14.1 million in the six months ended September 30, 2005, from $9.2 million in the six months ended September 30, 2004.  The increase is primarily due to the reasons explained above for the three months ended September 30, 2005. Year to date expenses also include costs related to Sarbanes-Oxley compliance performed during the first quarter as well as legal and audit expenses related to the acquisition of Impella.

EXPENSED IN-PROCESS RESEARCH AND DEVELOPMENT

The Company recorded a $13.3 million charge to in-process research and development expense during the quarter ended June 30, 2005.  This charge represent research and development acquired in connection with the Company’s acquisition of Impella on May 10, 2005 that does not have a future foreseeable alternative use.

NET PROFIT OR LOSS

During the quarter ended September 30, 2005 the Company had a net loss of $2.8 million, or $0.11 per share.  This compares to a net profit of $0.5 million or $0.02 per share for the three months ended September 30, 2004.  During the six months ended September 30, 2005 the Company had a net loss of $21.3 million, or $0.85 per share.  This compares to a net loss of $1.9 million or $0.09 per share for the six months ended September 30, 2004. The loss for the quarter and six months ended September 30, 2005 incorporates the year to date results of Impella, and includes a non-recurring expense of in-process research and development of $13.3 million associated with the acquisition of Impella.

We expect to continue to incur net losses in the foreseeable future as we continue to have significant expenditures relating to research and development for new and existing products, including clinical and regulatory costs.

LIQUIDITY AND CAPITAL RESOURCES

We have supported our operations primarily with net revenues from sales of our BVS and AB5000 circulatory assist product line, government contracts and proceeds from our equity financing.  As of September 30, 2005, our cash, cash equivalents, and investments totaled $35.7 million, a decrease of $8.0 million from the $43.6 million in cash and investments at March 31, 2005.

During the six months ended September 30, 2005, cash used by operating activities was $6.1 million, 40.7% greater than the $4.4 million used by operations in the six months ending September 30, 2004.  The increased use of cash for the period is primarily driven by the net loss for the period of $21.3 million.  This compares to a net loss of $1.9 million in the same period of the prior year. Inventory increased by $0.9 million during the six months ended September 30, 2005 as a result of the acquisition of Impella and our efforts to have products available for anticipated sales growth.  A decrease in trade receivables of $1.0 million and non-cash expenditures of $1.7 million for depreciation and amortization and an increase to our bad debt reserve offset some of the effect of the net loss and inventory increase during the six months ended September 30, 2005.  We also had a one-time non-cash expenditure of $13.3 million for in-process research and development related to the acquisition of Impella.  Net cash consumption from all activities, as determined by the net change in cash, short-term marketable securities and long-term investments, was $8.0 million for the six months ended September 30, 2005, compared to $2.0 million consumed for the six months ended September 30, 2004.  The Company benefited from $1.4 million in cash proceeds as a result of employee stock option exercises and employee participation in the Company’s stock purchase plan during the six months ended September 30, 2005. During the six months ended September 30, 2005, cash used to acquire Impella including acquisition costs was approximately $2.2 million, net of cash acquired.

We believe that our revenue from product sales together with existing resources will be sufficient to fund our planned operations, including funding the operating capital needs of Impella, funding potential contingent cash payments to Impella’s former shareholders in accordance with the Impella purchase agreement, the planned expenditures for our AbioCor and AbioCor II implantable replacement hearts, and development and continued commercialization efforts for the BVS, AB5000 and Impella products, for at least the next twelve months.  We anticipate that the funding requirements for Impella’s operations and regulatory approval process will range between $12.0 and $15.0 million in the next twelve to eighteen months.  We may need additional funds for possible strategic acquisitions of businesses, products or technologies complementary to our business, including their subsequent integration into our operations.  If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.

Income taxes incurred during the six months ended September 30, 2005 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

CRITICAL ACCOUNTING ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, warranty obligations, inventory valuations, income taxes and our recent valuation of the tangible and intangible assets acquired in connection with our acquisition of Impella.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Please refer to the Critical Accounting Estimates section of Item 7 that is contained in our Annual Report on Form 10-K for the fiscal year ending March 31, 2005.

COMMITMENTS AND CONTINGENCIES

We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers, that include indemnification provisions.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of September 30, 2005 and March 31, 2005.

On May 10, 2005, the Company acquired all of the shares of outstanding capital stock of Impella CardioSystems AG (“Impella”), a manufacturer of minimally invasive cardiovascular support systems headquartered in Aachen, Germany (Note 9).  The aggregate purchase price was approximately $45.1 million, which consisted of $42.2 million of our common stock, $1.6 million of cash paid to certain former shareholders of Impella, and $1.3 million of transaction costs, consisting primarily of fees paid for financial advisory and legal services.

In addition, the agreement provides that we may make additional contingent payments based on our future stock price performance and additional milestone payments related to FDA approvals and unit sales of Impella products.  In general, if our stock price is between $15 and $18 as of the 18 month anniversary of the closing date, based on the daily volume weighted average price per share for the 20 trading days prior to such date, we will issue additional consideration equal to the difference between $18 and such average stock price, times $4,200,000. For example:

•      if the average stock price on the 18 month date is $16, we will be obligated to pay additional consideration of approximately $8.4 million,

•      if the average stock price on the 18 month date is $17, we will be obligated to pay additional consideration of approximately $4.2 million, and

•      if the average stock price on the 18 month date is outside of the $15 to $18 range, we will not be obligated to pay any additional consideration.

This payment may be made, at our option, by any combination of cash or stock. In addition, there are provisions that will reduce this amount to the extent that the Impella stockholders have, prior to the 18-month date, sold any of the shares we issued to them at the closing.

In addition to the payments described above related to the average stock price on the 18-month date, we have also agreed, subject to certain exceptions based on future stock price performance that are set forth in the agreement, to make additional payments of up to $16.75 million based on the following milestones:

•      upon FDA approval of Impella’s 2.5 liter pump system, a payment of $5,583,333,

•      upon FDA approval of Impella’s 5.0 liter pump system, a payment of $5,583,333, and

•      upon the sale of 1,000 units of Impella’s products worldwide between the closing and December 31, 2007, a payment of $5,583,334.

These milestone payments may be made, at our option, by a combination of cash or stock, except that no more than an aggregate of $15 million of these milestone payments may be made in the form of stock.  In addition, the agreement specifically provides that under no circumstances will we deliver or be obligated to deliver a number of shares of our stock that would require that our stockholders would be or would have been required to approve this transaction under applicable Nasdaq rules or other securities laws.  If any contingent payments are made, they will result in an increase to the carrying value of goodwill.

The foregoing notwithstanding, if the average market price per share of ABIOMED’s Common Stock, as determined in accordance with the purchase agreement, as of the date any of the three milestones is achieved is $22 or more, no additional contingent consideration will be required with respect to the milestone.  If the average market price is between $18 and $22 on the date of the Company’s achievement of a milestone, the relevant milestone payment will be reduced ratably.

RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

This document contains forward-looking statements, including statements regarding new products under development and adequacy of existing resources.  The Company’s actual operating results, including our AbioCor and AbioCor II development and regulatory milestones, commercial sales of our heart assist products and adequacy of resources, may differ materially based on a number of factors, both known and unknown, including: use of estimates, uncertainty of product development, clinical trials, regulatory approvals and commercial acceptance; complex manufacturing; high quality requirements; the need to demonstrate required reliability of products under development; dependence on key personnel; difficulties in attracting and retaining key personnel; competition and technological change; government regulations including the FDA and other regulatory agencies; risks associated with international expansion and operations; dependence on limited sources of supply; future capital needs and uncertainty of additional funding; dependence on third-party reimbursement; successful integration of our new Impella business unit; potential inadequacy of product liability insurance; dependence on patents and proprietary rights; and other risks detailed in our Annual Report on Form 10-K for the year ended March 31, 2005 with the U.S. Securities and Exchange Commission. Investors are cautioned that all such statements involve risks and uncertainties.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

While we do not invest for speculative purposes, we are exposed to market risk related to changes in interest rates.  Our guidelines allow for an investment portfolio consisting mainly of U.S. Treasury notes, federal agency obligations, state and municipal bonds and corporate bonds with maturities of two years or less and ratings of at least AA by Moody’s or Standard & Poor’s.  These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2005, we believe the decline in fair market value of our investment portfolio would be immaterial.  We believe, however, that we have the ability to hold our fixed income investments until maturity and therefore would not expect our operating results or cash flows to be affected by a change in market interest rates on our securities portfolio.

CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Acting Chief Financial Officer (the principal accounting officer), and all members of our senior management team held a Disclosure Committee meeting on October 24, 2005, and after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) our Chief Executive Officer and our Acting Chief Financial Officer have concluded that, based on such evaluation as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by the Company, including our consolidated subsidiaries, in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms.

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

During the second quarter of our fiscal year ending March 31, 2006, there where no changes in our internal control over financial reporting identified in connection with the evaluation described above that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.  We continue to assess our internal control over financial reporting as it relates to our recent acquisition of Impella.  We have made a number of internal control changes as part of our financial integration process and anticipate that further changes will be made as we continue with the assessment.

PART II.  OTHER INFORMATION

Item 1.                                                           Legal Proceedings

None

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                                                           Defaults upon Senior Securities

None

Item 4.                                                           Submission of Matters to a Vote of Security Holders

(a)  At the Company’s Annual Meeting of Shareholders held on August 10, 2005, the stockholders approved the following:

Elected two persons to serve as Class I directors for three-year terms as follows:

Director	Votes for	Votes Withheld

Desmond H. O’Connell, Jr.	20,244,646	1,105,017
Dorothy E. Puhy	20,576,167	773,496

In addition, the term of office of the directors whose names are set forth below continued after the meeting:

Michael R. Minogue

Dr. W. Gerald Austen

John F. O’Brien

David Gottlieb

Henri A. Termeer

(b)  A proposal to amend the Company’s 2000 Stock Incentive Plan to increase the number of shares available for issuance under the Plan from 2,900,000 to 4,900,000.  The proposal received 9,725,546 votes for and 2,691,910 votes against.  There were 41,343 abstentions and 8,890,864 non-voting.

Item 5.                                                           Other Information

On November 3, 2005 the Company undertook a reduction in its U.S. workforce of approximately 9% in order to reduce costs and to reallocate resources to the expansion of its U.S. and European direct sales organization.   Postemployment benefits related to this workforce reduction for severance, medical and dental insurance through the severance period and outplacement services are estimated to be $200,000 and will be recorded in the Company’s fiscal quarter ended December 31, 2005.

Item 6.                                                           Exhibits

Exhibits

(3.1)	Restated Certificate of Incorporation – filed as Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-36657) (the “1997 Registration Statement”).*

(3.2)	Restated By-Laws, as amended – filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.*

(3.3)	Certificate of Designations of Series A Junior Participating Preferred Stock – filed as Exhibit 3.3 to the 1997 Registration Statement.*

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

(10.1)	Form of Indemnification Agreement for Directors and Officers – filed as Exhibit 10.13 to the 1987 Registration Statement.*

(10.2)	1992 Combination Stock Option Plan, as amended – filed as Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 30, 1997 (the “September 1997 10-Q”).* **

(10.3)	1988 Employee Stock Purchase Plan, as amended – filed as Exhibit 10.11 to our Form 10-Q for the fiscal quarter ending December 31, 2004.* **

(10.4)	1989 Non-Qualified Stock Option Plan for Non-Employee Directors – filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 30, 1995.* **

(10.5)	Facility Lease dated January 8, 1999 for the premises at 22 Cherry Hill Drive - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended December 31, 1998.*

(10.6)	1998 Equity Incentive Plan - filed as Exhibit 10 to our Form 10-Q/A for the fiscal quarter ended September 30, 1998.* **

(10.7)	Form of Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.8)	Schedule related to Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.9)	2000 Stock Incentive Plan, as amended - filed as Appendix A to our 2005 Proxy Statement filed on July 15, 2005. * **

(10.10)	Employment Agreement of Michael R. Minogue, President and Chief Executive Officer of ABIOMED, Inc. – filed as Exhibit 10.10 to our Form 10-Q for the fiscal quarter ended June 30, 2004. * **

(10.11)	Inducement stock option granted to Michael R. Minogue dated April 5, 2004 – filed as Exhibit 10.10 to our Form 10-Q for the fiscal quarter ended June 30, 2004. * **

(10.12)	Share Purchase Agreement for the acquisition of Impella CardioSystems AG, dated April 26, 2005 – as filed as Exhibit 2.1 to our form 8-K filed on May 16, 2005*

(10.13)	Registration Rights and Stock Restriction Agreement between ABIOMED, Inc. and the Stockholders of Impella CardioSystems AG – as filed as Exhibit 10.1 to our Form 8-K filed on May 16, 2005*

(10.14)	Consulting Agreement between ABIOMED, Inc. and Dr. David M. Lederman dated October 17, 2005 – as filed as Exhibit 10.1 to our Form 8-K filed on October 21, 2005*

(10.15)	Restricted Stock Agreement between ABIOMED, Inc. and Michael R. Minogue – dated April 28, 2005**

(11.1)	Statement regarding computation of Per Share Earnings - see Note 7, Notes to Consolidated Financial Statements.

(31.1)	Certification of Principal Executive Officer

(31.2)	Certification of Principal Financial Officer

(32.1)	Section 1350 Certification.

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

ABIOMED, Inc.

Date: November 9, 2005	/s/ Charles B. Haaser
Charles B. Haaser
Controller
Principal Accounting Officer
Principal Financial Officer