Form 10-Q
period 2005-12-31
ABIOMED INC
filed 2006-02-09
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes                            ☒                                                                                    No                                ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                            ☐                                                                                    No                                ☒

As of February 1, 2006, there were 26,384,305 shares outstanding of the registrant’s common stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2005	March 31, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,907	$7,618
Short-term marketable securities (Note 8)	24,049	33,887
Accounts receivable, net of allowance for doubtful accounts of $124 at December 31, 2005 and $64 at March 31, 2005	8,416	8,635
Inventories (Note 6)	6,020	3,877
Prepaid expenses and other current assets	967	1,207
Total current assets	47,359	55,224

Long-term investments (Note 8)	—	2,112
Property and equipment, net of accumulated depreciation of $11,743 and $10,867 at December 31, 2005 and March 31, 2005, respectively	3,870	2,804
Intangible assets, net (Note 10)	8,301	418
Goodwill (Note 10)	21,994	—
Other assets	321	503
Total assets	$81,845	$61,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,803	$1,132
Accrued expenses	4,213	3,623
Deferred revenues	391	127
Total current liabilities	6,407	4,882

Deferred tax liability	3,736	—

Commitments and Contingencies (Note 15)

Stockholders’ Equity:
Class B Preferred Stock, $.01 par value- Authorized- 1,000,000 Shares; Issued and outstanding-none	—	—
Common Stock, $.01 par value
Authorized - 100,000,000 shares;
Issued - 26,379,005 shares at December 31, 2005 and 22,079,311 shares at March 31, 2005
Outstanding - 26,372,826 shares at December 31, 2005 and 22,079,311 shares at March 31, 2005	264	221
Additional paid-in capital	213,916	170,095
Deferred stock-based compensation	(204)	(278)
Accumulated deficit	(139,626)	(113,859)
Treasury stock, at cost; 6,179 shares at December 31, 2005	(66)	—
Accumulated other comprehensive loss (Note 13)	(2,582)	—
Total stockholders’ equity	71,702	56,179
Total liabilities and stockholders’ equity	$81,845	$61,061

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share and share data)

	Three Months Ended		Nine Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Revenues:
Products	$10,447	$9,551	$29,605	$27,293
Funded research and development	68	15	269	151
	10,515	9,566	29,874	27,444

Costs and expenses:
Cost of product revenues	3,070	2,457	7,851	6,643
Research and development (Note 11)	4,564	3,375	13,444	10,105
Selling, general and administrative	7,421	4,258	21,586	13,493
Expensed in-process research and development (Note 12)	—	—	13,306	—
	15,055	10,090	56,187	30,241

Loss from operations	(4,540)	(524)	(26,313)	(2,797)

Other income, net:
Investment income	316	203	876	544
Foreign exchange gain (loss)	(56)	116	(168)	120
Other	53	4	91	12
	313	323	799	676

Loss before provision for income taxes	(4,227)	(201)	(25,514)	(2,121)

Provision for income taxes (Note 18)	253	—	253	—
Net loss	$(4,480)	$201	$(25,767)	$(2,121)

Net loss per share (Note 7):
Basic	$(0.17)	$(0.01)	$(1.01)	$(0.10)
Diluted	$(0.17)	$(0.01)	$(1.01)	$(0.10)

Weighted average shares outstanding (Note 7):
Basic	26,350,871	21,952,158	25,447,494	21,779,858
Diluted	26,350,871	21,952,158	25,447,494	21,779,858

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	December 31, 2005	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,767)	$(2,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,962	944
Bad debt expense (recovery)	102	(37)
Loss on abandonment of patents	—	48
Write-down of inventory	269	—
Increase in deferred taxes	253	—
Stock-based compensation	179	29
Expensed in-process research and development	13,306	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	775	(1,239)
Inventories	(1,232)	(1,701)
Prepaid expenses, other current assets	720	346
Other long term assets	22	—
Accounts payable	75	(306)
Accrued expenses	17	97
Deferred revenue	256	(54)
Net cash used in operating activities	(9,063)	(3,994)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of short and long-term securities	36,242	29,571
Purchases of short and long-term securities	(24,293)	(28,511)
Business acquisition, net of cash acquired	(2,562)	—
Additions to patents	(112)	(16)
Purchases of property and equipment	(1,547)	(558)
Net cash provided by investing activities	7,728	486

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock issued under employee stock purchase plan	1,560	3,837
Repurchase of common stock	(66)	—
Net cash provided by financing activities	1,494	3,837

NET INCREASE IN CASH	159	329

EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS	130	(92)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,618	6,893

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,907	$7,130

Supplemental Disclosures
Common shares issued for business acquisition	$42,200	$—
Income taxes paid, net of refunds	60	79

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

In our opinion, the accompanying consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of December 31, 2005 and for the three and nine months then ended.  The results of operations for the three and nine months ended December 31, 2005 may not be indicative of the results that may be expected for the full fiscal year.

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

Translation of Foreign Currencies

The Euro is the functional currency for Impella (Note 9). As such, Impella’s assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet date while revenues and expenses are translated at average exchange rates prevailing during the period.  Any resulting translation gains or losses are included in accumulated other comprehensive loss in the consolidated balance sheet at December 31, 2005.

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

Goodwill

As a result of the acquisition of Impella (Note 9), the Company’s balance sheet as of December 31, 2005 includes goodwill.  We assess the realizability of the goodwill on our books annually at October 31st as well as whenever events or changes in circumstances indicate that the goodwill may be impaired as required by SFAS No. 142, Goodwill and Other Intangible Assests.. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset.  The Company’s ability to realize the value of the goodwill will depend on the future cash flows of these businesses.  If we are not able to realize the value of the goodwill, we may be required to incur material charges relating to the impairment of those assets.  We completed our first annual review of goodwill as of October 31, 2005 and have determined that no write-down for impairment is necessary.

Treasury Stock

In September 2005 the Company reacquired 6,179 shares of its common stock from a pool of 210,000 shares held in escrow in accordance with the terms of the Impella purchase agreement.  The Company is accounting for these treasury shares using the cost method.

3.              Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimated or assumed. The more significant estimates reflected in these financial statements include, but are not limited to, collectibility of accounts receivable, inventory valuation and accrued expenses.

4.              Accounting for Stock-Based Compensation

The Company maintains various stock-based employee and director compensation plans, which are described more fully in Note 7 “Stock Option and Purchase Plans,” in the Notes to Consolidated Financial Statements as filed with the SEC in the Company’s 2005 Annual Report on Form 10-K.  The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including the guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25 and Emerging Issues Task Force No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.  Accordingly, no compensation expense is recorded for options issued to employees with fixed amounts and fixed exercise prices at least equal to the fair market value of common stock at the date of grant.  Conversely, when the exercise price is below fair market value on the grant date, a charge to compensation expense is recorded ratably over the term of the option vesting period in an amount equal to the difference between exercise price and fair market value.

The Company records compensation expense for certain stock option related events requiring remeasurement in accordance with FASB Interpretation No. 44.  Stock-based awards to non-employees are accounted for at their fair value in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

If compensation cost for grants issued during the nine months ended December 31, 2005 and 2004 under stock-based compensation plans had been determined based on SFAS No. 123, as amended by SFAS 148, the Company’s pro forma net loss and pro forma loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2004

Net loss, as reported	$(4,480)	$(201)	$(25,767)	$(2,121)
Add: Stock based employee compensation included in reported net loss	89	22	179	29
Deduct: Total stock-based employee compensation expense determined under fair value based-method for all awards	(1,004)	(636)	(3,192)	(2,015)

Pro forma net loss	$(5,395)	$(815)	$(28,780)	$(4,107)

Basic and diluted net loss per share
As reported	$(0.17)	$(0.01)	$(1.01)	$(0.10)
Pro forma	$(0.20)	$(0.04)	$(1.13)	$(0.19)

During the nine months ending December 31, 2005, options to purchase 971,025 shares of common stock were granted at prices ranging from $8.36 to $10.98.  All options granted during the period were awarded with an exercise price equal to the fair market value on the date of grant.  Included in the stock options granted during the first quarter were 50,000 non-qualified options granted to a consultant for ongoing corporate legal services to be provided over a four-year period.  These options to a non-employee were considered variable options, the fair value of which were to be expensed over the consulting service period and subject to adjustment based on the market price of the Company’s common stock at the close of each financial reporting period.  On January 3, 2006, however, this consultant became an employee of the Company and as a result, the intrinsic value at the date of the change for the unvested options will be recognized as stock compensation expense over the remaining vesting period.

The Company has a consulting agreement with David M. Lederman, Ph.D., its former Chief Executive Officer and former Chairman of its Board of Directors (Note 15).  Under this consulting agreement, Dr. Lederman has agreed to serve as a senior advisor for four years, starting on April 2, 2005. Dr. Lederman’s existing non-qualified stock options that were awarded in the past during his tenure as the Company’s CEO will remain unmodified and will continue to vest during the term of his service as a non-employee advisor.  He will have the ability to exercise the options during this term.  These options are considered variable options, the fair value of which will be expensed over the term of the consulting agreement, subject to adjustment based on the market price of the Company’s common stock at the close of each financial reporting period.

The fair value of the options granted during the nine months ending December 31, 2005 and 2004 was $4.40 and $3.63, per share, respectively, and was calculated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	December 31, 2005	December 31, 2004

Risk-free interest rate	4.04%	3.69%
Expected dividend yield	—	—
Expected option term in years	7.4 years	7.6 years
Assumed stock price volatility	73%	86%

5.              Warranties

The Company routinely accrues for estimated future warranty costs on its product sales at the time of sale.  The Company’s products are subject to rigorous regulation and quality standards.  The following table summarizes the activities of the warranty reserves for the nine months ending December 31, 2005 and 2004 (in thousands):

	Nine Months Ended
	December 31, 2005	December 31, 2004

Balance at the beginning of the period	$231	$245
Accrual for warranties issued during the period	56	45
Accrual related to pre-existing warranties	65	99
Warranty expense incurred during the period	(215)	(157)
Balance at end of period	$137	$232

6.              Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	December 31, 2005	March 31, 2005

Raw materials	$1,855	$1,016
Work-in-process	865	871
Finished goods	3,300	1,990
	$6,020	$3,877

The Company’s inventories on the balance sheet relate to our temporary cardiac assist product line that includes our AB5000, BVS and Impella products.

During the third fiscal quarter of 2006 the Company recorded a non-cash charge of approximately $269,000 as a result of determining that certain inventory held by its Impella subsidiary had no future net realizable value.  This charge is included in the cost of product sales in the accompanying Consolidated Statement of Operations for the three and nine months ended December 31, 2005.

7.              Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period.  Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) common stock from outstanding stock options and warrants based on the treasury stock method.  In periods when net income is reported the calculation of diluted net income per share typically results in lower earnings per share than is calculated using the basic method.  In periods when a net loss is reported, such as the three and nine months ended December 31, 2005 and 2004, these potential shares from stock options and warrants are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced.  Therefore, in periods when a loss is reported the calculation of basic and dilutive loss per share results in the same value.

The calculation of diluted weighted average shares outstanding for the three and nine months ended December 31, 2005 and 2004 excludes shares issuable pursuant to the options to purchase common stock in those periods when a net loss is incurred as shown below.  These options have an exercise price below the average market price of ABIOMED common stock during the period.

	Three Months Ended		Nine Months Ended
	Dec. 31 2005	Dec. 31 2004	Dec. 31 2005	Dec. 31 2004

Potential dilutive shares from exercise of common stock options	387,589	1,122,972	535,776	1,017,312

The calculation of diluted weighted average shares outstanding for the three and nine months ended December 31, 2005 and 2004 also excludes unissued shares of common stock associated with outstanding stock options that have exercise prices greater than the average market price of ABIOMED common stock during the period as shown in the table below.

	Three Months Ended		Nine Months Ended
	Dec. 31 2005	Dec. 31 2004	Dec. 31 2005	Dec. 31 2004

Outstanding stock options with exercise prices greater than average market price	2,500,742	676,024	1,436,401	806,842

The calculation of diluted weighted average shares outstanding for the three and nine months ended December 31, 2005 and three and nine months ended December 31, 2004 also excludes warrants to purchase up to 400,000 shares of common stock issued in connection with the purchase of intellectual property.  Exercise of the warrants is contingent on the achievement of certain clinical and regulatory milestones associated with the underlying intellectual property by specified dates, the last of which is September 30, 2007.  Warrants not vested and exercised by September 30, 2007 expire.

8.              Marketable Securities and Long-Term Investments

The amortized cost, including interest receivable, and market value of short-term marketable securities were approximately $24,049,000 and $ 23,994,000 at December 31, 2005 and $33,887,000 and $33,773,000 at March 31, 2005, respectively.

The amortized cost, including interest receivable, and market value of long-term investments were approximately $2,112,000 and $2,093,000 at March 31, 2005, respectively.  The Company did not hold any long-term investments at December 31, 2005.

The Company has classified its marketable securities as “hold-to-maturity” securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, due to management’s intention to own these investments until their individual maturities and because it believes the Company has sufficient projected cash inflows, reserves and investments maturing over time to meet its estimated operational cash requirements.

9.              Acquisition

In May 2005, the Company acquired all of the shares of outstanding capital stock of Impella CardioSystems AG (“Impella”), a company headquartered in Aachen, Germany, in exchange for approximately $1.6 million in cash and 4,029,004 shares of ABIOMED common stock, of which 210,000 shares were to be held in escrow through November 2006 for potential indemnification claims by the Company pursuant to the terms of the purchase agreement.  As of December 31, 2005, 6,179 of the 210,000 escrowed shares have been returned to the Company as a result of ABIOMED’s settlement of undisclosed pre-acquisition liabilities.  Impella develops, manufactures and markets minimally invasive cardiovascular support systems for numerous patient indications within the fields of cardiology and cardiac surgery.  Impella’s Recover System pumps are designed to provide left and right ventricle support for patients suffering from reduced cardiac output and can potentially aid in recovering the hearts of patients suffering from acute myocardial infarction (AMI or Heart Attack), including those who have gone into cardiac shock.  Impella has CE marks for each of its commercially available devices and currently markets them throughout Europe.  We intend to seek FDA approval to sell the Impella Recover System blood pumps in the United States in order to address wider market opportunities for cardiac assist and recovery.

The aggregate purchase price was approximately $45.1 million, which consisted of $42.2 million of the Company’s common stock, $1.6 million of cash paid to certain former shareholders of Impella, and $1.3 million of transaction costs, consisting primarily of fees paid for financial advisory and legal services.  We issued 4,029,004 shares of our common stock, the fair value of which was based upon a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced.

In addition, the agreement provides that ABIOMED may make additional contingent payments to Impella’s former shareholders based on the Company’s future stock price performance and additional milestone payments related to FDA approvals and unit sales of Impella products.  In general, if our stock price is between $15 and $18 as of the 18-month anniversary of the closing date, based on the daily volume weighted average price per share for the 20 trading days prior to such date, we will issue additional consideration equal to the difference between $18 and such average stock price, multiplied by 4,200,000 shares.  For example:

•                  if the average stock price on the 18-month date is $16, we will be obligated to pay additional consideration of approximately $8.4 million,

•                  if the average stock price on the 18-month date is $17, we will be obligated to pay additional consideration of approximately $4.2 million, and

•                  if the average stock price on the 18-month date is outside of the $15 to $18 range, we will not be obligated to pay any additional consideration.

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

These milestone payments may be made, at our option, by a combination of cash or stock, except that no more than an aggregate of $15 million of these milestone payments may be made in the form of stock.  In addition, the agreement specifically provides that under no circumstances will we deliver or be obligated to deliver, a number of shares of our stock that would require that our stockholders would be or would have been required to approve this transaction under applicable Nasdaq rules or other securities laws.  If any contingent payments are made, they will result in an increase in the carrying value of goodwill.

The foregoing notwithstanding, if the average market price per share of ABIOMED’s common stock, as determined in accordance with the purchase agreement, as of the date of any of the milestones is achieved is $22 or more, no additional contingent consideration will be required with respect to the achieved milestone.  If the average market price is between $18 and $22 on the date of the Company’s achievement of a milestone, the relevant milestone payment will be reduced ratably.

The acquisition of Impella was accounted for under the purchase method of accounting and the results of operations of Impella have been included in the consolidated results of the Company from the acquisition date.  The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values at the date of acquisition.  The Company allocated approximately $9.5 million of the purchase price to intangible assets comprised of existing technology, patents, trademarks and other purchased intangibles.  In addition, approximately $13.3 million of the purchase price was allocated to in-process research and development (Note 12).  The excess purchase price of approximately $20.1 million after this allocation has been accounted for as goodwill.  The change in the carrying amounts of goodwill and intangible assets from the date of the acquisition to December 31, 2005 are due to our translating the non-U.S. currency denominated balances at the prevailing exchange rate on the balance sheet date.

The following table presents the fair values of assets and liabilities recorded in connection with the Impella acquisition (in thousands).

Cash	$535
Accounts receivable	805
Inventories	1,335
Prepaid expenses and other current assets	514
Property and equipment	589
Intangible assets:
Patents (estimated useful life of 7 years)	6,179
Developed technology (estimated useful life of 7 years)	2,175
Distributor agreements (estimated useful life of 7 years)	800
Trademarks and tradenames (estimated useful life of 7 years)	314
Acquired in-process R&D (“IPR&D”)	13,306
Total intangible assets	22,774
Goodwill	23,612
Accrued expenses and other current liabilities	(1,610)
Deferred tax liability	(3,483)
Total consideration paid	$45,071

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

	Three Months Ended		Nine Months Ended
	Dec. 31 2005	Dec. 31 2004	Dec. 31 2005	Dec. 31 2004

Revenue	$10,515	$10,832	$30,040	$29,422
Net loss	$(4,480)	$(4,985)	$(15,621)	$(11,546)

Net loss per common share (basic and Diluted)	$(0.17)	$(0.19)	$(0.60)	$(0.44)

10.       Intangible Assets and Goodwill

The carrying amount of goodwill was $22.0 million at December 31, 2005 and was recorded in connection with the Company’s acquisition of Impella (Note 9).

The Company’s intangible assets in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2005			March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Patents	$6,830	$1,310	7 years	$1,053	$683	7 years
Trademarks and tradenames	399	94	7 years	94	46	7 years
Distribution agreements	735	70	7 years	—	—
Acquired technology	2,001	190	7 years	—	—
Total	$9,965	$1,664		$1,147	$729

Amortization expense for intangible assets totaled $348,000 and $955,000 during the three and nine months ended December 31, 2005, and $33,000 and $105,000 for the three and nine months ended December 31, 2004, respectively.  Expense for abandonment of certain patents was $49,000 for the nine months ended December 31, 2004.  No patents were abandoned during either the three or nine months ended December 31, 2005 or the three months ending December 31, 2004.

11.       Research and Development

Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing and testing new products and significant enhancements to existing products.  Research and development costs consist of the following amounts (in thousands):

	Three Months Ended		Nine Months Ended
	Dec. 31 2005	Dec. 31 2004	Dec. 31 2005	Dec. 31 2004

Internally funded	$4,458	$3,334	$13,240	$9,855
Incurred under government contracts and grants	106	41	204	250

Total research and development expense	$4,564	$3,375	$13,444	$10,105

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

The primary basis for determining the technological feasibility of these projects was whether the product has obtained approval from the FDA for commercial sales in the U.S.  As of the acquisition date, the IPR&D projects, as well as the existing technologies and products have not completed or obtained sufficient clinical data to support an application to the FDA seeking commercial approval.

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

13.       Comprehensive Loss

Comprehensive loss details follow (in thousands):

	Three Months Ended		Nine Months Ended
	Dec. 31 2005	Dec. 31 2004	Dec. 31 2005	Dec. 31 2004

Net loss	$(4,480)	$(201)	$(25,767)	$(2,121)
Other comprehensive loss:
Foreign currency translation adjustments	(537)	—	(2,582)	—
Total comprehensive loss	$(5,017)	$(201)	$(28,349)	$(2,121)

14.       Segment and Enterprise Wide Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise.  The Company believes that it operates in one business segment— the research, development and sale of medical devices to assist or replace the pumping function of the failing heart.  Approximately 56% of the Company’s total consolidated assets are located within the United States as of December 31, 2005.  Remaining assets are located in Europe.  International sales accounted for 11% and 9% of total product revenue during the three months ending December 31, 2005 and 2004 and 14% and 7% for the nine months ended December 31, 2005 and 2004, respectively.

15.       Commitments and Contingencies

We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  These indemnification provisions generally survive termination of the underlying agreement.  We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is not quantifiable.  Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005 and March 31, 2005.

On May 10, 2005 the Company acquired all of the shares of outstanding capital stock of Impella Cardiosystems AG (“Impella”), a manufacturer of minimally invasive cardiovascular support systems headquartered in Aachen, Germany   As discussed in Note 9, the purchase agreement contains certain contingent payments to be made in stock and cash based on the Company’s future stock price performance and certain FDA and product sales milestones.

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

16.       New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs (FAS 151), which adopts wording from the International Accounting Standards Board’s (ISAB) Standard No. 2, Inventories, in an effort to improve the comparability of international financial reporting.  The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost.  Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is still assessing the impact of adopting SFAS No. 151.

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

In December 2004 the FASB issued a revised Statement of Financial Accounting Standard (SFAS) No. 123, Share-Based Payment (FAS 123(R)).  FAS 123(R) requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  In April 2005, the SEC announced the adoption of a new rule that amends the effective date for SFAS 123(R).  The requirements of SFAS 123(R) are effective for annual fiscal periods beginning after June 15, 2005.  Currently, the Company follows APB No.25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company’s stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock.  The original FAS 123 requires footnote disclosure only of pro forma net income as if a fair-value-based method had been used.  The adoption of SFAS 123(R) is expected to have a material impact on the Company’s consolidated financial statements. Although management is still evaluating the impact, the Company has provided a pro forma table in Note 4 that shows the estimated impact of stock compensation expense for the three and nine months ended December 31, 2005.

In April 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 Share-Based Payments, which expresses the SEC Staff’s views regarding the application of SFAS No. 123(R). As noted above, the adoption of SFAS No. 123(R), as applied using standards set forth in SAB 107, will have a material impact on the Company’s results of operations and financial position.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47) an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations, (SFAS 143), clarifies the term conditional asset retirement obligation as used in SFAS 143.  The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 is effective for fiscal years ending after December 15, 2005.  Retrospective application for interim financial information is permitted but is not required.  FIN No. 47 was adopted and did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

17.       Restructuring

In December 2005, the Company took action to consolidate its European operations by closing its ABIOMED B.V. facility located in The Netherlands and transferring the AB5000 and BVS 5000 sales and service operations to its Impella CardioSystems facility located in Aachen, Germany.  Accrued restructuring charges at December 31, 2005 include approximately $122,000 related to the cancellation of the facility lease and other agreements, payment of post-employment termination benefits and miscellaneous other costs related to moving the operations to Germany.  The expenses associated with the restructuring are included within selling, general and administrative expenses shown on our Consolidated Statement of Operations for both the three and nine months ended December 31, 2005.

18.  Tax Provision

The Company assesses the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits and as a result the Company has recorded a valuation allowance.  The Company recorded a tax provision of $0.3 million in the third quarter to reflect that certain deferred tax liabilities originating from the amortization of tax deductible (but not book deductible) goodwill that can not be assumed to reverse in so much as the goodwill is an indefinite lived asset for book purposes.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

ABIOMED’s discussion of financial condition and results of operations may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from those anticipated in these forward-looking statements based upon a number of factors, including uncertainties associated with development, testing and related regulatory approvals, anticipated future losses, complex manufacturing, high quality requirements, dependence on limited sources of supply, risks associated with acquisitions, risks associated with international expansion and operations, competition, market acceptance of our new products, technological change, government regulation, future capital needs and uncertainty of additional financing and other risks detailed in the Company’s filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. In particular, we encourage you to review the risks and uncertainties detailed in our Annual Report on Form 10-K for the year ended March 31, 2005 filed with the U.S. Securities and Exchange Commission. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of unanticipated events.

Overview

We are a leading developer, manufacturer and marketer of medical products designed to safely and effectively assist or replace the pumping function of the failing heart.  We currently manufacture and sell two models of our temporary heart assist product. Our AB5000 Circulatory Support System is a heart assist product designed to provide enhanced patient mobility within and between medical centers, to facilitate patient ambulation and to provide enhanced features and ease of use for caregivers.  In April 2003, we introduced the AB5000 console that serves as a platform for ongoing and future blood pump product line enhancements expected to meet patient needs across a broader spectrum of temporary heart assist applications.  In September 2003, we received FDA approval to market the AB5000 Ventricle, the first of these new blood pumps.  Our AB5000 marketing efforts were initially focused on introducing the system in the largest cardiothoracic surgical centers through sales of consoles and blood pumps.  It is our intention to seek expansion of the current approved indications for use of the AB5000 in order to allow support of expanded patient populations for longer periods of support.

Our second temporary heart assist product, the BVS 5000 Biventricular Support System, was the first device approved by the FDA as a bridge-to-recovery device for temporary treatment of all patients with failing but potentially recoverable hearts. The BVS system has an installed base of approximately 800 consoles located in approximately 600 medical centers in the United States, including 70% of all medical centers that perform more than 500 heart surgeries annually. The BVS system has also been placed in more than 100 medical centers outside the United States, primarily in Europe.

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

Our AbioCor Implantable Replacement Heart, the world’s first battery-powered implantable replacement heart system, was the subject of an initial clinical trial under an investigational device exemption from the FDA.  The AbioCor has not been approved for commercial distribution, and is not available for use or sale outside of the initial clinical trial.  The AbioCor, the development of which follows decades of fundamental and applied research, development and testing, is intended to extend life and provide an improved quality of life for end-stage acute and chronic heart failure patients.  Another area of focused effort involves adaptation and development of the AbioCor II, based, in part, on technology acquired in 2000 from The Pennsylvania State University.  In June of 2005 the Circulatory Support Panel considered our application for a Humanitarian Device Exemption (HDE) for the AbioCor.  The Panel voted on several proposed conditions for approval and voted against a motion to disapprove the submission.  The Panel, however, was unable to reach agreement on the appropriate conditions for approval and voted 7 – 6 against the proposition that the packet, as submitted, met the HDE standard.  Since June of 2005, the Company has submitted additional data to the FDA and continues to work with the agency to move forward with the HDE application.

In May 2005, we completed the acquisition of Impella CardioSystems AG (Impella), located in Aachen, Germany.  Impella manufactures, sells and supports the world’s smallest, minimally invasive, high performance micro blood pumps with integrated motors and sensors for use in interventional cardiology and heart surgery.  Impella’s Recover System pumps are designed to provide ventricle support for patients requiring hemodynamic stabilization, or suffering from reduced cardiac output and can potentially aid in recovering the hearts of patients suffering from acute myocardial infarction (AMI or Heart Attack).  Impella has CE marks for each of its devices and currently markets them throughout Europe.  We intend to seek FDA approval to sell the Impella Recover System blood pumps in the United States.  We are positioned to address wider market opportunities for cardiac support, recovery and replacement.

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

THREE AND NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED WITH THREE AND NINE MONTHS ENDED DECEMBER 31, 2004

PRODUCT REVENUES

Product revenues for the third fiscal quarter ended December 31, 2005 were $10.4 million or a 9% increase over the $9.6 million reported for the third fiscal quarter ended December 31, 2004. The increase is primarily the result of the addition of Impella product revenues since its acquisition in May 2005, increased sales of Ventricles, and increased service support contracts and rentals partially offset by decreases in certain other revenues during the quarter compared to the same fiscal period of 2005.

For the nine month period ended December 31, 2005 revenues increased by $2.3 million or 8% from $27.3 million in fiscal 2005 to $29.6 million in fiscal 2006. The increase is primarily the result of the addition of Impella product revenues since its acquisition in May 2005, higher sales of AB5000 Ventricles, partially offset by decreases in certain other revenues during the nine months ended December 31, 2005.

COST OF PRODUCT REVENUES/GROSS MARGINS

Cost of product revenues as a percentage of product revenues was 29% for the quarter ended December 31, 2005 versus 26% in the same period of the prior year.  Cost of product sales can fluctuate from period-to-period as a result of the change in mix of products sold.  During the third fiscal quarter of 2006 the Company recorded a non-cash charge of approximately $269,000 as a result of determining that certain inventory held by its Impella subsidiary had no future net realizable value.  The effect of this charge in the third fiscal quarter of 2006 was a reduction of gross margin of approximately 250 basis points.

For the nine month period cost of product revenues was 27% as compared to 24% for the same period of the prior year.  The inventory write-down discussed above contributed to the reduction of gross margin for the nine months ended December 31, 2005.

On November 3, 2005 the Company undertook a reduction in its U.S. workforce of approximately 9% in order to reduce costs and to reallocate resources to the expansion of its U.S. and European direct sales organization.  Postemployment benefits related to this workforce reduction for severance, medical and dental insurance through the severance period and outplacement services were approximately $130,000 and were recorded in the Company’s fiscal quarter ended December 31, 2005.  The estimated annual savings from this workforce reduction, most of which will be realized in our manufacturing operations is $1.0 million.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased by $1.2 million or 35% to $4.6 million in the three months ended December 31, 2005, from $3.4 million in the three months ended December 31, 2004.  For the nine months ended December 31, 2005 research and development expenses increased by $3.3 million or 33% to $13.4 million from $10.1 million for the comparable period in the prior year.  The increase is primarily the result of including Impella’s research and development expense since its acquisition in May 2005.  The increases in research and development expense for the three and nine months ended December 31, 2005 also reflect our efforts to expand and enhance our products as well as to seek regulatory approval for several

Impella devices in the United States.  Although the Company continues to incur costs for the AbioCor artificial heart program, those costs are at a reduced level in comparison to prior years while we continue our efforts to seek HDE approval from the FDA.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $3.1 million, or 74%, to $7.4 million in the three months ended December 31, 2005, from $4.3 million in the three months ended December 31, 2004.  The increase is primarily due to the inclusion of expenses related to our Impella operations during the three months ended December 31, 2005 and due to the Company’s expansion of its global sales, marketing and clinical specialists organizations.

Selling, general and administrative expenses increased by $8.1 million, or 60%, to $21.6 million in the nine months ended December 31, 2005, from $13.5 million in the nine months ended December 31, 2004.  The addition of expenses related to our Impella operations since its acquisition in May 2005 and the planned expansion of our global sales, marketing and clinical specialists organizations represent the majority of the increase over the prior year.

EXPENSED IN-PROCESS RESEARCH AND DEVELOPMENT

The Company recorded a $13.3 million charge to in-process research and development expense during the quarter ended June 30, 2005.  This charge represents research and development acquired in connection with the Company’s acquisition of Impella on May 10, 2005 that does not have a future foreseeable alternative use.

NET LOSS

During the quarter ended December 31, 2005 the Company incurred a net loss of $4.5 million, or $0.17 per share.  This compares to a net loss of $0.2 million or $0.01 per share for the three months ended December 31, 2004.  During the nine months ended December 31, 2005 the Company incurred a net loss of $25.8 million, or $1.01 per share.  This compares to a net loss of $2.1 million or $0.10 per share for the nine months ended December 31, 2004. The loss for the quarter and nine months ended December 31, 2005 incorporates the year to date results of Impella, and includes a non-recurring expense of in-process research and development of $13.3 million associated with the acquisition of Impella.

We expect to continue to incur net losses for the foreseeable future as we continue to have significant expenditures relating to research and development for new and existing products, including clinical and regulatory costs.

LIQUIDITY AND CAPITAL RESOURCES

We have supported our operations primarily with net revenues from sales of our BVS, AB5000 and Impella Recover circulatory assist product lines, government contracts and proceeds from our equity financing.  As of December 31, 2005, our cash and investments totaled $32.0 million compared to $43.6 million in cash and investments at March 31, 2005 representing cash consumption of $11.6 million.  This compares to $0.8 million consumed for the nine months ended December 31, 2004.

During the nine months ended December 31, 2005, cash used by operating activities was $9.1 million, as compared to $4.0 million used by operations during the same period in the prior year.  The increased use of cash for the period is primarily driven by the net loss for the period of $25.8 million.  This compares to a net loss of $2.1 million in the same period of the prior year. Inventory increased by $1.0 million, net of a write-down of inventory of $0.3 million at Impella during the nine months ended December 31, 2005.  This net increase in inventory is a result of the acquisition of Impella and our efforts to have products available for anticipated sales growth.  A decrease in trade receivables of $0.8 and prepaid expenses of $0.7 million, and non-cash expenditures of $2.1 million for depreciation and amortization and an increase to our bad debt reserve offset some of the effect of the net loss and inventory increase during the nine months ended December 31, 2005.  We also had a one-time non-cash charge of $13.3 million for in-process research and development related to the acquisition of Impella.  The Company benefited from $1.6 million in cash proceeds as a result of employee stock option exercises and employee participation in the Company’s stock purchase plan during the nine months ended December 31, 2005. During the nine months ended December 31, 2005, cash used to acquire Impella including acquisition costs was approximately $2.6 million, net of cash acquired.

We believe that our revenue from product sales together with existing resources will be sufficient to fund our planned operations, including funding the operating capital needs of Impella, funding potential contingent cash payments to Impella’s former shareholders in accordance with the Impella purchase agreement, the planned expenditures for our AbioCor and AbioCor II implantable replacement hearts, and development and continued commercialization efforts for the BVS, AB5000 and Impella Recover products, for at least the next twelve months.  We may need additional funds for possible strategic acquisitions of businesses, products or technologies complementary to our business, including their subsequent integration into our operations.  If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.

Income taxes incurred during the nine months ended December 31, 2005 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

CRITICAL ACCOUNTING POLICIES

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

COMMITMENTS AND CONTINGENCIES

We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions.  Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  These indemnification provisions generally survive termination of the underlying agreement.  We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is not quantifiable.  Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005 and March 31, 2005.

In May 2005, the Company acquired all the shares of outstanding capital stock of Impella CardioSystems AG (“Impella”), a company headquartered in Aachen, Germany.  The aggregate purchase price was approximately $45.1 million, which consisted of $42.2 million of the Company’s common stock, $1.6 million of cash paid to certain former shareholders of Impella, and $1.3 million of transaction costs, consisting primarily of fees paid for financial advisory and legal services.  ABIOMED may make additional contingent payments to Impella’s former shareholders based on the Company’s future stock price performance and additional milestone payments related to FDA approvals and unit sales of Impella products.  These contingent payments range from zero dollars to approximately $29 million and, if necessary, may be made in a combination of cash or stock under circumstances described in the purchase agreement.  These contingent payments are futher described in Note 9 to our consolidated financial statements.  If any contingent payments are made, they will result in an increase to carrying value of goodwill.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE

ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

While we do not invest for speculative purposes, we are exposed to market risk related to changes in interest rates.  Our guidelines allow for an investment portfolio consisting mainly of U.S. Treasury notes, federal agency obligations, state and municipal bonds and corporate bonds with maturities of two years or less and ratings of at least AA by Moody’s or Standard & Poor’s.  These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2005, we believe the decline in fair market value of our investment portfolio would be immaterial.  We believe, however, that we have the ability to hold our fixed income investments until maturity and therefore would not expect our operating results or cash flows to be affected by a change in market interest rates on our securities portfolio.

ITEM 4: CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer, and all members of our senior management team held a Disclosure Committee meeting on January 23, 2006, and after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) our Chief Executive Officer and our Chief Financial Officer have concluded that, based on such evaluation as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by the Company, including our consolidated subsidiaries, in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms.

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

During the third quarter of our fiscal year ending March 31, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.  We continue to assess our internal control over financial reporting as it relates to our recent acquisition of Impella.  We have made a number of internal control changes as part of our financial integration process and anticipate that further changes will be made as we continue with the assessment.

ABIOMED, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

This document contains forward-looking statements, including statements regarding new products under development and adequacy of existing resources. The Company’s actual operating results, including our AbioCor and AbioCor II development and regulatory milestones, our Impella products development and regulatory milestones, commercial sales of our heart assist products and adequacy of resources, may differ materially based on a number of factors, both known and unknown, including: use of estimates, uncertainty of product development, clinical trials, regulatory approvals and commercial acceptance; complex manufacturing; high quality requirements; the need to demonstrate required reliability of products under development; dependence on key personnel; difficulties in attracting and retaining key personnel; competition and technological change; government regulations including the FDA and other regulatory agencies; risks associated with acquisitions; risks associated with international expansion and operations; dependence on limited sources of supply; future capital needs and uncertainty of additional funding; dependence on third-party reimbursement; potential inadequacy of product liability insurance; dependence on patents and proprietary rights; and other risks detailed in our Annual Report on Form 10-K for the year ended March 31, 2005 with the U.S. Securities and Exchange Commission. Investors are cautioned that all such statements involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

	(2.1)	Share Purchase Agreement for the acquisition of Impella Cardio Systems AG, dated April 26, 2005 – as filed as Exhibit 2.1 to our Form 8-K filed on May 16, 2005*

	(3.1)	Restated Certificate of Incorporation – filed as Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-36657) (the “1997 Registration Statement”).*

	(3.2)	Restated By-Laws, as amended – filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.*

	(3.3)	Certificate of Designations of Series A Junior Participating Preferred Stock – filed as Exhibit 3.3 to the 1997 Registration Statement.*

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

(10.1)	Form of Indemnification Agreement for Directors and Officers – filed as Exhibit 10.13 to the 1987 Registration Statement.*

(10.2)	1992 Combination Stock Option Plan, as amended – filed as Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 30, 1997 (the “September 1997 10-Q”).* **

(10.3)	1988 Employee Stock Purchase Plan, as amended – filed as Exhibit 10.11 to our Form 10-Q for the fiscal quarter ending December 31, 2004.* **

(10.4)	1989 Non-Qualified Stock Option Plan for Non-Employee Directors – filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 30, 1995.* **

(10.5)	Facility Lease dated January 8, 1999 for the premises at 22 Cherry Hill Drive - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended December 31, 1998.*

(10.6)	1998 Equity Incentive Plan - filed as Exhibit 10 to our Form 10-Q/A for the fiscal quarter ended September 30, 1998.* **

(10.7)	Form of Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.8)	Schedule related to Change of Control Agreement - filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.9)	2000 Stock Incentive Plan, as amended - filed as Appendix A to our 2005 Proxy Statement filed on July 15, 2005. * **

(10.10)	Employment Agreement of Michael R. Minogue, President and Chief Executive Officer of ABIOMED, Inc. – filed as Exhibit 10.10 to our Form 10-Q for the fiscal quarter ended June 30, 2004. * **

(10.11)	Inducement stock option granted to Michael R. Minogue dated April 5, 2004 – filed as Exhibit 10.10 to our Form 10-Q for the fiscal quarter ended June 30, 2004. * **

(10.12)	Registration Rights and Stock Restriction Agreement between ABIOMED, Inc. and the Stockholders of Impella CardioSystems AG – as filed as Exhibit 10.1 to our Form 8-K filed on May 16, 2005*

(10.13)	Consulting Agreement between ABIOMED, Inc. and Dr. David M. Lederman dated October 17, 2005 – as filed as Exhibit 10.1 to our Form 8-K filed on October 21, 2005*

(10.14)	Restricted Stock Agreement between ABIOMED, Inc. and Michael R. Minogue – dated April 28, 2005 – as filed as Exhibit 10.15 to our Form 10-Q for the fiscal quarter ended September 30, 2005* **

(10.15)	Offer letter with Daniel Sutherby dated December 13, 2005**

(10.16)	Form of ABIOMED, Inc. Non-Statutory Stock Option Agreement for the 2000 Stock Incentive Plan for Directors**

(10.17)	Form of ABIOMED, Inc. Non-Statutory Stock Option Agreement for the 2000 Stock Incentive Plan for Employees or Consultants**

(10.18)	Summary of Executive Compensation**

(10.19)	Summary of Director Compensation**

(10.20)	Software License Agreement between ABIOMED, Inc. and AnswerThink, Inc. dated November 30, 2005

(10.21)	Consulting Agreement between ABIOMED, Inc. and AnswerThink, Inc. dated December 5, 2005

(11.1)	Statement regarding computation of Per Share Earnings - see Note 7, Notes to Consolidated Financial Statements.

(31.1)	Certification of Principal Executive Officer

(31.2)	Certification of Principal Financial Officer

(32.1)	Section 1350 Certification.

*        In accordance with Rule 12b-32 under the Securities Exchange Act of 1934 reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**  Management contract or compensatory plan or arrangement.

ABIOMED, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: February 9, 2006	/s/ Daniel J. Sutherby

Daniel J. Sutherby
Chief Financial Officer