Form 10-Q
period 2006-06-30
ABIOMED INC
filed 2006-08-09
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-20584

ABIOMED, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-2743260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

22 CHERRY HILL DRIVE

DANVERS, MASSACHUSETTS 01923

(Address of principal executive offices, including zip code)

(978) 777-5410

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is, a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated Filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 7, 2006, there were 26,565,191 shares outstanding of the registrant’s Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$9,732	$7,832
Short-term marketable securities	15,065	23,003
Accounts receivable, net of allowance for doubtful accounts of $214 at June 30, 2006 and $211 at March 31, 2006, respectively.	9,679	8,880
Inventories	4,209	4,868
Prepaid expenses and other current assets	2,226	1,860

Total current assets	40,911	46,443
Property and equipment, net of accumulated depreciation of $12,507 and $12,078 at June 30, 2006 and March 31, 2006, respectively	5,458	4,824
Intangible assets, net	8,211	8,164
Goodwill	20,114	19,106

Total assets	$74,694	$78,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,375	$3,070
Accrued expenses	4,062	5,185
Deferred revenue	705	484

Total current liabilities	7,142	8,739

Long-term liabilities	447	310

Total liabilities	7,589	9,049

Commitments and contingencies	—	—

Stockholders’ equity:
Class B Preferred Stock, $.01 par value- authorized- 1,000,000 shares; issued and outstanding-none	—	—
Common stock, $.01 par value
Authorized - 100,000,000 shares;
Issued - 26,561,570 shares at June 30, 2006 and 26,474,270 at March 31, 2006
Outstanding – 26,555,391 shares at June 30, 2006 and 26,468,091 shares at March 31, 2006	266	265
Additional paid-in capital	216,723	214,666
Deferred stock-based compensation	—	(171)
Accumulated deficit	(149,439)	(143,308)
Treasury stock at cost; 6,179 shares at June 30, 2006 and March 31, 2006	(66)	(66)
Accumulated other comprehensive loss	(379)	(1,898)

Total stockholders’ equity	67,105	69,488

Total liabilities and stockholders’ equity	$74,694	$78,537

The accompanying notes are an integral part

of these condensed consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share and share data)

	Three Months Ended
	June 30, 2006	June 30, 2005
Revenues:
Products	$13,008	$8,400
Funded research and development	—	23

	13,008	8,423

Costs and expenses:
Cost of product revenues excluding amortization (1)	3,483	2,333
Research and development (1)	5,419	3,964
Selling, general and administrative(1)	9,392	7,304
Expensed in-process research and development	800	13,306
Amortization of intangibles	366	250

	19,460	27,157

Loss from operations(1)	(6,452)	(18,734)

Investment income	315	264
Foreign exchange gain (loss)	114	(54)
Other	30	16

	459	226
Provision for income taxes	138	—

Net loss (1)	$(6,131)	$(18,508)

Basic and diluted loss per share	$(0.23)	$(0.77)

Weighted average shares outstanding	26,488,487	24,134,413

(1)	Includes stock option expense for the quarter ended June 30, 2006 only; see footnote 3.

The accompanying notes are an integral part

of these condensed consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	Three Months Ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,131)	$(18,508)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	783	551
Bad debt expense	—	193
Stock-based compensation	1,662	35
Write down of inventory	20	—
Change in deferred taxes	138	—
Expensed in-process research and development	800	13,306
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(723)	2,016
Inventories	759	(522)
Prepaid expenses, other current assets, other assets	(319)	(70)
Accounts payable	(748)	497
Accrued expenses	(1,395)	(825)
Deferred revenue	215	12

Net cash used in operating activities	(4,939)	(3,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of short and long-term securities	10,889	11,286
Purchases of short and long-term securities	(2,951)	(7,731)
Business acquisition, net of cash acquired	–	(1,620)
Purchases of intangibles	(808)	(62)
Purchases of property and equipment	(1,009)	(696)

Net cash provided by investing activities	6,121	1,177

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	567	429
Cash overdraft	—	829

Net cash provided by financing activities	567	1,258

NET INCREASE (DECREASE) IN CASH	1,749	(880)

EXCHANGE RATE EFFECT ON CASH	151	50

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,832	7,618

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,732	$6,788

Supplemental Disclosures
Common shares issued for business acquisition	—	$42,200
Income taxes paid, net of refunds	—	—

The accompanying notes are an integral part

of these condensed consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Preparation

The unaudited condensed consolidated financial statements of ABIOMED, Inc. (the “Company”), presented herein have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest audited annual financial statements. These audited statements are contained in our Annual Report on Form 10-K for the year ended March 31, 2006 that has been filed with the SEC.

In our opinion, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations as of June 30, 2006 and for the three months then ended. The results of operations for the three months ended June 30, 2006 may not be indicative of the results that may be expected for the full fiscal year.

On May 10, 2005, the Company acquired all of the shares of outstanding capital stock of Impella CardioSystems AG (“Impella”), a manufacturer of minimally invasive cardiovascular support systems headquartered in Aachen, Germany (See Note 9). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

3. Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-based Payment,” which requires compensation costs related to share-based transactions, including employee share options, to be recognized in the financial statements based on fair value. SFAS No. 123(R) revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

3. Accounting for Stock-Based Compensation (continued)

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective application transition method. Under this transition method, the compensation cost recognized beginning April 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is recognized on a straight-line basis over the requisite vesting period for those stock options issued subsequent to the adoption of SFAS 123(R). For stock options issued prior to the adoption of SFAS No. 123(R), the accelerated method is used for expense recognition. Prior period amounts have not been restated for the adoption of SFAS No. 123(R).

The adoption of SFAS No. 123(R) resulted in an incremental expense of $1.6 million in the first quarter ended June 30, 2006 which is recorded within the applicable operating expense where the company reports the option holders’ compensation cost in the Consolidated Condensed Statements of Operations. The remaining unrecognized stock-based compensation expense for unvested stock option awards at June 30, 2006 was approximately $12.3 million, net of forfeitures, and the weighted average time over which this cost will be recognized is 2.2 years. The incremental expense resulted in a $0.06 decrease in both basic and diluted earnings per share in the first quarter of fiscal 2007.

Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated by the standard. The Company is using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period for awards expected to vest. The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions in the first quarters of 2007 and 2006:

	Three Months Ended
	June 30, 2006	June 30, 2005
Expected Stock Price Volatility	65%	79%
Risk Free Interest Rate	5.02%	3.90%
Expected Option Term in Years	6.25	7.5
Expected Dividend Yield	—	—
Weighted Average Fair Value of Options	$7.31	$4.50

The Company calculated the volatility assumption using a blend of a historical volatility rates. The average expected life was estimated using the simplified method for determining the expected term as prescribed by the SEC’s Staff Accounting Bulletin No. 107 “Share-based Payment”. The calculation of the fair value of the options is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures, adjusted to the extent historic forfeitures may not be indicative of forfeitures in the future.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

3. Accounting for Stock-Based Compensation (continued)

Compensation expense related to the Company’s Employee Stock Purchase Plan was $24 thousand for the first quarter of 2007, which was included in the $1.6 million total compensation expense for the quarter. The weighted average grant-date fair value of the purchases under the Employee Stock Purchase Plan was $3.42. The fair value of these purchases was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.79%, expected life of 0.5 years, volatility of 38.32% and a zero percent dividend yield.

On March 1, 2005, the Company issued a restricted stock grant of 24 thousand units to an officer of the Company. The restricted stock grant compensation expense is recognized on a straight-line basis over the vesting period which is three years.

Prior to April 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB No. 25. The Company elected to follow the disclosure-only alternative requirements of SFAS No. 123. Accordingly, the Company did not recognize the compensation expense for the issuance of options with fixed exercise prices at least equal to the fair market value at the date of the grant.

If compensation cost for the Company’s grants issued under stock-based compensation plans including costs related to prior years’ grants had been determined based on SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share for the quarter ended June 30, 2005 would have been as follows (in thousands, except per share data):

Three Months Ended June 30, 2005
Net loss, as reported	$(18,508)
Add: Stock-based employee compensation included in reported net loss	35
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,025)

Pro forma net loss	$(19,498)

Basic and diluted net loss per share
As reported	$(0.77)
Pro forma	$(0.81)

Stock Option Plans

With the exception of 3,557 outstanding options that were granted to certain employees during our fiscal year ended March 31, 2004, with an exercise price of $0.01 per share, all outstanding stock options of the Company as of June 30, 2006 were granted with an exercise price equal to the fair market value on the date of grant. For the options and restricted stock granted below fair market value, compensation expense is recognized on a straight-line basis over the vesting period. Outstanding stock options, if not exercised, expire 10 years from the date of grant.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

3. Accounting for Stock-Based Compensation (continued)

The 1992 Combination Stock Option Plan, (as amended, the “Combination Plan”), was adopted in September 1992 as a combination and amendment of the Company’s then outstanding Incentive Stock Option Plan and Nonqualified Plan. A total of 2,670,859 options were awarded from the Combination Plan that ended on May 1, 2002. As of June 30, 2006, 203,420 of these options remain outstanding, fully vested and eligible for future exercise.

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

The 2000 Stock Incentive Plan, (as amended, the “2000 Plan”), was adopted by the Company in August 2000. The 2000 Plan provides for grants of options to key employees, directors, advisors and consultants to the Company or its subsidiaries as either incentive or nonqualified stock options as determined by the Company’s Board of Directors. Up to 4,900,000 shares of common stock may be awarded under the 2000 Plan and are exercisable at such times and subject to such terms as the Board of Directors may specify at the time of each stock option grant. Options outstanding under the 2000 Plan generally vest 4 years from the date of grant.

The Company has a nonqualified stock option plan for non-employee directors (the “Directors’ Plan”). The Directors’ Plan, as amended, was adopted in July 1989 and provides for grants of options to purchase shares of the Company’s common stock to non-employee Directors of the Company. Options for the purchase of up to 400,000 shares of common stock may be awarded under the Directors’ Plan. Options outstanding under the Director’s Plan have vesting periods of 1 to 5 years from the date of grant.

The following table summarizes the stock option transactions during the first quarter of fiscal 2007.

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2006	3,962	$10.11	—	—
Granted	949	13.55	—	—
Exercised	(87)	6.50	—	$557
Canceled	(57)	9.52	—	—

Outstanding at June 30, 2006	4,767	$10.87	7.5	$9,580

Vested and Exercisable at June 30, 2006	2,036	$10.64	5.9	$4,560

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

4. Warranties

The Company routinely accrues for estimated future warranty costs on its product sales at the time of sale. The Company’s products are subject to rigorous regulation and quality standards. The following table summarizes the activities of the warranty reserves for the three months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended
	June 30, 2006	June 30, 2005
Balance at the beginning of the period	$167	$231
Accrual for warranties issued during the period	28	5
Accrual related to pre-existing warranties	40	69
Warranty expense incurred during the period	(27)	(118)

Balance at end of period	$208	$187

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30, 2006	March 31, 2006
Raw materials and supplies	$2,031	$1,764
Work-in-process	390	659
Finished goods	1,788	2,445

	$4,209	$4,868

All of the Company’s inventories on the balance sheet relate to our circulatory care product lines that include our AB5000, BVS and Impella products. Because the Company’s AbioCor replacement heart is not yet available for commercial sale, inventories do not currently include any costs associated with AbioCor manufactured systems or component parts. Finished goods and work-in-process inventories consist of direct material, labor and overhead.

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

The Company implemented SFAS No. 151, “Inventory Costs” during the quarter ended June 30, 2006 and, accordingly, included in cost of product sales overhead related to, unusual idle capacity of its Impella subsidiary.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

6. Property and Equipment

The Company provides for depreciation on property and equipment by charges to operations in amounts that allocate the cost of depreciable assets over their estimated useful lives on a straight-line basis as follows:

Classification	Estimated Useful Life
Machinery and equipment	2 – 10 years
Furniture and fixtures	4 – 10 years
Leasehold improvements	Lower of Life of Asset or Life of lease

Depreciation expense related to property and equipment was $418,000 and $299,000 for the periods ending June 30, 2006 and 2005, respectively.

Property and equipment consisted of the following (in thousands):

	June 30, 2006	March 31, 2006
Machinery and equipment	$12,271	$12,017
Furniture and fixture	1,362	1,348
Leasehold improvements	2,570	2,546
Construction in progress	1,762	991

Total cost	17,965	16,902
Less accumulated depreciation	12,507	12,078

	$5,458	$4,824

During our quarter ended June 30, 2006, we capitalized to construction in progress approximately $0.6 million of costs primarily related to mySAP Business Suite for our U.S. operations. This cost primarily includes equipment, consulting and internal labor costs incurred for this new ERP system implementation.

7. Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) common stock from outstanding stock options and warrants based on the treasury stock method. In periods when a net loss is reported, such as the three months ended June 30, 2006 and June 30, 2005, these potential shares from stock options and warrants are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported the calculation of basic and dilutive loss per share results in the same value.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

7. Net Loss Per Common Share (continued)

The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2006 and 2005 excludes shares issuable pursuant to the options to purchase common stock as shown below. These options have an exercise price below market price of ABIOMED common stock during the period.

	Three Months Ended
	June 30, 2006	June 30, 2005
Potential dilutive shares from exercise of stock options	703,659	622,008

The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2006 and 2005 also excludes unissued shares of common stock associated with outstanding stock options that have exercise prices greater than the average market price of ABIOMED common stock during the period as shown in the table below.

	Three Months Ended
	June 30, 2006	June 30, 2005
Outstanding stock options with exercise prices greater than average market price	1,879,643	1,373,353

The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2006 and 2005 excludes warrants to purchase up to 400,000 shares of common stock issued in connection with the purchase of intellectual property.

8. Marketable Securities

The Company classifies any security with a maturity date of greater than 90 days at the time of purchase as marketable securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities. At June 30, 2006 the held-to-maturity investment portfolio consisted primarily of government securities and corporate bonds with maturities of one year or less.

The amortized cost, including interest receivable, and market value of held-to-maturity short-term marketable securities was approximately $16,901,000 and $16,866,000 at March 31, 2006, and $11,752,000 and $11,730,000 at June 30, 2006, respectively.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

8. Marketable Securities (continued)

The Company has classified its portion of the investment portfolio consisting of corporate asset-backed securities as available-for-sale securities. The cost of these securities approximates market value and was $6,102,000 at March 31, 2006 and $3,313,000 at June 30, 2006. Principal payments of these available-for-sale securities are typically made on an expected pre-determined basis rather than on the longer contractual maturity date.

9. Acquisition

In May 2005, the Company acquired all of the shares of outstanding capital stock of Impella CardioSystems AG (“Impella”). The acquisition of Impella was accounted for under the purchase method of accounting and the results of operations of Impella have been included in the consolidated results of the Company from the acquisition date. The aggregate purchase price was approximately $45.1 million, which consisted of $42.2 million of the Company’s common stock, $1.6 million of cash paid to certain former shareholders of Impella, and $1.3 million of transaction costs, consisting primarily of fees paid for financial advisory and legal services. We issued 4,029,004 shares of our common stock, the fair value of which was based upon a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced.

In addition, the agreement provides that the Company may make additional contingent payments to Impella’s former shareholders based on the Company’s future stock price performance and additional milestone payments related to FDA approvals and unit sales of Impella products. In general, if our stock price is between $15 and $18 as of the 18-month anniversary of the closing date, based on the daily volume weighted average price per share for the 20 trading days prior to such date, we will issue additional consideration equal to the difference between $18 and such average stock price, multiplied by approximately 4.2 million shares, subject to adjustment as described below. In addition, there are provisions that will reduce this amount to the extent that the Impella stockholders have, prior to the 18-month date, sold any of the shares we issued to them at the closing. Based on the number of shares sold by the former Impella stockholders as of August 1, 2006, the 4.2 million shares used to calculate the payment has been reduced to approximately 3.7 million shares. For example:

•	if the average stock price on the 18-month date is $16, we will be obligated to pay additional consideration of approximately $7.4 million,

•	if the average stock price on the 18-month date is $17, we will be obligated to pay additional consideration of approximately $3.7 million, and

•	if the average stock price on the 18-month date is outside of the $15 to $18 range, we will not be obligated to pay any additional consideration.

This payment may be made, at our option subject to the terms of the agreement and any necessary approvals, by any combination of cash or stock, subject to the limitations described below.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

9. Acquisition (continued)

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

Three Months Ended June 30, 2005
Revenues	$8,589
Net Loss	$8,362
Net loss per common share (basic and diluted)	$(0.32)

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

10. Intangible Assets and Goodwill

The carrying amount of goodwill was $20.1 million at June 30, 2006 and was recorded in connection with the Company’s acquisition of Impella. As part of the Impella acquisition in May of 2005, the Company obtained tax deductible goodwill amounting to $15.5 million.

The Company’s intangible assets in the accompanying consolidated balance sheets are detailed as follows, each with a weighted average amortization period of seven years (in thousands):

	June 30, 2006		March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$7,303	$1,856	$6,990	$1,564
Trademarks and tradenames	425	126	407	109
Distribution agreements	794	132	754	99
Acquired technology	2,163	360	2,054	269

Total	$10,685	$2,474	$10,205	$2,041

Amortization expense for intangible assets totaled $366,000 and $250,000 during the three months ended June 30, 2006 and 2005, respectively.

11. Research and Development

Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing and testing of new products and significant enhancements to existing products. Research and development costs consist of the following amounts (in thousands):

	Three Months Ended
	June 30, 2006	June 30, 2005
Internally funded	$5,399	$3,933
Incurred under government contracts and grants	20	31

Total research and development expense	$5,419	$3,964

12. Expensed In-Process Research and Development

The Company recorded a charge of $0.8 million during the quarter ended June 30, 2006 in connection with the acquisition of certain circulatory care device patents and know-how. This charge relates to costs to acquire in-process research and development projects and technologies, which have not reached technological feasibility at the date of the asset acquisition and have no alternative future use, and are expensed as incurred.

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

13. Comprehensive Loss

Comprehensive loss details follow (in thousands):

	Three Months Ended
	June 30, 2006	June 30, 2005
Net loss	$(6,131)	$(18,508)
Other comprehensive loss:
Foreign currency translation adjustments	1,520	(1,942)

Total comprehensive loss	$(4,611)	$(20,450)

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

14. Segment and Enterprise Wide Disclosures

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment— the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. Approximately 56% of the Company’s total consolidated assets are located within the United States as of June 30, 2006. Remaining assets are located in Europe. International sales accounted for 9% and 16% of total product revenue during the three months ending June 30, 2006 and 2005, respectively.

15. Commitments and Contingencies

We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2006 and March 31, 2006.

The Company leases an operating facility in Aachen, Germany, with terms through the fiscal year 2008. This lease may be extended, at the Company’s option, for one successive additional period of four years based on the then current fair rental value. The remainder of the Company’s commitments for lease agreements have not changed significantly from the disclosure in the Annual Report on Form 10-K as of March 31, 2006.

The Company has a consulting agreement with David M. Lederman, Ph.D., its founder, former Chief Executive Officer and former Chairman of its Board of Directors. Under this consulting agreement, Dr. Lederman has agreed to serve as a senior advisor. The agreement provides that Dr. Lederman will receive $200,000 per year for four years, starting on April 2, 2005. Payments under the agreement commenced on October 2, 2005. The Company is recognizing the cost of this agreement ratably over the term of the agreement. In addition, the Company will continue to provide Dr. Lederman with certain healthcare and other benefits, including administrative support, in exchange for his continued service as a senior advisor. Dr. Lederman’s existing non-qualified stock options that were awarded in the past during his tenure as the Company’s CEO will continue to vest during the term of his service as an advisor and he will have the ability to exercise those options during such term. The cost of Dr. Lederman’s unvested options will be recognized during the term of the agreement.

The Company’s acquisition of Impella provides that ABIOMED may make additional contingent payments to Impella’s former shareholders (see Note 9).

On May 15, 2006, Richard A. Nazarian, as Selling Stockholder Representative, filed a Demand for Arbitration (subsequently amended) with the Boston office of the American Arbitration Association, seeking 600,000 shares of unrestricted Abiomed stock for an alleged breech of our obligation to fund development of the Penn State Heart program and an alleged cancellation of the Penn State Heart development project. The Company intends to vigorously defend against the claims asserted.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

16. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without discounting for the time value of money. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 will become effective with the Company’s fiscal year beginning April 1, 2008. The Company is not expecting FIN 48 to have a material impact on its financial statements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

ABIOMED’s discussion of financial condition and results of operations may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from those anticipated in these forward-looking statements based upon a number of factors, including uncertainties associated with development, testing and related regulatory approvals, anticipated future losses, complex manufacturing, high quality requirements, dependence on limited sources of supply, competition, market acceptance of our new products, technological change, government regulation, future capital needs and uncertainty of additional financing and other risks detailed in the Company’s filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. In particular, we encourage you to review the risks and uncertainties detailed in our Annual Report on Form 10-K for the year ended March 31, 2006 filed with the U.S. Securities and Exchange Commission. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of unanticipated events.

OVERVIEW

ABIOMED is a Delaware corporation, incorporated in 1981, with its principal executive offices located at 22 Cherry Hill Drive, Danvers, Massachusetts 01923. We commenced operations in 1981. Our telephone number is (978) 777-5410 and our web address is www.abiomed.com. We make available free of charge through the Investor Relations section of our website, all reports filed with the Securities and Exchange Commission (“SEC”). We include our website address in this Quarterly Report on Form 10-Q only as an inactive textual reference and do not intend it to be an active link to our website. The Company is a leading provider of medical products and services in the area of circulatory care. The Company’s strategy is centered around establishing “recovery” as the standard of care for acute patients. The two products of the Company designed for heart recovery, and approved by the FDA, following acute events are the AB5000 and BVS 5000. The Company’s Impella products are CE marked in Europe and are discussed in more detail in this Overview section. Our AB5000 Circulatory Support System is a heart assist system designed to provide enhanced patient mobility within and between medical centers, to facilitate patient ambulation and to provide enhanced features and ease of use for caregivers. The AB5000 console serves as a platform for ongoing and future blood pump product line enhancements expected to meet patient needs across a broader spectrum of temporary heart assist applications. Our AB5000 marketing efforts were initially focused on introducing the system in the largest cardiothoracic surgical centers through sales of consoles and blood pumps. It is our intention to seek expansion of the current approved indications for use of the AB5000 in order to allow support of expanded patient populations for longer periods of support.

The BVS and AB5000 systems each consist of single-use external blood pumps and cannulae and a reusable pneumatic drive and control console. Both are capable of assuming the full pumping function of a patient’s failing heart, and are designed to provide either univentricular or biventricular support. Both are currently approved by the FDA for temporary use while the patient’s heart is allowed to rest, heal and recover. The AB5000 console is capable of controlling both the BVS and the AB5000 blood pumps and ventricles and a patient can be switched from a BVS VAD to an AB5000 VAD without surgery due to the compatible design of the cannulae used with the products.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Our AbioCor is a battery-powered totally implantable replacement heart system, designed to operate without wires or any other material penetrating the patient’s skin. The Company applied for initial FDA market approval for the AbioCor to treat a defined subset of irreversible end-stage heart failure patients under a Humanitarian Device Exemption (HDE). This would allow implantation of the AbioCor in up to 4,000 U.S. patients a year. As of August 8, 2006, the Company is awaiting an FDA decision on its HDE application.

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

In May 2006, the FDA granted conditional approval for the Company to commence its pilot clinical trial immediately in the United States for the Impella 2.5 minimally invasive ventricular assist device (VAD). The indication for use is support during “high-risk” angioplasty for up to five days as a left ventricular assist device. Angioplasty, performed in the catheterization lab, is the insertion of a catheter-guided balloon and is used to open a narrowed coronary artery. A stent (a wire-mesh tube that expands to hold the artery open) is usually placed at the narrowed section. High-risk angioplasty is defined as patients undergoing angioplasty on an unprotected left main coronary artery lesion, or the last patent coronary conduit, and poor cardiac function.

In June 2006, the FDA granted conditional approval for the Company to commence its pilot clinical trial immediately in the United States for the Impella 5.0 cathether-based circulatory support system. The Impella 5.0 device is already available in Europe under CE Mark approval and has been used to treat more than 250 patients in Europe in need of cardiac support resulting from postcardiotomy cardiogenic shock, myocarditis, low cardiac output post-acute myocardial infarction, or post-coronary intervention procedures, or as a bridge to other circulatory support devices, including ABIOMED’s AB5000™ and BVS® 5000 Circulatory Support Systems.

RESULTS OF OPERATIONS

The unaudited condensed consolidated financial statements, presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest audited annual financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2006 which have been filed with the Securities and Exchange Commission.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2005

PRODUCT REVENUES

Product revenues for the three months ended June 30, 2006 increased by $4.6 million or 55% to $13.0 million from $8.4 million for the three months ended June 30, 2005. The increase is primarily the result of increased sales of AB5000 consoles and ventricles in the three months ended June 30, 2006 compared to the prior year. Revenues for the three months ended June 30, 2006 from consoles, disposables, and service and other programs increased 398%, 35% and 51%, respectively, compared to the same period of 2005. Revenues from disposables, and service and other programs comprised approximately 84% of total revenues for the three months ended June 30, 2006.

The higher revenue during the three months ended June 30, 2006 is also due to the effects of the increased global distribution versus the same period of 2005, as the Company’s sales and clinical team headcount was 49 at June 30, 2006, up 58% since June 30, 2005. These sales and clinical teams have been focused on increasing recovery awareness globally in hospitals and open heart centers merging clinical outcomes and reimbursement education to fuel demand for the Company’s products. On October 1, 2005, the Centers for Medicare and Medicaid Services (CMS) increased reimbursement for the Company’s recovery VADs to an average of $140,000, an increase of approximately 70% from prior levels, and now at the same level of reimbursement as transplant VADs (products sold by other device companies other than ABIOMED). The Company believes that this change in reimbursement, an increase in published recovery data using the Company’s products and the increased global distribution helped generate the increase in revenues in the three months ended June 30, 2006 compared to the same period of 2005. The Company expects to continue to increase sales and clinical headcount throughout fiscal 2007 by two to four individuals per quarter and also plans to increase its service, marketing and training personnel programs to continue to increase recovery awareness globally.

COST OF PRODUCT REVENUES

Cost of product revenues as a percentage of product revenues was 27% or $3.5 million for the three months ended June 30, 2006 versus 28% or $2.3 million in the three months ended June 30, 2005. Cost of product revenues for the three months ended June 30, 2006 include stock option expense of $68 thousand. The increase in cost of product revenues year over year is due primarily to inclusion of Impella product cost of revenues and increased costs of product revenues for our AB5000 as we sold more of these products in the three months ended June 30, 2006 compared to the same period of 2005.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased by $1.4 million or 35%, to $5.4 million in the three months ended June 30, 2006, up from $4.0 million in the same period of 2005. Research and development expenses for the three months ended June 30, 2006 included stock option expense of $0.5 million. The increase is primarily the result of including Impella’s research and development expense since its acquisition in May 2005 and also reflects our efforts to expand and enhance our circulatory care product lines in hospitals and medical centers around the world. During the three months ended June 30, 2006, the Company invested in new product development to broaden its portfolio of products in the circulatory care markets.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $2.1 million, or 29%, to $9.4 million for the three months ended June 30, 2006, from $7.3 million in the same period of 2005. The selling, general and administrative expenses for the three months ended June 30, 2006 included stock option expense of $1.1 million. The increase is primarily due to the inclusion of Impella expenses and also due to the Company’s strategy to increase its global distribution, specifically its global sales, service, marketing and clinical specialists organizations. Total global sales and clinical headcount at June 30, 2006 was 49, representing an increase of 58% compared to June 30, 2005.

EXPENSED IN-PROCESS RESEARCH AND DEVELOPMENT

The Company recorded a charge of $0.8 million during the quarter ended June 30, 2006 in connection with the acquisition of certain circulatory care device patents and know-how. This charge relates to costs to acquire in-process research and development projects and technologies, which have not reached technological feasibility at the date of the asset acquisition and have no alternative future use, and are expensed as incurred.

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

OTHER INCOME

Other income consists primarily of interest earned on our cash and investments, foreign exchange gains, and other miscellaneous income. Other income was $0.5 million for the three months ended June 30, 2006 compared to $0.2 million for the three months ended June 30, 2005. This increase was primarily due to higher investment income and foreign exchange gains in the three months ended June 30, 2006.

TAX PROVISION

As part of the Impella acquisition in May of 2005, the Company obtained tax deductible goodwill amounting to $15.5 million. The difference between tax and financial statement amortization on tax deductible goodwill gives rise to a long-term deferred tax liability of $138 thousand during the quarter ended June 30, 2006. This deferred tax liability cannot be used as a source of taxable income in the determination of the valuation allowance. Valuation allowances for deferred tax assets are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on expected future operating results, we believe that it is more likely than not that we will not realize the benefits of our deferred tax assets.

Income taxes incurred during the three months ended June 30, 2006 were not material, and we continue to have significant net tax operating loss and tax credit carryforwards.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

NET LOSS

During the three months ended June 30, 2006 we incurred a net loss of $6.1 million, or $0.23 per share, including the effects of stock option expense. The effect of implementing SFAS No. 123(R) resulted in total stock option expense of $1.6 million for the three months ended June 30, 2006, or approximately $0.06 per share. This compares to a net loss of $18.5 million or $0.77 per share for the prior fiscal period. The $12.4 million change in the net loss in the three months ended June 30, 2006 compared to the same period of 2005 is due primarily to: a $13.3 million non-cash in-process research and development charge during the first quarter of fiscal 2005; increased SG&A expenses of $2.1 million as we expanded our global distribution; and an increase of $1.4 million in research and development expenses as we drive a strategy to expand our product portfolio across a clinical spectrum.

We expect to continue to incur net losses for the foreseeable future as we plan to invest in expanding our global distribution and also expect to incur costs to bring new products to market.

LIQUIDITY AND CAPITAL RESOURCES

We have supported our operations primarily with net revenues from sales of our BVS, AB5000 and Impella Recover circulatory assist product lines, government contracts and proceeds from our equity financing. As of June 30, 2006, our cash and investments totaled $24.8 million compared to $30.8 million in cash and investments at March 31, 2006, representing cash consumption of $6.0 million.

During the three months ended June 30, 2006, cash used by operating activities was $4.9 million, as compared to $3.3 million used by operations during the same period in the prior year. Depreciation and amortization for the three months ended June 30, 2006 was $0.8 million, and stock-based compensation expense for the period was $1.7 million. Trade receivables increased by $0.7 million, inventory decreased by $0.8 million, accounts payable decreased by $0.7 million, accrued expenses decreased by $1.4 million, and these increases and decreases were offset by the net change in prepaid expenses, other assets and other liabilities. We also had a one-time charge of $0.8 million for in-process research and development related to the acquisition of acquired research and development. The Company benefited from $0.6 million in cash proceeds as a result of employee stock option exercises during the three months ended June 30, 2006. During the three months ended June 30, 2006, capital expenditures were $1.0 million.

We believe that our revenue from product sales together with existing resources will be sufficient to fund our planned operations, including funding the operating capital needs of Impella, the planned expenditures for our AbioCor and AbioCor II implantable replacement hearts, and the development and continued commercialization efforts for the BVS, AB5000 and Impella Recover products, for at least the next twelve months. We may need additional funds for possible strategic acquisitions of businesses, products or technologies complementary to our business, including their subsequent integration into our operations and if we choose to pay potential payments to Impella’s former shareholders in cash, in accordance with the Impella purchase agreement. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

CRITICAL ACCOUNTING ESTIMATES

This discussion and analysis of our financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, warranty obligations, inventory valuations, income taxes and our recent valuation of the tangible and intangible assets acquired in connection with our acquisition of Impella. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Please refer to the Critical Accounting Estimates section in our Annual Report on Form 10-K for the fiscal year ending March 31, 2006.

The fair value of each stock option granted by the Company is estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Management estimates expected volatility based on the historical volatility of the Company’s stock. The expected life of a grant is estimated using the simplified method for “plain vanilla” options as permitted by SAB 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. Changes in these input variables would affect the amount of expense associated with stock-based compensation. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. The Company estimates forfeiture rates based on historical analysis of option forfeitures. If actual forfeitures should vary from estimated forfeitures, adjustments to compensation expense may be required.

COMMITMENTS AND CONTINGENCIES

In May 2005, the Company acquired all the shares of outstanding capital stock of Impella CardioSystems AG, a company headquartered in Aachen, Germany (See Note 9). The aggregate purchase price was approximately $45.1 million, which consisted of $42.2 million of our common stock, $1.6 million of cash paid to certain former shareholders of Impella, and $1.3 million of transaction costs, consisting primarily of fees paid for financial advisory and legal services. We may make additional contingent payments to Impella’s former shareholders based on our future stock price performance and additional milestone payments related to FDA approvals and unit sales of Impella products. These contingent payments range from zero dollars to approximately $28 million and, if necessary, may be made in a combination of cash or stock under circumstances described in the purchase agreement. If any contingent payments are made, they will result in an increase to the carrying value of goodwill.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”. This interpretation expands the disclosure requirements of guarantee obligations and requires the guarantor to recognize a liability for the fair value of the obligation assumed under a guarantee. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. We apply the disclosure provisions of FIN 45 to agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which we are a guarantor.

Product warranties – We routinely accrue for estimated future warranty costs on our product sales at the time of sale. The AB5000 and BVS products are subject to rigorous regulation and quality standards. While we engage in extensive product quality programs and processes, including monitoring and evaluating

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

the quality of component suppliers, our warranty obligations are affected by product failure rates. Operating results could be adversely effected if the actual cost of product failures exceeds the estimated warranty provision.

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

PART 1. FINANCIAL INFORMATION (continued)

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE

ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

While we do not invest for speculative purposes, we are exposed to market risk related to changes in interest rates. Our guidelines allow for an investment portfolio consisting mainly of U.S. Treasury notes, federal agency obligations, state and municipal bonds and corporate bonds with maturities of one year or less and ratings of at least AA by Moody’s or Standard & Poor’s. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2006, we believe the decline in fair market value of our investment portfolio would be immaterial. We believe, however, that we have the ability to hold our fixed income investments until maturity and therefore would not expect our operating results or cash flows to be affected by a change in market interest rates on our securities portfolio.

Currency Exchange Rates

Our Impella subsidiary’s functional currency is the Euro. Therefore, our investment in Impella is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ equity. Had a 10% depreciation in the Euro occurred relative to the U.S. dollar as of June 30, 2006, the result would have been a reduction of shareholders’ equity of $3.1 million.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 4: CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer (the principal accounting officer), and all members of our senior management team held a Disclosure Committee meeting on August 1, 2006, and after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) our Chief Executive Officer and our Chief Financial Officer have concluded that, based on such evaluation as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by the Company, including our consolidated subsidiaries, in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms.

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

During the first quarter of our fiscal year ending March 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

ABIOMED, INC. ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURE

Item 1.	Legal Proceedings

On May 15, 2006, Richard A. Nazarian, as Selling Stockholder Representative, filed a Demand for Arbitration (subsequently amended) with the Boston office of the American Arbitration Association, seeking 600,000 shares of unrestricted Abiomed stock for an alleged breech of our obligation to fund development of the Penn State Heart program and an alleged cancellation of the Penn State Heart development project. The Company intends to vigorously defend against the claims asserted.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on form 10-K for the year ended March 31, 2006, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K.

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

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

AND PROCEDURES

(continued)

(3.2)	Restated By-Laws, as amended—filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.*

(3.3)	Certificate of Designations of Series A Junior Participating Preferred Stock—filed as Exhibit 3.3 to the 1997 Registration Statement.*

(3.4)	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000—filed in conjunction with the Company’s 2000 definitive proxy statement.*

(4.1)	Specimen Certificate of common stock—filed as Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 33-14861) (the “1987 Registration Statement”).*

(4.2)	Description of Capital Stock (contained in the Restated Certificate of Incorporation filed as Exhibit 3.1 to the 1997 Registration Statement and in the Certificate of Designations of Series A Junior Participating Preferred Stock filed as Exhibit 3.3 to the 1997 Registration Statement).*

(4.3)	Rights Agreement between ABIOMED and its transfer agent, as Rights Agent dated as of August 13, 1997 (including Form of Rights Certificate attached thereto as Exhibit A)—filed as Exhibit 4 to our Current Report on Form 8-K, dated August 13, 1997.*

(10.1)	Form of Indemnification Agreement for Directors and Officers—filed as Exhibit 10.13 to the 1987 Registration Statement.*

(10.2)	1992 Combination Stock Option Plan, as amended—filed as Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 30, 1997.* **

(10.3)	1988 Employee Stock Purchase Plan, as amended—filed as Exhibit 10.11 to our Form 10-Q for the quarter ended December 31, 2004.* **

(10.4)	1989 Non-Qualified Stock Option Plan for Non-Employee Directors—filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 30, 1995.* **

(10.5)	Facility Lease dated January 8, 1999 for the premises at 22 Cherry Hill Drive—filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended December 31, 1998.*

(10.6)	1998 Equity Incentive Plan—filed as Exhibit 10 to our Form 10-Q/A for the fiscal quarter ended September 30, 1998.* **

(10.7)	Form of Change of Control Agreement—filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.8)	Schedule related to Change of Control Agreement—filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.9)	2000 Stock Incentive Plan Agreement, as amended—filed as Appendix A to our 2005 Proxy Statement filed on July 15, 2005.* **

(10.10)	Employment Agreement of Michael R. Minogue dated April 5, 2004—filed as Exhibit 10.10 to our Form 10-Q for the quarter ended June 30, 2004.* **

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

AND PROCEDURES

(continued)

(10.11)	Summary of Change to Chief Executive Officer Compensation.**

(10.12)	Inducement stock option granted to Michael R. Minogue dated April 5, 2004—as filed as Exhibit 10.10 to our Form 10-Q for the quarter ended June 30, 2004.* **

(10.13)	Registration Rights and Stock Restriction Agreement between ABIOMED, Inc. and Stockholders of Impella CardioSystems AG—as filed as Exhibit 10.1 to our Form 8-K filed on May 16, 2005.*

(10.14)	Consulting Agreement between ABIOMED, Inc. and Dr. David M. Lederman dated October 17, 2005—as filed as Exhibit 10.1 to our Form 8-K filed on October 21, 2005.*

(10.15)	Restricted Stock Agreement between ABIOMED, Inc. and Michael R. Minogue—dated April 28, 2005—as filed as Exhibit 10.15 to our Form 10-Q for the fiscal quarter ended September 30, 2005.* **

(10.16)	Offer letter with Daniel Sutherby dated December 13, 2005—as filed as Exhibit 10.15 to our Form 10-Q for the fiscal quarter ended December 31, 2005.* **

(10.17)	Form of ABIOMED, Inc. Non-Statutory Stock Option Agreement for the 2000 Stock Incentive Plan for Directors—as filed as Exhibit 10.16 to our Form 10-Q for the fiscal quarter ended December 31, 2005.* **

(10.18)	Form of ABIOMED, Inc. Non-Statutory Stock Option Agreement for the 2000 Stock Incentive Plan for Employees or Consultants—as filed as Exhibit 10.17 to our Form 10-Q for the fiscal quarter ended December 31, 2005.* **

(10.19)	Summary of Executive Compensation—as filed as Exhibit 10.18 to our Form 10-Q for the fiscal quarter ended December 31, 2005.* **

(10.20)	Summary of Director Compensation—as filed as Exhibit 10.19 to our Form 10-Q for the fiscal quarter ended December 31, 2005.* **

(10.21)	Form of Employment Agreement, Nondisclosure and Non Competition Agreement—as filed as Exhibit 10.20 to our Form 10-K for the fiscal year ended March 31, 2006.* **

(10.22)	Software License Agreement between ABIOMED, Inc. and AnswerThink, Inc. dated November 30, 2005—as filed as Exhibit 10.20 to our Form 10-Q for the fiscal quarter ended December 31, 2005.*

(10.23)	Consulting Agreement between ABIOMED, Inc. and AnswerThink, Inc. dated December 5, 2005—as filed as Exhibit 10.21 to our Form 10-Q for the fiscal quarter ended December 31, 2005.*

(11.1)	Statement regarding computation of Per Share Earnings—see Note 7, Notes to Consolidated Financial Statements.

(31.1)	Rule 13a—14(a)/15d—14(a) certification of principal executive officer

(31.2)	Rule 13a—14(a)/15d—14(a) certification of principal financial officer

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

AND PROCEDURES

(continued)

(32.1)	Section 1350 certification

*	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934 reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.
**	Management contract or compensatory plan or arrangement.

ABIOMED, INC. ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: August 9, 2006	/s/ Daniel J. Sutherby
Daniel J. Sutherby
Chief Financial Officer,
Principal Accounting Officer
and Principal Financial Officer