Form 10-Q
period 2006-09-30
ABIOMED INC
filed 2006-11-08
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 7, 2006, there were 26,703,249 shares outstanding of the registrant’s Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,052	$7,832
Short-term marketable securities	14,931	23,003
Accounts receivable, net	8,300	8,880
Inventories	5,590	4,868
Prepaid expenses and other current assets	2,071	1,860

Total current assets	37,944	46,443

Property and equipment, net	5,492	4,824
Intangible assets, net	7,674	8,164
Goodwill	19,969	19,106

Total assets	$71,079	$78,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,512	$3,070
Accrued expenses	5,374	5,185
Deferred revenue	666	484

Total current liabilities	9,552	8,739

Long-term deferred tax	550	310

Total liabilities	10,102	9,049

Commitments and contingencies	—	—

Stockholders’ equity
Class B Preferred Stock, $.01 par value-authorized 1,000,000 shares; issued and outstanding-none	—	—
Common stock, $.01 par value	267	265
Authorized – 100,000,000 shares;
Issued – 26,708,893 shares at September 30, 2006 and 26,474,270 shares at March 31, 2006;
Outstanding – 26,702,714 shares at September 30, 2006 and 26,468,091 shares at March 31, 2006
Additional paid-in-capital	219,502	214,666
Deferred stock-based compensation	—	(171)
Accumulated deficit	(158,115)	(143,308)
Treasury stock at cost; 6,179 shares at September 30, 2006 and March 31, 2006	(66)	(66)
Accumulated other comprehensive loss	(611)	(1,898)

Total stockholders’ equity	60,977	69,488

Total liabilities and stockholders’ equity	$71,079	$78,537

See Accompanying Notes to Condensed Consolidated Financial Statements

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share)

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Revenue:
Products	$10,867	$10,758	$23,875	$19,158
Funded research and development	19	178	19	201

	10,886	10,936	23,894	19,359

Cost of product revenue and operating expenses:
Cost of product revenue excluding amortization	2,925	2,448	6,408	4,781
Research and development	5,285	4,327	10,704	8,291
Selling, general and administrative	11,046	6,844	20,438	14,147
Expensed in-process research and development	—	—	800	13,306
Amortization of intangible assets	504	356	870	607

	19,760	13,975	39,220	41,132

Loss from operations	(8,874)	(3,039)	(15,326)	(21,773)

Other income:

Investment income	286	296	601	560
Foreign exchange gain (loss)	(27)	(58)	87	(112)
Other income, net	42	22	72	38

	301	260	760	486

Net loss before provision for income taxes	(8,573)	(2,779)	(14,566)	(21,287)

Provision for income taxes	103	—	241	—

Net loss	$(8,676)	$(2,779)	$(14,807)	$(21,287)

Basic and diluted loss per share	$(0.33)	$(0.11)	$(0.56)	$(0.85)

Weighted average shares outstanding	26,611	26,251	26,553	25,056

See Accompanying Notes to Condensed Consolidated Financial Statements

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	Six months ended September 30,
	2006	2005
Operating activities:
Net loss	$(14,807)	$(21,287)
Adjustments required to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,930	1,422
Bad debt expense	45	386
Stock-based compensation	3,251	90
Write down of inventory	159	—
Impairment of intangibles	134	—
Change in deferred taxes	241	—
Expensed in-process research and development	800	13,306
Changes in assets and liabilities, net of acquisition
Accounts receivable	605	997
Inventories	(1,050)	(1,085)
Prepaid expenses, other current assets and other assets	(174)	139
Accounts payable	389	(109)
Accrued expenses	(207)	(94)
Deferred revenue	175	102

Net cash used for operating activities	(8,509)	(6,133)
Investing activities:
Proceeds from the sale and maturity of short-term securities	18,872	25,867
Purchases of short-term securities	(10,799)	(10,262)
Business acquisition, net of cash acquired	—	(2,176)
Purchase of intangible assets	(829)	(105)
Expenditures for property and equipment	(1,550)	(971)

Net cash provided by investing activities	5,694	12,353
Financing activities:
Proceeds from the exercise of stock options	1,599	1,278
Proceeds from employee stock purchase plan	159	95
Repurchase of common stock	—	(66)

Net cash provided by financing activities	1,758	1,307
Effect of exchange rate changes on cash	277	119

Net (decrease) increase in cash and cash equivalents	(780)	7,646
Cash and cash equivalents at beginning of period	7,832	7,618

Cash and cash equivalents at end of period	$7,052	$15,264

See Accompanying Notes to Condensed Consolidated Financial Statements

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Nature of Business and Basis of Preparation

Abiomed, Inc. (the “Company” or “Abiomed”) is a leading developer, manufacturer and marketer of medical products designed to assist or replace the pumping function of the failing heart. Abiomed currently manufactures and sells the AB5000™ Circulatory Support System and the BVS® 5000 Biventricular Support System for the temporary support of all patients with failing but potentially recoverable hearts. The BVS 5000 and AB 5000 are both approved by the U.S. Food and Drug Administration (FDA) and Abiomed is the only company with a ventricular assist device that is FDA approved for all indications for recovery. In Europe, Abiomed offers its Impella® minimally invasive cardiovascular support systems under CE Mark approval. The Company received approval from the FDA to commence pilot clinical trials in the United States for the Impella 2.5 minimally invasive ventricular assist device (VAD) and for the Impella 5.0 cathether-based circulatory support system. The Company’s AbioCor® Implantable Replacement Heart received initial FDA market approval to treat a defined subset of irreversible end-stage heart failure patients under a Humanitarian Device Exemption (HDE).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest audited annual financial statements. These audited statements are contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 that has been filed with the SEC.

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, which are of a normal recurring nature necessary to summarize fairly the financial position and results of operations as of September 30, 2006 and for the three and six months then ended. The results of operations for the three and six months ended September 30, 2006 may not be indicative of the results that may be expected for the full fiscal year.

On May 10, 2005, the Company acquired all of the shares of outstanding capital stock of Impella CardioSystems AG (“Impella”), a manufacturer of minimally invasive cardiovascular support systems headquartered in Aachen, Germany (See Note 9). All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Significant Accounting Policies

Clinical Trials

In certain instances institutions perform clinical trials for the Company. The Company accounts for the sale of devices used in these clinical trials as revenue, payments made to these institutions in connection with clinical trials are accounted for as an offset to revenue. The cost of the devices and any direct cost associated with the trials at the institutions is recorded through cost of sales.

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

(a) Stock Options

The fair value of each stock option we granted is estimated using the Black-Scholes option pricing model. Use of a valuation model requires us to make certain assumptions with respect to selected model inputs. We estimate expected volatility based on the historical volatility of our stock. The expected life of a grant is estimated using the simplified method for “plain vanilla” options as permitted by SAB 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. Changes in these input variables would affect the amount of expense associated with stock-based compensation. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. We estimate forfeiture rates based on historical analysis of option forfeitures. If actual forfeitures should vary from estimated forfeitures, adjustments to compensation expense may be required.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

2. Use of Estimates (continued)

(b) Goodwill

We periodically evaluate goodwill for impairment using forecasts of discounted future cash flows. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and our evaluation of goodwill for impairment. Should the fair value of our goodwill decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment of goodwill may be necessary. The carrying amount of goodwill at September 30, 2006 was $20.0 million.

3. Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-based Payment”. SFAS No. 123(R) revises SFAS No. 123, as amended “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees”, and amends SFAS No. 95 “Statement of Cash Flows”. SFAS No. 123(R) requires compensation costs related to share-based transactions, including employee share options, to be recognized in the financial statements based on the grant-date fair value.

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective application transition method. Under this transition method, the compensation cost recognized beginning April 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is recognized on a straight-line basis over the requisite vesting period for those stock options issued subsequent to the adoption of SFAS No. 123(R). For stock options issued prior to the adoption of SFAS No. 123(R), the accelerated method is used for expense recognition.

Prior to April 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB No. 25. The Company elected to follow the disclosure-only alternative requirements of SFAS No. 123. Accordingly, the Company did not recognize the compensation expense for the issuance of options with fixed exercise prices at least equal to the fair market value at the date of the grant. The modified prospective transition method of SFAS No. 123(R) requires the presentation of pro forma net income (loss) and net income (loss) per share as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123 for periods presented prior to the adoption of SFAS No. 123(R).

In the process of adopting SFAS No. 123(R), the Company determined that the historical estimated forfeiture rates used in the SFAS No. 123 pro forma disclosure in the previously issued financial statements were higher than the Company’s actual historical forfeiture rates resulting in an understatement of the Company’s pro forma stock compensation expense. The Company has revised its pro forma disclosure for the years ended March 31, 2004, 2005 and 2006 to reflect estimated forfeiture rates that are consistent with the Company’s historical forfeiture rates. This revision resulted in an increase in pro forma expense and pro forma net loss in the amount of $1.1 million, $2.3 million, and $1.8 million and an increase in net loss per share of $0.05, $0.11, and $0.07 for the years ended March 31, 2004, 2005 and 2006, respectively, which is reflected in the table below.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

3. Accounting for Stock-Based Compensation (continued)

If compensation cost for the Company’s fiscal 2004, 2005 and 2006 grants issued under stock-based compensation plans, including costs related to grants in prior years had been determined based on SFAS 123, the Company’s pro forma net loss and pro forma loss per share for the years ended March 31, would have been as follows (in thousands, except per share data):

	2004	2005	2006
Net loss, as reported	$(9,446)	$(2,342)	$(29,449)
Add: Stock-based employee compensation included in reported net loss	103	98	340
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,814)	(5,145)	(6,307)

Pro forma net loss	$(12,157)	$(7,389)	$(35,416)

Basic and diluted loss per share
As reported	$(0.45)	$(0.11)	$(1.15)
Pro forma	$(0.57)	$(0.34)	$(1.38)

This revision resulted in an increase in pro forma expense and pro forma net loss in the amount of $0.5 million and $0.6 million and an increase in net loss per share of $0.02 for both the three and six months ended September 30, 2005 which is reflected in the table below.

	Three months ended September 30, 2005	Six months ended September 30, 2005
Net loss, as reported	$(2,779)	$(21,287)
Add: Stock-based employee compensation included in reported net loss	55	90
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(1,617)	(2,773)

Pro forma net loss	$(4,341)	$(23,970)

Basic and Diluted net loss per share:
As reported	$(0.11)	$(0.85)
Pro forma	$(0.17)	$(0.96)

Stock Option Plans

Consistent with the policies and practices of the Company pertaining to stock options, all outstanding stock options of the Company as of September 30, 2006 were granted with an exercise price equal to the fair market value on the date of grant with the exception of 3,557 outstanding options that were granted to certain employees during our fiscal year ended March 31, 2004, with an exercise price of $0.01 per share. For the options granted at $0.01 per share and restricted stock granted below fair market value, compensation expense is recognized on a straight-line basis over the vesting period. Outstanding stock options, if not exercised, expire 10 years from the date of grant.

The 1992 Combination Stock Option Plan, (as amended, the “Combination Plan”), was adopted in September 1992 as a combination and amendment of the Company’s then outstanding Incentive Stock Option Plan and Nonqualified Plan. A total of 2,670,859 options were awarded from the Combination Plan that ended on May 1, 2002. As of September 30, 2006, 174,300 of these options remain outstanding, fully vested and eligible for future exercise.

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

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model, consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107 and the Company’s prior period pro forma disclosure of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of options granted during the three and six months ended September 30, 2006 and September 30, 2005 were calculated using the following assumptions:

	Three Months Ended September 30		Six Months Ended September 30
	2006	2005	2006	2005
Risk-free interest rate	4.68 – 5.04%	4.18%	4.68-5.04%	3.90 – 4.18%
Expected volatility	65.00%	60.00%	65.00%	73.00%
Expected option life (years)	6.25	7.31	6.25	7.50

The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated using a blend of historical volatility rates. The average expected life was estimated using the simplified method for determining the expected term as prescribed by the SEC’s Staff Accounting Bulletin No. 107 “Share-based Payment”. The calculation of the fair value of the options is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures, adjusted to the extent historic forfeitures may not be indicative of forfeitures in the future. Expected dividend yield was not considered in the option pricing model since the Company does not pay dividends and has no current plans to do so in the future.

The weighted average grant date fair value for options granted during the three and six months ended September 30, 2006 was $8.83 and $8.77, respectively. The weighted average grant date fair value for options granted during the three and six months ended September 30, 2005 was $6.50 and $6.94, respectively.

The adoption of SFAS No. 123(R) resulted in expense of $1.6 million and $3.2 million for the three and six months ended September 30, 2006 which is recorded within the applicable operating expense where the Company reports the option holders’ compensation cost in the condensed consolidated statements of operations. The remaining unrecognized stock-based compensation expense for unvested stock option awards at September 30, 2006 was approximately $11.2 million, net of forfeitures, and the weighted average time over which this cost will be recognized is 2.1 years. The incremental expense resulted in a $0.06 and a $0.12 decrease in earnings per share for the three and six months ended September 30, 2006, respectively.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

3. Accounting for Stock-Based Compensation (continued)

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its net operating loss position, this change had no impact on the Company’s consolidated statement of cash flows for the six months ended September 30, 2006.

The following table summarizes the stock option activity for the six months ended September 30, 2006:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years) (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2006	3,962	$10.11
Granted	983	13.55
Exercised	(220)	7.26
Canceled	(121)	9.75

Outstanding at September 30, 2006	4,604	$10.99	7.4	$19,434

Exercisable at September 30, 2006	2,066	$10.77	6.0	$10,245

The total intrinsic value of options exercised during the three and six months ended September 30, 2006 was $0.8 million and $1.3 million, respectively. The total fair value of stock options vested during the three and six months ended September 30, 2006 was $1.3 million and $4.2 million, respectively.

Restricted Stock

On March 1, 2005, the Company issued a restricted stock grant of 24,000 shares to an officer of the Company of which 8,000 shares vested on March 1, 2006. The remaining 16,000 shares will vest in 8,000 share increments on March 1, 2007 and 2008, respectively. The restricted stock grant compensation expense is recognized on a straight-line basis over a vesting period of three years. At September 30, 2006, there was $0.1 million of unrecognized compensation cost related to these restricted shares.

Employee Stock Purchase Plan

In March of 1988, the Company adopted the 1988 Employee Stock Purchase Plan, ( “ESPP”), under which 500,000 shares of common stock were reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the lower of the market value on the offering date or the market value on the purchase date. During the six months ended September 30, 2006, 14,549 shares of common stock were issued under the ESPP.

Compensation expense recognized related to the Company’s ESPP was $24 thousand for the six months ended September 30, 2006. The weighted average grant-date fair value of the purchases under the Employee Stock Purchase Plan was $3.42. The fair value of these purchases was estimated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.79%
Expected volatility	38.32%
Expected option life (years)	0.50

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

4. Warranties

The Company routinely accrues for estimated future warranty costs on its product sales at the time of sale. The Company’s products are subject to rigorous regulation and quality standards. The following table summarizes the activities of the warranty reserves for the six months ended September 30, 2006 and 2005 (in thousands):

	Six months ended September 30,
	2006	2005
Balance at March 31	$167	$231
Accrual for warranties	74	94
Warranty cost incurred during the period	(33)	(188)

Balance at September 30	$208	$137

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30, 2006	March 31, 2006
Raw materials and supplies	$2,255	$1,764
Work-in-process	827	659
Finished goods	2,508	2,445

Balance at September 30	$5,590	$4,868

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

In accordance with SFAS No. 151, “Inventory Costs” the Company included in cost of product sales certain overhead costs representing management’s estimate of idle capacity of its Impella subsidiary.

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

Depreciation expense related to property and equipment was $0.9 million and $0.7 million for the six months ended September 30, 2006 and 2005, respectively.

Property and equipment consisted of the following (in thousands):

	September 30, 2006	March 31, 2006
Machinery and equipment	$14,565	$12,509
Furniture and fixtures	1,362	1,352
Leasehold improvements	2,615	2,545
Construction in progress	455	987

Total cost	18,997	17,393
Less accumulated depreciation	(13,505)	(12,569)

	$5,492	$4,824

During the Company’s six months ended September 30, 2006, $0.7 million of costs primarily related to mySAP Business Suite were capitalized in machinery and equipment. This cost primarily includes equipment, consulting and internal labor costs incurred for the Company’s ERP system implementation for its U.S. operations.

7. Net Loss Per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) common stock from outstanding stock options and warrants based on the treasury stock method. In periods when a net loss is reported, such as the three and six months ended September 30, 2006 and September 30, 2005, these potential shares from stock options and warrants are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported the calculation of basic and dilutive loss per share results in the same value.

The calculation of diluted weighted average shares outstanding for the three and six months ended September 30, 2006 and 2005 excludes shares issuable pursuant to the options to purchase common stock as shown below. These options have an exercise price below market price of Abiomed common stock during the period.

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Potential dilutive shares from exercise of stock options	916,986	582,755	875,137	603,847

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

7. Net Loss Per Common Share (continued)

The calculation of diluted weighted average shares outstanding for the three and six months ended September 30, 2006 and 2005 also excludes unissued shares of common stock associated with outstanding stock options that have exercise prices greater than the average market price of Abiomed common stock during the period as shown in the table below.

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Outstanding stock options with exercise prices greater than average market price	2,091,998	1,477,629	2,062,332	1,412,111

The calculation of diluted weighted average shares outstanding for the three and six months ended September 30, 2006 and 2005 excludes warrants to purchase up to 400,000 shares of common stock issued in connection with the purchase of intellectual property.

8. Marketable Securities

The Company classifies any security with a maturity date of greater than 90 days at the time of purchase as marketable securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities. At September 30, 2006, the held-to-maturity investment portfolio consisted primarily of government securities and corporate bonds with maturities of one year or less.

The amortized cost, including interest receivable, and market value of held-to-maturity short-term marketable securities was approximately $16,901,000 and $16,866,000 at March 31, 2006, and $12,332,000 and $12,337,000 at September 30, 2006, respectively.

The Company has classified its portion of the investment portfolio consisting of corporate asset-backed securities as available-for-sale securities. The cost of these securities approximates market value and was $6,102,000 at March 31, 2006 and $2,599,000 at September 30, 2006. Principal payments of these available-for-sale securities are typically made on an expected pre-determined basis rather than on the longer contractual maturity date.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

9. Acquisition

In May 2005, the Company acquired all of the shares of outstanding capital stock of Impella CardioSystems AG (“Impella”). The acquisition of Impella was accounted for under the purchase method of accounting and the results of operations of Impella have been included in the consolidated results of the Company from the acquisition date. The aggregate purchase price was approximately $45.1 million, which consisted of $42.2 million of the Company’s common stock, $1.6 million of cash paid to certain former shareholders of Impella, and $1.3 million of transaction costs, consisting primarily of fees paid for financial advisory and legal services. The Company issued 4,029,004 shares of common stock, the fair value of which was based upon a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced.

In addition, the purchase agreement for the acquisition of Impella provides that the Company may be required to make additional contingent payments to Impella’s former shareholders based on the Company’s future stock price performance and additional milestone payments related to FDA approvals and unit sales of Impella products. In general, if the Company’s stock price is between $15 and $18 as of the 18-month anniversary of the closing date, based on the average of the daily volume weighted average price per share for the 20 trading days prior to November 10, 2006, the Company will issue additional consideration equal to the difference between $18 and such average stock price, multiplied by approximately 4.2 million shares, subject to adjustment as described below. In addition, there are provisions that will reduce this amount to the extent that the Impella stockholders have, prior to the 18-month date, sold any of the shares we issued to them at the closing. Based on the number of shares sold by the former Impella stockholders as of October 26, 2006, the 4.2 million shares used to calculate the potential payment has been reduced to approximately 3.4 million shares. For example:

•	if the average stock price on the 18-month date is $16, the Company will be obligated to pay additional consideration of approximately $6.8 million,

•	if the average stock price on the 18-month date is $17, the Company will be obligated to pay additional consideration of approximately $3.4 million, and

•	if the average stock price on the 18-month date is outside of the $15 to $18 range, the Company will not be obligated to pay any additional consideration.

This potential payment may be made, at the Company’s option subject to the terms of the agreement and any necessary approvals, by any combination of cash or stock, subject to the limitations described below. Based on the Company’s stock price performance as of November 8, 2006, the Company does not expect any portion of this potential payment to be paid.

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

These milestone payments may be made, at the Company’s option, by a combination of cash or stock, except that no more than an aggregate of $15 million of these milestone payments may be made in the form of stock. If any contingent payments are made, they will result in an increase in the carrying value of goodwill. The Company expects to reach the 1,000 unit milestone in fiscal 2007.

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

Six months ended September 30, 2005
Revenues	$19,525
Net Loss	$(11,141)
Net loss per common share (basic and diluted)	$(0.43)

10. Intangible Assets and Goodwill

The carrying amount of goodwill was $20.0 million at September 30, 2006 and was recorded in connection with the Company’s acquisition of Impella. As part of the Impella acquisition in May of 2005, the Company obtained tax deductible goodwill amounting to $15.5 million.

The Company’s intangible assets net of impairment charges in the accompanying consolidated balance sheets are detailed as follows, each with a weighted average amortization period of seven years (in thousands):

	September 30, 2006		March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$7,277	$2,096	$6,990	$1,564
Trademarks and tradenames	424	141	407	109
Distribution agreements	622	125	754	99
Acquired technology	2,147	434	2,054	269

	$10,470	$2,796	$10,205	$2,041

Amortization expense for intangible assets was $0.5 million and $0.9 million for the three and six months ended September 30, 2006, respectively. In the three months ended, September 30, 2006, the Company recorded an impairment charge on intangible assets of $0.1 million related to the discontinued use of a distributor associated with the Company’s Impella acquisition. As a result, $0.1 million has been included in amortization expense reflected above. For the three and six months ended September 30, 2005, amortization expense was $0.4 million and $0.6 million, respectively.

11. Research and Development

Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing and testing of new products and significant enhancements to existing products. Research and development costs consist of the following amounts (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Internally funded	$5,272	$4,218	$10,671	$8,151
Incurred under government contracts and grants	13	109	33	140

Total research and development expense	$5,285	$4,327	$10,704	$8,291

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

13. Comprehensive Loss

Comprehensive loss details follow (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Net loss	$(8,676)	$(2,779)	$(14,807)	$(21,287)
Other comprehensive loss:
Foreign currency translation adjustments	(233)	(103)	1,287	(2,045)

Comprehensive loss	$(8,909)	$(2,882)	$(13,520)	$(23,332)

14. Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. The asset and liability approach used under SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. At March 31, 2006, the Company had $68.1 million of deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences which are available to reduce income taxes in future years.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. A valuation reserve is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Management has determined that the Company is not likely to realize the income tax benefit of its net deferred tax assets. To the extent the Company generates income in future years, the tax provision will reflect the realization of such benefits, with the exception of benefits attributable to acquired deferred tax assets. The recognition of such benefits in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

As a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) and the acquisition of Impella, the Company has recorded a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite lived intangible assets is not expected to reverse during the net operating loss carryforward period.

As of September 30, 2006, the Company has accumulated a net deferred tax liability in the amount of $0.6 million which is the result of a difference in accounting for the Company’s goodwill which is amortized over 15 years for tax purposes but not amortized for book purposes, in accordance with SFAS No. 142. The net deferred tax liability cannot be offset against the Company’s deferred tax assets under U.S. generally accepted accounting principals since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period. For the three and six months ended September 30, 2006, the Company has recorded a deferred tax provision related to goodwill in the amount of $0.1 million and $0.2 million, respectively.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

15. Segment and Enterprise Wide Disclosures

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment— the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. Approximately 55% of the Company’s total consolidated assets are located within the United States as of September 30, 2006. Remaining assets are located in Europe. International sales accounted for 11% and 15% of total product revenue during the three months ending September 30, 2006 and 2005, respectively. For the six months ended September 30, 2006 and 2005, international sales accounted for 10% and 16% of total product revenue, respectively.

16. Commitments and Contingencies

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

The Company’s acquisition of Impella provides that Abiomed may be required to make additional contingent payments to Impella’s former shareholders (see Note 9).

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

The Company applies the disclosure provisions of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 (FIN No. 45) to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5 Accounting for Contingencies , by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is a guarantor.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 1: FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

16. Commitments and Contingencies (continued)

We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2006 and March 31, 2006.

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

Patent indemnifications – In many sales transactions, we indemnify customers against possible claims of patent infringement caused by our products. The indemnifications contained within sales contracts usually do not include limits on the claims. We have never incurred any material costs to defend lawsuits or to settle patent infringement claims related to sales transactions. Under the provisions of FIN No. 45, intellectual property indemnifications require disclosure only.

Clinical study agreements – In our clinical study agreements, we have agreed to indemnify the participating institutions against losses incurred by them for claims related to any personal injury of subjects taking part in the study to the extent they relate to uses of our devices in accordance with the clinical study agreement, the protocol for the device and our instructions. The indemnification provisions contained within our clinical study agreements do not generally include limits on the claims. We have never incurred any material costs related to the indemnification provisions contained in our clinical study agreements.

17. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without discounting for the time value of money. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 will become effective with the Company’s fiscal year beginning April 1, 2008. The Company is not expecting FIN 48 to have a material impact on its financial statements other than additional disclosure requirements which the Company is still assessing.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of our financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB No. 108 are effective for the fiscal year ending March 31, 2007. The Company is not expecting SAB No. 108 to have a material impact on its financial statements.

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

OVERVIEW

Abiomed is a Delaware corporation, incorporated in 1981, with its principal executive offices located at 22 Cherry Hill Drive, Danvers, Massachusetts 01923. We commenced operations in 1981. Our telephone number is (978) 777-5410 and our web address is www.abiomed.com . We make available free of charge through the Investor Relations section of our website, all reports filed with the Securities and Exchange Commission (“SEC”). We include our website address in this Quarterly Report on Form 10-Q only as an inactive textual reference and do not intend it to be an active link to our website.

Our portfolio of heart support and recovery products and services offer healthcare professionals an array of choices across a broad clinical spectrum. From the catheterization lab to the surgical suite, together with interventional cardiologists and surgeons, we provide advanced medical technologies to heart patients, with the ultimate goal of heart recovery and improved quality of life.

We are the only company with FDA labeling on ventricular assist devices for all potentially recoverable heart failure indications. We develop, manufacture and market advanced medical technologies designed to assist or replace the pumping function of the failing heart. We are focused on expanding our global distribution and fueling innovation and new products to broaden our product portfolio to become a world leader in circulatory care.

Our AB5000 Circulatory Support System and the BVS 5000 are approved by the FDA and are designed for heart recovery following acute events and are discussed in more detail below. Our Impella products are minimally invasive catheter pumps that can support the heart and can be implanted percutaneously or via a cut-down in the cath lab, or surgically in the operating room. Our Impella products are available in Europe under a CE Mark. The Impella 5.0 LP and the Impella 2.5 LP are investigational devices available in the United States for investigational use only. Our artificial heart product, AbioCor, was approved under a Humanitarian Device Exemption (“HDE”) from the FDA in September 2006 and is discussed in more detail in this Overview section.

AB 5000 and BVS

The AB5000 Circulatory Support System provides temporary support for one or both sides of the natural heart in circumstances where the heart has failed, giving the patient’s heart the opportunity to rest and potentially recover.

Our AB5000 Circulatory Support System is a heart assist system designed to provide enhanced patient mobility within and between medical centers, to facilitate patient ambulation and to provide enhanced features and ease of use for caregivers. The AB5000 console serves as a platform for ongoing and future blood pump product line enhancements expected to meet patient needs across a broader spectrum of temporary heart assist applications. It is our intention to seek expansion of the current approved indications for use of the AB5000 in order to allow support of expanded patient populations and for longer periods of support.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

The BVS 5000 can support one or both sides of the failing heart and can be operated with the AB5000 Console. The BVS Blood Pumps use the same cannula as the AB5000 Ventricle, allowing for seamless transition of devices without requiring an additional surgical procedure. The BVS 5000 is designed to provide short-term support and recovery to the failing heart.

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

Impella

Our Impella products are the world’s smallest, minimally invasive, high performance micro blood pumps with integrated motors and sensors for use in interventional cardiology and heart surgery. Our Recover System pumps are designed to provide ventricle support for patients requiring hemodynamic stabilization, or suffering from reduced cardiac output and can aid in recovering the hearts of patients suffering from acute myocardial infarction (AMI or Heart Attack). We have CE Marks for our Impella devices and currently market them throughout Europe and outside the United States. We intend to seek FDA approval to sell the Impella products in the United States, as well as regulatory approval in other countries, in order to address wider market opportunities for circulatory care.

We have approval for and have begun our pilot clinical trial in the United States for the Impella 2.5 minimally invasive ventricular assist device (VAD). The Impella 2.5 device is already available in Europe under CE Mark approval. The proposed indication for use is support during “high-risk” angioplasty for up to five days as a left ventricular assist device. Angioplasty, performed in the catheterization lab, is the insertion of a catheter-guided balloon and is used to open a narrowed coronary artery. A stent (a wire-mesh tube that expands to hold the artery open) is usually placed at the narrowed section. High-risk angioplasty is defined as a procedure on patients undergoing angioplasty on an unprotected left main coronary artery lesion, or the last patent coronary conduit, and poor cardiac function.

We have approval for and have begun our pilot clinical trial in the United States for the Impella 5.0 cathether-based circulatory support system. The Impella 5.0 device is already available in Europe under CE Mark approval and has been used to treat patients in Europe in need of cardiac support resulting from postcardiotomy cardiogenic shock, myocarditis, low cardiac output post-acute myocardial infarction, or post-coronary intervention procedures, or as a bridge to other circulatory support devices, including our AB5000™ and BVS® 5000 Circulatory Support Systems.

AbioCor

In September 2006 we received Humanitarian Device Exemption (HDE) approval from the FDA for our AbioCor® Implantable Replacement Heart (AbioCor). The AbioCor is the first completely self-contained artificial heart. This technology provides patients with mobility and remote diagnostics. Designed to sustain the body’s circulatory system, the AbioCor is intended for end-stage heart failure patients whose other treatment options have been exhausted. Patients with advanced age, organ failure or cancer are, in most circumstances, ineligible for a heart transplant and are potential candidates to receive the AbioCor implantable heart. We intend to make the AbioCor available through a controlled roll-out at approximately five to ten heart hospitals in the United States, including qualified clinical trial sites and additional qualified centers once they have completed a comprehensive and rigorous training program which may take six to eight months.

We are also working on the next generation implantable replacement heart, the AbioCor II. Incorporating technology both from Abiomed and Penn State, the AbioCor II is smaller than the existing AbioCor and is being designed with a goal of five year reliability.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

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

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE AND SIX MONTHS

ENDED SEPTEMBER 30, 2005

PRODUCT REVENUES

Product revenues for the three months ended September 30, 2006 were $10.9 million compared to $10.8 million for the three months ended September 30, 2005 as declines in BVS revenues offset growth in revenues from AB 5000 and Impella. The BVS has been a commercial product for over fourteen years, and the Company is currently transitioning customers to its newer AB 5000 platform. Comparing the second fiscal quarter of 2007 to the second fiscal quarter of 2006, revenues from our AB 5000 platform increased approximately 31% while revenues from our BVS products declined by approximately 37%. While not a significant contribution in total revenue dollars for the second fiscal quarter of 2007, the revenues outside the United States from our strategic platform of Impella grew 75% during the second fiscal quarter of 2007 compared to the same period of fiscal 2006. Revenues from shipments during the second fiscal quarter of 2007 related to the U.S. pilot trials for Impella were deferred as of fiscal Q2 2007.

The higher revenue from Impella and AB 5000 during the three months ended September 30, 2006 is due to the effects of the increased global distribution versus the same period of 2005, as our sales and clinical team headcount was 53 at September 30, 2006, up 51% since September 30, 2005. We have CE Marks for four of our Impella devices and we currently market them throughout Europe and outside the United States. We are currently in pilot trials to seek FDA approval to sell our Impella 2.5 and 5.0 products in the United States. The increased sales of our AB 5000 products were primarily due to increased revenues from AB 5000 console sales during the second fiscal quarter of 2007 and reflects the strategy to increase sales and clinical headcount and the ongoing efforts to increase recovery awareness globally in hospitals, open heart centers and transplant centers. These sales and clinical teams are focused on merging clinical outcomes with increased reimbursement to enhance acute patient care and heart recovery and fuel demand for our products.

The Company expects to continue to increase sales and clinical headcount throughout fiscal 2007 by two to four individuals per quarter and also plans to increase its marketing, service and training personnel and investments to support the efforts of the sales and clinical teams to drive recovery awareness globally.

The increases in Impella and AB 5000 revenue discussed above during the three months ended September 30, 2006 compared to three months ended September 30, 2005 were offset by declines in revenues from BVS. The BVS has been a commercial product for over fourteen years, and the Company is currently transitioning customers to its newer AB 5000 platform. The AB 5000 system has higher pulsatile flows, longer duration of support and the ability to ambulate the patient.

Product revenues for the six months ended September 30, 2006 were $23.9 million compared to $19.2 million for the six months ended September 30, 2005. The increase is due to higher revenues from Impella and AB 5000 partially offset by declines of revenues from BVS during the period. Comparing revenues for the first six months of fiscal 2007 to the same period of fiscal 2006, Impella increased approximately 67%, AB 5000 increased approximately 67% while BVS declined by approximately 18%.

COST OF PRODUCT REVENUES

Cost of product revenues as a percentage of product revenues was 27% or $2.9 million for the three months ended September 30, 2006 versus 23% or $2.4 million for the three months ended September 30, 2005. The increase in cost of product revenues year over year is due primarily to inclusion of Impella product cost of revenues, certain overhead costs representing an estimate of idle capacity in accordance with SFAS No. 151, “Inventory Costs”, and increased costs of product revenues for our AB5000 as we sold more of these products in the three months ended September 30, 2006 compared to the same period of fiscal 2006. Also contributing to increased cost of product revenues during the second quarter of 2007 compared to the same period of fiscal 2006 was the increased sales of AB 5000 consoles during the quarter.

For the first six month period of fiscal 2007 cost of product revenues was 27% or $6.4 million as compared to 25% or $4.8 million for the same period of the prior fiscal year. The increase in the cost of product revenues for the year is primarily due to the impact of Impella operations on our consolidated results, certain overhead costs representing an estimate of idle capacity in accordance with SFAS No. 151, and increased costs of product revenues for our AB5000 as we sold more of these products in the six months ended September 30, 2006 compared to the same period of fiscal 2006.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased by $1.0 million or 23%, to $5.3 million for the three months ended September 30, 2006, up from $4.3 million in the same period of fiscal 2006. Research and development expenses increased by $2.4 million or 29%, to $10.7 million for the six months ended September 30, 2006, up from $8.3 million for the six months ended September 30, 2005. Research and development expenses for the three and six months ended September 30, 2006 included stock option expense of $0.4 million and $0.9 million, respectively. The increase in research and development expenses for both the three and six months over prior year comparable periods is primarily the result of including Impella’s research and development expense since its acquisition in May 2005 and also reflects our increased investments to broaden our circulatory care product portfolio.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $11.0 million for the three months ended September 30, 2006, from $6.8 million in the same period of fiscal 2006. For the six months ended September 30, 2006, selling, general and administrative expenses increased to $20.4 million from $14.1 million in the six months ended September 30, 2005. The selling, general and administrative expenses for the three and six months ended September 30, 2006 included stock option expense of $1.1 million and $2.2 million, respectively.

Increases in selling, general and administrative expenses for both the three and six months ended September 30, 2006 from the comparable periods of fiscal 2006 are primarily due to the inclusion of Impella expenses, stock option expense identified above, our strategy to increase global distribution, rebranding initiatives, investments in our healthcare solutions programs, costs associated with our ERP implementation during fiscal 2007, legal costs associated with non-compete litigation, and increased accounting and other professional fees associated with our adoption of SFAS 123R during fiscal 2007.

The Company expects to continue to increase sales and clinical headcount throughout fiscal 2007 by two to four individuals per quarter and also plans to increase its marketing, service and training personnel and investments to support the efforts of the sales and clinical teams to drive recovery awareness globally.

EXPENSED IN-PROCESS RESEARCH AND DEVELOPMENT

We recorded a charge of $0.8 million during the quarter ended June 30, 2006 in connection with the acquisition of certain circulatory care device patents and know-how. This charge relates to costs to acquire in-process research and development projects and technologies, which have not reached technological feasibility at the date of the asset acquisition and have no alternative future use, and are expensed as incurred.

We recorded a $13.3 million non-cash charge to in-process research and development expense during the quarter ended June 30, 2005 in connection with our acquisition of Impella on May 10, 2005. This charge relates to costs to acquire in-process research and development projects and technologies, which have not reached technological feasibility at the date of the business acquisition and have no alternative future use, and are expensed as incurred.

OTHER INCOME

Other income consists primarily of interest earned on our cash and investments, foreign exchange effects, and other miscellaneous income. Other income was $0.3 million and $0.8 million for the three and six months ended September 30, 2006, respectively, compared to $0.3 million and $0.5 million for the three and six months ended September 30, 2005, respectively. This year to date increase was primarily due to higher investment income and foreign exchange gains.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

TAX PROVISION

We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. The asset and liability approach used under SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. At March 31, 2006, we had $68.1 million of deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences which are available to reduce income taxes in future years.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. A valuation reserve is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. We have determined that we are not likely to realize the income tax benefit of its net deferred tax assets. To the extent we generate income in future years, the tax provision will reflect the realization of such benefits, with the exception of benefits attributable to acquired deferred tax assets. The recognition of such benefits in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

As a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) and our acquisition of Impella, we have recorded a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite lived intangible assets is not expected to reverse during the net operating loss carryforward period.

As of September 30, 2006, we have accumulated a net deferred tax liability in the amount of $0.6 million which is the result of a difference in accounting for our goodwill which is amortized over 15 years for tax purposes but not amortized for book purposes, in accordance with SFAS No. 142. The net deferred tax liability cannot be offset against our deferred tax assets under U.S. generally accepted accounting principals since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period. For the three and six months ended, September 30, 2006, we have recorded a deferred tax provision related to goodwill in the amount of $0.1 million and $0.2 million, respectively.

NET LOSS

During the three months ended September 30, 2006 we incurred a net loss of $8.7 million, or $0.33 per share, including the effects of stock option expense. This compares to a net loss of $2.8 million or $0.11 per share for the three months ended September 30, 2005. The results for the three months ended September 30, 2006 included total stock option expense of $1.6 million, or approximately $0.06 per share.

During the six months ended September 30, 2006 we incurred a net loss of $14.8 million, or $0.56 per share, including the effects of stock option expense. This compares to a net loss of $21.3 million or $0.85 per share for the six months ended September 30, 2005. The results for the six months ended September 30, 2006 included total stock option expense of $3.2 million, or approximately $0.12 per share.

We expect to continue to incur net losses for the foreseeable future as we plan to invest in expanding our global distribution to drive revenue growth and as we bring new products to market.

LIQUIDITY AND CAPITAL RESOURCES

We have supported our operations primarily with net revenues from sales of our BVS, AB5000 and Impella Recover circulatory assist product lines, government contracts and proceeds from our equity financing. As of September 30, 2006, our cash and investments totaled $22.0 million compared to $30.8 million in cash and investments at March 31, 2006, representing cash consumption of $8.8 million. We expect cash utilization in operations of approximately $6 to $7 million for the remainder of fiscal 2007.

During the six months ended September 30, 2006, cash used by operating activities was $8.5 million, as compared to $6.1 million used by operations during the same period in the prior year. Depreciation and amortization for the six months ended September 30, 2006 was $1.9 million, and stock-based compensation expense for the period was $3.3 million. From March 31, 2006 to September 30, 2006, trade receivables decreased by $0.6 million, inventory increased by $1.1 million, accounts payable increased by $0.4 million, and these increases and decreases were offset by the net change in prepaid expenses, other assets and other liabilities. We also had a one-time charge of $0.8 million for in-process research and development related to the acquisition of acquired research and development. We benefited from $1.6 million in cash proceeds as a result of employee stock option exercises during the six months ended September 30, 2006. During the six months ended September 30, 2006, capital expenditures were $1.6 million.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

We believe that our revenue from product sales together with existing resources will be sufficient to fund our planned operations, including funding the operating capital needs of Impella, the planned expenditures for our AbioCor and AbioCor II implantable replacement hearts, and the development and continued commercialization efforts for the BVS, AB5000 and Impella Recover products, for at least the next twelve months. We may need additional funds for possible strategic acquisitions of businesses or of products or technologies complementary to our business, including their subsequent integration into our operations and if we choose to pay potential milestone or other payments to Impella’s former shareholders in cash, in accordance with the Impella purchase agreement. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings.

In October 2006 we filed a Shelf Registration Statement with the SEC on Form S-3. Under this shelf registration, we may sell up to 7,500,000 shares of common stock in one or more offerings on a delayed or continuous basis. We intend to use the net proceeds from any sale of the securities for building our global distribution, investing in research and development to continue to broaden our portfolio of products across the clinical spectrum of circulatory care, and for general corporate purposes, including, without limitation, making acquisitions of assets, businesses, or securities, share repurchases, capital expenditures, any potential Impella contingency or milestone payments, and for working capital.

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

Stock Options

The fair value of each stock option we granted is estimated using the Black-Scholes option pricing model. Use of a valuation model requires us to make certain assumptions with respect to selected model inputs. We estimate expected volatility based on the historical volatility of our stock. The expected life of a grant is estimated using the simplified method for “plain vanilla” options as permitted by SAB 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. Changes in these input variables would affect the amount of expense associated with stock-based compensation. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. We estimate forfeiture rates based on historical analysis of option forfeitures. If actual forfeitures should vary from estimated forfeitures, adjustments to compensation expense may be required.

Goodwill

We periodically evaluate goodwill for impairment using forecasts of discounted future cash flows. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and our evaluation of goodwill for impairment. Should the fair value of our goodwill decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment of goodwill may be necessary. The carrying amount of goodwill at September 30, 2006 was $20.0 million.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

COMMITMENTS AND CONTINGENCIES

In May 2005, we acquired all the shares of outstanding capital stock of Impella CardioSystems AG, a company headquartered in Aachen, Germany (See Note 9). The aggregate purchase price was approximately $45.1 million, which consisted of $42.2 million of our common stock, $1.6 million of cash paid to certain former shareholders of Impella, and $1.3 million of transaction costs, consisting primarily of fees paid for financial advisory and legal services. We may make additional contingent payments to Impella’s former shareholders based on our future stock price performance and additional milestone payments related to FDA approvals and unit sales of Impella products. These contingent payments range from zero dollars to approximately $27 million and, if necessary, may be made in a combination of cash or stock under circumstances described in the purchase agreement. If any contingent payments are made, they will result in an increase to the carrying value of goodwill. Based on our stock price performance as of November 8, 2006, we do not expect any portion of this potential payment to be paid.

We lease an operating facility in Aachen, Germany, with terms through the fiscal year 2008. This lease may be extended, at our option, for one successive additional period of four years based on the then current fair rental value. The remainder of our commitments for lease agreements have not changed significantly from the disclosure in the Annual Report on Form 10-K as of March 31, 2006.

We have a consulting agreement with David M. Lederman, Ph.D., its founder, former Chief Executive Officer and former Chairman of its Board of Directors. Under this consulting agreement, Dr. Lederman has agreed to serve as a senior advisor. The agreement provides that Dr. Lederman will receive $200,000 per year for four years, starting on April 2, 2005. Payments under the agreement commenced on October 2, 2005. We are recognizing the cost of this agreement ratably over the term of the agreement. In addition, we will continue to provide Dr. Lederman with certain healthcare and other benefits, including administrative support, in exchange for his continued service as a senior advisor. Dr. Lederman’s existing non-qualified stock options that were awarded in the past during his tenure as our CEO will continue to vest during the term of his service as an advisor and he will have the ability to exercise those options during such term. The cost of Dr. Lederman’s unvested options will be recognized during the term of the agreement.

On May 15, 2006, Richard A. Nazarian, as Selling Stockholder Representative, filed a Demand for Arbitration (subsequently amended) with the Boston office of the American Arbitration Association, seeking 600,000 shares of unrestricted Abiomed stock for an alleged breach of our obligation to fund development of the Penn State Heart program and an alleged cancellation of the Penn State Heart development project. We intend to vigorously defend against the claims asserted.

We apply the disclosure provisions of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 (FIN No. 45) to our agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5 Accounting for Contingencies, by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which we are a guarantor.

We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2006 and March 31, 2006.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

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

Patent indemnifications – In many sales transactions, we indemnify customers against possible claims of patent infringement caused by our products. The indemnifications contained within sales contracts usually do not include limits on the claims. We have never incurred any material costs to defend lawsuits or to settle patent infringement claims related to sales transactions. Under the provisions of FIN No. 45, intellectual property indemnifications require disclosure only.

Clinical study agreements – In our clinical study agreements, we have agreed to indemnify the participating institutions against losses incurred by them for claims related to any personal injury of subjects taking part in the study to the extent they relate to uses of our devices in accordance with the clinical study agreement, the protocol for the device and our instructions. The indemnification provisions contained within our clinical study agreements do not generally include limits on the claims. We have never incurred any material costs related to the indemnification provisions contained in our clinical study agreements.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE

ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

While we do not invest for speculative purposes, we are exposed to market risk related to changes in interest rates. Our guidelines allow for an investment portfolio consisting mainly of U.S. Treasury notes, federal agency obligations, state and municipal bonds and corporate bonds with maturities of one year or less and ratings of at least AA by Moody’s or Standard & Poor’s. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2006, we believe the decline in fair market value of our investment portfolio would be immaterial. We believe, however, that we have the ability to hold our fixed income investments until maturity and therefore would not expect our operating results or cash flows to be affected by a change in market interest rates on our securities portfolio.

Currency Exchange Rates

Our Impella subsidiary’s functional currency is the Euro. Therefore, our investment in Impella is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ equity. Had a 10% depreciation in the Euro occurred relative to the U.S. dollar as of September 30, 2006, the result would have been a reduction of shareholders’ equity of approximately $3.0 million.

ABIOMED, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION (continued)

ITEM 4: CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Our Chief Financial Officer (our principal financial and accounting officer), and members of our senior management team held a Disclosure Committee meeting on October 30, 2006. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) our Chief Executive Officer and our Chief Financial Officer have concluded that, based on such evaluation as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms.

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

Changes in Internal Controls over Financial Reporting

We converted our existing legacy manufacturing and accounting system to an integrated ERP system at our U.S. operations during the quarter ended September 30, 2006. The completion of this system implementation should enhance our internal controls as follows:

•	The mySAP Business Suite ERP system will reduce the number of platforms used to record, summarize, and report the results of operations and financial position; integrate various databases into consolidated files; and reduce the number of manual processes employed by us;

•	We have designed new processes and implemented new policies and procedures in connection with the conversion.

We have imposed mitigating and redundant controls where changes to certain processes were underway and not completed.

There have been no other changes in our internal control over financial reporting (as defined by Rule 13a-15(f)), that occurred during the second quarter of our fiscal year ending March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of stockholders held on August 9, 2006, the stockholders approved the following:

(a)	Elected two persons to serve as Class II directors for three-year terms as follows:

Director	Votes For	Votes Withheld
Louis E. Lataif	20,238,655	46,736
Henri A. Termeer	20,235,321	50,070

In addition, the term of office of the directors whose names are set forth below continued after the meeting:

Michael R. Minoque

Dr. W. Gerald Austen

Ronald Dollens

David Gottlieb

Desmond H. O’Connell

Dorothy Puhy

(b)	A proposal to permit the potential issuance of up to 3,000,000 shares of our common stock to the former shareholders of Impella CardioSystems AG. The proposal received 11,375,458 votes for and 214,836 votes against. There were 92,637 abstentions and 7,784,623 broker non-votes.

Item 5.	Other Information

None

Item 6.	Exhibits

(2.1)	Share Purchase Agreement for the acquisition of Impella Cardio Systems AG, dated April 26, 2005—filed as Exhibit 2.1 to our Form 8-K filed on May 16, 2005.*

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION (continued)

(3.1)	Restated Certificate of Incorporation—filed as Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-36657) (the “1997 Registration Statement”).*

(3.2)	Restated By-Laws, as amended—filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.*

(3.3)	Certificate of Designations of Series A Junior Participating Preferred Stock—filed as Exhibit 3.3 to the 1997 Registration Statement.*

(3.4)	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000—filed in conjunction with the Company’s 2000 definitive proxy statement.*

(4.1)	Specimen Certificate of common stock—filed as Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 33-14861) (the “1987 Registration Statement”).*

(4.2)	Description of Capital Stock (contained in the Restated Certificate of Incorporation filed as Exhibit 3.1 to the 1997 Registration Statement and in the Certificate of Designations of Series A Junior Participating Preferred Stock filed as Exhibit 3.3 to the 1997 Registration Statement).*

(4.3)	Rights Agreement between Abiomed and its transfer agent, as Rights Agent dated as of August 13, 1997 (including Form of Rights Certificate attached thereto as Exhibit A)—filed as Exhibit 4 to our Current Report on Form 8-K, dated August 13, 1997.*

(10.1)	Form of Indemnification Agreement for Directors and Officers—filed as Exhibit 10.13 to the 1987 Registration Statement.*

(10.2)	1992 Combination Stock Option Plan, as amended—filed as Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 30, 1997.* **

(10.3)	1988 Employee Stock Purchase Plan, as amended—filed as Exhibit 10.11 to our Form 10-Q for the quarter ended December 31, 2004.* **

(10.4)	1989 Non-Qualified Stock Option Plan for Non-Employee Directors—filed as Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 30, 1995.* **

(10.5)	Facility Lease dated January 8, 1999 for the premises at 22 Cherry Hill Drive—filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended December 31, 1998.*

(10.6)	1998 Equity Incentive Plan—filed as Exhibit 10 to our Form 10-Q/A for the fiscal quarter ended September 30, 1998.* **

(10.7)	Form of Change of Control Agreement—filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.8)	Schedule related to Change of Control Agreement—filed as Exhibit 10 to our Form 10-Q for the fiscal quarter ended September 30, 1999.* **

(10.9)	2000 Stock Incentive Plan Agreement, as amended—filed as Appendix A to our 2005 Proxy Statement filed on July 15, 2005.* **

(10.10)	Employment Agreement of Michael R. Minogue dated April 5, 2004—filed as Exhibit 10.10 to our Form 10-Q for the quarter ended June 30, 2004.* **

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION (continued)

Item 6. Exhibits (continued)

(10.11)	Summary of Change to Chief Executive Officer Compensation.—as filed as Exhibit 10.11 to our Form 10-Q for the quarter ended June 30, 2006.* **

(10.12)	Inducement stock option granted to Michael R. Minogue dated April 5, 2004—as filed as Exhibit 10.10 to our Form 10-Q for the quarter ended June 30, 2004.* **

(10.13)	Registration Rights and Stock Restriction Agreement between Abiomed, Inc. and Stockholders of Impella CardioSystems AG—as filed as Exhibit 10.1 to our Form 8-K filed on May 16, 2005.*

(10.14)	Consulting Agreement between Abiomed, Inc. and Dr. David M. Lederman dated October 17, 2005—as filed as Exhibit 10.1 to our Form 8-K filed on October 21, 2005.*

(10.15)	Restricted Stock Agreement between Abiomed, Inc. and Michael R. Minogue—dated April 28, 2005—as filed as Exhibit 10.15 to our Form 10-Q for the fiscal quarter ended September 30, 2005.* **

(10.16)	Offer letter with Daniel Sutherby dated December 13, 2005—as filed as Exhibit 10.15 to our Form 10-Q for the fiscal quarter ended December 31, 2005.* **

(10.17)	Form of Abiomed, Inc. Non-Statutory Stock Option Agreement for the 2000 Stock Incentive Plan for Directors—as filed as Exhibit 10.16 to our Form 10-Q for the fiscal quarter ended December 31, 2005.* **

(10.18)	Form of Abiomed, Inc. Non-Statutory Stock Option Agreement for the 2000 Stock Incentive Plan for Employees or Consultants—as filed as Exhibit 10.17 to our Form 10-Q for the fiscal quarter ended December 31, 2005.* **

(10.19)	Summary of Executive Compensation—as filed as Exhibit 10.18 to our Form 10-Q for the fiscal quarter ended December 31, 2005.* **

(10.20)	Summary of Director Compensation—as filed as Exhibit 10.19 to our Form 10-Q for the fiscal quarter ended December 31, 2005.* **

(10.21)	Form of Employment Agreement, Nondisclosure and Non Competition Agreement—as filed as Exhibit 10.20 to our Form 10-K for the fiscal year ended March 31, 2006.* **

(10.22)	Software License Agreement between Abiomed, Inc. and AnswerThink, Inc. dated November 30, 2005—as filed as Exhibit 10.20 to our Form 10-Q for the fiscal quarter ended December 31, 2005.*

(10.23)	Consulting Agreement between Abiomed, Inc. and AnswerThink, Inc. dated December 5, 2005—as filed as Exhibit 10.21 to our Form 10-Q for the fiscal quarter ended December 31, 2005.*

(11.1)	Statement regarding computation of Per Share Earnings—see Note 7, Notes to Consolidated Financial Statements.

(31.1)	Rule 13a—14(a)/15d—14(a) certification of principal executive officer

(31.2)	Rule 13a—14(a)/15d—14(a) certification of principal financial officer

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION (continued)

Item 6. Exhibits (continued)

(32.1)	Section 1350 certification

*	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934 reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.
**	Management contract or compensatory plan or arrangement.

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Abiomed, Inc.

Date: November 8, 2006	/s/ Daniel J. Sutherby
Daniel J. Sutherby
Chief Financial Officer,
Principal Accounting Officer
and Principal Financial Officer