Form 10-Q
period 2007-06-30
ABIOMED INC
filed 2007-08-09
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(978) 646-1400

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

As of August 6, 2007, there were 32,469,819 shares outstanding of the registrant’s Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

ABIOMED and ABIOCOR are trademarks of ABIOMED, Inc., and are registered in the U.S.A. and certain foreign countries. BVS is a trademark of ABIOMED, Inc. and is registered in the U.S.A. AB5000 is a trademark of ABIOMED, Inc. IMPELLA and RECOVER are trademarks of Abiomed Europe GmbH, a subsidiary of ABIOMED, Inc., and are registered in the U.S.A. and certain foreign countries.

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,227	$69,646
Short-term marketable securities	499	5,479
Accounts receivable, net	13,829	10,932
Inventories	10,800	8,567
Prepaid expenses and other current assets	1,972	1,758

Total current assets	89,327	96,382
Property and equipment, net	6,185	5,764
Intangible assets, net	7,024	7,329
Goodwill	27,000	26,708

Total assets	$129,536	$136,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,555	$5,185
Accrued expenses	5,870	7,017
Deferred revenue	719	695

Total current liabilities	10,144	12,897
Long-term deferred tax liability	1,494	1,191
Other long-term liabilities	275	—

Total liabilities	11,913	14,088

Commitments and contingencies

Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized – 1,000,000 shares; Issued and outstanding – none
Common Stock, $.01 par value	325	323
Authorized – 100,000,000 shares;
Issued – 32,452,138 shares at June 30, 2007 and 32,254,577 shares at March 31, 2007;
Outstanding – 32,441,119 shares at June 30, 2007 and 32,243,558 shares at March 31, 2007

Additional paid-in-capital	296,306	292,467
Accumulated deficit	(179,739)	(171,189)
Treasury stock at cost –11,019 shares at June 30, 2007 and at March 31, 2007	(116)	(116)

Accumulated other comprehensive income	847	610

Total stockholders’ equity	117,623	122,095

Total liabilities and stockholders’ equity	$129,536	$136,183

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30, 2007	June 30, 2006
Revenues:
Products	$13,901	$13,008
Funded research and development	162	—

	14,063	13,008

Costs and expenses:
Cost of product revenues excluding amortization of intangibles	3,532	3,483
Research and development	5,516	5,419
Selling, general and administrative	12,441	9,392
Expensed in-process research and development	—	800
Arbitration decision	1,232	—
Amortization of intangibles	380	366

	23,101	19,460

Loss from operations	(9,038)	(6,452)
Other Income, net:
Investment income	907	315
Foreign exchange gain (loss)	(22)	114
Other income, net	23	30

	908	459

Loss before provision for income taxes	(8,130)	(5,993)

Provision for income taxes	145	138

Net loss	$(8,275)	$(6,131)

Basic and diluted loss per share	$(0.26)	$(0.23)

Weighted average shares outstanding	32,338	26,488

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	Three Months Ended June 30,
	2007	2006
Operating activities:
Net loss	$(8,275)	$(6,131)
Adjustments required to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,090	870
Bad debt expense	63	—
Stock-based compensation	1,672	1,662
Write-down of inventory	125	20
Deferred tax provision	145	138
Warrants issued under an arbitration decision	728	—
Expensed in-process research and development	—	800
Changes in assets and liabilities:
Accounts receivable	(2,943)	(723)
Inventories	(2,490)	672
Prepaid expenses and other current assets	(207)	(319)
Accounts payable	(1,635)	(748)
Accrued expenses	(1,085)	(1,395)
Deferred revenue	23	215

Net cash used for operating activities	(12,789)	(4,939)
Investing activities:
Proceeds from the sale and maturity of short-term securities	4,980	10,889
Purchases of short-term securities	—	(2,951)
Purchase of intangible assets	—	(808)
Expenditures for property and equipment	(963)	(1,009)

Net cash provided by investing activities	4,017	6,121
Financing activities:
Issuance of Common Stock, net of issuance cost of $83	949	567
Proceeds from the exercise of stock options	417	—

Net cash provided by financing activities	1,366	567
Effect of exchange rate changes on cash	(13)	151

Net increase (decrease) in cash and cash equivalents	(7,419)	1,900
Cash and cash equivalents at beginning of period	69,646	7,832

Cash and cash equivalents at end of period	$62,227	$9,732

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

Note 1. Nature of Operations and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 that has been filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period may not be indicative of results for the full fiscal year.

Certain prior year amounts have been reclassified to conform with the current year presentation. Specifically, the Company has included amortization expense associated with inventory used for demonstration purposes in depreciation and amortization reflected in the Company’s statement of cash flows in the amount of $0.1 million. Such amounts were previously reflected as changes in inventories in the statements of cash flows.

Note 2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, inventories, impairment of intangible assets and goodwill, income taxes including the valuation allowance for deferred tax assets, stock-based compensation, valuation of long-lived assets and investments, contingencies and litigation. Abiomed bases its estimates on historical experiences and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimated or assumed.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share data)

Note 3. Restricted Cash

The Company had restricted cash of approximately $0.1 million and $0.3 million included in prepaid expenses and other current assets at June 30, 2007 and March 31, 2007, respectively. This cash represents security deposits held in the Company’s European banks for a certain facility lease.

Note 4. Marketable Securities

The amortized cost, including interest receivable, approximates market value of held–to-maturity short-term marketable securities and was $0.5 million and $5.5 million at June 30, 2007 and March 31, 2007, respectively. There were no available-for-sale securities at June 30, 2007.

Note 5. Accounts Receivable

The components of accounts receivable are as follows:

	June 30, 2007	March 31, 2007
Trade receivables	$14,096	$11,135
Allowance for doubtful accounts	(267)	(203)

Total	$13,829	$10,932

Note 6. Inventories

The components of inventory are as follows:

	June 30, 2007	March 31, 2007
Raw materials and supplies	$4,659	$3,755
Work-in-process	1,985	1,771
Finished goods	4,156	3,041

Total	$10,800	$8,567

All of the Company’s inventories relate to circulatory care product lines that include the iPulse, AB5000, BVS 5000, AbioCor and Impella products. Finished goods and work-in-process inventories consist of direct material, labor and overhead.

From time to time, the Company loans finished goods inventory on a short-term basis to customers for demonstration purposes or clinical trial purposes which are amortized over a three-year life. This cost of “demo” inventory and the net carrying value are reflected in the table below:

	June 30, 2007	March 31, 2007
Cost of inventory used for demo purposes	$2,377	$2,082
Accumulated amortization	(1,067)	(904)

Total	$1,310	$1,178

Amortization expense related to demo inventory was $0.1 million for the three months ended June 30, 2007 and 2006.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share data)

Note 7. Property and Equipment

The components of property and equipment are as follows:

	June 30, 2007	March 31, 2007
Machinery and equipment	$16,173	$15,513
Furniture and fixtures	1,401	1,367
Leasehold improvements	2,522	2,522
Construction in progress	859	654

Total cost	20,955	20,056
Less accumulated depreciation	(14,770)	(14,292)

Total	$6,185	$5,764

The Company provides for depreciation on property and equipment by charges to operations in amounts that allocate the cost of depreciable assets over their estimated useful lives on a straight-line basis as follows:

Classification	Estimated useful life
Machinery and equipment	2 – 10 years
Furniture and fixtures	4 – 10 years
Leasehold improvements	Lower of life of asset or life of lease

Depreciation expense related to property and equipment was $0.5 million and $0.4 million for the three months ended June 30, 2007 and 2006, respectively.

Note 8. Goodwill and Intangible Assets

The carrying amount of goodwill at June 30, 2007 and March 31, 2007 was $27.0 and $26.7 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella. The change in carrying value was due to a change in the foreign currency translation rate.

The components of intangible assets are as follows:

	June 30, 2007			March 31, 2007
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$7,696	$2,961	$4,735	$7,625	$2,681	$4,944
Trademarks and Tradenames	447	191	256	444	175	269
Distribution Agreements	662	205	457	655	179	476
Acquired Technology	2,283	707	1,576	2,258	618	1,640

Total	$11,088	$4,064	$7,024	$10,982	$3,653	$7,329

Note 9. Warranties

The Company routinely accrues for estimated future warranty costs on its product sales at the time of sale. The following table summarizes the activities of the warranty reserves for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006
Balance at March 31	$157	$167
Accrual for warranties	66	68
Warranty cost incurred during the period	(37)	(27)

Balance at June 30	$186	$208

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share data)

Note 10. Research and Development

Research and development is a significant portion of the Company’s operations. The Company’s research and development efforts are focused on the development of new products related to cardiac assist, recovery and heart replacement and continually enhancing and improving its existing products. Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing new products and making significant enhancements to existing products. Research and development costs consist of the following amounts:

	Three Months Ended June 30,
	2007	2006
Internally funded	$5,420	$5,399
Incurred under government contracts and grants	96	20

Total research and development expense	$5,516	$5,419

Note 11. Expensed In-Process Research and Development

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

Note 12. Arbitration Decision

On May 15, 2006, Richard A. Nazarian, as Selling Stockholder Representative, filed a Demand for Arbitration (subsequently amended) with the Boston Office of the American Arbitration Association. The claims arose out of the Company’s purchase of intellectual property rights relating to the Penn State Heart and the related warrant agreements entered into by the Company. The claims sought 600,000 unrestricted shares of the Company’s common stock and attorney’s fees for an alleged breach of the Company’s obligation to fund development of the Penn State Heart program and an alleged cancellation of the Penn State Heart development project. The Company instituted a legal action in Federal Court to determine the arbitrability of the claims asserted and the Federal Court stayed the arbitration of a portion of the claims.

As disclosed on Form 8-K filed on July 3, 2007, on June 27, 2007 the Arbitrator issued his ruling. In his award the Arbitrator found that, during the period between July 2003 and September 2004, the Company terminated all material staffing and funding for development of the Penn State Heart for a continuous period of three months, other than for reasons outside of the Company’s control, which constituted a “Cancellation” under the terms of the warrant agreement. The ruling does not impact the Company’s continued investment in its AbioCor II program. In his award, the Arbitrator ruled that certain holders of the warrants covered by the warrant agreement are entitled to exercise their warrants to purchase 143,496.50 shares of the Company’s common stock for $0.01 per share pursuant to the warrant agreement and that the Company should pay to the claimants $0.5 million representing reimbursement for legal and arbitration fees and other disbursements. Of the 143,496.50 warrants awarded, the Company had previously recognized expense for the fair value of 78,923 warrants in its financial statements for the fiscal year ended March 31, 2001. The estimated fair value of the residual 64,573.50 warrants totaling $0.7 million were expensed for the three months ended June 30, 2007. The claimants are free to pursue the portion of their claims which were stayed by the Federal Court as well as potential additional claims and they have expressed an intention to do so.

The aggregate arbitrator award for the period ended June 30, 2007 was $1.2 million, comprised of $0.5 million representing reimbursement for legal and arbitration fees and other disbursements and $0.7 million related to the fair value of the warrants not previously expensed by the Company. The Company expensed this $1.2 million during the three months ended June 30, 2007, and this is reflected in the accompanying Statement of Operations under the line item Arbitration Decision.

Utilizing the criteria in SFAS No. 5, “Accounting for Contingencies” the Company assessed the potential for additional commitments and/or contingencies beyond the arbitrator’s award. The Company determined it is not deemed probable that an unfavorable outcome will arise from potential continued litigation on this matter and does not believe any potential damage is currently estimable. Therefore, no accrual is warranted at June 30, 2007. The detailed disclosures can be found in Note 17, Commitments and Contingencies.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share data)

Note 13. Accounting for Stock-Based Compensation

The Company incurred stock-based compensation expense of $1.7 million for the three months ended June 30, 2007 and 2006. The $1.7 million in stock-based compensation expense for the three months ended June 30, 2007 includes $1.6 million related to stock options and $0.1 million related to restricted stock and to the Company’s Employee Stock Purchase Plan (“the Purchase Plan” or “ESPP”).

The remaining unrecognized stock-based compensation expense for unvested stock option awards at June 30, 2007 was approximately $10.8 million, net of forfeitures, and the weighted-average time over which this cost will be recognized is 1.99 years. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its net operating loss position, this had no impact on the Company’s consolidated statement of cash flows for the three months ended June 30, 2007.

Stock Option Activity

The following table summarizes the stock option activity for the three months ended June 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at March 31, 2007	4,306	$11.04
Granted	604	12.30
Exercised	(61)	6.81
Cancelled	(110)	11.72
Expired	(4)	15.81

Outstanding at June 30, 2007	4,735	$11.25	7.18	$5,442

Exercisable at June 30, 2007	2,461	$10.78	5.79	$4,367

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) during the three months ended June 30, 2007 was $0.2 million. The total fair value of options vested during the three months ended June 30, 2007 was $3.9 million.

Grant-Date Fair Value

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The fair value of options granted during the three months ended June 30, 2007 and June 30, 2006 were calculated using the following weighted-average assumptions:

	Three Months Ended June 30,
	2007	2006
Risk-free interest rate	4.66%	5.02%
Expected option life (years)	6.25	6.25
Expected Volatility	56.53%	65.00%

The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated based on a combination of the historical volatility of our stock and adjustments for factors not reflected in historical volatility that are more indicative of future volatility. By using this combination, the Company is taking into consideration estimates of future volatility that the Company believes will differ from historical volatility as a result of product diversification and the Company’s acquisition of Impella. The average expected life was estimated using the simplified method for determining the expected term as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share data)

Note 13. Accounting for Stock-Based Compensation (Continued)

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

The weighted-average grant-date fair value for options granted during the three months ended June 30, 2007 and 2006 was $7.24 and $8.77 per share, respectively.

Total stock-based compensation recognized in the Company’s condensed consolidated statements of operations for the three months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,
	2007	2006
Cost of sales	$94	$66
Research and development	421	452
Selling, general and administrative	1,157	1,144

Total stock-based compensation expense	$1,672	$1,662

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

Restricted Stock

The following table summarizes restricted stock activity for the three months ended June 30, 2007:

	Three Months Ended
	Number of Shares	Grant Date Fair Value
Restricted stock awards at March 31, 2007	8	$10.80
Granted	50	11.27
Vested	—	—
Forfeited	—	—

Restricted stock awards at June 30, 2007	58	$11.21

At June 30, 2007, there was $0.5 million of unrecognized compensation cost related to restricted stock awards. Stock-based compensation expense related to restricted stock awards was approximately $35,000 during the three months ended June 30, 2007. The weighted average remaining contractual life for restricted stock awards at June 30, 2007 was approximately 2.6 years. The restricted stock grant compensation expense is recognized on a straight-line basis over the vesting period. The restricted stock award of 8,000 shares vests on March 1, 2008. The restricted stock awards issued in the first quarter of fiscal 2008 vest on the third anniversary of the date of grant.

Employee Stock Purchase Plan

Compensation expense recognized related to the Company’s ESPP was approximately $20,000 for the three months ended June 30, 2007. Compensation expense for the Company’s ESPP was valued using the Black-Scholes option valuation model using the following assumptions: an expected life of six months, a weighted average volatility of 38.96% and a weighted average risk free rate of 5.06%.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share data)

Note 14. Income Taxes

The Company has recorded a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite lived intangible assets, recognized in the 2006 acquisition of Impella, are not expected to reverse during the net operating loss carryforward period.

As of June 30, 2007, the Company has accumulated a net deferred tax liability in the amount of $1.5 million which is primarily the result of a difference in accounting for the Company’s goodwill which is amortized over 15 years for tax purposes but not amortized for book purposes, in accordance with SFAS No. 142. The net deferred tax liability cannot be offset against the Company’s deferred tax assets under U.S. generally accepted accounting principles since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period. For the three months ended June 30, 2007, the Company has recorded a deferred tax provision relating to amortization of goodwill for tax purposes in the amount of $0.1 million.

In July 2006, the FASB Issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Under FIN 48, the impact of an certain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect, if any, of adopting FIN 48 is reported as an adjustment to the opening balance of retained earnings in the year of adoption.

The Company adopted the provisions of FIN 48 on April 1, 2007. The cumulative effect of applying FIN 48 was recorded as a decrease of $0.3 million to retained earnings and an increase to other long-term liabilities as of April 1, 2007. This adjustment relates to state nexus for failure to file tax returns in various states for the years ended March 31, 2003, 2004, and 2005. The Company has determined it will proceed with a voluntary disclosure plan.

As of the date of adoption, the Company had a long-term deferred tax asset of $82.9 million, a long-term deferred tax liability of $4.0 million and a valuation allowance of $80.1 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. At April 1, 2007, the Company has NOL carryforwards of $79.2 million and $36.9 million, for federal and states, respectively, expiring at various dates through March 31, 2027.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s net deferred tax assets and liabilities. Additionally, the future utilization of the Company’s NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership changes that have occurred previously or that could occur in the future. Ownership changes, as defined in Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards and research and development credit carryforwards that the Company can use each year to offset future taxable income and taxes payable. Subsequent ownership changes could impose additional limitations. The Company has not done a complete analysis to determine whether changes in the composition of its stockholders, including the Company’s acquisition of Impella or the Company’s recent public offering, have resulted or will result in an ownership change for purposes of Section 382. Any limitation to all or a portion of the NOL or R&D credit carryforwards, before they can be utilized, would reduce the Company’s gross deferred tax assets.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share data)

Note 14. Income Taxes (continued)

The Company acquired Impella, a German-based Company, in May 2005. Impella had pre-acquisition net operating losses of approximately $19.9 million at the time of acquisition, and has since incurred net operating losses in each fiscal year since the acquisition. The utilization of the German pre-acquisition net operating losses in future periods is subject to certain statutory approvals.

The Company recorded a $0.1 million reduction to each of its federal and state research and experimentation credit carryforwards of approximately $6.3 million and $4.3 million, respectively at March 31, 2007. Therefore, the Company’s federal and state research and experimentation credit carryforwards at June 30, 2007 are approximately $6.2 million and $4.2 million, respectively.

The Company has elected to recognize interest and/or penalties related to income tax matters in income tax expense in its consolidated statement of operations. As of June 30, 2007, accrued interest was not significant and was recorded as part of the $0.3 million adjustment to the opening balance of retained earnings as of April 1, 2007. As of June 30, 2007, no penalties have been accrued.

The Company and its subsidiaries are subject to United States federal income tax, as well as income tax of multiple state and foreign jurisdictions. The Company has accumulated significant losses since its inception in 1981. All tax years remain subject to examination by major tax jurisdictions, including the federal government and the Commonwealth of Massachusetts. However, since the Company has net operating loss and tax credit carryforwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if the carryforwards are utilized.

Note 15. Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended June 30,
	2007	2006
Net loss	$(8,275)	$(6,131)
Other comprehensive loss:
Foreign currency translation adjustments	237	1,520

Comprehensive loss	$(8,038)	$(4,611)

Note 16. Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options and warrants based on the treasury stock method. In periods when a net loss is reported, such as the three months ended June 30, 2007 and June 30, 2006, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported the calculation of basic and dilutive loss per share results in the same value.

The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2007 and 2006 excludes warrants to purchase up to 400,000 shares of common stock issued in connection with the purchase of intellectual property. Also excluded from the calculation of diluted weighted-average shares outstanding for the three months ended June 30, 2007 and 2006 are stock options outstanding in the amount of 4,735,209 and 4,767,000, respectively and unvested shares of restricted stock in the amount of 58,000 shares and 16,000 shares, respectively.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share data)

Note 17. Commitments and Contingencies

The Company’s acquisition of Impella provides that Abiomed may be required to make additional contingent payments to Impella’s former shareholders as follows:

•	upon FDA approval of Impella’s 2.5 liter pump system, a payment of $5,583,333, and

•	upon FDA approval of Impella’s 5.0 liter pump system, a payment of $5,583,333

These milestone payments may be made, at the Company’s option, by a combination of cash or stock, except that no more than an aggregate of approximately $9.4 million of these milestone payments may be made in the form of stock. If any of these contingent payments are made, they will result in an increase in the carrying value of goodwill. If the average market price per share of Abiomed’s common stock, as determined in accordance with the purchase agreement, as of the date of one of these milestones is achieved is $22 or more, no additional contingent consideration will be required with respect to that milestone. If the average market price is between $18 and $22 on the date of the Company’s achievement of a milestone, the relevant milestone payment will be reduced ratably.

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

The Company enters into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. Abiomed has never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2007.

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

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

(In thousands, except share data)

Note 17. Commitments and Contingencies (continued)

As disclosed in Note 12, on June 27, 2007 the Arbitrator issued his ruling in a claim made by Mr. Nazarian and the Company has accounted for the elements of the arbitrator’s award in its financial statements for the period ended June 30, 2007. The Company assessed whether any additional commitments or contingencies exist related to this Nazarian litigation. The claimants are free to pursue the portion of their claims which were stayed by the Federal Court as well as potential additional claims and they have expressed an interest to do so. The Company has applied the concepts of SFAS No. 5, Accounting for Contingencies, and has determined that no accrual is warranted at June 30, 2007.

On July 24, 2007, Susan Doukides, as Administratrix of the Estate of Nicholas A. Petas, deceased, filed suit against the Company in the Court of Common Pleas of Hamilton County, OH. The claim alleges that on October 11, 2005 a ventricular cardiac assist device manufactured by the Company became disconnected from the deceased’s chest causing his death. The claim asks for greater than $50,000 in damages plus interest. The Company does not believe that the accident was caused by device malfunction and plans to defend against the claims asserted.

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

Note 18. Segment and Enterprise Wide Disclosures

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company operates in one business segment— the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 67% of the Company’s total consolidated assets are located within the United States as of June 30, 2007. Remaining assets are located in Europe, primarily related to our Impella production facility, and include goodwill and intangibles of $34 million at June 30, 2007 associated with the Impella acquisition from May 2005. Total assets in Europe excluding goodwill and intangibles were $8.2 million at June 30, 2007 and amounted to 6% of total consolidated assets. For the three months ended June 30, 2007 and 2006, international sales accounted for 17% and 9% of total product revenue, respectively.

Note 19. Recent Accounting Pronouncements

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

Forward Looking Statements

Abiomed’s discussion of financial condition and results of operations may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from those anticipated in these forward-looking statements based upon a number of factors, including uncertainties associated with development, testing and related regulatory approvals, anticipated future losses, complex manufacturing, high quality requirements, dependence on limited sources of supply, competition, market acceptance of our new products, technological change, government regulation, future capital needs and uncertainty of additional financing and other risks detailed in the Company’s filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. In particular, we encourage you to review the risks and uncertainties discussed under Item 1A of Part I of our Annual Report on Form 10-K, for the year ended March 31, 2007. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of unanticipated events.

Overview

We are a leading provider of medical devices in circulatory support and we offer a continuum of care in heart recovery to acute heart failure patients. Our strategy is focused on establishing heart recovery as the goal for all acute cardiac attacks. Our products are designed to enable the heart to rest, heal and recover by improving blood flow and/or performing the pumping function of the heart. We believe we are the only company with commercially available cardiac assist devices approved for heart recovery by the Food and Drug Administration, or FDA, and our products have been used to treat thousands of patients to date. Our products can be used in a broad range of clinical settings, including by heart surgeons for patients in profound shock and by interventional cardiologists for patients who are in pre-shock or in need of prophylactic support in the cardiac catheterization lab, or cath lab. We are focused on increasing awareness of heart recovery and establishing it as the goal for patients with failing but potentially recoverable hearts. We expect recovery awareness and utilization of our products will significantly increase the number of patients able to return home from the hospital with their own hearts. Since 2004, our executive team has focused our efforts on expanding our product portfolio, and we have eight disposable products that have either been approved or cleared by the FDA or have received CE mark approval, as well as several additional products in development.

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

AB5000 and BVS 5000 (continued)

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

As discussed in the section to follow entitled “IAB and iPulse”, we recently developed a new iPulse combination console that can support our AB5000 and BVS 5000 systems and our recently announced intra-aortic balloon (IAB). The iPulse combination console is currently under regulatory review by the FDA for PMA supplement approval. We expect FDA supplemental approval on our iPulse combination console in our fiscal third quarter of 2008, which ends December 31, 2007.

Impella 2.5, Impella 5.0, Impella RD and Impella L

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

These catheters can be quickly inserted through the femoral artery using a guide wire to reach the left ventricle of the heart where they are directly deployed to draw blood out of the ventricle and deliver it to the circulation, thereby reducing ventricular work (resting the heart) and providing flow to the rest of the organs. The Impella 2.5 is implanted percutaneously, while the Impella 5.0 is implanted via a small cut-down of the femoral artery in the groin. The Impella 2.5 can pump up to 2.5 liters of blood per minute, and the Impella 5.0 can pump up to 5.0 liters of blood per minute. The Impella 5.0 has been used to treat patients in need of cardiac support resulting from post-cardiotomy cardiogenic shock, myocarditis, low cardiac output after a heart attack, or post-coronary intervention procedures, or as a bridge to other circulatory support devices, including our AB5000 and BVS 5000 systems. Our Impella RD is a right heart support pump, and our Impella LD is a left heart support pump. Both are surgically implanted.

Our Impella 2.5 and 5.0 catheters and Impella RD and LD heart pumps are already available in Europe under CE mark approval. We are pursuing FDA approval through a PMA path for our Impella 2.5 and 5.0 products. The Impella 2.5 pilot clinical trial was designed to study the use of the Impella 2.5 to support high-risk angioplasty as a left ventricular assist device. The Impella 2.5 patient enrollment for the pilot clinical trial has been completed through enrollment of 20 patients at the following hospitals: Brigham & Women’s Hospital, Massachusetts General Hospital, Columbia Presbyterian, Scripps Clinic, Cedars-Sinai Medical Center, Texas Heart Institute, William Beaumont Hospital and Academic Medical Centre of the University of Amsterdam. The trial will be completed after we have concluded all necessary post-enrollment patient monitoring. We expect the pivotal trial for the Impella 2.5 will begin during late calendar 2007. Angioplasty, performed in the cath lab, is the insertion of a catheter-guided balloon and is used to open a narrowed coronary artery. A stent, or a wire-mesh tube that expands to hold the artery open, is usually placed at the narrowed section. According to the American Heart Association, there are approximately 1.3 million in-patient angioplasty procedures in the U.S. annually, of which only a fraction are high-risk. For purposes of our clinical trials, high-risk angioplasty is generally defined as a procedure on patients undergoing angioplasty on an unprotected left main coronary artery lesion, or the last patent coronary conduit, and who have poor cardiac function. The Impella 5.0 pilot clinical trial includes post-cardiotomy patients who have been weaned from the heart-lung machine. In addition to the PMA approval path for our Impella 2.5, we are seeking 510(k) clearance of our Impella 2.5 catheter for short duration use. Regardless of the outcome of our 510(k) submission, we plan to pursue PMA approval for other clinical indications. We cannot assure you that we will receive PMA approval or 510(k) clearance for either our Impella 2.5 or 5.0 or that we will be able to sell them at anticipated prices. On August 9, 2007 we announced that we have provided a formal written response to questions from the FDA on our 510(k) submission for the Impella 2.5 and have provided the FDA with a report on our recently completed 20-patient U.S. pilot study. We have also submitted the formal request to initiate a randomized pivotal study for the Impella 2.5.

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

We received 510(k) clearance from the FDA for our new IAB in December 2006 and CE Mark approval in January 2007. The iPulse console has CE mark approval in Europe but has not been approved for commercial sale in the United States. To obtain FDA approval of the iPulse console, we have filed a supplement to our PMA application for our existing AB5000 console. We believe there will be U.S. market demand for our iPulse console following FDA supplement approval anticipated in calendar 2007; however, we cannot guarantee approval.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues (which includes revenues from products and funded research and development) for the three months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,
	2007	2006
Revenues:
Products	98.8%	100.0%
Funded research and development	1.2	0.0

Total revenues	100.0	100.0

Costs and expenses:
Cost of product revenues excluding amortization of intangibles	25.1	26.8
Research and development	39.2	41.7
Selling, general and administrative	88.5	72.2
Expensed in-process research and development	—	6.1
Arbitration Decision	8.8	—
Amortization of intangibles	2.7	2.8

Total costs and expenses	164.3	149.6

Loss from operations	(64.3)	(49.6)
Other income, net	6.5	3.5

Loss before income taxes	(57.8)	(46.1)
Tax provision	1.0	1.0

Net loss	(58.8)%	(47.1)%

Three months ended June 30, 2007 compared with three months ended June 30, 2006

Product Revenues

Product revenues for the three months ended June 30, 2007 increased by $1.1 million or 8%, to $14.1 million from $13.0 million for the three months ended June 30, 2006. Revenues from disposables, service and other programs (non-console revenues) comprised approximately 86% and 84% of total revenues for the three months ended June 30, 2007 and 2006, respectively. The increase during the first quarter of fiscal 2008 compared to the same period of fiscal 2007 was attributable to increases in sales of our AB5000 and Impella products that were partially offset by declines in sales of our BVS products. For the three months ended June 30, 2007, revenues from Impella disposables increased 117%, revenues from AB5000 disposables increased 23% and revenues from BVS declined 26%.

Comparing the first quarter of fiscal 2008 to the same period of fiscal 2007, sales of our AB5000 products in total increased approximately 8%, as a 23% increase in AB5000 disposables revenue was offset by a 30% decline in AB5000 console sales. In December 2006, we announced the new iPulse Console and 510(k) clearance of our Intra-Aortic Balloon. We believe there will be U.S. market demand for our iPulse console (combination driver for the Intra-Aortic Balloon, BVS and AB5000) following FDA supplement approval anticipated later in calendar 2007; however, we cannot guarantee approval. This may cause some shift in console revenue from the AB5000 console to our newer iPulse console in future quarters.

The increase in revenue for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 is primarily due to the effects of our strategy to increase global distribution and our ongoing efforts to increase recovery awareness globally in hospitals, open heart centers and transplant centers. Our sales and clinical teams are focused on stimulating demand for our products by educating surgeons and cardiologists about both the clinical benefits of and the increased reimbursement available for our heart recovery products. Our global sales and clinical headcount increased 33% during fiscal 2007 compared to fiscal 2006 and we expect to continue to increase sales, clinical and marketing headcount throughout fiscal 2008 to drive recovery awareness globally to in turn drive revenue growth.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cost of Product Revenues

Cost of product revenues for the three months ended June 30, 2007 was $3.5 million and approximately flat compared to cost of product revenues for the three months ended June 30, 2006. The decrease in cost of product revenues as a percentage of revenues was a result of a higher portion of our revenues coming from disposables, service and other programs (non-console revenues). During the three months ended June 30, 2007, approximately $0.8 million of costs were incurred and charged to expense in cost of goods sold in connection with the Company’s manufacturing capacity ramp-up for its Impella, iPulse and AbioCor products. We expect to commence shipment of our AbioCor products later in calendar 2007. In advance of potential U.S. regulatory approvals, we are investing in manufacturing capacity to meet expected potential market demand, particularly in the U.S.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2007 increased $0.1 million or 2%, to $5.5 million from $5.4 million for the three months ended June 30, 2006. Research and development expenses for the first quarter of fiscal 2008 and 2007 included stock compensation expense of $0.4 million and $0.5 million, respectively. Additionally, research and development expenses for the first quarter of fiscal 2008 include clinical trial expenses associated with our Impella 2.5 and 5.0 pilot trials of $0.3 million. Our increases in product development costs reflect our efforts to expand and enhance our product lines across a clinical spectrum of care in the cath lab and surgery suite. During fiscal 2008, we expect to continue to invest in new product development to broaden our portfolio of products in the circulatory care markets. In addition, our research and development expenditures for fiscal 2008 are expected to include costs related to clinical trials, including U.S. FDA regulatory trials for our Impella products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2007 increased $3.1 million or 33%, to $12.4 million from $9.4 million for the three months ended June 30, 2006. The increase is due to increased investments in our global distribution of sales and clinical representatives, up approximately 33% as compared to the first quarter of fiscal 2007, and is also due to our increased investments in our Healthcare Solutions and marketing initiatives. Selling, general and administrative expenses for the first quarter of fiscal year 2008 and 2007 included stock-based compensation expense of $1.2 million and $1.1 million, respectively.

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

Arbitration Decision

As previously discussed in Note 12, Arbitration Decision, and Note 17, Commitments and Contingencies, the aggregate arbitrator award for the period ended June 30, 2007 was $1.2 million, comprised of the $0.7 million related to the fair value of the warrants we had not previously expensed and the $0.5 million representing reimbursement for legal and arbitration fees and other disbursements. We expensed this $1.2 million during the three months ended June 30, 2007, which is reflected in the accompanying Statement of Operations under the line item Arbitration Decision.

Amortization of Intangibles

Amortization of intangible assets for the three months ended June 30, 2007 was $0.4 million, consistent with the three months ended June 30, 2006. Amortization in 2008 and 2007 primarily relates to specifically identified assets from the Impella acquisition.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Income, Net

Other income consists primarily of interest earned on our cash and investments, foreign exchange effects, and miscellaneous income. Other income for the three months ended June 30, 2007 and 2006 was $0.9 million and $0.5 million, respectively. The increase was due to higher cash and short-term marketable securities balance of $62.7 million at June 30, 2007 compared to $24.8 million at June 30, 2006.

Tax Provision

As of June 30, 2007, we have accumulated a net deferred tax liability in the amount of $1.5 million which is primarily the result of a difference in accounting for our goodwill which is amortized over 15 years for tax purposes but not amortized for book purposes. The net deferred tax liability cannot be offset against our deferred tax assets under U.S. generally accepted accounting principles since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period. This deferred tax liability cannot be used as a source of taxable income in the determination of the valuation allowance. Valuation allowances for deferred tax assets are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on expected future operating results, we believe that it is more likely than not that we will not realize the benefits of our deferred tax assets.

For the three months ended June 30, 2007, we have recorded a deferred tax provision related to amortization of goodwill in the amount of $0.1 million. Differences between amounts recorded as a deferred tax liability on the balance sheet versus amounts recorded in the statement of operations result from deferred tax adjustments for foreign currency fluctuations.

Net Loss

During the three months ended June 30, 2007, we incurred a net loss of $8.3 million, or $0.26 per share, compared to a net loss of $6.1 million, or $0.23 per share, for the three months ended June 30, 2006. Included in the net loss for the three months ended June 30, 2007 is $1.2 million relating to the arbitration award as previously discussed in Note 12.

We expect to continue to incur net losses for the foreseeable future as we plan to invest in expanding our global distribution to drive revenue growth and as we bring new products to market.

Liquidity and Capital Resources

We have supported our operations primarily with revenues from sales of our BVS, AB5000 and Impella circulatory product lines, government contracts and proceeds from our equity financings and proceeds from stock option exercises. At June 30, 2007, our cash and investments totaled $62.7 million, a decrease of $12.4 million compared to $75.1 million in cash and investments at March 31, 2007. We believe that our revenue from product sales together with existing resources will be sufficient to fund our operations during the next twelve months.

During the three months ended June 30, 2007, cash used by operating activities was $12.8 million as compared to $4.9 million during the same period in the prior year. Net cash used in operating activities resulted from our net loss of $8.3 million for the three months ended June 30, 2007, increases in accounts receivable of $2.9 million and inventories of $2.5 million, and a decrease in accounts payable and other current liabilities of $2.7 million offset by depreciation and amortization of $1.1 million, arbitration decision of $1.2 million, and stock-based compensation expense of $1.7 million. Our net loss is primarily attributed to increased investments in our global distribution as we continue to drive initiatives to increase recovery awareness as well as our investments in research and development to broaden our circulatory care product portfolio. The increase in accounts receivable of $2.9 million is due primarily to an increase in certain aged receivables as well as higher revenue for the first quarter of fiscal 2008 compared to the same period of fiscal 2007. As of August 9, 2007, the Company has collected approximately $7.0 million of accounts receivable outstanding at June 30, 2007 and the Company believes that its remaining accounts receivable, net of related reserves, are collectible. Our increase in inventories of $2.5 million as discussed above reflects our inventory buildup to support anticipated increases in demand for our products, specifically to meet anticipated U.S. demand following the anticipated U.S. regulatory approval of our iPulse, Impella and AbioCor products.

Cash provided by investing activities for the three months ended June 30, 2007 was $4.0 million, comprised primarily of $5.0 million from the proceeds of short-term securities which was offset by $1.0 million related to expenditures for property and equipment.

Cash provided by financing activities for the three months ended June 30, 2007 was $1.4 million, comprised primarily of $0.4 million attributable to the exercise of stock options and $1.0 million related to the issuance of common stock.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Capital expenditures for fiscal 2008 are estimated to be in the range of $2.5 million to $3.5 million which primarily relate to our planned manufacturing capacity increases and the international phase of our ERP (SAP) implementation.

Critical Accounting Policies

We continue to monitor our accounting policies to ensure proper application of current rules and regulations. Except for income taxes, there have been no changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The methodology applied to management’s estimate for income taxes has changed due to the adoption of a new accounting pronouncement as described below.

Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which became effective for us beginning in fiscal 2008. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Effective April 1, 2007, we adopted the provisions of FIN 48.

For additional information regarding the adoption of FIN 48, see Note 14. For further discussion of our critical accounting estimates related to income taxes, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

New Accounting Pronouncements

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

Contractual Obligations and Commercial Commitments

We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2007.

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

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Derivative Financial Instruments and Derivative Commodity Instruments

We do not participate in derivative financial instruments or derivative commodity instruments.

Primary Market Risk Exposures

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists primarily of money market funds, commercial paper and corporate bonds with maturities of one year or less at June 30, 2007. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in high investment grade securities with ratings of at least AA by Moody’s or Standard & Poor’s as well as investment portfolio diversification. Our held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2007, we believe the decline in fair market value of our investment portfolio would be immaterial. We believe, however, that we have the ability to hold our fixed income investments until maturity and therefore would not expect our operating results or cash flows to be affected to any significant degree by a change in market interest rates on our securities portfolio.

Currency Exchange Rates

Our Impella subsidiary’s functional currency is the Euro. Therefore, our investment in Impella is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the “accumulated other comprehensive income (loss)” component of stockholders’ equity. Had a 10% depreciation in the Euro occurred relative to the U.S. dollar as of June 30, 2007, the result would have been a reduction of stockholders’ equity of approximately $3.9 million.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. During the first quarter of 2008, we recorded a pre-tax charge in the amount of $1.2 million, which was in addition to the $6.4 million we had previously recorded, in connection with an arbitration panel’s decision regarding the Penn State Heart proceeding against ABIOMED, Inc. as discussed in Note 12.

On May 15, 2006, Richard A. Nazarian, as Selling Stockholder Representative, filed a Demand for Arbitration (subsequently amended) with the Boston Office of the American Arbitration Association. The claims arose out of our purchase of intellectual property rights relating to the Penn State Heart and the related warrant agreements entered into by us. The claims sought 600,000 unrestricted shares of our common stock and attorney’s fees for an alleged breach of our obligation to fund development of the Penn State Heart program and an alleged cancellation of the Penn State Heart development project. We instituted a legal action in Federal Court to determine the arbitrability of the claims asserted and the Federal Court stayed the arbitration of a portion of the claims.

As disclosed on Form 8-K filed on July 3, 2007, on June 27, 2007 the Arbitrator issued his ruling. In his award the Arbitrator found that, during the period between July 2003 and September 2004, we terminated all material staffing and funding for development of the Penn State Heart for a continuous period of three months, other than for reasons outside of our control, which constituted a “Cancellation” under the terms of the warrant agreement. The ruling does not impact our continued investment in our AbioCor II program. In his award, the Arbitrator ruled that certain holders of the warrants covered by the warrant agreement are entitled to exercise their warrants to purchase 143,496.50 shares of our common stock for $0.01 per share pursuant to the warrant agreement and that we should pay to the claimants $0.5 million representing reimbursement for legal and arbitration fees and other disbursements. Of the 143,496.50 warrants awarded, we previously recognized expense for the fair value of 78,923 warrants in our financial statements for the fiscal year ended March 31, 2001. The estimated fair value of the residual 64,573.50 warrants totaling $0.7 million were expensed for the three months ended June 30, 2007. The claimants are free to pursue the portion of their claims which were stayed by the Federal Court as well as potential additional claims and they have expressed an intention to do so. We plan to defend our position vigorously.

On July 24, 2007, Susan Doukides, as Administratrix of the Estate of Nicholas A. Petas, deceased, filed suit against the Company in the Court of Common Pleas of Hamilton County, OH. The claimant alleges that on October 11, 2005 a ventricular cardiac assist device manufactured by us became disconnected from the deceased’s chest causing his death. The claim asks for greater than $50,000 in damages plus interest. We do not believe that the accident was caused by device malfunction and plan to defend against the claims asserted.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on form 10-K for the year ended March 31, 2007, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Share Purchase Agreement for the acquisition of Impella Cardio Systems AG, dated April 26, 2005.		8-K	May 16, 2005	2.1

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

4.2	Rights Agreement between ABIOMED and its transfer agent, as Rights Agent dated as of August 13, 1997 (including Form of Rights Certificate attached thereto as Exhibit A).		8-K	August 25, 1997	4

10.1*	Offer Letter with David Webber dated April 23, 2007	X

11.1	Statement regarding computation of Per Share Earnings (see Note 16, Notes to Consolidated Financial Statements).	X

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer.	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

*	Management contract or compensatory plan

ABIOMED, INC. ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Abiomed, Inc.

Date: August 9, 2007	/s/ Daniel J. Sutherby
Daniel J. Sutherby
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)