Form 10-Q
period 2007-09-30
ABIOMED INC
filed 2007-11-08
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 7, 2007, there were 32,523,761 shares outstanding of the registrant’s Common Stock, $.01 par value.

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

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,518	$69,646
Short-term marketable securities	—	5,479
Accounts receivable, net	8,615	10,932
Inventories	14,600	8,567
Prepaid expenses and other current assets	1,661	1,758

Total current assets	84,394	96,382
Property and equipment, net	7,033	5,764
Intangible assets, net	6,989	7,329
Goodwill	28,396	26,708

Total assets	$126,812	$136,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,312	$5,185
Accrued expenses	6,582	7,017
Deferred revenue	774	695

Total current liabilities	12,668	12,897
Long-term deferred tax liability	2,458	1,191
Other long-term liabilities	275	—

Total liabilities	15,401	14,088

Commitments and contingencies
Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized—1,000,000 shares; Issued and outstanding—none
Common stock, $.01 par value	325	323
Authorized—100,000,000 shares;
Issued—32,524,030 shares at September 30, 2007 and 32,254,577 shares at March 31, 2007;
Outstanding—32,513,011 shares at September 30, 2007 and 32,243,558 shares at March 31, 2007
Additional paid-in-capital	298,248	292,467
Accumulated deficit	(189,121)	(171,189)
Treasury stock at cost—11,019 shares at September 30, 2007 and at March 31, 2007	(116)	(116)
Accumulated other comprehensive income	2,075	610

Total stockholders’ equity	111,411	122,095

Total liabilities and stockholders’ equity	$126,812	$136,183

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Products	$11,272	$10,867	$25,173	$23,875
Funded research and development	83	19	246	19

	11,355	10,886	25,419	23,894

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	2,877	2,925	6,409	6,408
Research and development	5,832	5,285	11,348	10,704
Selling, general and administrative	12,257	11,046	24,699	20,438
Arbitration decision	(26)	—	1,206	—
Expensed in-process research and development	—	—	—	800
Amortization of intangible assets	386	504	766	870

	21,326	19,760	44,428	39,220

Loss from operations	(9,971)	(8,874)	(19,009)	(15,326)

Other income:
Investment income	802	286	1,709	601
Other income, net	(68)	15	(67)	159

	734	301	1,642	760

Net loss before provision for income taxes	(9,237)	(8,573)	(17,367)	(14,566)
Provision for income taxes	145	103	290	241

Net loss	$(9,382)	$(8,676)	$(17,657)	$(14,807)

Basic and diluted net loss per share	$(0.29)	$(0.33)	$(0.55)	$(0.56)
Weighted average shares outstanding	32,422	26,611	32,379	26,553

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	Six months ended September 30, 2007
	2007	2006
Operating activities:
Net loss	$(17,657)	$(14,807)
Adjustments required to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,191	1,930
Bad debt expense	101	45
Stock-based compensation	2,934	3,251
Write-down of inventory	243	159
Loss on disposal of fixed assets	7	—
Impairment of intangibles	—	134
Deferred tax provision	290	241
Arbitration decision	728	—
Expensed in-process research and development	—	800
Changes in assets and liabilities:
Accounts receivable	2,301	605
Inventories	(6,362)	(1,050)
Prepaid expenses and other current assets	131	(174)
Accounts payable	111	389
Accrued expenses	(433)	(207)
Deferred revenue	76	175

Net cash used for operating activities	(15,339)	(8,509)
Investing activities:
Proceeds from the sale and maturity of short-term securities	5,479	18,872
Purchases of short-term securities	—	(10,799)
Expenditures for intangible assets	(15)	(829)
Expenditures for property and equipment	(2,323)	(1,550)

Net cash provided by investing activities	3,141	5,694
Financing activities:
Issuance of common stock	874	—
Proceeds from the exercise of stock options	1,044	1,599
Proceeds from employee stock purchase plan	128	159

Net cash provided by financing activities	2,046	1,758
Effect of exchange rate changes on cash	24	277

Net decrease in cash and cash equivalents	(10,128)	(780)
Cash and cash equivalents at beginning of period	69,646	7,832

Cash and cash equivalents at end of period	$59,518	$7,052

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

1. Nature of Business and Basis of Preparation

Abiomed, Inc. (the “Company” or “Abiomed”) is a leading provider of medical devices in circulatory support that offers a continuum of care in heart recovery to acute heart failure patients. The Company’s strategy is focused on establishing heart recovery as the goal for all acute cardiac attacks. The Company’s products are designed to enable the heart to rest, heal and recover by improving blood flow and/or performing the pumping function of the heart. The products can be used in a broad range of clinical settings, including by cardiologists for patients who are in pre-shock or in need of prophylactic support in the cardiac catheterization lab, or cath lab, and by heart surgeons for patients in profound shock. Abiomed is focused on increasing awareness of heart recovery and establishing it as the goal for all acute patients experiencing cardiac attacks (heart attacks) with failing but potentially recoverable hearts. The Company expects that recovery awareness and utilization of its products will significantly increase the number of patients able to return home from the hospital with their own hearts.

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

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 3. Restricted Cash

The Company had restricted cash of $0 million at September 30, 2007 and approximately $0.3 million included in prepaid expenses and other current assets at March 31, 2007. This cash represents security deposits that were held in the Company’s European banks for a certain facility lease.

Note 4. Marketable Securities

The amortized cost, including interest receivable, approximates market value of held–to-maturity short-term marketable securities and was $0 million at September 30, 2007 and $5.5 million at March 31, 2007. There were no available-for-sale securities at September 30, 2007 and at March 31, 2007.

Note 5. Accounts Receivable

The components of accounts receivable are as follows:

	September 30, 2007	March 31, 2007
Trade receivables	$8,924	$11,135
Allowance for doubtful accounts	(309)	(203)

Total	$8,615	$10,932

Note 6. Inventories

The components of inventory are as follows:

	September 30, 2007	March 31, 2007
Raw materials and supplies	$6,913	$3,755
Work-in-progress	2,455	1,771
Finished goods	5,232	3,041

Total	$14,600	$8,567

All of the Company’s inventories relate to circulatory care product lines that include the iPulse, AB5000, BVS 5000, AbioCor and Impella product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead. The Company’s Impella and iPulse products are CE-marked and available for sale outside the U.S. but are not approved by the FDA. The Company’s AbioCor product line is approved by the FDA under a Humanitarian Device Exemption (HDE).

From time to time, the Company loans finished goods inventory on a short-term basis to customers for demonstration purposes or clinical trial purposes and this inventory is amortized over a three-year life. This cost of “demo” inventory and the net carrying value are reflected in the table below:

	September 30, 2007	March 31, 2007
Cost of inventory used for demo purposes	$3,157	$2,082
Accumulated amortization	(1,261)	(904)

Total	$1,896	$1,178

Amortization expense related to demo inventory was $0.2 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively. Amortization expense related to demo inventory was $0.3 million and $0.2 million for the six months ended September 30, 2007 and 2006, respectively.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 7. Property and Equipment

The components of property and equipment are as follows:

	September 30, 2007	March 31, 2007
Machinery and equipment	$17,180	$15,513
Furniture and fixtures	1,468	1,367
Leasehold improvements	2,527	2,522
Construction in progress	1,238	654

Total cost	22,413	20,056
Less accumulated depreciation	(15,380)	(14,292)

Total	$7,033	$5,764

The Company provides for depreciation on property and equipment by charges to operations in amounts that allocate the cost of depreciable assets over their estimated useful lives on a straight-line basis as follows:

Classification	Estimated useful life
Machinery and equipment	2 – 10 years
Furniture and fixtures	4 – 10 years
Leasehold improvements	Lower of life of asset or life of lease

Depreciation expense related to property and equipment was $0.5 million for the three months ended September 30, 2007 and 2006, respectively. Depreciation expense related to property and equipment was $1.1 million and $0.9 million for the six months ended September 30, 2007 and 2006, respectively.

Note 8. Goodwill and Intangible Assets

The carrying amount of goodwill at September 30, 2007 and March 31, 2007 was $28.4 and $26.7 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella. The change in carrying value was due to a change in the foreign currency translation rate.

The components of intangible assets are as follows:

	September 30, 2007			March 31, 2007
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$8,038	$3,337	$4,701	$7,625	$2,681	$4,944
Trademarks and tradenames	472	212	260	444	175	269
Distribution agreements	696	240	456	655	179	476
Acquired technology	2,401	829	1,572	2,258	618	1,640

	$11,607	$4,618	$6,989	$10,982	$3,653	$7,329

Amortization of intangible assets was $0.4 million and $0.5 million for the three months ended September 30, 2007 and 2006, respectively. Amortization of intangible assets was $0.8 million and $0.9 million for the six months ended September 30, 2007 and 2006, respectively.

Note 9. Warranties

The Company routinely accrues for estimated future warranty costs on its product sales at the time of sale. The following table summarizes the activities of the warranty reserves for the six months ended September 30, 2007 and 2006:

	Six Months Ended September 30,
	2007	2006
Balance at March 31	$157	$167
Accrual for warranties	89	74
Warranty cost incurred during the period	(76)	(33)

Balance at September 30	$170	$208

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 10. Research and Development

The Company’s research and development efforts are focused on the development of new products related to circulatory care and enhancing and improving its existing products. Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing new products and making significant enhancements to existing products. Research and development costs consist of the following amounts:

	September 30,		September 30,
	2007	2006	2007	2006
Internally funded	$5,758	$5,272	$11,177	$10,671
Incurred under government contracts and grants	74	13	171	33

Total research and development expense	$5,832	$5,285	$11,348	$10,704

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

Note 12. Arbitration Decision and Warrants Repurchase

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

On June 27, 2007 the Arbitrator issued his ruling. In his award the Arbitrator found that, during the period between July 2003 and September 2004, the Company terminated all material staffing and funding for development of the Penn State Heart for a continuous period of three months, other than for reasons outside of the Company’s control, which constituted a “Cancellation” under the terms of the warrant agreement. The ruling does not impact the Company’s continued investment in its AbioCor II program. In his award, the Arbitrator ruled that certain holders of the warrants covered by the warrant agreement are entitled to exercise their warrants to purchase 143,496.50 shares of the Company’s common stock for $0.01 per share pursuant to the warrant agreement and that the Company should pay to the claimants $0.5 million representing reimbursement for legal and arbitration fees and other disbursements. Of the 143,496.50 warrants awarded, the Company had previously recognized expense for the fair value of 78,923 warrants in its financial statements in the fiscal year ended March 31, 2001. The estimated fair value of the residual 64,573.50 warrants totaling $0.7 million were expensed for the three months ended June 30, 2007.

The aggregate arbitrator award for the period ended June 30, 2007 was $1.2 million, comprised of $0.5 million representing reimbursement for legal and arbitration fees and other disbursements and $0.7 million related to the fair value of the warrants not previously expensed by the Company. The Company expensed this $1.2 million during the three months ended June 30, 2007, and this is reflected in the accompanying statements of operations under the line item arbitration decision.

Warrants Repurchase

The Company has reached agreement with the selling stockholder representative whereby for cash consideration of approximately $2.2 million, the claimants would surrender to the Company all outstanding warrants issued under the warrant agreement discussed above in the Arbitration Decision section of this note. The settlement will result in the Company’s repurchase of all outstanding warrants held by the claimants. In exchange for the cash consideration, the claimants will surrender the respective outstanding warrants and will release the Company from any future obligations or liabilities related to this matter. Management’s estimate of the fair value of the warrants to be repurchased is approximately $1.9 million. This is calculated as 143,496.50 warrants discussed above, valued at the price of the Company’s stock per share of $13.02, which was the price on the close of business on October 3, 2007, the effective date of the settlement. The $0.3 million excess of the $2.2 million of cash consideration over the $1.9 million estimated fair value of the warrants at October 3, 2007, is management’s best estimate of the settlement of the threatened claims as of September 30, 2007 and has been accrued at September 30, 2007 as a current liability in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies and is reflected in the accompanying statements of operations under the line item selling, general and administrative. The Company expects to disburse the cash consideration of approximately $2.2 million in the third quarter of fiscal 2008, and there will be no other future royalties or payouts owed to the selling stockholders on revenue generated from the AbioCor II.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 13. Accounting for Stock-Based Compensation

Total stock-based compensation recognized in the Company’s condensed consolidated statements of operations for the three and six months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Cost of sales	$68	$47	$163	$113
Research and development	253	409	673	861
Selling, general and administrative	940	1,133	2,098	2,277

Total stock-based compensation expense	$1,261	$1,589	$2,934	$3,251

The $1.3 million in stock-based compensation expense for the three months ended September 30, 2007 includes $1.2 million related to stock options and $0.1 million related to restricted stock and the Company’s Employee Stock Purchase Plan (“the Purchase Plan” or “ESPP”). The $2.9 million in stock-based compensation expense for the six months ended September 30, 2007 includes $2.8 million related to stock options and $0.1 million related to restricted stock and the Company’s ESPP.

The remaining unrecognized stock-based compensation expense for unvested stock option awards at September 30, 2007 was approximately $10.4 million, net of forfeitures, and the weighted-average time over which this cost will be recognized is 1.8 years. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its net operating loss position, this had no impact on the Company’s consolidated statement of cash flows for the six months ended September 30, 2007.

Stock Option Activity

The following table summarizes the stock option activity for the six months ended September 30, 2007:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2007	4,306	$11.04
Granted	726	12.22
Exercised	(127)	8.22
Cancelled	(181)	11.64
Expired	(8)	15.89

Outstanding at September 30, 2007	4,716	$11.28	6.98	$9,724

Exercisable at September 30, 2007	2,555	$10.85	5.64	$7,172

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) during the three and six months ended September 30, 2007 was $0.1 million and $0.3 million, respectively. The total fair value of options vested during the three and six months ended September 30, 2007 was $1.3 million and $5.2 million, respectively.

Grant-Date Fair Value

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The fair value of options granted during the three months ended September 30, 2007 and 2006 were calculated using the following weighted-average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.48%	4.84%	4.59%	5.58%
Expected option life (years)	6.25	6.25	6.25	6.25
Expected volatility	58.60%	65.00%	56.87%	65.00%

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

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

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

The weighted-average grant-date fair value for options granted during the three and six months ended September 30, 2007 was $7.12 and $7.22 per share, respectively. The weighted average grant date fair value for options granted during the three and six months ended September 30, 2006 was $8.83 and $8.77, respectively.

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

Restricted Stock

The following table summarizes restricted stock activity for the six months ended September 30, 2007:

	Six Months Ended September 30, 2007
	Number of Shares	Grant Date Fair Value
Restricted stock awards at March 31, 2007	8	$10.80
Granted	50	11.27
Vested	—	—
Forfeited	(6)	—

Restricted stock awards at September 30, 2007	52	$11.20

At September 30, 2007, there was $0.4 million of unrecognized compensation cost related to restricted stock awards. During the six months ended September 30, 2007, an aggregate of fifty thousand shares of restricted stock were issued to certain executive officers of the Company. Stock-based compensation expense related to restricted stock awards was approximately $58,000 and $22,000 during the three months ended September 30, 2007 and 2006. Stock-based compensation expense related to restricted stock awards was approximately $93,000 and $43,000 during the six months ended September 30, 2007 and 2006, respectively. The weighted average remaining contractual life for restricted stock awards at September 30, 2007 was approximately 2.3 years. The restricted stock compensation expense is recognized on a straight-line basis over the vesting period. On March 1, 2005, the Company granted 24,000 shares of restricted stock to an officer of the Company, of which 16,000 shares vested in 8,000 increments on March 1, 2006 and March 1, 2007. The remaining restricted stock award of 8,000 shares vests on March 1, 2008. The restricted stock awards issued during the six months ended September 30, 2007 vest on the third anniversary of the date of grant.

Employee Stock Purchase Plan

Compensation expense recognized related to the Company’s ESPP was approximately $20,000 and $0 for the three months ended September 30, 2007 and 2006, respectively. Compensation expense recognized related to the Company’s ESPP was approximately $40,000 and $24,000 for the six months ended September 30, 2007 and 2006, respectively. For the first half of fiscal 2008, compensation expense for the Company’s ESPP was valued using the Black-Scholes option valuation model using the following assumptions: an expected life of six months, a weighted average volatility of 38.96% and a weighted average risk free rate of 5.06%.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 14. Income Taxes

The Company has recorded a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite lived intangible assets, recognized in the 2006 acquisition of Impella, are not expected to reverse during the net operating loss carry forward period.

As of September 30, 2007, the Company has accumulated a net deferred tax liability in the amount of $2.5 million which is primarily the result of a difference in accounting for the Company’s goodwill which is amortized over 15 years for tax purposes but not amortized for book purposes, in accordance with SFAS No. 142. The net deferred tax liability cannot be offset against the Company’s deferred tax assets under U.S. generally accepted accounting principles since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period. For the three and six months ended September 30, 2007, the Company has recorded a deferred tax provision relating to amortization of goodwill for tax purposes in the amount of $0.1 million and $0.3 million, respectively.

On April 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. As a result of its adoption of FIN No. 48, the Company has recorded the cumulative effect of the change in accounting principle of $0.3 million as a decrease to opening retained earnings and an increase to other long-term liabilities as of April 1, 2007. This adjustment relates to state nexus for failure to file tax returns in various states for the years ended March 31, 2003, 2004, and 2005. The Company has determined it will proceed with a voluntary disclosure plan. The Company has elected to recognize interest and/or penalties related to income tax matters in income tax expense in its consolidated statement of operations. As of April 1, 2007, accrued interest was not significant and was recorded as part of the $0.3 million adjustment to the opening balance of retained earnings. As of September 30, 2007, no penalties have been accrued.

As of the date of adoption, the Company had a long-term deferred tax asset of $82.9 million, a long-term deferred tax liability of $4.0 million and a valuation allowance of $80.1 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carry forwards and federal and state research and development (“R&D”) credit carry forwards. At April 1, 2007, the Company has NOL carry forwards of $79.2 million and $36.9 million, for federal and states, respectively, which begin to expire in fiscal 2008.

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. There were no material adjustments to the recorded liability for unrecognized tax benefits during the six months ended September 30, 2007, other than those made in connection with the adoption of FIN 48 that are described above. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the unrecognized tax positions will increase or decrease during the next 12 months; however, it is not expected that the change will have a significant effect on the Company’s results of operations or financial position.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s net deferred tax assets and liabilities. Additionally, the future utilization of the Company’s NOL and R&D credit carry forwards to offset future taxable income may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership changes that have occurred previously or that could occur in the future. Ownership changes, as defined in Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carry forwards and research and development credit carry forwards that the Company can use each year to offset future taxable income and taxes payable. Subsequent ownership changes could impose additional limitations. The Company has not done a complete analysis to determine whether changes in the composition of its stockholders, including the Company’s acquisition of Impella or the Company’s recent public offering, have resulted or will result in an ownership change for purposes of Section 382; however, such a study is underway as of September 30, 2007. Any limitation to all or a portion of the NOL or R&D credit carry forwards, before they can be utilized, would reduce the Company’s gross deferred tax assets.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 14. Income Taxes (continued)

The Company acquired Impella, a German-based company, in May 2005. Impella had pre-acquisition net operating losses of approximately $21.9 million at the time of acquisition (which is denominated in Euros and is subject to foreign exchange remeasurement at each balance sheet date presented), and has since incurred net operating losses in each fiscal year since the acquisition. The utilization of the German pre-acquisition net operating losses in future periods is subject to certain statutory approvals.

The Company recorded a $0.1 million reduction to each of its federal and state research and experimentation credit carry forwards of approximately $6.3 million and $4.3 million, respectively at March 31, 2007. Therefore, the Company’s federal and state research and experimentation credit carry forwards at September 30, 2007 are approximately $6.2 million and $4.2 million, respectively.

The Company and its subsidiaries are subject to United States federal income tax, as well as income tax of multiple state and foreign jurisdictions. The Company has accumulated significant losses since its inception in 1981. All tax years remain subject to examination by major tax jurisdictions, including the federal government and the Commonwealth of Massachusetts. However, since the Company has net operating loss and tax credit carry forwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if the carry forwards are utilized.

Note 15. Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(9,382)	$(8,676)	$(17,657)	$(14,807)
Foreign currency translation adjustments	1,228	(233)	1,465	1,287

Comprehensive loss	$(8,154)	$(8,909)	$(16,192)	$(13,520)

Note 16. Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options and warrants based on the treasury stock method. In periods when a net loss is reported, such as the three and six months ended September 30, 2007 and 2006, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported the calculation of basic and dilutive loss per share results in the same value.

The calculation of diluted weighted average shares outstanding for the three and six months ended September 30, 2007 and 2006 excludes warrants to purchase up to 143,496.50 and 400,000 shares, respectively, of common stock issued in connection with the purchase of intellectual property as discussed in Note 12. Also excluded from the calculation of diluted weighted-average shares outstanding are stock options outstanding in the amount of 4,715,358 and 4,604,395 as of September 30, 2007 and 2006, respectively, and unvested shares of restricted stock in the amount of 52,000 shares and 16,000 shares as of September 30, 2007 and 2006, respectively.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

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

The Company applies the disclosure provisions of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 (FIN No. 45) to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, Accounting for Contingencies , by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is a guarantor.

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

The Company enters into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. Abiomed has never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2007.

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

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 17. Commitments and Contingencies (continued)

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

Note 18. Segment and Enterprise Wide Disclosures

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company operates in one business segment— the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 64% of the Company’s total consolidated assets are located within the United States as of September 30, 2007. Remaining assets are located in Europe, primarily related to our Impella production facility, and include goodwill and intangibles of $35.1 million at September 30, 2007 associated with the Impella acquisition from May 2005. Total assets in Europe excluding goodwill and intangibles were $10.1 million at September 30, 2007 and amounted to 8% of total consolidated assets. For the three months ended September 30, 2007 and 2006, international sales accounted for 14% and 11% of total product revenue, respectively. For the six months ended September 30, 2007 and 2006, international sales accounted for 16% and 10% of total product revenue, respectively.

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

OVERVIEW

We are a leading provider of medical devices in circulatory support and we offer a continuum of care in heart recovery to acute heart failure patients. Our strategy is focused on establishing heart recovery as the goal for all acute cardiac attacks. Our products are designed to enable the heart to rest, heal and recover by improving blood flow and/or performing the pumping function of the heart. We believe we are the only company with commercially available cardiac assist devices approved for heart recovery by the Food and Drug Administration, or FDA, and our products have been used to treat thousands of patients to date. Our products can be used in a broad range of clinical settings, including by heart surgeons for patients in profound shock and by interventional cardiologists for patients who are in pre-shock or in need of prophylactic support in the cardiac catheterization lab, or cath lab. We are focused on increasing awareness of heart recovery and establishing it as the goal for patients with failing but potentially recoverable hearts. We expect recovery awareness and utilization of our products will significantly increase the number of patients able to return home from the hospital with their own hearts. Since 2004, our executive team has focused our efforts on expanding our product portfolio, and we have numerous circulatory care disposable products that have either been approved or cleared by the FDA or have received CE mark approval, as well as several additional circulatory care products in development.

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

The AB5000 Circulatory Support System, our next-generation product for heart recovery, is designed to provide a longer duration of support than the BVS 5000 and facilitates patient mobility in the hospital. The AB5000 can provide up to 6.0 liters of pulsatile blood flow per minute to support patients in profound shock. The AB5000 was approved by the FDA in 2003 and has supported hundreds of patients globally. Our AB5000 is designed to provide enhanced patient mobility within and between medical centers and to provide enhanced features and ease of use for caregivers. We believe the AB5000’s high flow rates, ease of implant and historically low incidence of adverse events facilitate heart recovery, potentially avoiding the need for heart transplantation and improving patient outcomes. We expect to rely increasingly on sales of the AB5000 ventricular assist device, as sales of the BVS 5000 decline. As discussed in the section to follow entitled “IAB and iPulse”, we recently developed a new iPulse combination console that can support our AB5000 and BVS 5000 systems and our intra-aortic balloon (IAB). The iPulse combination console is currently under regulatory review by the FDA for PMA supplement approval. We expect FDA supplemental approval on our iPulse combination console in calendar 2007, however, there can be no assurance or guarantees that we will receive such approval.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

AB5000 and BVS 5000 (continued)

Each of the AB5000 and BVS 5000 systems consists of a ventricle or blood pump, one atrial or ventricular cannula, one arterial cannula and a driver console to operate the pump. Other than the console, each component is a disposable item. The AB5000 console supports biventricular BVS 5000 blood pumps, AB5000 ventricles or a combination of the two. Both the AB5000 and BVS 5000 systems use the same cannulae and console, allowing for seamless transition of devices without requiring an additional surgical procedure. If we receive FDA approval of our iPulse console, we expect customer demand to shift from the AB5000 console to our iPulse combination console. As our iPulse console is not currently approved by the FDA, we believe it has impacted demand for our AB5000 console for the six months ended September 30, 2007, and in turn revenue for the respective period, and may impact revenue in future quarters.

Impella Product Portfolio

Our Impella 2.5 and 5.0 catheters are percutaneous micro heart pumps with integrated motors and sensors for use in interventional cardiology and heart surgery. These devices are designed for use by interventional cardiologists to support pre-shock patients in the cath lab who may not require as much support as patients in the surgery suite. Our Impella catheters are also designed to provide ventricular support for patients requiring hemodynamic stabilization or suffering from reduced cardiac output, and can aid in recovering the hearts of patients following a heart attack. These products increase flow to the heart and organs without the need for drugs such as inotropes while reducing the workload of the heart. Our Impella devices are approved in over 40 countries, have already been used to treat more than 1,000 patients in Europe and other countries outside the U.S. and have been the subject of over 20 peer-reviewed publications and other clinical presentations and publications.

These catheters can be quickly inserted through the femoral artery using a guide wire to reach the left ventricle of the heart where they are directly deployed to draw blood out of the ventricle and deliver it to the circulation, thereby reducing ventricular work (resting the heart) and providing flow to the rest of the organs. The Impella 2.5 is implanted percutaneously, while the Impella 5.0 is implanted via a small cut-down of the femoral artery in the groin. The Impella 2.5 can pump up to 2.5 liters of blood per minute, and the Impella 5.0 can pump up to 5.0 liters of blood per minute. The Impella 5.0 has been used to treat patients in need of cardiac support resulting from post-cardiotomy cardiogenic shock, myocarditis, low cardiac output after a heart attack, or post-coronary intervention procedures, or as a bridge to other circulatory support devices, including our AB5000 and BVS 5000 systems. Our Impella RD is a right side of the heart support pump, and our Impella LD is a left side of the heart support pump. Both the Impella RD and Impella LD are surgically implanted.

Our Impella 2.5 and 5.0 catheters and Impella RD and LD heart pumps are already available in Europe under CE mark approval. We are pursuing FDA approval through a PMA path for our Impella 2.5 and 5.0 products. The Impella 2.5 pilot clinical trial was designed to study the use of the Impella 2.5 to support high-risk angioplasty procedures as a left ventricular assist device. The Impella 2.5 patient enrollment for the pilot clinical trial has been completed through enrollment of 20 patients. The participating hospitals in the pilot trial included: Brigham & Women’s Hospital, Massachusetts General Hospital, Columbia Presbyterian, Scripps Clinic, Cedars-Sinai Medical Center, Texas Heart Institute, William Beaumont Hospital and Academic Medical Centre of the University of Amsterdam. In August 2007, we received approval from the FDA to begin our pivotal clinical trial for the Impella 2.5. This approval is the result of the submission of the clinical results of the safety pilot clinical trial. The pivotal study will determine the safety and effectiveness of the Impella 2.5 as compared to optimal medical management with an Intra-Aortic Balloon Pump (IABP) during “high-risk” angioplasty procedures. The study inclusion criteria have been extended to include patients with triple vessel disease with low ejection fraction. The study is approved under category B2 status and the trial sites are eligible for full reimbursement from the Centers for Medicare and Medicaid Services (CMS). The randomized pivotal study, at up to 150 hospitals, will compare 327 Impella 2.5 patients to 327 IABP patients and is comprised of two arms made up of patients receiving the Impella 2.5 for up to five days as a left ventricular assist device (VAD) and patients receiving IABP therapy. Following Institutional Review Board (IRB) approval at each participating hospital, the investigator’s agreement to accept responsibilities of conducting the trial and requisite training, we plan to ship Impella 2.5 disposables and Impella consoles to the pivotal sites. The clinical experience to-date with our Impella 2.5 has been favorable, including our recently completed U.S. safety pilot clinical trial. The market for percutaneous coronary intervention (PCI), which includes high-risk patients, provides a significant addressable market opportunity for the Impella 2.5 and represents the highest individual utilization for IABPs. More than 20,000 IABPs are used per year in the U.S. alone for PCI. Factors that affect the length of time to complete this study include the timing of each center receiving respective IRB approval, the timing of the training we will provide each center, and the timing of patient enrollment. As a result of these factors, at this time we cannot estimate the duration of this study.

Angioplasty, performed in the cath lab, is the insertion of a catheter-guided balloon and is used to open a narrowed coronary artery. A stent, or a wire-mesh tube that expands to hold the artery open, is usually placed at the narrowed section. According to the American Heart Association, there are approximately 1.3 million in-patient angioplasty procedures in the U.S. annually, of which only a fraction are high-risk. For purposes of our clinical trials, high-risk angioplasty is generally defined as a procedure on patients undergoing angioplasty on an unprotected left main coronary artery lesion, or the last patent coronary conduit, or triple vessel disease, and who have poor cardiac function. In addition to the PMA regulatory approval path in the U.S. for our Impella 2.5, we are seeking 510(k) clearance of our Impella 2.5 catheter for short duration use. Regardless of the outcome of our 510(k) submission, we plan to pursue PMA approval for other clinical indications. We cannot assure you that we will receive PMA approval or 510(k) clearance for our Impella 2.5 or that we will be able to sell the product at anticipated prices. On August 9, 2007 we announced that we have provided a formal written response to questions from the FDA on our 510(k) submission for the Impella 2.5 and have provided the FDA with a report on our recently completed 20-patient U.S. pilot study. On October 11, 2007, we announced that the FDA provided a written response outlining four areas of concern on our 510(k) submission for the Impella 2.5. Two of the questions requested clarification and additional information related to labeling within the 510(k) submission. A third question requested additional information related to bench-testing of the device. A fourth question requested that the company provide an updated clinical review of the global experience with the Impella 2.5 since the original 510(k) submission, including up to date information from the U.S. safety pilot clinical trial for the Impella 2.5. We plan to respond shortly to this recent request for information. While there are no guarantees for a 510(k) clearance, we believe that we are on a 510(k) path with a potential clearance for the Impella 2.5 sometime between November 2007 and March 2008.

The Impella 5.0 is currently in a pilot clinical study that will enroll up to 20 patients at seven U.S. sites including: the University of Maryland, Massachusetts General Hospital, Lankenau Hospital in Pennsylvania, Robert Wood Johnson Hospital in New Jersey, New York Presbyterian Hospital, Texas Heart Institute and Penn State Milton S. Hershey Medical Center in Pennsylvania. The study will include postcardiotomy patients who have been weaned from heart-lung machines and whose hearts require added support to maintain good blood flow. The study will enroll those patients that would typically need more flow and hemodynamic support than provided by an Intra-Aortic Balloon Pump (IABP). The pilot study is expected to be completed by the end of our fiscal year 2008.

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

We received 510(k) clearance from the FDA for our new IAB in December 2006 and CE Mark approval in January 2007. The iPulse console has CE mark approval in Europe but has not been approved for commercial sale in the United States. To obtain FDA approval of the iPulse console, we have filed a supplement to our PMA application for our existing AB5000 console. We believe there will be U.S. market demand for our iPulse console following FDA supplement approval anticipated in our third quarter of fiscal 2008; however, we cannot guarantee approval. If our iPulse console is approved by the FDA, we expect customer demand to shift over time from the AB5000 console to our iPulse combination console.

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

Designed to sustain the body’s circulation, the AbioCor is intended for end-stage biventricular heart failure patients whose other treatment options have been exhausted. Patients with advanced age, impaired organ function or cancer are generally ineligible for a heart transplant and are potential candidates to receive the AbioCor implantable heart.

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

Cannulae

Each of our AB5000 and BVS 5000 systems requires two cannulae, or tubes, that connect the ventricle or blood pump to the heart and an associated artery. We offer a variety of cannulae. We recently introduced our new integrated cannula system, which was approved by the FDA in July 2006. The new cannula, which is easier to implant and can be removed through a small incision, has the potential for use off-pump (also called beating heart) with minimally invasive procedures. For example, although removal of the cannulae requires a surgical procedure, it does not require a sternotomy, a substantially more invasive procedure that separates the breastbone in order to access the heart. Moreover, because the AB5000 and the BVS 5000 blood pumps use the same cannulae, clinicians can seamlessly transfer patients from one device to another without requiring an additional surgical procedure.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues (which includes revenues from products and funded research and development) for the three months and six months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Products	99.3%	99.8%	99.0%	99.9%
Funded research and development	0.7	0.2	1.0	0.1

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	25.3	26.9	25.2	26.8
Research and development	51.4	48.5	44.6	44.8
Selling, general and administrative	107.9	101.5	97.2	85.6
Arbitration decision	(0.2)	—	4.8	—
Expensed in-process research and development	—	—	—	3.4
Amortization of intangible assets	3.4	4.6	3.0	3.6

Total costs and expenses	187.8	181.5	174.8	164.2
Loss from operations	(87.8)	(81.5)	(74.8)	(64.2)
Other income:
Investment Income	7.1	2.6	6.7	2.5
Other income, net	(0.6)	0.1	(0.3)	0.7

	6.5	2.7	6.4	3.2

Net loss before provision for income taxes	(81.3)	(78.8)	(68.4)	(61.0)

Provision for income taxes	1.3	0.9	1.1	1.0
Net loss	(82.6)%	(79.7)%	(69.5)%	(62.0)%

Three months and six months ended September 30, 2007 compared with three and six months ended September 30, 2006

Product Revenues

Product revenues for the three months ended September 30, 2007 increased by $0.4 million or 4%, to $11.3 million from $10.9 million for the three months ended September 30, 2006. Revenues from disposables, service and other programs (non-console revenues) were $9.8 million and $8.5 million for the three months ended September 30, 2007 and 2006, respectively, and comprised approximately 86% and 78% of total revenues, respectively. Total disposables, service, and other revenue increased $1.3 million, or 15%, for the three months ended September 30, 2007. For the three months ended September 30, 2007, revenues from Impella disposables increased 140%, revenues from AB5000 disposables increased 20% and revenues from BVS disposables declined 10%. Total console revenue for the three months ended September 30, 2007 decreased $0.8 million, or 33%, for the respective period, due to a 48% decline in AB5000 console revenues. We have submitted our new iPulse combination console (combination driver for our Intra-Aortic Balloon, BVS blood pump and AB5000 ventricular assist device) for FDA supplement approval.

We believe there will be U.S. market demand for our new iPulse following FDA supplement approval anticipated later in calendar 2007; however, we cannot guarantee approval. We believe this anticipated regulatory approval of the iPulse combination console has caused a decline in AB5000 console revenue in the U.S. for the six months ended September 30, 2007, and may cause some decline in U.S. AB5000 console revenue in future quarters. We began shipping our iPulse console outside the U.S. in our second quarter of fiscal 2008, however, the amount of revenue during the period was not significant.

The BVS product was launched over 15 years ago and revenue from this product has been declining. We expect revenue from BVS to decline as our new products (Impella and iPulse) are introduced.

As discussed in the section above entitled, “Impella Product Portfolio,” the Impella 2.5 has been recently approved to commence the pivotal study in the U.S. for PMA approval by the FDA. In parallel with the PMA regulatory approval path, we have submitted for 510k clearance of the Impella 2.5 and believe we will receive 510k clearance of the Impella 2.5 sometime between now and March 2008, however, we cannot guarantee FDA approval or clearance. Revenue growth from Impella during the second quarter of fiscal 2008 compared to the same period of fiscal 2007 was primarily from total Impella sales outside the United States. The Impella 2.5, Impella 5.0, Impella RD and Impella LD are approved in Europe under CE-mark, and are now approved in over 40 countries. During the U.S. pivotal study for the Impella 2.5, we expect to generate revenue from the sale of Impella consoles and Impella 2.5 disposables at up to 150 centers. If we receive 510k clearance of the Impella 2.5, the product would be available for immediate commercial launch in the United States.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Product Revenues (continued)

Product revenues for the six months ended September 30, 2007 increased by $1.3 million or 5%, to $25.2 million from $23.9 million for the six months ended September 30, 2006. Revenues from disposables, service and other programs (non-console revenues) were $21.9 million and $19.3 million for the six months ended September 30, 2007 and 2006, respectively, and comprised approximately 86% and 81% of total revenues, respectively. For the six months ended September 30, 2007, revenues from Impella disposables increased 127%, revenues from AB5000 disposables increased 21% and revenues from BVS declined 20%. Total disposables, service, and other revenue increased $2.6 million, or 13% for the six months ended September 30, 2007. Total console revenue for the six months ended September 30, 2007 decreased $1.1 million, or 24%, for the respective period, due to the decline in AB5000 console revenues, which we believe is due to the anticipated FDA approval of our new iPulse combination console, as discussed above.

Cost of Product Revenues

Cost of product revenues for the three months ended September 30, 2007 was $2.9 million and approximately flat compared to cost of product revenues for the three months ended September 30, 2006. This was due to lower cost of sales of consoles for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 as fewer consoles were sold. Offsetting this decrease in console cost of sales was an increase in cost of sales of disposable products as more of these products were sold in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

During the three months ended September 30, 2007, approximately $0.6 million of incremental costs were in cost of goods sold in connection with the Company’s manufacturing capacity ramp-up for its Impella, iPulse and AbioCor products. In advance of potential U.S. regulatory approvals of Impella and iPulse, we are investing in manufacturing capacity to meet expected potential market demand, particularly in the U.S.

Cost of product revenues for the six months ended September 30, 2007 was $6.4 million and approximately flat compared to cost of product revenues for the six months ended September 30, 2006. This was due to lower cost of sales of consoles for the six months ended September 30, 2007 compared to the six months ended September 30, 2006 as fewer consoles were sold. Offsetting this decrease in console cost of sales was an increase in cost of sales of disposable products as more of these products were sold in the six months ended September 30, 2007 compared to the six months ended September 30, 2006.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2007 increased $0.5 million or 9%, to $5.8 million from $5.3 million for the three months ended September 30, 2006. Our increases in product development costs reflect our efforts to expand and enhance our product lines across a clinical spectrum of circulatory care. Research and development expenses for the six months ended September 30, 2007 increased $0.6 million or 6%, to $11.3 million from $10.7 million for the six months ended September 30, 2006 reflecting our investments in our broader product portfolio and new products as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2007 increased $1.3 million or 12%, to $12.3 million from $11.0 million for the three months ended September 30, 2006. The increase is due to increased investments in our global distribution of sales and clinical representatives, with headcount up approximately 34% as compared to the second quarter of fiscal 2007, and is also due to our increased investments in our Healthcare Solutions and marketing initiatives. In addition, as previously discussed in Note 12, Arbitration Decision, we accrued $0.3 million on September 30, 2007 as a current liability in accordance with SFAS No. 5, Accounting for Contingencies and is reflected in the accompanying statements of operations under the line item selling, general and administrative, which represents the excess of the $2.2 million of proposed cash consideration over the fair value of the warrants at October 3, 2007. This is management’s best estimate of the settlement of the threatened claims as of September 30, 2007.

Selling, general and administrative expenses for the six months ended September 30, 2007 increased $4.3 million or 21%, to $24.7 million from $20.4 million for the six months ended September 30, 2006. The increase is primarily due to increased investments in our global distribution and other field personnel as discussed above. We currently have several products awaiting potential FDA approval or clearance, most notably our Impella 2.5 and 5.0 products. We are investing in our global distribution in advance of these potential FDA approvals to maximize our market penetration and revenue growth following regulatory approval or clearance.

We expect to continue to increase our sales and clinical headcount throughout fiscal 2008, with particular investments in personnel with cath lab expertise, and also plan to increase our marketing, service and training personnel and investments to support the efforts of the sales and clinical teams to drive recovery awareness for acute heart failure patients globally.

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

Amortization of Intangibles

Amortization of intangible assets was $0.4 million and $0.5 million for the three months ended September 30, 2007 and 2006, respectively. Amortization of intangible assets was $0.8 million and $0.9 million for the six months ended September 30, 2007 and 2006, respectively. Amortization primarily relates to specifically identified assets from the Impella acquisition.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Income

Other income increased to $0.7 million and $1.6 million for the three and six months ended September 30, 2007, respectively, as compared to $0.3 million and $0.8 million for the same periods of 2006 primarily due to higher cash and short-term marketable securities balance of $59.5 million at September 30, 2007 compared to $22.0 million at September 30, 2006. Other income consists primarily of interest earned on our cash and investments, foreign exchange effects, and miscellaneous income.

Tax Provision

As of September 30, 2007, we have accumulated a net deferred tax liability in the amount of $2.5 million which is primarily the result of a difference in accounting for our goodwill which is amortized over 15 years for tax purposes but not amortized for book purposes. The net deferred tax liability cannot be offset against our deferred tax assets under U.S. generally accepted accounting principles since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period. This deferred tax liability cannot be used as a source of taxable income in the determination of the valuation allowance. Valuation allowances for deferred tax assets are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on expected future operating results, we believe that it is more likely than not that we will not realize the benefits of our deferred tax assets.

For the three and six months ended September 30, 2007, we have recorded a deferred tax provision related to amortization of goodwill in the amount of $0.1 million and $0.3 million, respectively. Differences between amounts recorded as a deferred tax liability on the balance sheet versus amounts recorded in the statement of operations result from deferred tax adjustments for foreign currency fluctuations.

Net Loss

During the three months ended September 30, 2007, we incurred a net loss of $9.4 million, or $0.29 per share, compared to a net loss of $8.7 million, or $0.33 per share, for the three months ended September 30, 2006. Included in the net loss for the three months ended September 30, 2007 is $0.3 million relating to the warrant repurchase as previously discussed in Note 12.

During the six months ended September 30, 2007, we incurred a net loss of $17.7 million, or $0.55 per share, compared to a net loss of $14.8 million, or $0.56 per share, for the six months ended September 30, 2006. Included in the net loss for the six months ended September 30, 2007 is $1.5 million relating to the arbitration award and warrant repurchase as previously discussed in Note 12.

We expect to continue to incur net losses for the foreseeable future as we plan to invest in expanding our global distribution to drive revenue growth and as we bring new products to market.

Liquidity and Capital Resources

We have supported our operations primarily with revenues from sales of our BVS, AB5000 and Impella circulatory product lines, government contracts, and proceeds from our equity financings and from stock option exercises. At September 30, 2007, our cash and investments totaled $59.5 million. We believe that our revenue from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months.

Our operating activities during the six months ended September 30, 2007 used cash of $15.3 million compared to $8.5 million for the same period of 2006. Net cash used in operating activities resulted from our net loss of $17.7 million for the six months ended September 30, 2007, increase in inventories of $6.4 million, and a net decrease in accounts payable and other current liabilities of $0.3 million offset by a decrease in accounts receivable of $2.3 million, depreciation and amortization of $2.2 million, arbitration decision of $0.7 million, and stock-based compensation expense of $2.9 million. Our net loss is primarily attributed to increased investments in our global distribution as we continue to drive initiatives to increase recovery awareness as well as our investments in research and development to broaden our circulatory care product portfolio.

Our investing activities during the six months ended September 30, 2007 provided cash of $3.1 million compared to $5.7 million for the same period of 2006, comprised primarily of $5.5 million of proceeds from the maturity of short-term securities which was offset by $2.3 million related to expenditures for property and equipment.

Our financing activities during the six months ended September 30, 2007 provided cash of $2.0 million compared to $1.8 million for the same period of 2006, comprised primarily of $1.0 million attributable to the exercise of stock options, $0.9 million related to the proceeds from the issuance of common stock and $0.1 million related to proceeds from the employee stock purchase plan. The $0.3 million increase compared to the prior year is due to the issuance of common stock for $0.9 million offset by a decrease of $0.6 million related to the exercise of stock options. As discussed in Note 12, we expect to disburse approximately $2.2 million of cash for the warrant repurchase and settlement of certain litigation in our fiscal third quarter of 2008.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Capital expenditures for fiscal 2008 are estimated to be in the range of $3.0 million to $4.0 million which primarily relate to our planned manufacturing capacity increases and the international phase of our ERP (SAP) implementation.

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

New Accounting Pronouncements

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure requirements regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We are evaluating the impact that the adoption of SFAS No. 157 may have on our consolidated financial statements.

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

Contractual Obligations and Commercial Commitments

We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2007.

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

Primary Market Risk Exposures

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists primarily of money market funds, commercial paper and corporate bonds with maturities of one year or less at September 30, 2007. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in high investment grade securities with ratings of at least AA by Moody’s or Standard & Poor’s as well as investment portfolio diversification. Our held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2007, we believe the decline in fair market value of our investment portfolio would be immaterial. We believe, however, that we have the ability to hold our fixed income investments until maturity and therefore would not expect our operating results or cash flows to be affected to any significant degree by a change in market interest rates on our securities portfolio.

Currency Exchange Rates

Our Impella subsidiary’s functional currency is the Euro. Therefore, our investment in Impella is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the “accumulated other comprehensive income (loss)” component of stockholders’ equity. Had a 10% depreciation in the Euro occurred relative to the U.S. dollar as of September 30, 2007, the result would have been a reduction of stockholders’ equity of approximately $4.2 million.

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

Changes in Internal Controls over Financial Reporting

During the second quarter of our fiscal year ending March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. During the first quarter of 2008, we recorded a pre-tax charge in the amount of $1.2 million, which was in addition to the $6.4 million we had recorded in fiscal year ended March 31, 2001, in connection with an arbitration panel’s decision regarding the Penn State Heart proceeding against ABIOMED, Inc. as discussed in Note 12.

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

We have reached agreement with the selling stockholder representative whereby for cash consideration of approximately $2.2 million, the claimants would surrender to us all outstanding warrants issued under the warrant agreement discussed above in the Arbitration Decision section of this note. The settlement will result in our repurchase of all outstanding warrants held by the claimants. In exchange for the cash consideration, the claimants will surrender the respective outstanding warrants and will release us from any future obligations or liabilities related to this matter. Management’s estimate of the fair value of the warrants to be repurchased is approximately $1.9 million. This is calculated as 143,496.50 warrants discussed above, valued at the price of our stock per share of $13.02, which was the price on the close of business on October 3, 2007, the effective date of the settlement. The $0.3 million excess of the $2.2 million of cash consideration over the $1.9 million estimated fair value of the warrants at October 3, 2007, is management’s best estimate of the settlement of the threatened claims as of September 30, 2007 and has been accrued at September 30, 2007 as a current liability in accordance with SFAS No. 5, Accounting for Contingencies and is reflected in the accompanying statements of operations under the line item selling, general and administrative. We expect to disburse the cash consideration of approximately $2.2 million in our third quarter of fiscal 2008, and there will be no other future royalties or payouts owed to the selling stockholders on revenue generated from the AbioCor II.

On July 24, 2007, Susan Doukides, as Administratrix of the Estate of Nicholas A. Petas, deceased, filed suit against us in the Court of Common Pleas of Hamilton County, OH. The claimant alleges that on October 11, 2005 a ventricular cardiac assist device manufactured by us became disconnected from the deceased’s chest causing his death. The claim asks for greater than $50,000 in damages plus interest. We do not believe that the accident was caused by device malfunction and plan to defend against the claims asserted.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on form 10-K for the year ended March 31, 2007, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report the only material change to the risk factors described in our Annual Report on Form 10-K is to replace the risk factor titled “Our rights distribution, certificate of incorporation and Delaware law could make it more difficult for a third party to acquire us and may prevent our stockholders from realizing a premium on our stock” with the following risk factor:

Our certificate of incorporation and Delaware law could make it more difficult for a third party to acquire us and may prevent our stockholders from realizing a premium on our stock.

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

On August 8, 2007, we held our annual meeting of stockholders. At the meeting, our stockholders elected Michael R. Minogue and Dr. W. Gerald Austen to serve as Class III directors for three-year terms. In addition, the terms of office of our other directors, Louis E. Lataif, Henri A. Termeer, Ronald Dollens, Desmond H. O’Connell, Dr. Eric A. Rose, M.D. and Dorothy E. Puhy continued after our annual meeting of stockholders. Our stockholders also voted to ratify the appointment by our audit committee of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2008.

The votes cast to elect our Class III directors were:

Director	Votes For	Votes Withheld
Michael R. Minogue	26,181,562	55,186
Dr. W. Gerald Austen	26,179,416	57,332

The votes cast to ratify the appointment by our audit committee of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2008 were:

For:	Against:	Abstain:
26,172,124	21,067	43,557

Item 5.	Other Information

None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Share Purchase Agreement for the acquisition of Impella Cardio Systems AG, dated April 26, 2005.		8-K	May 16, 2005	2.1
3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1
3.2	Restated By-Laws, as amended.		10-K	May 27, 2004	3.2
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock		S-3	September 29, 1997	3.3
3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007	3.4
4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1
11.1	Statement regarding computation of Per Share Earnings (see Note 16, Notes to Consolidated Financial Statements).	X
31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer.	X
31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer.	X
32.1	Section 1350 certification.	X

ABIOMED, INC. ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Abiomed, Inc.

Date: November 8, 2007	/s/ Daniel J. Sutherby
Daniel J. Sutherby
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)