Form 10-Q
period 2007-12-31
ABIOMED INC
filed 2008-02-11
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of February 4, 2008, there were 32,626,330 shares outstanding of the registrant’s Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

ABIOMED and ABIOCOR are trademarks of ABIOMED, Inc., and are registered in the United States and certain foreign countries. BVS is a trademark of ABIOMED, Inc. and is registered in the United States. AB5000 is a trademark of ABIOMED, Inc. IMPELLA and RECOVER are trademarks of Abiomed Europe GmbH, a subsidiary of ABIOMED, Inc., and are registered in the United States and certain foreign countries.

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,576	$69,646
Short-term marketable securities	44,458	5,479
Accounts receivable, net	11,679	10,932
Inventories	16,269	8,567
Prepaid expenses and other current assets	1,044	1,758

Total current assets	79,026	96,382
Property and equipment, net	7,446	5,764
Intangible assets, net	6,808	7,329
Goodwill	29,163	26,708
WorldHeart note receivable	1,126	—
WorldHeart warrant	2,104	—
Other assets	444	—

Total assets	$126,117	$136,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,413	$5,185
Accrued expenses	8,476	7,017
Deferred revenue	1,213	695

Total current liabilities	17,102	12,897
Long-term deferred tax liability	3,077	1,191
Deferred gain on WorldHeart note receivable and warrant	1,641	—
Other long-term liabilities	296	—

Total liabilities	22,116	14,088

Commitments and contingencies
Stockholders’ equity:

Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	326	323
Authorized - 100,000,000 shares;
Issued - 32,617,099 shares at December 31, 2007 and 32,254,577 shares at March 31, 2007;
Outstanding - 32,606,080 shares at December 31, 2007 and 32,243,558 shares at March 31, 2007
Additional paid-in-capital	298,427	292,467
Accumulated deficit	(197,422)	(171,189)
Treasury stock at cost - 11,019 shares at December 31, 2007 and at March 31, 2007	(116)	(116)
Accumulated other comprehensive income	2,786	610

Total stockholders’ equity	104,001	122,095

Total liabilities and stockholders’ equity	$126,117	$136,183

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenue:
Products	$15,826	$12,823	$40,999	$36,698
Funded research and development	189	81	435	100

	16,015	12,904	41,434	36,798

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	3,773	2,873	10,182	9,281
Research and development	6,883	5,625	18,231	16,329
Selling, general and administrative	13,540	10,917	38,239	31,355
Arbitration decision	—	—	1,206	—
Expensed in-process research and development	—	—	—	800
Amortization of intangible assets	403	373	1,169	1,243

	24,599	19,788	69,027	59,008

Loss from operations	(8,584)	(6,884)	(27,593)	(22,210)

Other income (expense):
Investment income, net	611	240	2,320	841
Change in fair value of WorldHeart note receivable and warrant	589	—	589	—
Other (expense) income, net	(750)	22	(817)	181

	450	262	2,092	1,022

Loss before provision for income taxes	(8,134)	(6,622)	(25,501)	(21,188)
Provision for income taxes	167	103	457	344

Net loss	$(8,301)	$(6,725)	$(25,958)	$(21,532)

Basic and diluted net loss per share	$(0.26)	$(0.25)	$(0.80)	$(0.81)
Weighted average shares outstanding	32,488	26,712	32,415	26,602

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended December 31,
	2007	2006
Operating activities:
Net loss	$(25,958)	$(21,532)
Adjustments required to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,836	2,891
Bad debt (recoveries) expense	(12)	84
Stock-based compensation	4,286	4,652
Write-down of inventory	336	205
Loss on disposal of fixed assets	60	—
Deferred tax provision	457	344
Arbitration decision	728	—
Loss on short-term marketable securities	565	—
Change in fair value of WorldHeart note receivable and warrant	(589)	—
Changes in assets and liabilities source (use):
Accounts receivable	(569)	(7)
Inventories	(8,483)	(2,416)
Prepaid expenses and other current assets	468	399
Accounts payable	1,654	1,474
Accrued expenses	1,389	510
Deferred revenue	514	84

Net cash used for operating activities	(21,318)	(13,312)
Investing activities:
Reclassification of cash equivalents to marketable securities	(49,403)	—
Purchases of short-term marketable securities	—	(14,949)
Proceeds from the sale and maturity of short-term securities	9,859	26,792
WorldHeart note receivable	(1,000)	—
Increase in restricted cash	(140)	—
Expenditures for intangible assets	(58)	(50)
Expenditures for property and equipment	(2,984)	(2,066)

Net cash (used for) provided by investing activities	(43,726)	9,727
Financing activities:
Issuance of common stock	874	—
Return of common stock from escrow	—	(50)
Proceeds from the exercise of stock options	1,740	1,826
Proceeds from employee stock purchase plan	128	159
Repurchase of warrants	(1,868)	—

Net cash provided by financing activities	874	1,935
Effect of exchange rate changes on cash	100	(101)

Net decrease in cash and cash equivalents	(64,070)	(1,751)
Cash and cash equivalents at beginning of period	69,646	7,832

Cash and cash equivalents at end of period	$5,576	$6,081

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

1. Nature of Business and Basis of Preparation

Abiomed, Inc. (the “Company” or “Abiomed”) is a leading provider of medical devices in circulatory support that offers a continuum of care in heart recovery to acute heart failure patients. The Company’s strategy is focused on establishing heart recovery as the goal for all acute cardiac attacks. The Company’s products are designed to enable the heart to rest, heal and recover by improving blood flow and/or performing the pumping function of the heart. The products can be used in a broad range of clinical settings, including by cardiologists for patients who are in pre-shock or in need of prophylactic support in the cardiac catheterization lab, or cath lab, and by heart surgeons for patients in profound shock. Abiomed is focused on increasing awareness of heart recovery and establishing it as the goal for all acute patients experiencing cardiac attacks, or heart attacks, with failing but potentially recoverable hearts. The Company expects that recovery awareness and utilization of its products will significantly increase the number of patients able to return home from the hospital with their own hearts.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 that has been filed with the Securities Exchange Commission, or SEC.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, inventories, impairment of intangible assets and goodwill, financial instruments, accrued expenses, income taxes including the valuation allowance for deferred tax assets, stock-based compensation, valuation of long-lived assets and investments, contingencies and litigation. Abiomed bases its estimates on historical experiences and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimated.

Cash, Cash Equivalents and Marketable Securities

The Company classifies any marketable security with a maturity date of 90 days or less at the time of purchase as a cash equivalent. Cash equivalents are carried on the balance sheet at fair market value. The Company classifies any security with a maturity date of greater than 90 days at the time of purchase as marketable securities and classifies marketable securities with a maturity date of greater than one year from the balance sheet date as long-term investments. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities. The Company reports available-for-sale securities at fair value as of each balance sheet and includes unrealized gain and, to the extent deemed temporary, losses in stockholder’s equity. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate whether the decline is “other than temporary” and, if so, marks the security to market through a charge to unrealized loss on short-term marketable securities in the condensed consolidated statement of operations.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

2. Significant Accounting Policies (continued)

Goodwill and Intangible Assets

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company assesses the realizability of goodwill annually, at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable . These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. The Company’s ability to realize the value of the goodwill will depend on the future cash flows of the business. If the Company is not able to realize the value of goodwill, the Company may be required to incur material charges relating to the impairment of those assets. The Company completed its annual review of goodwill as of October 31, 2007 and determined that no write-down for impairment was necessary.

Financial Instruments

The Company entered into a convertible note purchase agreement with World Heart Corporation (“WorldHeart”) in December 2007 (Note 13). Under the agreement, the Company loaned $5.0 million to WorldHeart, with the note and accrued interest, at 8% per annum, convertible at the Company’s option into common stock of WorldHeart. The Company advanced $1.0 million of the loan in December 2007 with the remaining $4.0 million advanced in January 2008. The conversion feature within the note is an embedded derivative instrument under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and, accordingly, is separately valued within the carrying value of the note receivable. The Company also received a warrant to purchase up to 3,400,000 shares of WorldHeart common stock.

The grant date fair values of the assets associated with the note receivable and the warrant, in excess of cash paid were deemed to be deferred income, as prescribed by SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS No. 91”). Similar to other loan fees, the deferred income related to grant date fair value of the note receivable and the warrant will be recognized over the life of the note receivable, if deemed to be realizable as a yield adjustment.

The Company records these derivative financial instruments on its consolidated balance sheet at fair value. Changes in the fair value of derivative financial instruments are recorded as “change in fair value of WorldHeart note receivable and warrant” in the consolidated statements of operations. The measurement of fair value is based on valuation methodologies considered appropriate by the Company’s management. The estimated fair value of the embedded derivative and warrant has been determined using the Black-Scholes method. Because of inherent uncertainty of valuations of derivative instruments, estimated fair values may differ from the value that would have been used had a ready market for the investment existed, and these differences could have a material impact in the consolidated statements of operations.

The Company monitors its investment in the note receivable and warrant on a quarterly basis to determine whether any impairment is required. The Company considers available evidence, including the duration and extent to which the market value has been less than cost, if applicable, to evaluate the extent to which the decline is other-than-temporary. If the decline is considered other-than-temporary, the carrying value of the financial instruments will be written down to estimated realizable value.

Note 3. Restricted Cash

The Company has restricted cash of approximately $0.4 million in other assets at December 31, 2007. This cash represents a security deposit for a letter of credit expiring in January 2011 associated with a global telecommunications equipment operating lease.

The Company had restricted cash of approximately $0.3 million included in prepaid expenses and other current assets at March 31, 2007. This cash represented security deposits that were held in the Company’s European banks for a certain facility lease and were subsequently released.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 4. Marketable Securities

Available-for-sale short-term marketable securities consist of $44.5 million, including interest receivable, in the Columbia Strategic Cash Portfolio Fund (“Fund”) at December 31, 2007. The Fund is inherently diversified and is intended to be comprised of U.S. government securities, AAA-rated and AA-rated securities and U.S. corporations’ commercial paper and other investments with primarily short-term maturities. On December 6, 2007, the Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in the Fund at market value rather than amortized cost. As a result, the Company reclassified the securities in the Fund from cash equivalents to short-term marketable securities as the Fund is no longer expected to have a maturity of less than 90 days. At December 31, 2007, the Company had unrealized losses of $0.6 million in the Fund, which were considered other-than-temporary. As a result, the Company recorded this loss on marketable securities in other income in the statement of operations for the three months ended December 31, 2007. The Fund is being liquidated with distributions to the Company occurring and expected to occur during calendar 2008.

At March 31, 2007, the carrying value of held–to-maturity short-term marketable securities of $5.5 million approximated market value, including accrued interest.

Note 5. Accounts Receivable

The components of accounts receivable are as follows:

	December 31, 2007	March 31, 2007
Trade receivables	$11,878	$11,135
Allowance for doubtful accounts	(199)	(203)

	$11,679	$10,932

Note 6. Inventories

The components of inventory are as follows:

	December 31, 2007	March 31, 2007
Raw materials and supplies	$6,843	$3,755
Work-in-progress	4,129	1,771
Finished goods	5,297	3,041

	$16,269	$8,567

All of the Company’s inventories relate to circulatory care product lines that include the iPulse, AB5000, BVS 5000, AbioCor and Impella product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead. The Company’s Impella products are CE-marked and available for sale outside the U.S. but are not approved by the U.S. Food and Drug Administration (“FDA”). The Company has begun conducting U.S. trials for its Impella 2.5 and 5.0 products and is approved by the FDA to sell Impella for these trials. The Company’s iPulse platform was approved by the FDA in December 2007. The Company’s AbioCor product line was approved by the FDA in January 2008 under a Humanitarian Device Exemption (HDE) supplement approval.

From time to time, the Company loans finished goods inventory on a short-term basis to customers for demonstration purposes and this inventory is generally amortized over a three-year life. This cost of “demo” inventory and the net carrying value are reflected in the table below:

	December 31, 2007	March 31, 2007
Cost of inventory used for demo purposes	$2,836	$2,082
Accumulated amortization	(1,656)	(904)

	$1,180	$1,178

Amortization expense related to demo inventory was $0.6 million and $0.3 million for the three months ended December 31, 2007 and 2006, respectively. Amortization expense related to demo inventory was $0.9 million and $0.5 million for the nine months ended December 31, 2007 and 2006, respectively.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 7. Property and Equipment

The components of property and equipment are as follows:

	December 31, 2007	March 31, 2007
Machinery and equipment	$18,496	$15,513
Furniture and fixtures	1,489	1,367
Leasehold improvements	2,518	2,522
Construction in progress	822	654

Total cost	23,325	20,056
Less accumulated depreciation	(15,879)	(14,292)

	$7,446	$5,764

The Company provides for depreciation on property and equipment by charges to operations in amounts that allocate the cost of depreciable assets over their estimated useful lives on a straight-line basis as follows:

Classification	Estimated useful life
Machinery and equipment	2 – 10 years
Furniture and fixtures	4 – 10 years
Leasehold improvements	Lower of life of asset or life of lease

Depreciation expense related to property and equipment was $0.7 and $0.4 million for the three months ended December 31, 2007 and 2006, respectively, and $1.8 million and $1.4 million for the nine months ended December 31, 2007 and 2006, respectively.

Note 8. Goodwill and Intangible Assets

The carrying amount of goodwill at December 31, 2007 and March 31, 2007 was $29.2 million and $26.7 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella. The change in carrying value was due to a change in the foreign currency translation rate during the nine months ended December 31, 2007.

The components of intangible assets are as follows:

	December 31, 2007			March 31, 2007
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$8,260	$3,678	$4,582	$7,625	$2,681	$4,944
Trademarks and tradenames	487	231	256	444	175	269
Distribution agreements	715	272	443	655	179	476
Acquired technology	2,466	939	1,527	2,258	618	1,640

	$11,928	$5,120	$6,808	$10,982	$3,653	$7,329

Amortization of intangible assets was $0.4 million for both the three months ended December 31, 2007 and 2006, and $1.2 million for both the nine months ended December 31, 2007 and 2006.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 9. Warranties

The Company accrues for estimated future warranty costs on its product sales at the time of sale. The following table summarizes the activities of the warranty reserves for the nine months ended December 31, 2007 and 2006:

	Nine Months Ended December 31,
	2007	2006
Balance at March 31	$157	$167
Accrual for warranties	151	84
Warranty cost incurred during the period	(113)	(42)

Balance at December 31	$195	$209

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Internally funded	$6,791	$5,580	$17,968	$16,251
Incurred under government contracts and grants	92	45	263	78

Total research and development expense	$6,883	$5,625	$18,231	$16,329

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

On June 27, 2007 the Arbitrator issued his ruling. In his award the Arbitrator found that, during the period between July 2003 and September 2004, the Company terminated all material staffing and funding for development of the Penn State Heart for a continuous period of three months, other than for reasons outside of the Company’s control, which constituted a “Cancellation” under the terms of the warrant agreement. The ruling does not impact the Company’s continued investment in its AbioCor II program. In his award, the Arbitrator ruled that certain holders of the warrants covered by the warrant agreement are entitled to exercise their warrants to purchase 143,496.50 shares of the Company’s common stock for $0.01 per share pursuant to the warrant agreement and that the Company should pay to the claimants $0.5 million representing reimbursement for legal and arbitration fees and other disbursements. Of the 143,496.50 warrants awarded, the Company had previously recognized expense for the fair value of 78,923 warrants in its financial statements in the fiscal year ended March 31, 2001. The estimated fair value of the residual 64,573.50 warrants totaling $0.7 million was expensed in the three months ended June 30, 2007.

The aggregate arbitrator award for the period ended June 30, 2007 was $1.2 million, comprised of $0.5 million representing reimbursement for legal and arbitration fees and other disbursements and $0.7 million related to the fair value of the warrants not previously expensed by the Company. The Company expensed $1.2 million in the three months ended June 30, 2007, which is reflected in the accompanying statements of operations under the line item arbitration decision.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 12. Arbitration Decision and Warrants Repurchase (continued)

Warrants Repurchase

During the three months ended December 31, 2007, the Company repurchased all outstanding warrants held by the claimants discussed above in the Arbitration Decision section for cash consideration of approximately $2.2 million in settlement of any remaining claims held by the selling stockholders related to the Company’s acquisition of the Penn State Heart. In exchange for the cash consideration, the warrants were cancelled and the claimants released the Company from any future obligations or liabilities related to this matter. Management’s estimate of the fair value of the warrants repurchased was approximately $1.9 million. This was calculated as 143,496.50 warrants discussed above, valued at the price of the Company’s stock per share of $13.02, which was the price on the close of business on October 3, 2007, the effective date of the settlement. The excess of the $2.2 million of cash consideration over the $1.9 million estimated fair value of the warrants at October 3, 2007 was recorded as selling, general and administrative expense in the statement of operations during the quarter ended September 30, 2007. There will be no other future royalties or payouts owed to the selling stockholders on revenue generated from the AbioCor II under the terms of the agreement.

Note 13. Strategic Investment

In December 2007, the Company entered into a convertible note purchase agreement with WorldHeart, a developer of implantable mechanical circulatory support systems for chronic heart failure patients. The Company loaned $5.0 million in a convertible secured note to WorldHeart with a term of two years and bearing interest at 8% per annum. No payments are required by WorldHeart until the end of the note’s term. The Company advanced $1.0 million of the loan in December 2007 and the remaining $4.0 million was advanced in January 2008. The note is secured by all of the assets of WorldHeart, including its intellectual property. The principal amount of the note is convertible, at the Company’s option, into shares of WorldHeart common stock at a price of approximately $1.75 per share. In addition to the note, the Company was issued a warrant for the purchase of up to 3,400,000 common shares of WorldHeart at $0.01 per share. The warrant was immediately exercisable for 680,000 shares and became exercisable for the remaining 2,820,000 shares in January 2008. The warrant expires in December 2012. The Company’s ability to convert the note (including any accrued interest) and exercise the warrant is limited such that the Company will not hold more than 19.9% of WorldHeart’s common shares outstanding as of December 11, 2007, until and unless approval of WorldHeart’s shareholders has been received for the purposes of compliance with the shareholder approval rules of the NASDAQ Stock Market. The Company holds voting agreements with WorldHeart’s two largest shareholders, who collectively hold approximately 52% of WorldHeart’s voting stock, obligating such shareholders to vote in favor of the transaction.

The Company recorded its investment in WorldHeart as follows:

•

The note receivable, including the embedded derivative conversion feature, was recorded at fair value of $0.9 million on the transaction date based on the Black-Scholes model, offset by $0.4 million recorded in deferred gain on WorldHeart note receivable and warrant. Within the allocation of the relative fair values of the note, including the embedded derivative and the warrant, no value was initially ascribed to the note receivable. The Company will amortize the discount on the note receivable over the two year life of the note up to the original $1.0 million face value of the note, if interest income is deemed to be realizable. The Company marks to market the fair value of the conversion feature as a derivative instrument each quarter. The fair value of the conversion feature at December 31, 2007 was $1.1 million and this amount was recorded in the WorldHeart note receivable. The Company recorded an unrealized gain in fair value of $0.2 million on the conversion feature for the three and nine months ended December 31, 2007. No accretion or interest income on the note was recorded during the three months ended December 31, 2007.

•

The warrant was recorded at fair value of $1.7 million on the transaction date based on the Black-Scholes model, offset in part by $1.2 million recorded in deferred gain on WorldHeart note receivable and warrant. The Company marks to market the fair value of the warrant each quarter. The fair value of the warrant at December 31, 2007 was $2.1 million and this amount was recorded in the WorldHeart warrant. The Company recorded an unrealized gain in fair value of $0.4 million on the warrant for the three and nine months ended December 31, 2007.

•

In the aggregate, the Company recorded $2.6 million on the transaction date for the fair value associated with the note receivable, including the embedded derivative conversion feature, and the warrant. The net of $1.6 million over the $1.0 million original cash investment has been recorded as deferred gain on WorldHeart note receivable and warrant on the balance sheet at December 31, 2007. The Company will amortize this deferred gain on WorldHeart note receivable and warrant into interest income over the two year term of the note, if deemed to be realizable. No amortization of the deferred gain was recorded during the three months ended December 31, 2007.

The Company estimated the fair value of the embedded derivative and warrant associated with the WorldHeart transaction using the Black-Scholes option valuation model. The fair value of the embedded derivative and warrant were calculated using the following weighted-average assumptions:

	Conversion Feature		Warrant
	December 11, 2007	December 31, 2007	December 11, 2007	December 31, 2007
Stock price	$2.59	$3.10	$2.59	$3.10
Exercise Price	$1.75	$1.75	$0.01	$0.01
Risk-free interest rate	2.94%	3.05%	3.32%	3.45%
Expected option life (years)	2.00	1.95	5.00	4.95
Expected volatility	91.7%	95.8%	131.9%	130.9%

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 14. Accounting for Stock-Based Compensation

Total stock-based compensation recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended December 31, 2007 and 2006 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Cost of product revenue	$72	$88	$234	$203
Research and development	314	388	987	1,250
Selling, general and administrative	966	925	3,065	3,199

	$1,352	$1,401	$4,286	$4,652

The $1.4 million in stock-based compensation expense for the three months ended December 31, 2007 includes $1.3 million related to stock options and $0.1 million related to restricted stock and the Company’s Employee Stock Purchase Plan (“the Purchase Plan” or “ESPP”). The $4.3 million in stock-based compensation expense for the nine months ended December 31, 2007 includes $4.1 million related to stock options and $0.2 million related to restricted stock and the Company’s ESPP.

The remaining unrecognized stock-based compensation expense for unvested stock option awards at December 31, 2007 was approximately $9.4 million, net of forfeitures, and the weighted-average time over which this cost will be recognized is 1.3 years. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its net operating loss position, this had no impact on the Company’s consolidated statement of cash flows for the nine months ended December 31, 2007.

Stock Option Activity

The following table summarizes the stock option activity for the nine months ended December 31, 2007:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2007	4,306	$11.04
Granted	750	12.25
Exercised	(210)	8.28
Cancelled	(223)	11.65
Expired	(14)	18.40

Outstanding at December 31, 2007	4,609	$11.32	6.76	$20,813

Exercisable at December 31, 2007	2,505	$10.91	5.45	$12,979

The total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) during the three and nine months ended December 31, 2007 was $0.4 million and $0.8 million, respectively. The total fair value of options vested during the three and nine months ended December 31, 2007 was $0.3 million and $5.6 million, respectively.

Grant-Date Fair Value

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The fair value of options granted during the three and nine months ended December 31, 2007 and 2006 were calculated using the following weighted-average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Risk-free interest rate	3.87%	4.60%	4.57%	5.36%
Expected option life (years)	6.25	6.25	6.25	6.25
Expected volatility	62.9%	65.0%	57.1%	65.0%

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 14. Accounting for Stock-Based Compensation (Continued)

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

The weighted-average grant-date fair value for options granted during the three and nine months ended December 31, 2007 was $8.05 and $7.25 per share, respectively. The weighted average grant date fair value for options granted during the three and nine months ended December 31, 2006 was $8.56 and $8.75, respectively.

Variable Options

The Company has a consulting agreement with David M. Lederman, Ph.D., its former Chief Executive Officer (“CEO”) and former Chairman of its Board of Directors. Under this consulting agreement, Dr. Lederman has agreed to serve as a senior advisor for four years in exchange for $0.2 million of annual compensation, starting on April 2, 2005. Dr. Lederman’s existing non-qualified stock options that were awarded in the past during his tenure as the Company’s CEO remain unmodified and will continue to vest during the term of his service as a non-employee advisor. He has the ability to exercise the options during this term. These options are considered variable options, the fair value of which will be expensed over the vesting period of the options, subject to adjustment based on the market price of the Company’s common stock at the close of each financial reporting period.

Restricted Stock

The following table summarizes restricted stock activity for the nine months ended December 31, 2007:

	Nine Months Ended December 31, 2007
	Number of Shares	Grant Date Fair Value
Restricted stock awards at March 31, 2007	8	$10.80
Granted	60	11.49
Vested	—	—
Forfeited	(6)	11.27

Restricted stock awards at December 31, 2007	62	$11.42

At December 31, 2007, there was $0.5 million of unrecognized compensation cost related to restricted stock awards. During the nine months ended December 31, 2007, an aggregate of 60,000 shares of restricted stock were issued to certain executive officers of the Company. Stock-based compensation expense related to restricted stock awards was approximately $78,000 and $23,000 during the three months ended December 31, 2007 and 2006. Stock-based compensation expense related to restricted stock awards was approximately $172,000 and $68,000 during the nine months ended December 31, 2007 and 2006, respectively. The weighted average remaining contractual life for restricted stock awards at December 31, 2007 was approximately 2.1 years. The restricted stock compensation expense is recognized on a straight-line basis over the vesting period. On March 1, 2005, the Company granted 24,000 shares of restricted stock to an officer of the Company, of which 16,000 shares vested in 8,000 increments on March 1, 2006 and March 1, 2007. The remaining restricted stock award of 8,000 shares vests on March 1, 2008. The restricted stock awards issued during the nine months ended December 31, 2007 vest on the third anniversary of the date of grant.

Employee Stock Purchase Plan

Compensation expense recognized related to the Company’s ESPP was approximately $22,000 and $16,000 for the three months ended December 31, 2007 and 2006, respectively. Compensation expense recognized related to the Company’s ESPP was approximately $62,000 and $39,000 for the nine months ended December 31, 2007 and 2006, respectively. For the nine months ended December 31, 2007, compensation expense for the Company’s ESPP was valued using the Black-Scholes option valuation model using the following assumptions: an expected life of six months, a weighted average volatility of 66.75% and a weighted average risk free rate of 4.15%.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 15. Income Taxes

The Company has recorded a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite lived intangible assets, recognized in the 2006 acquisition of Impella, are not expected to reverse during the net operating loss carry forward period.

As of December 31, 2007, the Company has accumulated a net deferred tax liability in the amount of $3.1 million which is primarily the result of a difference in accounting for the Company’s goodwill which is amortized over 15 years for tax purposes but not amortized for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period. For the three and nine months ended December 31, 2007, the Company has recorded a deferred tax provision relating to amortization of goodwill for tax purposes in the amount of $0.2 million and $0.5 million, respectively.

On April 1, 2007, the Company adopted Financial Interpretation FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 , which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. As a result of its adoption of FIN No. 48, the Company has recorded the cumulative effect of the change in accounting principle of $0.3 million as a decrease to opening retained earnings and an increase to other long-term liabilities as of April 1, 2007. This adjustment relates to state nexus for failure to file tax returns in various states for the years ended March 31, 2003, 2004, and 2005. The Company has initiated a voluntary disclosure plan. The Company has elected to recognize interest and/or penalties related to income tax matters in income tax expense in its consolidated statement of operations. As of April 1, 2007, accrued interest was not significant and was recorded as part of the $0.3 million adjustment to the opening balance of retained earnings. As of December 31, 2007, no penalties have been accrued, which is consistent with the Company’s discussions with states in connection with the Company’s voluntary disclosure plan.

As of the date of adoption, the Company had a long-term deferred tax asset of $82.9 million, a long-term deferred tax liability of $4.0 million and a valuation allowance of $80.1 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carry forwards and federal and state research and development (“R&D”) credit carry forwards. At December 31, 2007, the Company has federal and state NOL carry forwards of $75.4 million and $38.4 million, respectively, which begin to expire in fiscal 2008.

On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. The Company has recorded a liability for unrecognized tax benefits in other liabilities of $0.3 million at December 31, 2007. There were no other material adjustments to the recorded liability for unrecognized tax benefits other than the one noted above during the nine months ended December 31, 2007, other than those made in connection with the adoption of FIN 48 that are described above. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the unrecognized tax positions will increase or decrease during the next 12 months; however, it is not expected that the change will have a significant effect on the Company’s results of operations or financial position.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s net deferred tax assets and liabilities. Additionally, the future utilization of the Company’s NOL and R&D credit carry forwards to offset future taxable income may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership changes that have occurred previously or that could occur in the future. Ownership changes, as defined in Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carry forwards and research and development credit carry forwards that a company can use each year to offset future taxable income and taxes payable. During the third quarter of fiscal 2008, the Company completed a Section 382 study and analysis to determine whether changes in the composition of its stockholders, including the Company’s acquisition of Impella or the Company’s recent public offering, resulted in an ownership change for purposes of Section 382. The Company believes based on the results of this analysis that all of its NOL’s are fully available for carryforward to future tax periods, subject to the statutory maximum carryforward limitation of any annual NOL. Any future potential limitation to all or a portion of the NOL or R&D credit carry forwards, before they can be utilized, would reduce the Company’s gross deferred tax assets. The Company will monitor subsequent ownership changes, which could impose limitations in the future.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 15. Income Taxes (continued)

The Company acquired Impella, a German-based company, in May 2005. Impella had pre-acquisition net operating losses of approximately $22.5 million at the time of acquisition (which is denominated in Euros and is subject to foreign exchange remeasurement at each balance sheet date presented), and has since incurred net operating losses in each fiscal year since the acquisition. The utilization of the German pre-acquisition net operating losses in future periods is subject to certain statutory approvals. The Company is currently performing an analysis to determine if any of the German NOLs are subject to statutory limitation.

The Company’s federal and state R&D credit carry forwards at December 31, 2007 are approximately $6.8 million and $4.9 million, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. The Company has accumulated significant losses since its inception in 1981. All tax years remain subject to examination by major tax jurisdictions, including the federal government and the Commonwealth of Massachusetts. However, since the Company has net operating loss and tax credit carry forwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if the carry forwards are utilized.

Note 16. Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net loss	$(8,301)	$(6,725)	$(25,958)	$(21,532)
Foreign currency translation adjustments	711	940	2,176	2,227

Comprehensive loss	$(7,590)	$(5,785)	$(23,782)	$(19,305)

Note 17. Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options and warrants based on the treasury stock method. In periods when a net loss is reported, such as the three and nine months ended December 31, 2007 and 2006, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported the calculation of basic and dilutive loss per share results in the same value.

Excluded from the calculation of diluted weighted-average shares outstanding are stock options outstanding in the amount of approximately 4,609,000 and 4,471,000 as of December 31, 2007 and 2006, respectively, and unvested shares of restricted stock in the amount of 62,000 shares and 16,000 shares as of December 31, 2007 and 2006, respectively. The calculation of weighted-average shares outstanding for the three and nine months ended December 31, 2006 also excludes warrants to purchase up to 400,000 shares of common stock.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 18. Commitments and Contingencies

The Company’s acquisition of Impella provides that Abiomed may be required to make additional contingent payments to Impella’s former shareholders as follows:

•	upon FDA approval of the Impella 2.5 device, a payment of $5,583,333, and

•	upon FDA approval of the Impella 5.0 device, a payment of $5,583,333

These milestone payments may be made, at the Company’s option, with cash, or stock or by a combination of cash or stock, except that no more than an aggregate of approximately $9.4 million of these milestone payments may be made in the form of stock. If any of these contingent payments are made, they will result in an increase in the carrying value of goodwill. If the average market price per share of Abiomed’s common stock, as determined in accordance with the purchase agreement, as of the date of one of these milestones is achieved is $22 or more, no additional contingent consideration will be required with respect to that milestone. If the average market price is between $18 and $22 on the date of the Company’s achievement of a milestone, the relevant milestone payment will be reduced ratably.

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

Product warranties - The Company routinely accrues for estimated future warranty costs on its product sales at the time of sale. Operating results could be adversely effected if the actual cost of product failures exceeds the estimated warranty provision.

Indemnifications - In many sales transactions, the Company indemnifies customers against possible claims of patent infringement caused by the Company’s products. The indemnifications contained within sales contracts usually do not include limits on the claims. The Company has never incurred any material costs to defend lawsuits or settle patent infringement claims related to sales transactions. Under the provisions of FIN No. 45, intellectual property indemnifications require disclosure only.

The Company enters into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. Abiomed has never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007.

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

Leases – In November 2007, the Company entered into a non-cancelable operating lease agreement for a global telecommunications system. The lease has a three year term and will expire in December 2010.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 18. Commitments and Contingencies (continued)

Litigation – On July 24, 2007, Susan Doukides, as Administratrix of the Estate of Nicholas A. Petas, deceased, filed suit against the Company in the Court of Common Pleas of Hamilton County, Ohio. The claim alleges that on October 11, 2005 a ventricular cardiac assist device manufactured by the Company became disconnected from the deceased’s chest causing his death. The claim asks for greater than $50,000 in damages plus interest. The Company does not believe that the accident was caused by device malfunction and plans to defend against the claims asserted.

On January 4, 2008, St. Jude Medical, Inc. filed a Petition with the U.S. Trademark Trial and Appeal Board of the United States Patent and Trademark Office to cancel Abiomed’s registered trademark ABIOCOR®. The Company plans to vigorously defend against this action.

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

Note 19. Segment and Enterprise Wide Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company operates in one business segment— the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 61% of the Company’s total consolidated assets are located within the United States as of December 31, 2007. Remaining assets are located in Europe, primarily related to our Impella production facility, and include goodwill and intangibles of $35.7 million at December 31, 2007 associated with the Impella acquisition from May 2005. Total assets in Europe excluding goodwill and intangibles were $13.8 million at December 31, 2007 and amounted to 11% of total consolidated assets. For the three months ended December 31, 2007 and 2006, international sales accounted for 17% and 12% of total product revenue, respectively. For the nine months ended December 31, 2007 and 2006, international sales accounted for 16% and 11% of total product revenue, respectively.

Note 20. Recent Accounting Pronouncements

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

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of the consolidation procedures under ARB No. 51 for consistency with the requirements of FASB Statement No. 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The Company does not expect that the adoption of this statement to have a material impact on its consolidated financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Abiomed’s discussion of financial condition and results of operations may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from those anticipated in these forward-looking statements based upon a number of factors, including uncertainties associated with development, testing and related regulatory approvals, anticipated future losses, complex manufacturing, high quality requirements, dependence on limited sources of supply, competition, market acceptance of our new products, technological change, government regulation, future capital needs and uncertainty of additional financing and other risks detailed in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. In particular, we encourage you to review the risks and uncertainties discussed under Item 1A of Part I of our Annual Report on Form 10-K, for the year ended March 31, 2007. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of unanticipated events.

OVERVIEW

We are a leading provider of medical devices in circulatory support and we offer a continuum of care in heart recovery to acute heart failure patients. Our strategy is focused on establishing heart recovery as the goal for all acute cardiac attacks. Our products are designed to enable the heart to rest, heal and recover by improving blood flow and/or performing the pumping function of the heart. We believe we are the only company with commercially available cardiac assist devices approved for heart recovery from all causes by the U.S. Food and Drug Administration, or FDA, and our products have been used to treat thousands of patients to date. Our products can be used in a broad range of clinical settings, including by heart surgeons for patients in profound shock and by interventional cardiologists for patients who are in pre-shock or in need of prophylactic support in the cardiac catheterization lab, or cath lab. We are focused on increasing awareness of heart recovery and establishing it as the goal for patients with failing but potentially recoverable hearts. We expect recovery awareness and utilization of our products will significantly increase the number of patients able to return home from the hospital with their own hearts. Since 2004, our executive team has focused our efforts on expanding our product portfolio, and we have numerous circulatory care disposable products that have either been approved or cleared by the FDA or have received CE mark approval in Europe, as well as several additional circulatory care products in development.

AB5000 and BVS 5000

We manufacture and sell the AB5000 Circulatory Support System and the BVS 5000 Biventricular Support System for the temporary support of acute heart failure patients in profound shock, including patients suffering from cardiogenic shock after a heart attack, post-cardiotomy cardiogenic shock, or myocarditis. The AB5000 and BVS 5000 systems, which are implanted in the surgery suite, can assume the full pumping function of a patient’s failing heart, allowing the heart to rest, heal and potentially recover. Both systems are designed to provide either univentricular or biventricular support. We believe the AB5000 and BVS 5000 systems are the only commercially available cardiac assist devices that are approved by the FDA for heart recovery for patients who have undergone successful cardiac surgery and subsequently develop low cardiac output, or patients who suffer from acute cardiac disorders leading to hemodynamic instability.

The BVS 5000 Biventricular Support System was our first product and has been available for sale since 1992. It was the first FDA-approved heart assist device capable of assuming the pumping function of the heart. Since its introduction in 1992, the BVS 5000 has supported thousands of patients in the U.S., Europe and other countries.

The AB5000 Circulatory Support System, our next-generation product for heart recovery, is designed to provide a longer duration of support than the BVS 5000 and facilitates patient mobility in the hospital. The AB5000 can provide up to 6.0 liters of pulsatile blood flow per minute to support patients in profound shock and was approved by the FDA in 2003. Our AB5000 is designed to provide enhanced patient mobility within and between medical centers and to provide enhanced features and ease of use for caregivers. We believe the AB5000 system’s high flow rates, ease of implant and historically low incidence of adverse events facilitate heart recovery, potentially avoiding the need for heart transplantation and improving patient outcomes. We announced in January 2008 that we received FDA labeling approval of one year bench reliability for our AB5000 ventricular assist device (VAD). We expect to rely increasingly on sales of the AB5000 ventricular assist device, as sales of the BVS 5000 decline. As discussed in the section to follow entitled “IAB and iPulse”, we recently developed a new iPulse combination console that can support our AB5000 and BVS 5000 systems and our intra-aortic balloon (IAB). The iPulse combination console was approved in December 2007 by the FDA under a PMA supplement.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

AB5000 and BVS 5000 (continued)

Each of the AB5000 and BVS 5000 systems consists of a ventricle or blood pump, one atrial or ventricular cannula, one arterial cannula and a driver console to operate the pump. Other than the console, each component is a disposable item. The AB5000 console supports biventricular BVS 5000 blood pumps, AB5000 ventricles or a combination of the two. Both the AB5000 and BVS 5000 systems use the same cannulae and console, allowing for seamless transition of devices without requiring an additional surgical procedure. We have received FDA approval of our iPulse console and we expect customer demand to shift from the AB5000 console to our iPulse combination console. We recently announced that we had developed a new Portable Circulatory Support Driver for both in-hospital and out-of-hospital patients. The Portable Driver is designed to support our AB5000 VAD and is discussed in more detail below in the section entitled “Portable Driver.” The Portable Driver is not yet approved by the FDA.

Impella Product Portfolio

Our Impella 2.5 and 5.0 catheters are percutaneous micro heart pumps with integrated motors and sensors for use in interventional cardiology and heart surgery. These devices are designed for use by interventional cardiologists to support pre-shock patients in the cath lab who may not require as much support as patients in the surgery suite. Our Impella catheters are also designed to provide ventricular support for patients requiring hemodynamic stabilization or suffering from reduced cardiac output, and can aid in recovering the hearts of patients following a heart attack. These products increase flow to the heart and organs without the need for drugs such as inotropes while reducing the workload of the heart. Our Impella devices have CE mark approval in Europe, are approved in over 40 countries, have already been used to treat more than 1,500 patients in Europe and other countries outside the U.S. and have been the subject of over 40 peer-reviewed publications and other clinical presentations and publications.

These catheters can be quickly inserted through the femoral artery using a guide wire to reach the left ventricle of the heart where they are directly deployed to draw blood out of the ventricle and deliver it to the circulation, thereby reducing ventricular work (resting the heart) and providing flow to the rest of the organs. The Impella 2.5 is implanted percutaneously, while the Impella 5.0 is implanted via a small cut-down of the femoral artery in the groin. The Impella 2.5 can pump up to 2.5 liters of blood per minute, and the Impella 5.0 can pump up to five liters of blood per minute. The Impella 5.0 has been used to treat patients in need of cardiac support resulting from post-cardiotomy cardiogenic shock, myocarditis, low cardiac output after a heart attack, or post-coronary intervention procedures, or as a bridge to other circulatory support devices, including our AB5000 and BVS 5000 systems. Our Impella RD is a right side of the heart support pump, and our Impella LD is a left side of the heart support pump. Both the Impella RD and Impella LD are surgically implanted.

Our Impella 2.5 and 5.0 catheters and Impella RD and LD heart pumps are already available in Europe under CE mark approval and are also approved in other countries outside the U.S. We are pursuing FDA approval through a PMA path for our Impella 2.5 and 5.0 products. The Impella 2.5 pilot clinical trial was designed to study the use of the Impella 2.5 to support high-risk angioplasty procedures as a left ventricular assist device. The Impella 2.5 patient enrollment for the pilot clinical trial has been completed with the enrollment of 20 patients. The participating hospitals in the pilot trial included: Brigham & Women’s Hospital, Massachusetts General Hospital, Columbia Presbyterian, Scripps Clinic, Cedars-Sinai Medical Center, Texas Heart Institute, William Beaumont Hospital and Academic Medical Centre of the University of Amsterdam. In August 2007, we received approval from the FDA to begin our pivotal clinical trial for the Impella 2.5. This approval was based on the result of the submission of the clinical results of the safety pilot clinical trial. The pivotal study will determine the safety and effectiveness of the Impella 2.5 as compared to optimal medical management with an Intra-Aortic Balloon Pump (IABP) during “high-risk” angioplasty procedures. The study inclusion criteria have been extended to include patients with triple vessel disease with low ejection fraction. The study is approved under category B2 status and the trial sites are eligible for full reimbursement from the Centers for Medicare and Medicaid Services (CMS). The randomized pivotal study, at up to 150 hospitals and 654 patients undergoing high risk PCI procedure, is comprised of two arms comparing nearly equal number of Impella 2.5 supported patients and IABP supported patients during the procedure. Patients receiving the Impella 2.5 can be supported for up to five days as a left ventricular assist device (VAD). Following Institutional Review Board (IRB) approval at each participating hospital, the investigator’s agreement to accept responsibilities for conducting the trial and requisite training, we plan to ship Impella 2.5 disposables and Impella consoles to the pivotal sites. We started shipments of the Impella 2.5 to certain pivotal sites in the U.S. during our third fiscal quarter of 2008. The clinical experience to-date with our Impella 2.5 has been favorable, including our recently completed U.S. safety pilot clinical trial. The market for percutaneous coronary intervention (PCI), which includes high-risk patients, provides a significant addressable market opportunity for the Impella 2.5 and represents the highest individual utilization for IABPs. More than 20,000 IABPs are used per year in the U.S. alone for PCI. Factors that affect the length of time to complete this study include the timing of each center receiving respective IRB approval, the timing of the training we will provide each center, and the rate of patient enrollment. As a result of these factors, at this time we cannot estimate the duration of this study.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Impella Product Portfolio (continued)

Angioplasty, performed in the cath lab, is the insertion of a catheter-guided balloon and is used to open a narrowed coronary artery. A stent, or a wire-mesh tube that expands to hold the artery open, is usually placed at the narrowed section. According to the American Heart Association, there are approximately 1.3 million in-patient angioplasty procedures in the U.S. annually, of which only a fraction are high-risk. For purposes of our clinical trials, high-risk angioplasty is generally defined as a procedure on patients undergoing angioplasty on an unprotected left main coronary artery lesion, or the last patent coronary conduit, or triple vessel disease, and who have poor cardiac function. In parallel and in addition to the PMA regulatory approval path in the U.S. for our Impella 2.5, we are seeking 510(k) clearance of our Impella 2.5 catheter for short duration use. Regardless of the outcome of our 510(k) submission, we plan to pursue PMA approval for other clinical indications. We cannot provide assurance that we will receive PMA approval or 510(k) clearance for our Impella 2.5 or that we will be able to sell the product at anticipated prices. On August 9, 2007 we announced that we had provided a formal written response to questions from the FDA on our 510(k) submission for the Impella 2.5 and have provided the FDA with a report on our recently completed 20-patient U.S. pilot study. On October 11, 2007, we announced that the FDA provided a written response outlining four areas of concern on our 510(k) submission for the Impella 2.5. Two of the questions requested clarification and additional information related to labeling within the 510(k) submission. A third question requested additional information related to bench-testing of the device. A fourth question requested that we provide an updated clinical review of the global experience with the Impella 2.5 since the original 510(k) submission, including up to date information from the U.S. safety pilot clinical trial for the Impella 2.5. We announced on November 8, 2007 that informal FDA feedback is that the Impella 2.5 device is on the substantially equivalent (SE) path. On January 7, 2008 we announced that we had submitted a response to the FDA, and outlined details of the respective response on Form 8-K. We also announced in January 2008 on Form 8-K that the FDA has provided a written response. There were no new questions on the submission presented to us in this response from the FDA. The FDA communicated that the first three areas of concern have been resolved. The clinical data provided by us has been accepted by the FDA and the labeling has been agreed upon. The remaining request for information involves comparative bench testing relative to one of the predicate devices proposed. Usually bench testing is conducted to predict clinical results. In the case of our Impella 2.5 510(k) submission, the clinical results have been accepted and the bench testing is requested as another data set. We are actively working with the FDA to design and complete this bench testing. While there are no guarantees for a 510(k) clearance, we believe that we are on a 510(k) path with a potential clearance for the Impella 2.5 sometime before the end of March 2008.

We also announced in February 2008 that we had submitted for Investigational Device Exemption (IDE) approval to commence a pivotal study with the Impella 2.5 for acute myocardial infarction (AMI) shock patients. If this IDE is approved by the FDA, we expect to ship Impella consoles and disposables to participating hospitals in the U.S. pivotal study.

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

We received 510(k) clearance from the FDA for our new IAB in December 2006 and CE Mark approval in January 2007. The iPulse console has CE mark approval in Europe and was approved by the FDA in late December 2007 for commercial sale in the United States. We expect customer demand to shift over time from the AB5000 console to our iPulse combination console.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Portable Driver

We recently announced that we have developed a new Portable Circulatory Support Driver for both in-hospital and out-of-hospital patients. The Portable Driver is designed to support our AB5000 VAD. The combination of our new Portable Driver and FDA-approved AB5000 VAD is designed to provide support of acute heart failure patients. In many cases, profound shock heart patients require biventricular support (both sides of the heart). The AB5000 can assume the pumping function of a patient’s failing heart, allowing the heart to rest, heal and potentially recover. AB5000 is designed to provide either uni-ventricular or bi-ventricular support. We also announced recently that we have received FDA labeling approval of one year bench reliability for our AB5000 VAD, which is expected to complement the Portable Driver reliability. The Portable Driver is not yet approved by the FDA. We expect to submit for CE mark approval during early 2008 and we announced in February 2008 that we have submitted for an Investigational Device Exemption (IDE) to conduct a patient discharge study in the U.S.

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

We received Humanitarian Device Exemption, or HDE, approval from the FDA for the AbioCor in September 2006. HDE approval signifies that no comparable alternative therapy exists for patients facing imminent death without the technology. Under this approval, only a limited number of patients may receive the AbioCor per year. Under HDE approval, the FDA may request a panel review of the post-approval study data. We voluntarily submitted HDE supplements for the AbioCor system and software upgrades. The AbioCor HDE supplement approval was received from the FDA in January 2008 which enables immediate commercial sale of the product. We expect to begin selling the AbioCor in early calendar 2008 in a controlled roll-out to approximately five heart centers in the U.S. We have selected four sites to date as AbioCor centers: The Johns Hopkins Hospital in Baltimore, MD; Robert Wood Johnson University Hospital in New Brunswick, NJ; Texas Heart Institute at St Luke’s Episcopal Hospital in Houston, TX; and St. Vincent’s Hospital in Indianapolis, IN. HDE approval allows the AbioCor to be made available to a limited patient population, with no more than 4,000 patients receiving the technology in the United States each year. We expect to charge $250,000 per AbioCor unit in a controlled roll-out at up to five U.S. centers. We expect eventually to expand availability to up to ten hospitals in the U.S., including qualified clinical trial sites and additional qualified centers once they have completed a comprehensive and rigorous training program. We are unable to determine how many patient procedures will be performed after the respective centers are trained. In February 2008, we received a proposed National Coverage Decision (NCD) from the Centers for Medicare & Medicaid Services (CMS) to reimburse hospitals for our AbioCor total replacement heart procedure. Three insurance companies have existing coverage policies for the AbioCor: Cigna, Humana and Healthnet. We do not expect that revenues from sales of the AbioCor will be a material portion of our total revenues for the foreseeable future.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues (which includes revenues from products and funded research and development) for the three months and nine months ended December 31, 2007 and 2006, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenues:
Products	98.8%	99.4%	99.0%	99.7%
Funded research and development	1.2	0.6	1.0	0.3

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	23.6	22.3	24.6	25.2
Research and development	43.0	43.5	44.0	44.4
Selling, general and administrative	84.5	84.6	92.3	85.2
Arbitration decision	—	—	2.9	—
Expensed in-process research and development	—	—	—	2.2
Amortization of intangible assets	2.5	2.9	2.8	3.4

Total costs and expenses	153.6	153.3	166.6	160.4
Loss from operations	(53.6)	(53.3)	(66.6)	(60.4)
Other income (expense):
Investment income, net	3.8	1.9	5.6	2.3
Change in fair value of WorldHeart note receivable and warrant	3.7	—	1.4	—
Other (expense) income, net	(4.7)	0.1	(1.9)	0.5

	2.8	2.0	5.1	2.8

Loss before provision for income taxes	(50.8)	(51.3)	(61.5)	(57.6)

Provision for income taxes	1.0	0.8	1.1	0.9
Net loss	(51.8)%	(52.1)%	(62.6)%	(58.5)%

Three months and nine months ended December 31, 2007 compared with three and nine months ended December 31, 2006

Revenues

Total revenue for the three months ended December 31, 2007 increased by $3.1 million or 24%, to $16.0 million from $12.9 million for the three months ended December 31, 2006.

Product revenues for the three months ended December 31, 2007 increased by $3.0 million or 23%, to $15.8 million from $12.8 million for the three months ended December 31, 2006. Revenues from disposables, service and other programs (non-console revenues) were $13.4 million and $10.9 million for the three months ended December 31, 2007 and 2006, respectively, and comprised approximately 85% and 84% of total revenues, respectively. Total disposables, service, and other programs increased $2.5 million, or 23%, for the three months ended December 31, 2007. For the three months ended December 31, 2007, revenues from Impella disposables increased 192%, revenues from AB5000 disposables increased 4% and revenues from BVS disposables declined 3% compared to the three months ended December 31, 2006. Total console revenue for the three months ended December 31, 2007 increased $0.5 million, or 26%, as sales outside the U.S. of iPulse and Impella consoles offset declines in AB5000 consoles for the respective period. Our new iPulse combination console (combination driver for our Intra-Aortic Balloon, BVS blood pump and AB5000 ventricular assist device) is approved under CE-mark in Europe and was approved by the FDA under a PMA supplement approval in late December 2007.

The BVS product was launched over 15 years ago and revenue from this product has been declining as AB5000, our next-generation product for heart recovery, is designed to provide a longer duration of support than the BVS 5000 and facilitates patient mobility in the hospital. We expect revenue from BVS to continue to decline as our AB5000 platform grows and also as our new Impella products are introduced in the U.S., if FDA approval or clearance is obtained.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues (continued)

As discussed in the section above entitled, “Impella Product Portfolio,” the Impella 2.5 has been recently approved to commence the pivotal study in the U.S. for PMA approval by the FDA. In parallel with the PMA regulatory approval path, we have submitted for 510(k) clearance of the Impella 2.5 and believe we will receive 510(k) clearance of the Impella 2.5 by March 2008, however, we cannot guarantee FDA approval or clearance. Revenue growth from Impella during the third quarter of fiscal 2008 compared to the same period of fiscal 2007 was primarily from total Impella sales outside the United States and revenue generated during the FDA-approved U.S. pivotal trial that is currently ongoing. The Impella 2.5, Impella 5.0, Impella RD and Impella LD are approved in Europe under CE-mark, and are now approved in over 40 countries. During the U.S. pivotal study for the Impella 2.5, we expect to continue to generate revenue from the sale of Impella 2.5 disposables at up to 150 centers. If we receive 510(k) clearance of the Impella 2.5, the product would be available for immediate commercial launch in the United States.

Total revenue for the nine months ended December 31, 2007 increased by $4.6 million or 13%, to $41.4 million from $36.8 million for the nine months ended December 31, 2006.

Product revenues for the nine months ended December 31, 2007 increased by $4.3 million or 12%, to $ 41.0 million from $36.7 million for the nine months ended December 31, 2006. Revenues from disposables, service and other programs (non-console revenues) were $35.0 million and $30.2 million for the nine months ended December 31, 2007 and 2006, respectively, and comprised approximately 85% and 82% of total revenues, respectively. For the nine months ended December 31, 2007, revenues from Impella disposables increased 163%, revenues from AB5000 disposables increased 14% and revenues from BVS disposables declined 15%. Total disposables, service, and other programs increased $4.8 million, or 16% for the nine months ended December 31, 2007. Total console revenue for the nine months ended December 31, 2007 decreased $0.5 million, or 8%, for the respective period, due to the decline in AB5000 console revenues, as FDA approval of our new iPulse combination console occurred in late December 2007, as discussed above.

Cost of Product Revenues

Cost of product revenues for the three months ended December 31, 2007 was $3.8 million, an increase of $0.9 million or 31%, compared to cost of product revenues for the three months ended December 31, 2006 of $2.9 million. This was due to an increase in cost of sales of disposable products and consoles as more of these products were sold in the three months ended December 31, 2007 compared to the three months ended December 31, 2006.

During the three months ended December 31, 2007, approximately $0.6 million of incremental costs were in cost of goods sold in connection with our manufacturing capacity ramp-up for its Impella, iPulse and AbioCor products. In advance of potential U.S. regulatory approvals of Impella and iPulse, we are investing in manufacturing capacity to meet expected potential market demand, particularly in the U.S following FDA approvals.

Cost of product revenues for the nine months ended December 31, 2007 was $10.2 million, an increase of $0.9 million or 10%, compared to cost of product revenues for the nine months ended December 31, 2006 of $9.3 million. This was due to lower cost of sales of consoles for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 as fewer consoles were sold. Offsetting this decrease in console cost of sales was an increase in cost of sales of disposable products as more of these products were sold in the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2007 increased $1.3 million or 23%, to $6.9 million from $5.6 million for the three months ended December 31, 2006. Our increase in product development costs reflect our efforts to expand and enhance our product lines across a clinical spectrum of circulatory care, particularly due to increased clinical trial activity on Impella 2.5. Research and development expenses for the nine months ended December 31, 2007 increased $1.9 million or 12%, to $18.2 million from $16.3 million for the nine months ended December 31, 2006 reflecting our investments in our broader product portfolio and new products as discussed above. Research and development expenses include the costs of U.S. trials for certain products, including Impella.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2007 increased $2.6 million or 24%, to $13.5 million from $10.9 million for the three months ended December 31, 2006. The increase is due to increased investments in our global distribution of sales and clinical representatives, with headcount up approximately 42% as compared to the third quarter of fiscal 2007, and is also due to our increased investments in our Healthcare Solutions and marketing initiatives. We continue to invest in our European operations to generate revenue growth in that region, and recently opened offices in France and the United Kingdom.

Selling, general and administrative expenses for the nine months ended December 31, 2007 increased $6.8 million or 22%, to $38.2 million from $31.4 million for the nine months ended December 31, 2006. The increase is primarily due to increased investments in our global distribution and other field personnel as discussed above. We have several products awaiting potential FDA approval or clearance, most notably our Impella 2.5 and 5.0 products, and recently received FDA approval for our new iPulse combination console. We are investing in our global distribution to generate revenue growth of products that are approved by the FDA and other global regulatory authorities today and also in advance of potential FDA approvals of our Impella products to maximize our market penetration and revenue growth following regulatory approval or clearance.

We expect to continue to increase our sales and clinical headcount throughout fiscal 2008, with particular investments in clinical personnel with cath lab expertise, and also plan to increase our marketing, service and training personnel and investments to support the efforts of the sales and clinical teams to drive recovery awareness for acute heart failure patients globally.

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

Arbitration Decision

The aggregate arbitrator award for the nine month period ended December 31, 2007 was $1.2 million, comprised of the $0.7 million related to the fair value of the warrants and the $0.5 million representing reimbursement for legal and arbitration fees and other disbursements. In November 2007, we paid the warrant holders $2.2 million to repurchase the warrants and in final settlement to release us of all potential claims by the warrant holders. We expect that there will be no other future payments to warrant holders relating to this arbitration decision.

Amortization of Intangibles

Amortization of intangible assets was $0.4 million for both the three months ended December 31, 2007 and 2006, and $1.2 million for both the nine months ended December 31, 2007 and 2006. Amortization primarily relates to specifically identified assets from the Impella acquisition.

Investment Income, net

Investment income increased to $0.6 million and $2.3 million for the three and nine months ended December 31, 2007, respectively, as compared to $0.2 million and $0.8 million for the same periods of 2006 primarily due to a higher cash and short-term marketable securities balance of $50.0 million at December 31, 2007 compared to $17.2 million at December 31, 2006. Investment income consists primarily of interest earned on our cash and investments.

Change in Fair Value of WorldHeart Note Receivable and Warrant

We mark to market the fair value of the conversion feature on the note receivable and warrant associated with the WorldHeart transaction. During the three and nine months ended December 31, 2007, there was a gain in fair value of $0.2 million on the conversion feature and a gain of $0.4 million on the warrant. The market price of WorldHeart’s common stock is volatile and fluctuations in the trading price of WorldHeart’s common stock will result in changes to the fair value of the conversion feature in the notes and warrant.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other (Expense) Income, net

Included in other (expense) income, net, is a loss on short-term marketable securities of $0.6 million incurred during the three months ended December 31, 2007 due to a write down of securities recorded in our Columbia Strategic Cash Portfolio Fund. On December 6, 2007, the Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in its Fund at market value rather than amortized cost. It is our intent to sell securities in this Fund in future periods to reduce our exposure to future deterioration of these securities. We expect conditions in the credit markets to remain uncertain for the foreseeable future. Due to this uncertainty, we recorded the loss on these securities adjusted to market value in the statement of operations for the three months ended December 31, 2007. The remaining other income consists of foreign exchange effects and miscellaneous income.

Tax Provision

For the three and nine months ended December 31, 2007, we have recorded a deferred tax provision related to amortization of goodwill in the amount of $0.2 million and $0.5 million, respectively. Differences between amounts recorded as a deferred tax liability on the balance sheet versus amounts recorded in the statement of operations result from deferred tax adjustments for foreign currency fluctuations.

Net Loss

During the three months ended December 31, 2007, we incurred a net loss of $8.3 million, or $0.26 per share, compared to a net loss of $6.7 million, or $0.25 per share, for the three months ended December 31, 2006. Included in the net loss for the three months ended December 31, 2007 is $0.6 million relating to the loss on the fair value of the marketable securities and $0.6 million gain relating to the change in value of WorldHeart note receivable and warrant.

During the nine months ended December 31, 2007, we incurred a net loss of $26.0 million, or $0.80 per share, compared to a net loss of $21.5 million, or $0.81 per share, for the nine months ended December 31, 2006. Included in the net loss for the nine months ended December 31, 2007 is $1.2 million relating to the arbitration award and warrant repurchase, $0.6 million relating to the loss on the fair value of the marketable securities and $0.6 million gain relating to the change in value of WorldHeart note receivable and warrant.

We expect to continue to incur net losses for the foreseeable future as we plan to invest in expanding our global distribution to drive revenue growth and as we bring new products to market.

Liquidity and Capital Resources

We have supported our operations primarily with revenues from sales of our BVS, AB5000 and Impella circulatory product lines, government contracts, and proceeds from our equity financings and from stock option exercises. At December 31, 2007, our cash and short-term marketable securities totaled $50.0 million. This does not include $0.4 million of restricted cash. We believe that our revenue from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months.

Short-term marketable securities consist of $44.5 million, including interest receivable, in the Columbia Strategic Cash Portfolio Fund at December 31, 2007. In December 2007, the Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in its Fund at market value rather than amortized cost. It is our intent to sell securities as the Fund will allow in future periods. The Fund is being liquidated with distributions to us occurring and an expectation that the Fund will be completely liquidated during calendar 2008. We recorded a loss on short-term marketable securities of $0.6 million during the three months ended December 31, 2007 as we deemed that the unrealized loss on the Fund was not temporary as the market value of the Fund is approximately 99% of its original carrying value.

Our operating activities during the nine months ended December 31, 2007 used cash of $21.3 million compared to $13.3 million for the same period of 2006. Net cash used in operating activities resulted primarily from our net loss of $26.0 million for the nine months ended December 31, 2007 and an increase in inventories of $8.5 million, partially offset by depreciation and amortization of $3.8 million and stock-based compensation expense of $4.3 million. Our net loss is primarily attributed to increased investments in our global distribution as we continue to drive initiatives to increase recovery awareness as well as our investments in research and development to broaden our circulatory care product portfolio.

Our investing activities during the nine months ended December 31, 2007 used cash of $43.7 million compared to cash provided of $9.7 million for the same period of 2006. Net cash used in investing activities for the nine months ended December 31, 2007 was comprised of $49.4 million for the transfer of Columbia Strategic Cash Portfolio Fund to short-term marketable securities, $3.0 million related to expenditures for property and equipment and $1.0 million for note receivable advanced to WorldHeart which was offset by $9.9 million of proceeds from short-term marketable securities.

Our financing activities during the nine months ended December 31, 2007 provided cash of $0.9 million compared to $1.9 million for the same period of 2006, comprised primarily of $1.7 million attributable to the exercise of stock options, $0.9 million related to the proceeds from the issuance of common stock, $0.1 million related to proceeds from the employee stock purchase plan and $1.9 million related to the repurchase of warrants. The $1.1 million decrease compared to the prior year is due to the issuance of common stock offset by the repurchase of warrants. As discussed in Note 12, we disbursed approximately $2.2 million of cash for the warrant repurchase and settlement of certain litigation.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Capital expenditures for fiscal 2008 are estimated to be in the range of $5.0 million to $6.0 million which primarily relate to our planned manufacturing capacity increases for Impella and the international phase of our ERP (SAP) implementation.

Critical Accounting Policies

We continue to monitor our accounting policies to ensure proper application of current rules and regulations. Except for income taxes and financial instruments, there have been no changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which became effective for us beginning in fiscal 2008. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Effective April 1, 2007, we adopted the provisions of FIN 48.

Financial Instruments

We entered into a convertible note purchase agreement with World Heart Corporation (“WorldHeart”) in December 2007 (Note 13). Under the agreement, we loaned $5.0 million to WorldHeart, with the note and accrued interest, at 8% per annum, convertible at our option into common stock of WorldHeart. We advanced $1.0 million of the loan in December 2007 with the remaining $4.0 million advanced in January 2008. The conversion feature within the note is an embedded derivative instrument under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and, accordingly, is separately valued within the carrying value of the note receivable. We also received a warrant to purchase up to 3,400,000 shares of WorldHeart common stock.

The grant date fair values of the assets associated with the note receivable and the warrant, in excess of cash paid were deemed to be deferred income, as prescribed by SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS No. 91”). Similar to other loan fees, the deferred income related to grant date fair value of the note receivable and the warrant will be recognized over the life of the note receivable, if deemed to be realizable as a yield adjustment.

We record these derivative financial instruments on our consolidated balance sheet at fair value. Changes in the fair value of derivative financial instruments are recorded as “change in fair value of WorldHeart note receivable and warrant” in the consolidated statements of operations. The measurement of fair value is based on valuation methodologies considered appropriate by our management. The estimated fair value of the embedded derivative and warrant has been determined using the Black-Scholes method. Because of inherent uncertainty of valuations of derivative instruments, estimated fair values may differ from the value that would have been used had a ready market for the investment existed, and these differences could have a material impact in the consolidated statements of operations.

We monitor our investment in the note receivable and warrant on a quarterly basis to determine whether any impairment is required. We consider available evidence, including the duration and extent to which the market value has been less than cost, if applicable, to evaluate the extent to which the decline is other-than-temporary. If the decline is considered other-than-temporary, the carrying value of the financial instruments will be written down to estimated realizable value.

For further discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

New Accounting Pronouncements (continued)

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of the consolidation procedures of ARB No. 51 for consistency with the requirements of FASB Statement No. 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. We do not expect that the adoption of this statement will have a material impact on our consolidated financial statements.

Contractual Obligations and Commercial Commitments

In May 2005, we acquired all the shares of outstanding capital stock of Impella CardioSystems AG, a company headquartered in Aachen, Germany. The aggregate purchase price excluding a contingent payment in the amount of $5.6 million made on January 30, 2007 in the form of common stock, was approximately $45.1 million, which consisted of $42.2 million of our common stock, $1.6 million of cash paid to certain former shareholders of Impella, and $1.3 million of transaction costs, consisting primarily of fees paid for financial advisory and legal services. We may make additional contingent payments to Impella’s former shareholders based on additional milestone payments related to FDA approvals in the amount of up to $11.2 million. These contingent payments may be made, at our option, with cash, or stock or by a combination of cash or stock under circumstances described in the purchase agreement. If any contingent payments are made, they will result in an increase to the carrying value of goodwill.

In December 2007, we entered into a convertible note purchase agreement with WorldHeart, a developer of implantable mechanical circulatory support systems for chronic heart failure patients. We loaned $5.0 million in a convertible secured note to WorldHeart with a term of two years and bearing interest at 8% per annum. No payments are required by WorldHeart until the end of the note’s term. We advanced $1.0 million of the loan in December 2007, and the remaining $4.0 million was advanced in January 2008. The note is secured by all of the assets of WorldHeart, including its intellectual property. The principal amount of the note is convertible, at the our option, into shares of WorldHeart common stock at a price of approximately $1.75 per share. The warrant was immediately exercisable for 680,000 shares and became exercisable for the remaining 2,820,000 shares in January 2008. The warrant expires in December 2012. Our ability to convert the note (including any accrued interest) and exercise the warrant is limited such that we will not hold more than 19.9% of WorldHeart’s common shares outstanding as of December 11, 2007, until and unless approval of WorldHeart’s shareholders has been received for the purposes of compliance with the shareholder approval rules of the NASDAQ Stock Market.

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

We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2007.

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

Product warranties – We accrue for estimated future warranty costs on our product sales at the time of shipment. All of our products are subject to rigorous regulation and quality standards. While we engage in extensive product quality programs and processes, including monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates. Our operating results could be adversely affected if the actual cost of product failures exceeds the estimated warranty provision.

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

Leases – In November 2007, we entered into a non-cancelable operating lease agreement for telephone equipment. The lease has a three year term and will expire in December 2010.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Derivative Financial Instruments and Derivative Commodity Instruments

Certain of our outstanding non-derivative financial instruments at December 31, 2007 are subject to interest rate risk, but not subject to foreign currency or commodity price risk. The conversion feature and warrant associated with our note receivable from WorldHeart were determined to be derivative financial instruments. We mark to market these instruments on a quarterly basis, utilizing various assumptions and modeling techniques. We do not participate in any other derivative financial instruments or derivative commodity instruments.

Primary Market Risk Exposures

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists primarily of money market funds, commercial paper and corporate bonds with maturities of one year or less at December 31, 2007. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in high investment grade securities with ratings of at least AA by Moody’s or Standard & Poor’s as well as investment portfolio diversification. Our short-term marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2007, we believe the decline in fair market value of our investment portfolio would be immaterial. Our fixed income investments at December 31, 2007 are held in the Columbia Strategic Cash Portfolio Fund. In December 2007, the Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in its Fund at market value rather than amortized cost. While it is our intent to sell securities in this Fund in future periods to reduce our exposure to future deterioration of these securities, we believe that operating results or cash flows could be affected significantly by market value adjustments to the Fund.

Currency Exchange Rates

Our Impella subsidiary’s functional currency is the Euro. Therefore, our investment in Impella is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the “accumulated other comprehensive income (loss)” component of stockholders’ equity. Had a 10% depreciation in the Euro occurred relative to the U.S. dollar as of December 31, 2007, the result would have been a reduction of stockholders’ equity of approximately $4.4 million.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, note receivable, accounts payable and warrant. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Changes in Internal Controls over Financial Reporting

We converted our existing legacy manufacturing and accounting system to an integrated ERP system at our Germany operations during the quarter ended December 31, 2007. The completion of this system implementation should enhance our internal controls as follows:

•

The mySAP Business Suite ERP system will reduce the number of platforms used to record, summarize, and report the results of operations and financial position; integrate various databases into consolidated files; and reduce the number of manual processes employed by us;

•	We have designed new processes and implemented new policies and procedures in connection with the conversion.

•	We have imposed mitigating and redundant controls where changes to certain processes were underway and not completed.

During the third quarter of our fiscal year ending March 31, 2008, there were no other changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. During the first quarter of 2008, we recorded a pre-tax charge in the amount of $1.2 million, in connection with an arbitration panel’s decision regarding the Penn State Heart proceeding against us as discussed in Note 12.

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

On June 27, 2007 the Arbitrator issued his ruling. In his award the Arbitrator found that, during the period between July 2003 and September 2004, we terminated all material staffing and funding for development of the Penn State Heart for a continuous period of three months, other than for reasons outside of our control, which constituted a “Cancellation” under the terms of the warrant agreement. In his award, the Arbitrator ruled that certain holders of the warrants covered by the warrant agreement are entitled to exercise their warrants to purchase 143,496.50 shares of our common stock for $0.01 per share pursuant to the warrant agreement and that we should pay to the claimants $0.5 million representing reimbursement for legal and arbitration fees and other disbursements. Of the 143,496.50 warrants awarded, we had previously recognized expense for the fair value of 78,923 warrants in our financial statements for the fiscal year ended March 31, 2001. The estimated fair value of the residual 64,573.50 warrants totaling $0.7 million was expensed in the three months ended June 30, 2007.

We repurchased all outstanding warrants held by the claimants discussed above in the Arbitration Decision section for cash consideration of approximately $2.2 million in settlement of any remaining claims held by the selling stockholders related to our acquisition of the Penn State Heart. In exchange for the cash consideration, the warrants were canceled and the claimants released us from any future obligations or liabilities related to this matter. Management’s estimate of the fair value of the warrants repurchased was approximately $1.9 million. This was calculated as 143,496.50 warrants discussed above, valued at the price of our stock per share of $13.02, which was the price on the close of business on October 3, 2007, the effective date of the settlement. The excess of the $2.2 million of cash consideration over the $1.9 million estimated fair value of the warrants at October 3, 2007 was recorded as selling, general and administrative expense in the statement of operations during the quarter ended September 30, 2007. There will be no other future royalties or payouts owed to the selling stockholders on revenue generated from the AbioCor II under the terms of the agreement.

On July 24, 2007, Susan Doukides, as Administratrix of the Estate of Nicholas A. Petas, deceased, filed suit against us in the Court of Common Pleas of Hamilton County, Ohio. The claimant alleges that on October 11, 2005 a ventricular cardiac assist device manufactured by us became disconnected from the deceased’s chest causing his death. The claim asks for greater than $50,000 in damages plus interest. We do not believe that the accident was caused by device malfunction and plan to defend against the claims asserted.

On January 4, 2008, St. Jude Medical, Inc. filed a Petition with the U.S. Trademark Trial and Appeal Board of the United States Patent and Trademark Office to cancel our registered trademark ABIOCOR®. We plan to vigorously defend against this action.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on form 10-K for the year ended March 31, 2007, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report the only material changes to the risk factors described in our Annual Report on Form 10-K are to replace the risk factor titled “Our rights distribution, certificate of incorporation and Delaware law could make it more difficult for a third party to acquire us and may prevent our stockholders from realizing a premium on our stock” with a risk factor titled “Our certificate of incorporation and Delaware law could make it more difficult for a third party to acquire us and may prevent our stockholders from realizing a premium on our stock” and to add new risk factors titled “Our strategic investment in WorldHeart is subject to risk and we may not receive all of the benefits of the transaction we are anticipating,” and “Our short term marketable securities are subject to market risks and decreased liquidity,” each as follows:

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

Our strategic investment in WorldHeart is subject to risk and we may not receive all of the benefits of the transaction we are anticipating.

In December 2007 and January 2008, we invested $5 million in WorldHeart in the form of a convertible note and warrant. Our investment in WorldHeart is subject to a number of risks and uncertainties. WorldHeart currently is not profitable and has limited financial resources and we may lose some or all of our investment if WorldHeart is unable to pay back the loan we have made to it. In addition, in accordance with applicable Nasdaq rules, we may not be able to obtain all of the shares of common stock of WorldHeart we are expecting if WorldHeart’s shareholders do not approve the transaction. In addition, WorldHeart’s stock is thinly traded, and we may not be able to easily liquidate our position in WorldHeart, if desirable. WorldHeart’s stock is volatile, and the value of our investment will fluctuate on a quarterly basis as a result. Because of inherent uncertainty of valuations of derivative instruments, estimated fair values may differ from the value that would have been used had a ready market for the investment existed, and these differences could have a material impact in the consolidated statements of operations.

Our short term marketable securities are subject to market risks and decreased liquidity.

We hold short-term marketable securities in the Columbia Strategic Cash Portfolio Fund in the amount of $44.5 million at December 31, 2007. In December 2007, the Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in its Fund at market value rather than amortized cost. It is our intent to sell securities as the Fund will allow in future periods. The Fund is being liquidated with distributions to us occurring and expected to occur during calendar 2008. We expect conditions in the credit markets to remain uncertain for the foreseeable future. Due to this uncertainty, we recorded a loss of $0.6 million on these securities adjusted to market value in the statement of operations for the three months ended December 31, 2007. While it is our intent to sell securities in this Fund in future periods to reduce our exposure to future deterioration of these securities, we believe that operating results or cash flows could be affected significantly by market value adjustments to the Fund.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Share Purchase Agreement for the acquisition of Impella Cardio Systems AG, dated April 26, 2005.		8-K	May 16, 2005	2.1

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

10.1	Note Purchase Agreement dated December 11, 2007 by and among Abiomed, World Heart Corporation and World Heart Inc.	X

10.2	8% Secured Convertible Promissory Note issued to Abiomed by World Heart Corporation and World Heart, Inc. dated December 11, 2007.	X

10.3	Common Shares Warrant dated December 11, 2007 issued to Abiomed by World Heart Corporation	X

11.1	Statement regarding computation of Per Share Earnings (see Note 17, Notes to Consolidated Financial Statements).	X

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer.	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

ABIOMED, INC. ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Abiomed, Inc.
Date: February 11, 2008	/s/ Daniel J. Sutherby
Daniel J. Sutherby
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)