Form 10-Q
period 2008-06-30
ABIOMED INC
filed 2008-08-11
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is, a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2008, there were 33,730,765 shares outstanding of the registrant’s Common Stock, $.01 par value.

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

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,627	$2,042
Restricted securities	22,739	—
Short-term marketable securities	4,062	36,257
Accounts receivable, net	13,883	14,071
Inventories	19,514	17,428
Prepaid expenses and other current assets	1,506	1,705

Total current assets	63,331	71,503
Property and equipment, net	7,232	7,551
Intangible assets, net	6,466	6,921
Goodwill	37,033	31,563
Other assets	565	493

Total assets	$114,627	$118,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,790	$9,024
Accrued expenses	7,821	9,290
Deferred revenue	1,072	1,162

Total current liabilities	15,683	19,476
Long-term deferred tax liability	4,799	4,740
Other long-term liabilities	73	221

Total liabilities	20,555	24,437

Commitments and contingencies (Note 14)
Stockholders’ equity:
Class B Preferred Stock, $.01 par value Authorized - 1,000,000 shares; Issued and outstanding - none	—	—
Common stock, $.01 par value Authorized - 100,000,000 shares; Issued - 33,693,217 shares at June 30, 2008 and 32,779,404 shares at March 31, 2008; Outstanding - 33,682,198 shares at June 30, 2008 and 32,768,385 shares at March 31, 2008	337	328
Additional paid-in-capital	310,503	300,787
Accumulated deficit	(221,508)	(212,394)
Treasury stock at cost - 11,019 shares at June 30, 2008 and at March 31, 2008	(116)	(116)
Accumulated other comprehensive income	4,856	4,989

Total stockholders’ equity	94,072	93,594

Total liabilities and stockholders’ equity	$114,627	$118,031

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2008	2007
Revenue:
Products	$16,270	$13,901
Funded research and development	87	162

	16,357	14,063

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	5,627	3,532
Research and development	6,144	5,516
Selling, general and administrative	13,514	12,441
Arbitration decision	—	1,232
Amortization of intangible assets	426	380

	25,711	23,101

Loss from operations	(9,354)	(9,038)

Other income:
Investment income, net	244	907
Other income, net	141	1

	385	908

Loss before provision for income taxes	(8,969)	(8,130)
Provision for income taxes	145	145

Net loss	$(9,114)	$(8,275)

Basic and diluted net loss per share	$(0.28)	$(0.26)
Weighted average shares outstanding	32,845	32,338

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended June 30,
	2008	2007
Operating activities:
Net loss	$(9,114)	$(8,275)
Adjustments required to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,414	1,090
Bad debt expense	42	63
Stock-based compensation	1,716	1,672
Write-down of inventory	677	125
Loss on disposal of fixed assets	25	—
Deferred tax provision	145	145
Arbitration decision	—	728
Change in unrealized (gain) loss on short-term marketable securities	(197)	—
Changes in assets and liabilities source (use):
Accounts receivable	138	(2,943)
Inventories	(3,241)	(2,490)
Prepaid expenses and other current assets	124	(207)
Accounts payable	(1,846)	(1,635)
Accrued expenses	(1,698)	(1,085)
Deferred revenue	(90)	23

Net cash used for operating activities	(11,905)	(12,789)
Investing activities:
Purchases of short-term marketable securities	(5,632)	—
Proceeds from the sale and maturity of short-term marketable securities	15,285	4,980
Expenditures for property and equipment	(644)	(963)

Net cash provided by investing activities	9,009	4,017
Financing activities:
Issuance of common stock	—	949
Proceeds from the exercise of stock options	2,436	417

Net cash provided by financing activities	2,436	1,366
Effect of exchange rate changes on cash	45	(13)

Net decrease in cash and cash equivalents	(415)	(7,419)
Cash and cash equivalents at beginning of period	2,042	69,646

Cash and cash equivalents at end of period	$1,627	$62,227

Supplemental disclosures:
Common shares issued for business acquisition	$5,574	$—
Fixed asset additions included in accounts payable	155	9
Reclassification of short-term marketable securities to restricted securities	22,739	—

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

1. Nature of Business and Basis of Preparation

Abiomed, Inc. (together with its subsidiaries, the “Company” or “Abiomed”) is a leading provider of medical devices in circulatory support that offers a continuum of care in heart recovery to acute heart failure patients. The Company’s strategy is focused on establishing heart recovery as the goal for all acute cardiac attacks. The Company’s products are designed to enable the heart to rest, heal and recover by improving blood flow and/or performing the pumping function of the heart. The products can be used in a broad range of clinical settings, including by cardiologists for patients who are in pre-shock or in need of prophylactic support in the cardiac catheterization lab, or cath lab, and by heart surgeons for patients in profound shock. Abiomed is focused on increasing awareness of heart recovery and establishing it as the goal for all acute patients experiencing cardiac attacks, or heart attacks, with failing but potentially recoverable hearts. The Company expects that recovery awareness and utilization of its products will significantly increase the number of patients able to return home from the hospital with their own hearts.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 that has been filed with the Securities Exchange Commission, or SEC.

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

In June 2008, the Company received U.S. Food and Drug Administration (“FDA”) 510(k) clearance of its Impella 2.5 product, triggering an obligation to pay $5.6 million of contingent payments related to the May 2005 acquisition of Impella (Note 7). As permitted by the share purchase agreement, the Company elected to make this milestone payment on June 30, 2008 in shares of its common stock. As a result, during the quarter ended June 30, 2008, the Company issued 343,075 shares of its common stock to the former Impella shareholders and recorded an increase to goodwill of $5.6 million.

Financial Instruments

The Company entered into a convertible note purchase agreement with World Heart Corporation (“WorldHeart”) in December 2007 (Note 9). Under the agreement, the Company loaned $5.0 million to WorldHeart, with the note and accrued interest, at 8% per annum, convertible at the Company’s option into common stock of WorldHeart. The Company advanced $1.0 million of the loan in December 2007 with the remaining $4.0 million advanced in January 2008.

In May 2008, WorldHeart filed a Form 8-K disclosing that it had limited cash available to continue operations and that if it is unable to secure additional funding, it will be forced to take extraordinary business measures which could include filing for bankruptcy, ceasing operations and liquidating assets. Due to these events, the Company recorded an impairment charge of $5.0 million during fiscal 2008 relating to its note receivable from WorldHeart and its associated derivative instruments. As discussed in Note 9, WorldHeart completed the transactions contemplated by the recapitalization agreement dated June 20, 2008, as amended on July 31, 2008, among the Company, WorldHeart, and the other parties named therein. As a result of the transaction, the Company acquired 86,000,000 common shares of WorldHeart, which represented approximately 21.6% of WorldHeart’s issued and outstanding common shares following the transaction. The shares were acquired as a result of the Company’s conversion of the full amount of principal and interest owed on the $5.0 million convertible note previously issued to the Company by WorldHeart, the Company’s release of the security interest in all of the assets of WorldHeart that secured the note, termination of the warrant the Company held to purchase 3,400,000 common shares of WorldHeart, and forgiveness of other amounts owed to the Company by WorldHeart.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

New Accounting Pronouncements

SFAS No. 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of Statement 157. The Company implemented this new pronouncement in the quarter ended June 30, 2008 and adoption did not have a material impact on its financial position or results of operations.

SFAS No. 159 - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company implemented this new pronouncement in the quarter ended June 30, 2008 and adoption did not have a material impact on its financial position or results of operations.

EITF 07-3 - In June 2007, the EITF reached a final consensus on Issue No. 07-3 (“EITF No. 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, effective on a prospective basis for fiscal years beginning after December 15, 2007. This EITF issue did not have an impact on the Company’s financial position or results of operations for the quarter ended June 30, 2008.

SFAS No. 141(R) - In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for transactions occurring in fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its financial position or results of operations.

SFAS No. 160 - In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of the consolidation procedures under ARB No. 51 for consistency with the requirements of FASB Statement No. 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The Company is evaluating the impact that the adoption of this statement may have on its consolidated financial statements but it does not expect the adoption of SFAS No. 160 to have a material impact on its financial position or results of operations.

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting about derivative instruments and hedging activities by enhanced disclosures to better understand their effects on a company’s financial position, results of operation and cash flows. This standard is effective for interim and annual financial statements beginning after November 15, 2008. The Company is evaluating the impact that the adoption of this statement may have on its consolidated financial statements.

Note 3. Restricted Securities and Cash

The Company has restricted securities of approximately $22.7 million in current assets at June 30, 2008 and $0.4 million of restricted cash classified in other long-term assets at June 30, 2008 and March 31, 2008.

In June 2008, the Company entered into a $20.0 million revolving line of credit facility with Blue Ridge Investments L.L.C., an affiliate of Bank of America (Note 14), with a term expiring in June 2009. The credit facility is secured by a first priority security interest in the Company’s holdings in the Columbia Fund and the Company pledged these holdings to Blue Ridge Investments, L.L.C. during the term of the credit facility. Any amounts borrowed under the credit facility will be reduced by any cash distributions made on the Columbia Fund. As a result, the Company has segregated the marketable securities held in the Columbia Fund as restricted securities while the credit facility is in place.

The restricted cash held in other long-term assets represents a security deposit for a letter of credit expiring in January 2011 associated with a telephone equipment operating lease.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

Note 4. Fair Value Measurements

Effective April 1, 2008, the Company implemented SFAS No. 157, Fair Value Measurement (“SFAS 157”), for financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. This category also includes financial instruments that are valued using alternative approaches but for which the Company typically receives independent external valuation information including U.S. Treasuries and other U.S. Government and agency securities.

Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 is comprised of unobservable inputs that are supported by little or no market activity. Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets include the Columbia Fund recorded in restricted securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. At June 30, 2008, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity.

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of June 30, 2008 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
	(in $000’s)
Assets:
Columbia Strategic Cash Portfolio	$—	$—	$22,739	$22,739
U.S. Government Securities	4,000	—	—	4,000

	$4,000	$—	$22,739	$26,739

The table below provides a summary of the changes in fair value, including net transfers, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2008:

Level 3 Columbia Strategic Cash Portfolio
Balance at March 31, 2008	$28,826
Total realized and unrealized gains (losses) included in earnings	15
Settlements	(6,102)

Balance at June 30, 2008	$22,739

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 5. Marketable Securities

The Company has marketable securities at June 30, 2008 and March 31, 2008 that consist of and are classified on the balance sheet as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in $000’s)
At June 30, 2008:
Restricted securities:
Columbia Strategic Cash Portfolio	$23,430	$—	$(691)	$22,739

	$23,430	$—	$(691)	$22,739

Short-term marketable securities:
US Government Securities	$4,000	$—	$—	$4,000
Accrued Interest	62	—	—	62

	$4,062	$—	$—	$4,062

At March 31, 2008:
Short-term marketable securities:
Columbia Strategic Cash Portfolio	$29,715	$—	$(889)	$28,826
US Government Securities	7,323	—	—	7,323
Accrued Interest	108	—	—	108

	$37,146	$—	$(889)	$36,257

The Columbia Fund is intended to be comprised of U.S. government securities, corporate securities and U.S. corporate commercial paper and other investments, the majority of which are rated by Moody’s and Standard and Poors with a rating of A or higher as of June 30, 2008, with primarily short-term maturities. On December 6, 2007, the Columbia Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. As a result, the Company reclassified the securities in the Columbia Fund from cash equivalents to short-term marketable securities as the Columbia Fund was no longer expected to have a maturity of less than 90 days. The Company deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 97% of its carrying value at June 30, 2008. The Columbia Fund is being liquidated with distributions to the Company occurring and expected to occur through June 2009. Since December 6, 2007 through June 30, 2008, the Company has received disbursements of approximately $25.4 million from the Columbia Fund.

Note 6. Inventories

The components of inventory are as follows:

	June 30, 2008	March 31, 2008
	(in $000’s)
Raw materials and supplies	$8,915	$7,419
Work-in-progress	5,894	4,748
Finished goods	4,705	5,261

	$19,514	$17,428

All of the Company’s inventories relate to circulatory care product lines that include the Impella, iPulse, AB5000, BVS 5000, and AbioCor product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 6. Inventories (continued)

From time to time, the Company loans finished goods inventory on a short-term basis to customers for demonstration purposes and this inventory is generally amortized over a one to five year life. This cost of “demo” inventory and the net carrying value are reflected in the table below:

	June 30, 2008	March 31, 2008
	(in $000’s)
Cost of inventory used for demo purposes	$4,343	$3,815
Accumulated amortization	(3,586)	(3,148)

	$757	$667

Amortization expense related to demo inventory was $0.4 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively.

Note 7. Goodwill and Intangible Assets

The carrying amount of goodwill at June 30, 2008 and March 31, 2008 was $37.0 million and $31.6 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella. In June 2008, the Company received FDA 510(k) clearance of its Impella 2.5 product, triggering an obligation to pay approximately $5.6 million of contingent payments related to the May 2005 acquisition of Impella. During the quarter ended June 30, 2008 the Company issued approximately 343,075 shares of its common stock to the former Impella shareholders and recorded an increase to goodwill of $5.6 million. The remaining change in carrying value from March 31, 2008 to June 30, 2008 was due to a change in the foreign currency translation rate during the three months ended June 30, 2008.

The components of intangible assets are as follows:

	June 30, 2008			March 31, 2008
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
	(in $000’s)			(in $000’s)
Patents	$8,809	$4,472	$4,337	$8,836	$4,192	$4,644
Trademarks and tradenames	526	275	251	527	259	268
Distribution agreements	771	349	422	774	322	452
Acquired technology	2,659	1,203	1,456	2,669	1,112	1,557

	$12,765	$6,299	$6,466	$12,806	$5,885	$6,921

Amortization of intangible assets was $0.4 million for both the three months ended June 30, 2008 and 2007. The Company’s expected amortization expense is $1.7 million for each of fiscal 2009 through fiscal 2011 and $1.4 million for fiscal 2012.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 8. Arbitration Decision

Arbitration Decision and Warrant Repurchase

In May 2006, Richard A. Nazarian, as Selling Stockholder Representative, filed a demand for arbitration (subsequently amended) with the American Arbitration Association. The claims arose out of the Company’s purchase of intellectual property rights relating to the Penn State Heart program and the related warrant agreements. In June 2007, the Arbitrator issued his ruling and in his award the Arbitrator found that, during the period between July 2003 and September 2004, the Company terminated all material staffing and funding for development of the Penn State Heart program for a continuous period of three months, other than for reasons outside of the Company’s control, which constituted a “cancellation” under the terms of the warrant agreement. Furthermore, the Arbitrator issued his ruling that certain holders of the warrants covered by the warrant agreement were entitled to exercise their warrants to purchase 143,496.50 shares of the Company’s common stock for $0.01 per share pursuant to the warrant agreement and that the Company should pay to the claimants $0.5 million representing reimbursement for legal and arbitration fees and other disbursements.

During the quarter ended June 30, 2007, the Company expensed $1.2 million for the aggregate arbitrator award, comprised of $0.5 million representing reimbursement for legal and arbitration fees and other disbursements and $0.7 million related to the fair value of the warrants not previously expensed by the Company, which is reflected in the accompanying statements of operations under the line item arbitration decision. During the quarter ended December 31, 2007, the Company repurchased all outstanding warrants held by the claimants for cash consideration of approximately $2.2 million in settlement of any remaining claims held by the selling stockholders related to the Company’s acquisition of the Penn State Heart. In exchange for the cash consideration, the warrants were cancelled and the claimants released the Company from any future obligations or liabilities related to this matter. There will be no other future payments to claimants relating to this arbitration decision.

Note 9. Strategic Investment

In December 2007, the Company entered into a convertible note purchase agreement with WorldHeart, a developer of implantable mechanical circulatory support systems for chronic heart failure patients. The Company loaned $5.0 million to World Heart in exchange for a convertible secured note with a term of two years and bearing interest at 8% per annum. No payments were required by WorldHeart until the end of the note’s term. The Company advanced $1.0 million of the loan in December 2007 and the remaining $4.0 million was advanced in January 2008. The principal amount of the note was convertible, at the Company’s option, into shares of WorldHeart common stock at a price of approximately $1.75 per share. In addition to the note, the Company was issued a warrant for the purchase of up to 3,400,000 common shares of WorldHeart at $0.01 per share. The warrant expires in December 2012. As discussed in Note 2, the Company recorded an impairment charge of $5.0 million during fiscal 2008 relating to its note receivable from WorldHeart and associated derivative instruments. This investment will be accounted for under the equity method of accounting. As of the closing of the recapitalization agreement described below, the Company’s basis in this investment is zero.

On July 31, 2008, WorldHeart completed the transactions contemplated by the recapitalization agreement dated June 20, 2008, as amended on July 31, 2008, among the Company, WorldHeart, World Heart, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P., Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. As a result of the transaction, the Company acquired 86,000,000 common shares of WorldHeart, which represented approximately 21.6% of WorldHeart’s issued and outstanding common shares following the transaction. The shares were acquired as a result of the Company’s conversion of the full amount of principal and interest owed on the $5.0 million convertible secured note issued in December 2007, the Company’s release of the security interest in all of the assets of WorldHeart that secured the note, termination of the warrant the Company held to purchase 3.4 million common shares of WorldHeart issued in December 2007, and forgiveness of other amounts owed to the Company by WorldHeart.

Note 10. Accounting for Stock-Based Compensation

Total stock-based compensation recognized in the Company’s condensed consolidated statements of operations for the three months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,
	2008	2007
	(in $000’s)
Cost of product revenue	$102	$94
Research and development	391	421
Selling, general and administrative	1,223	1,157

	$1,716	$1,672

The $1.7 million in stock-based compensation expense for the three months ended June 30, 2008 includes $1.3 million related to stock options and $0.4 million related to restricted stock and the Company’s Employee Stock Purchase Plan (“ESPP”). The $1.7 million in stock-based compensation expense for the three months ended June 30, 2007 includes $1.6 million related to stock options and $0.1 million related to restricted stock and the Company’s ESPP.

The remaining unrecognized stock-based compensation expense for unvested stock option awards at June 30, 2008 was approximately $9.6 million, net of forfeitures, and the weighted-average time over which this cost will be recognized is 2.0 years. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its net operating loss position, this had no impact on the Company’s consolidated statements of cash flows for the three months ended June 30, 2008 and 2007.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 10. Accounting for Stock-Based Compensation (continued)

Stock Option Activity

The following table summarizes the stock option activity for the three months ended June 30, 2008:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2008	4,436	$11.49
Granted	443	13.97
Exercised	(321)	7.84
Cancelled	(19)	13.19

Outstanding at June 30, 2008	4,539	$11.98	6.92	$27,072

Exercisable at June 30, 2008	2,690	$11.50	5.81	$17,590

The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $2.5 million and $0.2 million, respectively. The total fair value of options vested during the three months ended June 30, 2008 and 2007 was $4.2 million and $3.9 million, respectively.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The fair value of options granted during the three months ended June 30, 2008 and 2007 were calculated using the following weighted-average assumptions:

	Three Months Ended June 30,
	2008	2007
Risk-free interest rate	3.14%	4.66%
Expected option life (years)	5.03	6.25
Expected volatility	50.36%	56.53%

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

The calculation of the fair value of the options is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures, adjusted to the extent historic forfeitures may not be indicative of forfeitures in the future. In addition, an expected dividend yield of zero is used in the option valuation model because the Company does not pay cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The weighted-average grant-date fair value for options granted during the three months ended June 30, 2008 and 2007 was $6.60 and $7.24 per share, respectively.

Restricted Stock

The following table summarizes restricted stock activity for the three months ended June 30, 2008:

	Three Months Ended June 30, 2008
	Number of Shares (in 000's)	Weighted Average Grant Date Fair Value
Restricted stock awards at March 31, 2008	54	$11.52
Granted	260	13.80
Vested	—	—
Forfeited	—	—

Restricted stock awards at June 30, 2008	314	$13.40

The remaining unrecognized compensation expense for restricted stock awards at June 30, 2008 was approximately $3.4 million and the weighted-average time over which this cost will be recognized is 1.5 years. During the three months ended June 30, 2008, 260,001 shares of restricted stock were issued to certain executive officers and certain members of senior management of the Company, of which 130,002 of these shares vest upon achievement of a prescribed performance milestone. The remaining 129,999 of these restricted shares vest ratably over four years from the grant date. The stock compensation expense for the restricted stock awards is recognized on a straight-line basis over the vesting period.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 11. Income Taxes

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

As of June 30, 2008, the Company has accumulated a net deferred tax liability in the amount of $4.8 million, of which $1.5 million is the result of a difference in accounting for the Company’s goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period. For the three months ended June 30, 2008 and 2007, the Company has recorded a provision for income taxes of $0.1 million and $0.1 million, respectively. The remaining $3.3 million of the deferred tax liability is due to an unrealized gain from fluctuations in foreign currency with respect to the Company’s European operations.

On April 1, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. As a result of its adoption of FIN No. 48, the Company has recorded the cumulative effect of the change in accounting principle of $0.3 million as a decrease to opening retained earnings and an increase to other long-term liabilities as of April 1, 2007. This adjustment relates to state nexus for failure to file tax returns in various states for the years ended March 31, 2003, 2004, and 2005. The Company has initiated a voluntary disclosure plan with many of these states to file these tax returns. The Company has elected to recognize interest and/or penalties related to income tax matters in income tax expense in its consolidated statement of operations. A reconciliation of the beginning and ending balance of unrecognized tax benefits, excluding accrued interest recorded at June 30, 2008 (in thousands) is as follows:

Balance at March 31, 2008	$224
Reductions in tax positions for payments and other adjustments	(224)

Balance at June 30, 2008	$—

On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. The Company has recorded a liability for unrecognized tax benefits in current liabilities of approximately $50,000 for accrued interest at June 30, 2008. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the unrecognized tax positions will increase or decrease during the next 12 months; however, it is not expected that the change will have a significant effect on the Company’s results of operations or financial position.

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

Note 12. Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended June 30,
	2008	2007
	(in $000’s)
Net loss	$(9,114)	$(8,275)
Foreign currency translation adjustments	(133)	237

Comprehensive loss	$(9,247)	$(8,038)

Note 13. Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options and warrants based on the treasury stock method. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported the calculation of basic and dilutive loss per share results in the same value.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 13. Net Loss Per Share (continued)

Excluded from the calculation of diluted weighted-average shares outstanding are 4,538,564 and 4,735,209 stock options outstanding as of June 30, 2008 and 2007, respectively, and unvested shares of restricted stock in the amount of 314,001 shares and 58,000 shares as of June 30, 2008 and 2007, respectively. The calculation of weighted-average shares outstanding for the three months ended June 30, 2007 also excluded warrants to purchase up to 400,000 shares of common stock.

Note 14. Commitments and Contingencies

Impella Milestone

The Company’s acquisition of Impella provides that Abiomed may be required to make an additional contingent payment to Impella’s former shareholders upon FDA approval of the Impella 5.0 device.

If the average market price per share of Abiomed’s common stock, as determined in accordance with the purchase agreement, as of the date this milestone is achieved is $22 or more, no additional contingent consideration will be required with respect to the milestone. If the average market price is between $18 and $22 on the date of the Company’s achievement of the milestone, the milestone payment will be reduced ratably. This milestone payment may be made, at the Company’s option, with cash or by a combination of cash or stock, except that no more than an aggregate of approximately $3.8 million of this milestone payment may be made in the form of stock. If this contingent payment is made, it will result in an increase in the carrying value of goodwill.

Danvers Lease

On June 27, 2008, the Company amended the lease for its Danvers, Massachusetts facility. The amendment extends the lease from February 28, 2010 to February 28, 2016. The amendment changes the rent under the lease from $64,350 per month to the following schedule:

•	The base rent for July 2008 through October 2008 will be $0 per month;

•	The base rent for November 2008 through June 2010 will be $40,000 per month;

•	The base rent for July 2010 through February 2014 will be $64,350 per month; and

•	The base rent for March 2014 through February 2016 will be $66,000 per month.

In addition, the Company has certain rights to terminate the lease early, subject to the payment of a specified termination fee based on the timing of the termination, as further outlined in the amendment.

Ireland Lease

On July 25, 2008, the Company entered into a lease agreement providing for the lease of a 33,000 square foot manufacturing facility in Athlone, Ireland. The lease agreement is for a term of 25 years and one week, commencing on April 18, 2008. The monthly rent due under the lease agreement and payable monthly is 22,455.33€ (Euro) (or $35,000) per month or 269,464€ (Euro) (or $424,000) per year for the first five years of the lease, through April 17, 2013. On April 18, 2013 and each fifth anniversary thereafter, the rental rate will be set to a current market rate, as determined by the procedures set forth in the lease agreement. The Company has the right to terminate the lease after five years, subject to the payment of a termination fee equal to 18 months rent, and the right to terminate the lease after 10 years, subject to the payment of a termination fee equal to six months of the then current rent.

Revolving Line of Credit Facility

On June 27, 2008, the Company entered into a $20.0 million revolving line of credit facility with Blue Ridge Investments, L.L.C., an affiliate of Bank of America. The credit facility is secured by a first priority security interest in the Company’s holdings in the Columbia Fund. Under the terms of the credit facility, any amounts borrowed bear interest at a per annum rate of LIBOR plus ..25%. During the term of the credit facility, the Company will pay unused commitment fees of .25% on any difference between the total $20.0 million commitment and the amount of credit actually utilized, calculated on an annual basis and to be paid monthly. Assuming no amounts are borrowed during the full one-year term of the credit facility, the maximum unused annual commitment fees owed would be $50,000. The credit facility is available until June 2009 and the Company can cancel the facility at any time, at which point the Company would not be obligated to pay future unused commitment fees. As of June 30, 2008, the Company had made no borrowings under the facility.

Litigation

From time to time, the Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management presently believes that the outcome of each proceeding or claim which is pending or known to be threatened, or all of them combined, is not expected to have a material adverse effect on the Company’s financial position, cash flow and results.

Note 15. Segment and Enterprise Wide Disclosures

The Company operates in one business segment— the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 46% and 54% of the Company’s total consolidated assets are located within the U.S. as of June 30, 2008 and March 31, 2008, respectively. Remaining assets are located in Europe, primarily related to our Impella production facility, and include goodwill and intangibles of $43.3 million and $38.2 million at June 30, 2008 and March 31, 2008, respectively, associated with the Impella acquisition from May 2005. Total assets in Europe excluding goodwill and intangibles were $18.7 million and $16.4 million at June 30, 2008 and March 31, 2008, respectively, and amounted to 16% and 7% of total consolidated assets. For the three months ended June 30, 2008 and 2007, international sales accounted for 15% and 17% of total product revenue, respectively.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Abiomed’s discussion of financial condition and results of operations may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from those anticipated in these forward-looking statements based upon a number of factors, including uncertainties associated with development, testing and related regulatory approvals, anticipated future losses, complex manufacturing, high quality requirements, dependence on limited sources of supply, competition, market acceptance of our new products, technological change, government regulation, future capital needs and uncertainty of additional financing and other risks detailed in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. In particular, we encourage you to review the risks and uncertainties discussed under Item 1A of Part I of our Annual Report on Form 10-K, for the year ended March 31, 2008. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of unanticipated events.

OVERVIEW

We are a leading provider of medical devices in circulatory support and we offer a continuum of care in heart recovery to acute heart failure patients. Our strategy is focused on establishing heart recovery as the goal for all acute cardiac attacks. Our products are designed to enable the heart to rest, heal and recover by improving blood flow and/or performing the pumping function of the heart. We believe we are the only company with commercially available cardiac assist devices approved for heart recovery from all causes by the U.S. Food and Drug Administration, or FDA, and our products have been used to treat thousands of patients to date. Our products can be used in a broad range of clinical settings, including by heart surgeons for patients in profound shock and by interventional cardiologists for patients who are in shock, pre-shock or in need of prophylactic support in the cardiac catheterization lab, or cath lab. Our circulatory care products are designed to provide hemodynamic support for acute patients from the cath lab to the surgery suite, with a goal of heart recovery and sending the patient home with his or her native heart. We believe heart recovery is the optimal clinical outcome for patients because it provides a better quality of life than alternatives. In addition, we believe heart recovery is the most cost-effective path for the healthcare system. Since 2004, our executive team has focused our efforts on expanding our product portfolio. We have significantly increased our product portfolio, which now includes several circulatory care products that either have been approved or cleared by the FDA in the U.S., have received CE mark approval in Europe, or have received registration or regulatory approval in numerous other countries. We also have additional new circulatory care products under development.

Impella 2.5, Impella 5.0, and Impella LD

Our Impella 2.5 and 5.0 catheters are percutaneous micro heart pumps with integrated motors and sensors for use in interventional cardiology and heart surgery. These devices are designed for use by interventional cardiologists to support pre-shock patients in the cath lab who may not require as much support as patients in the surgery suite or first use in surgery for patients who may require assistance to maintain their circulation. Our Impella catheters are also designed to provide ventricular support for patients requiring hemodynamic stabilization or suffering from reduced cardiac output and can aid in recovering the hearts of patients following a heart attack. These products increase flow to the heart and organs without the need for drugs such as inotropes while reducing the workload of the heart. Our Impella devices have CE mark approval in Europe, are approved in over 40 countries, have already been used to treat numerous patients in Europe and other countries outside the U.S. and have been the subject of over 50 peer-reviewed publications and other clinical presentations and publications.

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

We are pursuing FDA approval for our Impella heart pumps through a pre-market approval, or PMA path, for our Impella 2.5 and 5.0 products. In August 2007, we received approval from the FDA to begin a high-risk percutaneous coronary intervention, or PCI, pivotal clinical trial for the Impella 2.5. This approval was based on the submission of the clinical results of the safety pilot clinical trial. The pivotal study will determine the safety and effectiveness of the Impella 2.5 as compared to optimal medical management with an IAB, during “high-risk” angioplasty procedures. The study inclusion criteria have been extended to include patients with triple vessel disease with low ejection fraction. The study is approved under category B2 status and the trial sites are eligible for full reimbursement from the Centers for Medicare Medicaid Services, or CMS. The randomized pivotal study, at up to 150 hospitals and 654 patients undergoing high-risk PCI procedure, is comprised of two arms comparing nearly equal number of Impella 2.5 supported patients and intra-aortic balloon, or IAB, supported patients during the procedure. Patients receiving the Impella 2.5 can be supported for up to five days as a left VAD. As of August 6, 2008, 187 hospitals are pursuing the study, with 55 hospitals ready for enrollment of patients, 36 with investigational review board, or IRB, approval, but not yet enrolling, and 96 hospitals having submitted to the IRB or submission is pending. As of August 6, 2008, we have completed 107 patients from 28 hospitals or 16% of the 654 patients required.

In March 2008, we received approval from the FDA to begin a second pivotal study for our Impella 2.5 in the U.S. under an investigative device exemption, or IDE, for hemodynamically unstable patients undergoing a PCI procedure due to acute myocardial infarction, or AMI, commonly referred to as heart attack. The AMI study will determine the safety and effectiveness of the Impella 2.5 as a left ventricular assist device for heart attack patients as compared to optimal medical management with an IAB. The study is approved under category B2 status and the trial sites are eligible for full CMS reimbursement. The randomized study, at up to 150 hospitals, is comprised of two arms; those patients that receive the Impella 2.5 for up to five days and patients that receive IAB therapy. The study will compare 192 Impella 2.5 patients to 192 IAB patients relative to a composite end point comparing safety and efficacy. The proposed primary endpoint will be a composite endpoint of major events assessed at 30 days post-AMI. These major events include but are not limited to: death, acute renal failure, and need for a major cardiovascular operation. The secondary endpoint will be a composite of cardiac function such as ejection fraction, requirement for inotropic support and cardiac power output. As of August 6, 2008, 53 U.S. hospitals are pursuing the study. As of August 6, 2008, no hospitals have enrolled any patients, however, 4 hospitals have received IRB approval, and 49 have submitted to the IRB or submission is pending.

Our Impella 2.5 device recently received 510(k) clearance from the FDA for partial circulatory support for up to six hours, which allows for immediate commercial launch of our Impella 2.5 in the U.S. There are an estimated 14,000 interventional cardiologists at approximately 1,900 hospitals in the U. S. which represents the primary target market in the U.S. for our Impella 2.5 device.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Impella 2.5, Impella 5.0, and Impella LD (continued)

The clinical experience to date with our Impella 2.5 has been favorable, including our recently completed U.S. safety pilot clinical trial. Factors that affect the length of time to complete the pivotal studies in the U.S. study include the timing of each center receiving IRB approval, the timing of the training we will provide each center, and the rate of patient enrollment. As a result of these factors, at this time we cannot estimate the duration of the two Impella 2.5 pivotal studies discussed above. However, there can be no assurance that our Impella 2.5 clinical trials will be successful or that we will receive FDA approval for the indications that are the subject of the clinical trials.

The Impella 5.0 is in a pilot clinical study that is enrolling up to 20 patients at 15 U.S. sites. The study includes postcardiotomy patients who have been weaned from heart-lung machines and whose hearts require added support to maintain good blood flow. The study is enrolling those patients that would typically need more flow and hemodynamic support than provided by an IAB.

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

We received 510(k) clearance from the FDA for our IAB in December 2006 and CE Mark approval in January 2007. The iPulse console has received CE mark approval in Europe and was approved by the FDA in late December 2007 for commercial sale in the U.S. We expect customer demand to shift over time from our AB5000 console to our iPulse combination console.

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

The AB5000 Circulatory Support System, our next-generation product for heart recovery, is designed to provide a longer duration of support than the BVS 5000 and facilitates patient mobility in the hospital. The AB5000 can provide up to 6.0 liters of pulsatile blood flow per minute to support patients in profound shock and was approved by the FDA in 2003. Our AB5000 is designed to provide enhanced patient mobility within and between medical centers and to provide enhanced features and ease of use for caregivers. We believe the AB5000 system’s high flow rates, ease of implant and historically low incidence of adverse events facilitate heart recovery, for patients with potential for recovery, potentially avoiding the need for heart transplantation and thereby improving patient outcomes. We announced in January 2008 that we received FDA labeling approval of one year bench reliability for our AB5000 ventricle. We recently developed a new iPulse combination console that can run our AB5000 ventricle, our BVS 5000 blood pump, our IAB and other manufacturers’ IABs.

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

Portable Driver

We recently announced that we have developed a new Portable Circulatory Support Driver for both in-hospital and out-of-hospital patients. The Portable Driver is designed to support our AB5000 VAD. The combination of our new Portable Driver and FDA-approved AB5000 VAD is designed to provide support of acute heart failure patients. In many cases, profound shock heart patients require biventricular support (both sides of the heart). The AB5000 can assume the pumping function of a patient’s failing heart, allowing the heart to rest, heal and potentially recover. The AB5000 is designed to provide either uni-ventricular or bi-ventricular support. We recently received FDA labeling approval of one year bench reliability for our AB5000 VAD, which is expected to complement the Portable Driver reliability. The Portable Driver is not yet approved by the FDA. We received CE mark approval for our Portable Driver in March 2008. In May 2008, we received conditional approval for the Portable Driver for an IDE to conduct a U.S. patient discharge study at 20 hospitals for 30 patients.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cannulae

Each of our AB5000 and BVS 5000 systems requires two cannulae, or tubes, that connect the ventricle or blood pump to the heart and an associated artery. We offer a variety of cannulae. Our integrated cannula system was approved by the FDA in July 2006. This integrated cannula system, which is easier to implant and can be removed through a small incision, has the potential for use off-pump (also called beating heart) with minimally invasive procedures. For example, although removal of the cannulae requires a surgical procedure, it does not require a sternotomy, a substantially more invasive procedure that separates the breastbone in order to access the heart. Moreover, because the AB5000 and the BVS 5000 blood pumps use the same cannulae, clinicians can seamlessly transfer patients from one device to another without requiring an additional surgical procedure.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues (which includes revenues from products and funded research and development) for the three months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,
	2008	2007
Revenues:
Products	99.5%	98.8%
Funded research and development	0.5	1.2

	100.0	100.0

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	34.4	25.1
Research and development	37.6	39.2
Selling, general and administrative	82.6	88.5
Arbitration decision	—	8.8
Amortization of intangible assets	2.6	2.7

	157.2	164.3

Loss from operations	(57.2)	(64.3)

Other income:
Investment income, net	1.5	6.4
Other income, net	0.9	0.0

	2.4	6.5

Loss before provision for income taxes	(54.8)	(57.8)
Provision for income taxes	0.9	1.0

Net loss	(55.7)%	(58.8)%

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Three months ended June 30, 2008 compared with the three months ended June 30, 2007

Revenues

Total revenue for the three months ended June 30, 2008 increased by $2.3 million, or 16%, to $16.4 million from $14.1 million for the three months ended June 30, 2007. Our revenues are primarily from sales of medical products for heart recovery.

Product revenues for the three months ended June 30, 2008 increased by $2.4 million, or 17%, to $16.3 million from $13.9 million for the three months ended June 30, 2007. Revenues from disposables, service and other products (non-console revenues) were $14.7 million and $12.0 million for the three months ended June 30, 2008 and 2007, respectively, and comprised approximately 90% and 86% of total revenues, respectively. Total disposables, service, and other programs increased $2.7 million, or 23%, for the three months ended June 30, 2008. For the three months ended June 30, 2008, revenues from Impella disposables, which include revenues generated from our two U.S. pivotal studies for Impella 2.5, increased 323% to $5.5 million, revenues from AB5000 disposables decreased 17% and revenues from BVS disposables declined 16% compared to the three months ended June 30, 2007. Total console revenue for the three months ended June 30, 2008 decreased $0.2 million, or 11%, due primarily to declines in sales of AB5000 consoles for the respective period. Our new iPulse combination console is approved under CE-mark in Europe and was approved by the FDA under a PMA supplement approval in late December 2007. We expect demand to continue to shift from our AB5000 console to our iPulse combination console.

The Impella 2.5 has been approved by the FDA for two pivotal studies in the U.S. In June 2008, we received 510(k) clearance for our Impella 2.5 device for partial circulatory support for up to six hours. This clearance allows for immediate commercial shipment of the device to U.S. hospitals that purchase the device. The Impella 2.5, Impella 5.0 and Impella LD are approved in Europe under CE-mark and are now approved in over 40 countries. During the two U.S. pivotal studies for the Impella 2.5, we are generating revenue from the sale of Impella 2.5 disposables. We expect revenue from our Impella 2.5 to increase in the U.S. with this recent 510(k) clearance and as we enroll more patients in our two pivotal studies; however, for the full fiscal year 2009, we would not expect to maintain the same level of year over year growth of Impella disposable sales that we saw during the first quarter of fiscal year 2009.

The BVS product was launched over 15 years ago and revenue from this product has been declining as AB5000, our next-generation product for heart recovery, is designed to provide a longer duration of support than the BVS 5000 and facilitates patient mobility in the hospital. We expect revenue from BVS to continue to decline as our customers transition more toAB5000 disposables and also as our new Impella products are introduced in the U.S. The decrease in revenue from our AB5000 disposables was attributable to a strategic focus on increasing penetration of our Impella 2.5 product. We expect limited growth in our revenues from our AB5000 business for the remainder of fiscal 2009 as we continue to focus on our Impella product.

Cost of Product Revenues

Cost of product revenues, excluding amortization of intangibles, for the three months ended June 30, 2008 increased by $2.1 million, or 60%, to $5.6 million from $3.5 million for the three months ended June 30, 2007. This resulted in gross margin for the three months ended June 30, 2008 of 66% compared to 75% for the three months ended June 30, 2007. The decrease in gross margin was primarily due to the effect of certain Impella, AB5000 and iPulse console placement programs during the quarter to generate future disposable revenue and scrapping of certain inventory. During the quarter ended June 30, 2008, a total of 70 consoles, including 46 consoles related to Impella orders were placed or consigned with customers in connection with disposable orders and in anticipation of future diposable orders. The cost of goods sold during the quarter ended June 30, 2008 associated with these strategic console placements was $1.4 million. Cost of product revenues also increased as a result of higher revenues in the quarter ended June 30, 2008 compared to the same period of the prior year. If we realize the future Impella and AB5000 disposable revenue from these console placement programs that we expect, and if we are successful in achieving our full year fiscal 2009 revenue forecast, we believe we can generate full fiscal year 2009 gross margins of approximately 75%, subject to the level of future console placements, our overall revenue mix and other variables and factors being consistent with our current expectations.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2008 increased by $0.6 million, or 11%, to $6.1 million from $5.5 million for the three months ended June 30, 2007. Research and development expenses for the three months ended June 30, 2008 and 2007 included $1.0 million and $0.3 million, respectively, in clinical trial expenses primarily associated with our Impella 2.5 and 5.0 U.S. trials. Our increase in product development costs reflects our efforts to expand and enhance our product lines across a clinical spectrum of circulatory care, particularly due to increased clinical trial activity on Impella 2.5.

We expect to continue to increase our expenditures on research and development activities throughout fiscal 2009 as additional patients are enrolled in our Impella 2.5 PCI and AMI pivotal clinical trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2008 increased by $1.1 million, or 9%, to $13.5 million from $12.4 million for the three months ended June 30, 2007. The increase is primarily due to increased investments in our international global distribution network, and is also due to increased investments in marketing initiatives to commercialize the Impella and IPulse products.

We expect to continue to increase our expenditures on sales and marketing activities throughout fiscal 2009, with particular investments in clinical personnel with cath lab expertise and also plan to increase our marketing, service and training investments to support the efforts of the sales and clinical teams to drive recovery awareness for acute heart failure patients globally.

Arbitration Decision

As discussed in Note 8, the aggregate arbitrator award for the three months ended June 30, 2007 was $1.2 million, comprised of $0.7 million related to the fair value of the warrants we had not previously expensed and $0.5 million representing reimbursement for legal and arbitration fees and other disbursements. We expensed this $1.2 million during the three months ended June 30, 2007, which is reflected in the accompanying statement of operations under the line item Arbitration Decision.

Amortization of Intangibles

Amortization of intangible assets was $0.4 million for both the three months ended June 30, 2008 and 2007. Amortization expense primarily is related to specifically identified assets from the Impella acquisition.

Investment Income, net

Investment income, net, was $0.2 million for the three months ended June 30, 2008, representing a decrease of $0.7 million from $0.9 million for the three months ended June 30, 2007 due primarily to a lower cash and investments balance. Investment income, net, consists primarily of interest earned on our cash and investments.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Income

Other income was $0.1 million for the three months ended June 30, 2008 representing an increase of $0.1 million mainly due to foreign exchange effects.

Provision for Income Taxes

During the three months ended June 30, 2008 and 2007, we recorded a provision for income taxes of $0.1 million in each period. The income tax provision is primarily due to a deferred tax related to a difference in accounting for our goodwill, which is amortizable over 15 years for tax purposes but not amortized for book purposes. Differences between amounts recorded as a deferred tax liability on the balance sheet versus amounts recorded in the statements of operations are due to an unrealized gain from fluctuations in foreign currency with respect to our European operations. The net deferred tax liability cannot be offset against our deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

Net Loss

During the three months ended June 30, 2008, we incurred a net loss of $9.1 million, or $0.28 per share, compared to a net loss of $8.3 million, or $0.26 per share, for the three months ended June 30, 2007. The increase in the net loss for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was due primarily to an increase of cost of product revenue associated with our console deployment programs, increased selling, general and administrative expenses of $0.9 million related to the expansion of our global distribution and an increase of $0.7 million in research and development expenses for costs of our Impella U.S. pivotal studies Our investment income also decreased by $0.7 million during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to lower cash and investment balances. We expect to continue to incur net losses for the foreseeable future as we plan to invest in expanding our global distribution to drive revenue growth and as we invest in research and development and our Impella pivotal studies to bring Impella and other new products to market.

Liquidity and Capital Resources

At June 30, 2008, our cash, restricted securities and short-term marketable securities totaled $28.4 million, a decrease of $9.9 million compared to $38.3 million in cash and short-term marketable securities at March 31, 2008. Our use of cash during the three months ended June 30, 2008 included a payment of our annual fiscal 2008 bonus to employees of approximately $2.7 million and an increase in inventory of $3.2 million due to the ramp-up of Impella 2.5. We expect that our quarterly use of cash will decrease in the future as our product revenues increase and as we slow our build-up of inventory moving forward. If we meet our current revenue forecast for the full fiscal year 2009, we believe that our revenue from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months. We are also evaluating financing alternatives to potentially supplement our existing cash and investments, which could include potential debt or equity financings in the future.

Restricted securities at June 30, 2008 consists of $22.7 million of marketable securities held in the Columbia Fund. In December 2007, the Columbia Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. As a result, we reclassified the securities in the Columbia Fund from cash equivalents to short-term marketable securities as the Columbia Fund was no longer expected to have a maturity of less than 90 days. We deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 97% of its carrying value at June 30, 2008. The Columbia Fund is being liquidated with distributions to us expected to occur during calendar 2008 and through June 2009. Since December 2007 through June 30, 2008, we have received disbursements of approximately $25.4 million from the Columbia Fund. Short-term marketable securities at June 30, 2008 consist of $4.0 million in four funds that invest in U.S. backed government securities and $0.1 million in interest receivable.

In June 2008, we entered into a $20.0 million revolving line of credit facility with Blue Ridge Investments L.L.C, an affiliate of Bank of America, with a term expiring in June 2009. The credit facility is secured by a first priority security interest in our holdings in the Columbia Fund and we pledged these holdings to Blue Ridge Investments, L.L.C. during the term of the credit facility. Any amounts borrowed under the credit facility will be reduced by any cash distributions made on the Columbia Fund As a result, we have segregated the marketable securities held in the Columbia Fund as restricted securities while the credit facility is in place.

Our operating activities during the three months ended June 30, 2008 used cash of $11.9 million as compared to $12.8 million during the same period in the prior year. Our net loss for the three months ended June 30, 2008 of $9.1 million was the primary cause of our cash use from operations,. In addition, our inventories used cash of $3.2 million during the three months ended June 30, 2008, reflecting our inventory build-up to support anticipated increases in global demand for our products, particularly Impella 2.5. Also contributing to our cash use from operations was a decrease in accounts payable and accrued expenses of $3.5 million. These decreases in cash were partially offset by non-cash adjustments of $1.7 million related to stock-based compensation expense and $1.4 million of depreciation and amortization.

Our investing activities during the three months ended June 30, 2008 provided cash of $9.0 million as compared to cash provided by investing activities of $4.0 million during the same period in the prior year. Cash provided by investment activities for the three months ended June 30, 2008 consisted primarily of $9.6 million of sales and maturities of short-term marketable securities, net of purchases of short-term marketable securities during the quarter. This was offset by $0.6 million related to expenditures for property and equipment primarily on computer software projects and manufacturing equipment.

Our financing activities during the three months ended June 30, 2008 provided cash of $2.4 million as compared to $1.4 million during the same period in the prior year. Cash provided by financing activities for the three months ended June 30, 2008 was comprised of $2.4 million attributable to the exercise of stock options.

Capital expenditures for fiscal 2009 are estimated to be $3.0 to $6.0 million, which relate to our planned manufacturing capacity increases for Impella.

Critical Accounting Policies

We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

New Accounting Pronouncements

SFAS No. 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of Statement 157. We implemented this new pronouncement in the quarter ended June 30, 2008 and adoption did not have a material impact on our financial position or results of operations.

SFAS No. 159 - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We implemented this new pronouncement in the quarter ended June 30, 2008 and adoption did not have a material impact on our financial position or results of operations.

EITF 07-3 - In June 2007, the EITF reached a final consensus on Issue No. 07-3 (“EITF No. 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, effective on a prospective basis for fiscal years beginning after December 15, 2007. This EITF issue did not have an impact on our financial position or results of operations for the quarter ended June 30, 2008.

SFAS No. 141(R) - In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for transactions occurring in fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 141(R) to have a material impact on our financial position or results of operations.

SFAS No. 160 - In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of the consolidation procedures under ARB No. 51 for consistency with the requirements of FASB Statement No. 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. We are evaluating the impact that the adoption of this statement may have on our consolidated financial statements but we do not expect the adoption of SFAS 160 to have a material impact on our financial position or results of operations.

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting about derivative instruments and hedging activities by enhanced disclosures to better understand their effects on a company’s financial position, results of operation and cash flows. This standard is effective for interim and annual financial statements beginning after November 15, 2008. We are evaluating the impact that the adoption of this statement may have on our consolidated financial statements.

Contractual Obligations and Commercial Commitments

Impella Milestone

In May 2005, we acquired all the shares of outstanding capital stock of Impella CardioSystems AG, a company headquartered in Aachen, Germany. The aggregate purchase price (excluding contingent payments in the amount of $5.6 million each made on January 30, 2007 and June 30, 2008 in the form of common stock), was approximately $45.1 million, which consisted of $42.2 million of our common stock, $1.6 million of cash paid to certain former shareholders of Impella and $1.3 million of transaction costs, consisting primarily of fees paid for financial advisory and legal services. The purchase price also provides for an additional contingent payment to Impella’s former shareholders in the event of FDA approval of Impella 5.0 in the amount of $5.6 million. If this additional payment is triggered, at least $1.8 million of this payment must be made in cash.

Danvers Lease

On June 27, 2008, we amended the lease for our facility in Danvers, Massachusetts. The amendment extends the lease from February 28, 2010 to February 28, 2016. The amendment changes the rent under the lease from $64,350 per month to the following schedule:

•	The base rent for July 2008 through October 2008 will be $0 per month;

•	The base rent for November 2008 through June 2010 will be $40,000 per month;

•	The base rent for July 2010 through February 2014 will be $64,350 per month; and

•	The base rent for March 2014 through February 2016 will be $66,000 per month.

In addition, we have certain rights to terminate the lease early, subject to the payment of a specified termination fee based on the timing of the termination, as further outlined in the amendment.

Ireland Lease

On July 25, 2008, we entered into a lease agreement providing for the lease of a 33,000 square foot manufacturing facility in Athlone, Ireland. The lease agreement is for a term of 25 years and one week, commencing on April 18, 2008. The monthly rent due under the lease agreement and payable monthly is 22,455.33€ (Euro) (or $35,000) per month or 269,464€ (Euro) (or $424,000) per year for the first five years of the lease, through April 17, 2013. On April 18, 2013 and each fifth anniversary thereafter, the rental rate will be set to a current market rate, as determined by the procedures set forth in the lease agreement. We have the right to terminate the lease after five years, subject to the payment of a termination fee equal to 18 months rent, and the right to terminate the lease after 10 years, subject to the payment of a termination fee equal to six months of the then current rent.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revolving Line of Credit Facility

On June 27, 2008, we entered into a $20.0 million revolving line of credit facility with Blue Ridge Investments, L.L.C. to serve as a contingent financing facility. The credit facility is secured by a first priority security interest in our holdings in the Columbia Fund, and amounts available under the credit facility will be reduced by cash distributions made on the Columbia Fund. Under the terms of the credit facility, any amounts borrowed bear interest at a per annum rate of LIBOR plus .25%. During the term of the credit facility, we will pay unused commitment fees of .25% on any difference between the total $20.0 million commitment and the amount of credit actually utilized, calculated on an annual basis and to be paid monthly. Assuming no amounts are borrowed during the full one-year term of the credit facility, the maximum unused annual commitment fees owed would be $50,000. The credit facility is available until June 2009 and we can cancel the facility at any time, at which point we would not be obligated to pay future unused commitment fees. As of June 30, 2008, we have made no borrowings under the facility.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Derivative Financial Instruments and Derivative Commodity Instruments

Certain of our outstanding non-derivative financial instruments at June 30, 2008 are subject to interest rate risk, but not subject to foreign currency or commodity price risk. The conversion feature and warrant associated with our note receivable from WorldHeart were determined to be derivative financial instruments. We mark to market these instruments on a quarterly basis, utilizing various assumptions and modeling techniques. We monitor our investment in the note receivable and warrant on a quarterly basis to determine whether any impairment is required. We consider available evidence, including the duration and extent to which the market value has been less than cost, if applicable, to evaluate the extent to which the decline is other-than-temporary. If the decline is considered other-than-temporary, the carrying value of the financial instruments will be written down to estimated realizable value. We recorded an impairment charge during the fourth quarter of fiscal 2008 writing down our $5.0 million investment in WorldHeart. As such the carrying value of the note receivable and warrant is zero at June 30, 2008. As described below, on July 31, 2008, the note was converted into common shares of WorldHeart and the warrant was terminated. We do not participate in any other derivative financial instruments or derivative commodity instruments.

Primary Market Risk Exposures

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists primarily of money market funds, U.S. government backed securities, commercial paper and corporate bonds with maturities of one year or less at June 30, 2008. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in high investment grade securities as well as investment portfolio diversification. Our restricted cash and short-term marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2008, we believe the decline in fair market value of our investment portfolio would be immaterial. Restricted securities at June 30, 2008 consist of $22.7 million in the Columbia Fund. Short-term marketable securities consist of $4.0 million in four funds that invest in U.S. backed government securities and $0.1 million in interest receivable. In December 2007, the Columbia Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. As a result, we reclassified the securities in the Columbia Fund from cash equivalents to short-term marketable securities as the Columbia Fund was no longer expected to have a maturity of less than 90 days. We deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 97% of its carrying value at June 30, 2008. The Columbia Fund is being liquidated with distributions to us expected to occur through June 2009. Since December 2007 through June 30, 2008, we have received disbursements of approximately $25.4 million from the Columbia Fund. While it is our intent to liquidate securities in the Columbia Fund in future periods to reduce our exposure to future deterioration of these securities, we believe that operating results and cash flows could be affected significantly by market value adjustments to the Columbia Fund. There can be no assurance that we will not have to take additional losses on the Columbia Fund.

On June 27, 2008, we entered into a $20.0 million revolving line of credit facility with Blue Ridge Investments, L.L.C. to serve as a contingent financing facility. The credit facility is secured by a first priority security interest in our holdings in the Columbia Fund, and amounts available under the credit facility will be reduced by any cash distributions made on the Columbia Fund. Under the terms of the credit facility, any amounts borrowed bear interest at a per annum rate of LIBOR plus .25%. During the term of the credit facility, we will pay unused commitment fees of .25% on any difference between the total $20.0 million commitment and the amount of credit actually utilized, calculated on an annual basis and to be paid monthly. Assuming no amounts are borrowed during the full one-year term of the credit facility, the maximum unused annual commitment fees owed would be $50,000, or $12,500 per quarter. The credit facility is available until June 2009 and we can cancel the facility at any time, at which point we would not be obligated to pay future unused commitment fees.

On July 31, 2008, WorldHeart completed the transactions contemplated by the recapitalization agreement dated June 20, 2008, as amended on July 31, 2008, among us, WorldHeart, World Heart, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P., Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. As a result of the transaction, we acquired 86,000,000 common shares of WorldHeart, which represented approximately 21.6% of WorldHeart’s issued and outstanding common shares following the transaction. The shares were acquired as a result of our conversion of the full amount of principal and interest owed on the $5.0 million convertible secured note issued in December 2007, our release of the security interest in all of the assets of WorldHeart that secured the note, termination of the warrant we held to purchase 3.4 million common shares of WorldHeart issued in December 2007, and forgiveness of other amounts owed to us by WorldHeart.

Currency Exchange Rates

Our German subsidiary’s functional currency is the Euro. Therefore, our investment in our Germany subsidiary is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income (loss) component of stockholders’ equity. Had a 10% depreciation in foreign currencies occurred relative to the US dollar as of June 30, 2008, the result would have been a reduction of stockholders’ equity of approximately $5.6 million.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, short-term marketable securities, accounts receivable, accounts payable and revolving line of credit facility. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange. This determination of the fair value of our holdings in the Columbia Fund requires significant judgment or estimation. At June 30, 2008, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2008, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the first quarter of our fiscal year ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 4, 2008, St. Jude Medical, Inc. filed a Petition with U.S. Trademark Trial and Appeal Board of the United States Patent and Trademark Office to cancel our registered trademark ABIOCOR. In July 2008, we reached an agreement with St. Jude Medical, Inc. to dismiss this claim.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2008, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report the only material changes to the risk factors described in our Annual Report on Form 10-K are to replace the risk factors titled “Our short term marketable securities are subject to market risks and decreased liquidity,” “We own patents, trademarks, trade secrets, copyrights and other intellectual property and know-how that we believe gives us a competitive advantage. If we cannot protect our intellectual property and develop or otherwise acquire additional intellectual property, competition could force us to lower our prices, which could hurt our profitability,” “Future milestone payments relating to our acquisition of Impella could harm our financial position or result in dilution,” and “Our strategic investment in WorldHeart Corporation, or WorldHeart, is subject to risk and we have recorded impairment charges against it” and to add some additional risk factors, all as listed below:

Our short term marketable securities are subject to market risks and decreased liquidity.

Our short-term marketable securities at June 30, 2008 consist of $22.7 million in the Columbia Fund, $4.0 million in four funds that invest in U.S. backed government securities and $0.1 million in interest receivable. In December 2007, the Columbia Fund ceased accepting redemption requests from investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. As a result, we reclassified the securities in the Columbia Fund from cash equivalents to short-term marketable securities as the Columbia Fund was no longer expected to have a maturity of less than 90 days. We deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 97% of its carrying value. This determination of the fair value of our holdings in the Columbia Fund requires significant judgment or estimation. At June 30, 2008, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity. The Columbia Fund is being liquidated during calendar 2008 and through June 2009. Since December 31, 2007, we have received disbursements of approximately $25.4 million from the Columbia Fund. We expect conditions in the credit markets to remain uncertain for the foreseeable future. While it is our intent to liquidate securities in the Columbia Fund in future periods to reduce our exposure to future deterioration of these securities, we believe that operating results or cash flows could be affected significantly by fair value adjustments to the Columbia Fund. There can be no assurance that we will not have to take additional losses on the Columbia Fund. On June 27, 2008, we entered into a $20 million revolving line of credit facility with Blue Ridge Investments, L.L.C. to serve as a contingent financing facility. The credit facility is secured by a first priority security interest in our holdings in the Columbia Fund, and amounts available under the credit facility will be reduced by any cash distributions made on the Columbia Fund. As a result, we have segregated the marketable securities held in the Columbia Fund as restricted securities while the credit facility is in place.

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

Future milestone payments relating to our acquisition of Impella could harm our financial position or result in dilution

We may be required to make an additional contingent payment of up to $5.6 million under the terms of our acquisition of Impella, based on our future stock price performance and milestones related to FDA approval of Impella’s products. This contingent payment may be made at our option with cash or a combination of cash and stock, with at least $1.8 million of such contingent payment being paid in cash. If we pay any part of the milestone payment in shares of our common stock, our stockholders may experience dilution. Our financial resources will be diminished by the amount of cash we use to make any such payment and, as a result, we may be unable to pursue other activities, such as research and development, the expansion of our sales force or the acquisition of other new products

Our strategic investment in WorldHeart Corporation, is subject to risk

In fiscal 2008, we invested $5.0 million in WorldHeart in the form of a convertible note and warrant. On July 31, 2008, our investment in WorldHeart was converted to 86,000,000 shares of WorldHeart’s common stock, which represented approximately 21.6% of WorldHeart’s outstanding shares. Our investment in WorldHeart is subject to a number of risks and uncertainties. WorldHeart currently is not profitable and has limited financial resources and we may lose some or all of our investment. In addition, applicable securities law restrictions and low trading volumes may result in an inability to liquidate our WorldHeart investment.

If we are not able to attract and retain key management, financial and scientific personnel and advisors, we may not successfully achieve our business objectives

The growth of our business and our success depends in large part on our ability to attract and retain key management, finance and research and development personnel. Our key personnel include our senior officers, many of whom have very specialized scientific, medical or operational knowledge. The loss of the service of any of the key members of our senior management team may significantly delay or prevent our achievement of our business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success. We face intense competition for qualified individuals from numerous medical devices and life sciences companies, universities, governmental entities and other research institutions. We may be unable to attract and retain these individuals, and our failure to do so could be disruptive to our operations, affect our ability to maintain effective internal controls over financial reporting or have other adverse effects on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2008 we issued 343,075 shares of our common stock to the former shareholders of Impella CardioSystems AG. The payment resulted from the achievement of a milestone based on FDA approval of our Impella 2.5 device pursuant to the terms of the purchase agreement for our acquisition of Impella. We issued the shares in reliance on the exemptions from registration available under Regulation S and Rule 506 of Regulation D.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Share Purchase Agreement for the acquisition of Impella Cardio Systems AG, dated April 26, 2005.		8-K	May 16, 2005	2.1

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

10.1	Recapitalization Agreement dated June 20, 2008 by and among World Heart Corporation, World Heart Inc., ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin Marxe.		8-K	June 26, 2008	99.1

10.2	Amendment No. 1 to Recapitalization Agreement dated June 31, 2008 by and among World Heart Corporation, World Heart Inc., ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. , Austin Marxe and New Leaf Ventures II, L.P.		8-K	August 6, 2008	99.1

10.3	First Amendment to Lease Agreement dated June 27, 2008 between Abiomed, Inc. and Leo C. Thibeault, Jr., Trustee of The Thibeault Nominee Trust.		8-K	July 2, 2008	10.1

10.4	Pledge Agreement between ABD Holding Company, Inc. and Blue Ridge		8-K	July 3, 2008	10.1

10.5	Letter Agreement and Promissory Note between ABD Holding Company, Inc. and Blue Ridge Investments, L.L.C.		8-K	July 3, 2008	10.2

10.6	Continuing Guaranty between ABD Holding Company, Inc. and Blue Ridge Investments, L.L.C.		8-K	July 3, 2008	10.3

10.7	Lease Agreement dated as of July 18, 2008 by and among Abiomed, Inc., Abiomed Athlone Limited, and J.J. Rhatigan and Co.		8-K	July 30, 2008	10.1

11.1	Statement regarding computation of Per Share Earnings (see Note 15, Notes to Consolidated Financial Statements).	X

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer.	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

ABIOMED, INC. ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Abiomed, Inc.

Date: August 11, 2008	/s/ Daniel J. Sutherby
Daniel J. Sutherby
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)