Form 10-Q
period 2008-09-30
ABIOMED INC
filed 2008-11-10
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 4, 2008, there were 36,594,652 shares outstanding of the registrant’s Common Stock, $.01 par value.

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

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,916	$2,042
Restricted securities	15,789	—
Short-term marketable securities	47,606	36,257
Accounts receivable, net	14,603	14,071
Inventories	18,758	17,428
Prepaid expenses and other current assets	971	1,705

Total current assets	100,643	71,503
Property and equipment, net	6,866	7,551
Intangible assets, net	5,422	6,921
Goodwill	33,112	31,563
Other assets	485	493

Total assets	$146,528	$118,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,539	$9,024
Accrued expenses	7,748	9,290
Deferred revenue	911	1,162

Total current liabilities	14,198	19,476
Long-term deferred tax liability	4,877	4,740
Other long-term liabilities	—	221

Total liabilities	19,075	24,437

Commitments and contingencies (Note 15)
Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	368	328
Authorized - 100,000,000 shares;
Issued - 36,660,608 shares at September 30, 2008 and 32,779,404 shares at March 31, 2008;
Outstanding - 36,612,652 shares at September 30, 2008 and 32,768,385 shares at March 31, 2008
Additional paid-in-capital	357,089	300,787
Accumulated deficit	(227,838)	(212,394)
Treasury stock at cost - 47,956 shares at September 30, 2008 and 11,019 at March 31, 2008	(774)	(116)
Accumulated other comprehensive (loss) income	(1,392)	4,989

Total stockholders’ equity	127,453	93,594

Total liabilities and stockholders’ equity	$146,528	$118,031

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Product	$19,777	$11,272	$36,047	$25,173
Funded research and development	222	83	309	246

Total Revenue	19,999	11,355	36,356	25,419

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	4,793	2,877	10,420	6,409
Research and development	6,850	5,832	12,994	11,348
Selling, general and administrative	13,898	12,257	27,412	24,699
Arbitration decision	—	(26)	—	1,206
Amortization of intangible assets	411	386	837	766

	25,952	21,326	51,663	44,428

Loss from operations	(5,953)	(9,971)	(15,307)	(19,009)

Other income and expense:
Investment (expense) income, net	(43)	802	201	1,709
Other (expense) income, net	(61)	(68)	80	(67)

	(104)	734	281	1,642

Loss before provision for income taxes	(6,057)	(9,237)	(15,026)	(17,367)
Provision for income taxes	273	145	418	290

Net loss	$(6,330)	$(9,382)	$(15,444)	$(17,657)

Basic and diluted net loss per share	$(0.18)	$(0.29)	$(0.46)	$(0.55)
Weighted average shares outstanding	34,475	32,422	33,393	32,379

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended September 30,
	2008	2007
Operating activities:
Net loss	$(15,444)	$(17,657)
Adjustments required to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,570	2,191
Bad debt expense	247	101
Stock-based compensation	5,114	2,934
Write-down of inventory	1,217	243
Loss on disposal of fixed assets	93	7
Deferred tax provision	337	290
Arbitration decision	—	728
Change in unrealized gain on short-term marketable securities	(183)	—
Changes in assets and liabilities source (use):
Accounts receivable	(1,056)	2,301
Inventories	(4,295)	(6,362)
Prepaid expenses and other current assets	684	131
Accounts payable	(2,640)	111
Accrued expenses	(1,754)	(433)
Deferred revenue	(245)	76

Net cash used for operating activities	(15,355)	(15,339)
Investing activities:
Proceeds from the sale and maturity of short-term marketable securities	26,868	5,479
Purchases of short-term marketable securities	(53,824)	—
Expenditures for intangible assets	—	(15)
Expenditures for property and equipment	(1,410)	(2,323)

Net cash (used for) provided by investing activities	(28,366)	3,141
Financing activities:
Issuance of common stock	41,970	874
Proceeds from the exercise of stock options	3,564	1,044
Payment in lieu of issuance of stock for payroll taxes	(658)	—
Proceeds from the issuance of employee stock purchase plan	117	128

Net cash provided by financing activities	44,993	2,046
Effect of exchange rate changes on cash	(398)	24

Net increase/(decrease) in cash and cash equivalents	874	(10,128)
Cash and cash equivalents at beginning of period	2,042	69,646

Cash and cash equivalents at end of period	$2,916	$59,518

Supplemental disclosures:
Common shares issued for business acquisition	$5,574	$—
Fixed asset additions included in accounts payable	530	424
Reclassification of short-term marketable securities to restricted securities	22,739	—

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

In June 2008, the Company received U.S. Food and Drug Administration (“FDA”) 510(k) clearance of its Impella 2.5 product, triggering an obligation to pay $5.6 million of contingent payments related to the May 2005 acquisition of Impella (Note 7). As permitted by the share purchase agreement, the Company elected to make this milestone payment on June 30, 2008 in shares of its common stock. As a result, during the quarter ended June 30, 2008, the Company issued 343,075 shares of its common stock to the former Impella shareholders and recorded an increase to goodwill of $5.6 million. As a result of achieving this milestone, the Company reassessed the realizability of goodwill and concluded there was no impairment.

Investment in WorldHeart Corporation

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

In May 2008, WorldHeart filed a Form 8-K disclosing that it had limited cash available to continue operations and that if it was unable to secure additional funding, it would be forced to take extraordinary business measures which could include filing for bankruptcy, ceasing operations and liquidating assets. Due to these events, the Company recorded an impairment charge of $5.0 million during fiscal 2008 relating to its note receivable from WorldHeart and its associated derivative instruments (embedded conversion feature and warrant). As discussed in Note 9, WorldHeart completed the transactions contemplated by the recapitalization agreement dated June 20, 2008, as amended on July 31, 2008, among the Company, WorldHeart, and the other parties named therein. As a result of the transaction, the Company received 86 million common shares of WorldHeart, which represents approximately 21.6% of WorldHeart’s issued and outstanding common shares following the transaction. The shares were received as a result of the Company’s conversion of the full amount of principal and interest owed on the $5.0 million convertible note previously issued to the Company by WorldHeart, the Company’s release of the security interest in all of the assets of WorldHeart that secured the note, termination of the warrant the Company held to purchase 3.4 million common shares of WorldHeart, and forgiveness of other amounts owed to the Company by WorldHeart. In October 2008, WorldHeart completed a 30-to-1 reverse stock split, as the result of which the Company now holds 2,866,666 common shares of WorldHeart. The Company is accounting for this investment using the equity method of accounting. The carrying value of this investment is zero at September 30, 2008.

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

Maintenance and service support contract revenues are recognized ratably over the term of the service contracts based upon the elapsed term of the service contract. In limited instances, the Company rents console medical devices on a month-to-month basis or for a longer specified period of time to customers for which revenue is recognized as earned.

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

New Accounting Pronouncements

SFAS No. 157 - In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of Statement 157. The Company adopted this pronouncement in the quarter ended June 30, 2008 and adoption did not have a material impact on its financial position or results of operations.

SFAS No. 159 - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company adopted this pronouncement in the quarter ended June 30, 2008 and adoption did not have a material impact on its financial position or results of operations.

EITF 07-03 - In June 2007, the Emerging Issues Task Force, or EITF, reached a final consensus on Issue No. 07-03 (“EITF No. 07-03”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, effective on a prospective basis for fiscal years beginning after December 15, 2007. This EITF did not have an impact on the Company’s financial position or results of operations for the three and six months ended September 30, 2008.

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

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting about derivative instruments and hedging activities by enhanced disclosures to better understand their effects on a company’s financial position, results of operation and cash flows. This standard is effective for interim and annual financial statements beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its financial position or results of operations.

Note 3. Restricted Securities and Cash

In June 2008, the Company entered into a revolving line of credit facility with Blue Ridge Investments L.L.C., an affiliate of Bank of America (Note 15), with a term expiring in June 2009. The credit facility is secured by a first priority security interest in the Company’s holdings in the Columbia Fund and the Company pledged these holdings to Blue Ridge Investments, L.L.C. during the term of the credit facility. Any amounts borrowed under the credit facility will be reduced by any cash distributions made on the Columbia Fund. As a result, the Company has segregated the marketable securities held in the Columbia Fund as restricted securities while the credit facility is in place. As of September 30, 2008, the Company has $15.8 million in restricted securities.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

Note 4. Fair Value Measurements

Effective April 1, 2008, the Company implemented SFAS No. 157, Fair Value Measurement (“SFAS 157”), for financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of SFAS 157 did not have a material impact on financial results.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three categories:

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
	(in $000’s)
Assets:
Columbia Strategic Cash Portfolio	$—	$—	$15,789	$15,789
U.S. Treasury Securities	47,511	—	—	47,511

	$47,511	$—	$15,789	$63,300

Level 3 financial assets include the Columbia Fund recorded in restricted securities. The Columbia Fund is an investment portfolio sponsored by Bank of America that contains over $1.3 billion in assets at September 30, 2008. Most of the securities in the Columbia Fund have their fair values determined through readily available market data, but there are some securities in the Fund for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Given current market conditions, as these securities are not actively traded, certain significant inputs (e.g. yield curves, spreads, prepayments and volatilities) are unobservable. These securities are valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity. As a result, the Company has categorized these securities in Level 3 of the fair value hierarchy. At September 30, 2008, approximately 73% of the assets in the Columbia Fund were invested in mortgage-backed securities (U.S. subprime and non-subprime residential mortgages, U.S. commercial mortgages and foreign residential mortgages) and asset-backed securities (credit card, auto loan and student loan backed securities). The remaining assets in the Fund are in cash, corporate bonds and other assets. These securities are valued based on recently executed prices.

The table below provides a summary of the changes in fair value, including net transfers, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2008:

Level 3
Columbia Strategic Cash Portfolio
(in $000s)
Balance at March 31, 2008	$28,826
Total realized and unrealized losses included in earnings	(252)
Cash received in settlement	(12,785)

Balance at September 30, 2008	$15,789

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 5. Marketable Securities

The Company has marketable securities at September 30, 2008 and March 31, 2008 that consist of and are classified on the balance sheet as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in $000’s)
At September 30, 2008:
Restricted securities:
Columbia Strategic Cash Portfolio	$16,495	$—	$(706)	$15,789

	$16,495	$—	$(706)	$15,789

Short-term marketable securities:
US Government Securities	$47,511	$—	$—	$47,511
Accrued Interest	95	—	—	95

	$47,606	$—	$—	$47,606

At March 31, 2008:
Short-term marketable securities:
Columbia Strategic Cash Portfolio	$29,715	$—	$(889)	$28,826
US Government Securities	7,323	—	—	7,323
Accrued Interest	108	—	—	108

	$37,146	$—	$(889)	$36,257

The Columbia Fund is comprised of investments in cash, corporate bonds, other assets, mortgage-backed securities and asset-backed securities. On December 6, 2007, the Columbia Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. As a result, the Company reclassified the securities in the Columbia Fund from cash equivalents to short-term marketable securities as the Columbia Fund was no longer expected to have a maturity of less than 90 days. The Company deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 96% of its carrying value at September 30, 2008. The Company recorded realized and unrealized losses of $0.3 million related to the Columbia Fund in the statements of operations for the six months ended September 30, 2008. The Columbia Fund is being liquidated with distributions to the Company occurring and expected to occur during the next twelve months. Since December 6, 2007 and March 31, 2008, and through October 31, 2008, the Company has received disbursements of approximately $34.2 million and $12.8 million, respectively, from the Columbia Fund, with the most recent disbursement occurring on October 30, 2008 at approximately 93% of original value.

Note 6. Inventories

The components of inventories are as follows:

	September 30, 2008	March 31, 2008
	(in $000’s)
Raw materials and supplies	$8,114	$7,419
Work-in-progress	5,544	4,748
Finished goods	5,100	5,261

	$18,758	$17,428

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 6. Inventories (continued)

From time to time, the Company loans finished goods inventory on a short-term basis to customers for demonstration purposes and this inventory is generally amortized over a one to five year life. This cost of “demo” inventory and the net carrying value are reflected in the table below:

	September 30, 2008	March 31, 2008
	(in $000’s)
Cost of inventory used for demo purposes	$4,404	$3,815
Accumulated amortization	(3,741)	(3,148)

	$663	$667

Amortization expense related to demo inventory was $0.2 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively. Amortization expense related to demo inventory was $0.6 million and $0.3 million for the six months ended September 30, 2008 and 2007, respectively.

Note 7. Goodwill and Intangible Assets

The carrying amount of goodwill at September 30, 2008 and March 31, 2008 was $33.1 million and $31.6 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella. In June 2008, the Company received FDA 510(k) clearance of its Impella 2.5 product, triggering an obligation to pay approximately $5.6 million of contingent payments related to the May 2005 acquisition of Impella. During the three months ended June 30, 2008 the Company issued 343,075 shares of its common stock to the former Impella shareholders and recorded an increase to goodwill of $5.6 million. The remaining change in carrying value from March 31, 2008 to September 30, 2008 was due to a change in the foreign currency translation rate during the six months ended September 30, 2008.

The components of intangible assets are as follows:

	September 30, 2008			March 31, 2008
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
	(in $000’s)			(in $000’s)
Patents	$8,010	4,374	$3,636	$8,836	$4,192	$4,644
Trademarks and tradenames	485	269	216	527	259	268
Distribution agreements	689	336	353	774	322	452
Acquired technology	2,378	1,161	1,217	2,669	1,112	1,557

	$11,562	6,140	$5,422	$12,806	$5,885	$6,921

Amortization of intangible assets was $0.4 million for each of the three months ended September 30, 2008 and 2007. Amortization of intangible assets was $0.8 million for each of the six months ended September 30, 2008 and 2007. The Company’s expected amortization expense will be $1.5 million for each of fiscal 2009 through fiscal 2011 and $1.2 million for fiscal 2012.

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

During the three months ended June 30, 2007, the Company expensed $1.2 million for the aggregate arbitrator award, comprised of $0.5 million representing reimbursement for legal and arbitration fees and other disbursements and $0.7 million related to the fair value of the warrants not previously expensed by the Company, which is reflected in the accompanying statements of operations under the line item arbitration decision. During the quarter ended December 31, 2007, the Company repurchased all outstanding warrants held by the claimants for cash consideration of approximately $2.2 million in settlement of any remaining claims held by the selling stockholders related to the Company’s acquisition of the Penn State Heart. In exchange for the cash consideration, the warrants were cancelled and the claimants released the Company from any future obligations or liabilities related to this matter. There will be no other future payments to claimants relating to this arbitration decision

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 9. Investment in WorldHeart

In December 2007, the Company entered into a convertible note purchase agreement with WorldHeart, a developer of implantable mechanical circulatory support systems for chronic heart failure patients. The Company loaned $5.0 million in a convertible secured note to WorldHeart with a term of two years and bearing interest at 8% per annum. No payments were required by WorldHeart until the end of the note’s term. The Company advanced $1.0 million of the loan in December 2007 and the remaining $4.0 million was advanced in January 2008. The note was secured by all of the assets of WorldHeart, including its intellectual property. The principal amount of the note was convertible, at the Company’s option, into shares of WorldHeart common stock at a price of approximately $1.75 per share. In addition to the note, the Company was issued a warrant for the purchase of up to 3.4 million common shares of WorldHeart at $0.01 per share. The warrant was to expire in December 2012. The Company recorded this investment as a note receivable with an embedded conversion feature and a warrant. The conversion feature on the note receivable and warrants were valued on the transaction dates based on the Black-Scholes model. Due to WorldHeart’s liquidity problems, the Company recorded an impairment charge of $5.0 million during fiscal 2008 relating to its note receivable from WorldHeart and associated derivative instruments (the warrant and conversion feature on the note receivable). As a result, the Company wrote down its investment in its note receivable and these derivative instruments to zero at March 31, 2008.

On July 31, 2008, WorldHeart completed the transactions contemplated by the recapitalization agreement dated June 20, 2008, as amended on July 31, 2008, among the Company, WorldHeart, World Heart, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P., Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. As a result of the transaction, the Company received 86 million common shares of WorldHeart, which represents approximately 21.6% of WorldHeart’s issued and outstanding common shares following the transaction. The shares were received as a result of the Company’s conversion of the full amount of principal and interest owed on the $5.0 million convertible secured note issued in December 2007, the Company’s release of the security interest in all of the assets of WorldHeart that secured the note, termination of the warrant the Company held to purchase 3.4 million common shares of WorldHeart issued in December 2007, and forgiveness of other amounts owed to the Company by WorldHeart. In October, 2008, WorldHeart completed a 30-to-1 reverse stock split, as a result of which the Company now holds 2,866,666 common shares of WorldHeart. The Company is accounting for this investment using the equity method of accounting. The carrying value of this investment was zero at September 30, 2008.

Note 10. Accounting for Stock-Based Compensation

In August 2008, the Company’s stockholders approved the Company’s 2008 Stock Incentive Plan (the “Plan”). The Plan authorizes the grant of a variety of equity awards to the Company’s officers, directors, employees, consultants and advisers, including awards of unrestricted and restricted stock, incentive and nonqualified stock options to purchase shares of common stock, performance share awards, and stock appreciation rights. The Plan provides that options may only be granted at the current market value on the date of grant. The maximum number of shares of the Company’s common stock issuable under the Plan is equal to 2,308,688 shares, which included 308,688 shares that remained available for future awards as of August 12, 2008 under the Company’s 1989 Non-Qualified Stock Option Plan for Non-Employee Directors, the 1998 Equity Incentive Plan and 2000 Stock Incentive Plan. This amount may be increased by up to 4,191,312 shares to the extent that any stock options or other equity awards that have been issued under the other plans are forfeited or terminated after August 13, 2008. Each share of stock issued pursuant to a stock option or stock appreciation right counts as one share against the maximum number of shares issuable under the Plan, while each share of stock issued pursuant to any other type of award counts as 1.5 shares against the maximum number of shares issuable under the Plan. At September 30, 2008, a total of 1,421,502 shares were reserved and available for issuance under the Plan.

Total stock-based compensation recognized in the Company’s condensed consolidated statements of operations for the three and six months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(in $000’s)		(in $000’s)
Cost of product revenue	$99	$68	$201	$163
Research and development	736	253	1,127	673
Selling, general and administrative	2,563	940	3,786	2,098

	$3,398	$1,261	$5,114	$2,934

The $3.4 million in stock-based compensation expense for the three months ended September 30, 2008 includes $1.2 million related to stock options and $2.2 million related to restricted stock and the Company’s Employee Stock Purchase Plan (“ESPP”). The $1.3 million in stock-based compensation expense for the three months ended September 30, 2007 includes $1.2 million related to stock options and $0.1 million related to restricted stock and the Company’s ESPP.

The $5.1 million in stock-based compensation expense for the six months ended September 30, 2008 includes $2.5 million related to stock options and $2.6 million related to restricted stock and the Company’s ESPP. The $2.9 million in stock-based compensation expense for the six months ended September 30, 2007 includes $2.8 million related to stock options and $0.1 million related to restricted stock and the Company’s ESPP.

The remaining unrecognized stock-based compensation expense for unvested stock option awards at September 30, 2008 was approximately $10.3 million, net of forfeitures, and the weighted-average time over which this cost will be recognized is 1.8 years. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its net operating loss position, this had no impact on the Company’s consolidated statement of cash flows for the six months ended September 30, 2008.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 10. Accounting for Stock-Based Compensation (continued)

Stock Option Activity

The following table summarizes the stock option activity for the six months ended September 30, 2008:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2008	4,436	$11.49
Granted	662	15.47
Exercised	(451)	8.07
Cancelled	(66)	12.58
Expired	(2)	5.63

Outstanding at September 30, 2008	4,579	$12.36	6.88	$25,672

Exercisable at September 30, 2008	2,705	$11.63	5.72	$17,389

The total intrinsic value of options exercised during the six months ended September 30, 2008 and 2007 was $2.9 million and $0.3 million, respectively. The total fair value of options vested during the six months ended September 30, 2008 and 2007 was $1.2 million and $5.2 million, respectively.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The fair value of options granted during the three and six months ended September 30, 2008 were calculated using the following weighted-average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008

Risk-free interest rate	2.88%	4.48%	3.01%	4.59%
Expected option life (years)	5.21	6.25	5.12	6.25
Expected volatility	48.22%	58.60%	49.28%	56.87%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated based on a combination of the historical volatility of the Company’s stock and adjustments for factors not reflected in historical volatility that are more indicative of future volatility. Through December 31, 2007, the average expected life was estimated using the simplified method for determining the expected term as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. Beginning on January 1, 2008, the Company estimated the expected term based on historical experience.

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

The weighted-average grant-date fair value for options granted during the six months ended September 30, 2008 and 2007 was $6.61 and $7.22 per share, respectively.

Restricted Stock

The following table summarizes restricted stock activity for the six months ended September 30, 2008:

	Six Months Ended September 30, 2008
	Number of Shares	Weighted Average Grant Date Fair Value
	(in 000’s)
Restricted stock awards at March 31, 2008	54	$11.52
Granted	666	15.76
Vested	(130)	11.27

Restricted stock awards at September 30, 2008	590	$16.36

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 10. Accounting for Stock-Based Compensation (continued)

The remaining unrecognized compensation expense for restricted stock awards at September 30, 2008 was approximately $5.0 million and the weighted-average time over which this cost will be recognized is 2.32 years.

In May 2008, 260,001 shares of restricted stock were issued to certain executive officers and certain members of senior management of the Company, of which 130,002 of these shares vest upon achievement of a prescribed performance milestone. In September 2008, the Company met the prescribed performance milestone, and all of these performance-based shares vested. The Company recorded stock compensation expense of $1.5 million and $1.8 million for the three months and six months ended September 30, 2008, respectively, for these performance shares. In connection with the vesting of these shares, these employees paid withholding taxes due with respect to the vesting of these shares by returning 36,937 shares valued at $0.7 million. These shares have been recorded as treasury stock as of September 30, 2008. The remaining 129,999 of the restricted shares award vest ratably over four years from the grant date. The stock compensation expense for the restricted stock awards is recognized on a straight-line basis over the vesting period, based on the probability of achieving the performance milestones.

In August 2008, 406,250 shares of restricted stock were issued to certain executive officers and certain members of senior management of the Company, all of which could vest upon achievement of a prescribed performance milestone. The stock compensation expense for the restricted stock awards is being recognized on a straight-line basis over the vesting period through March 31, 2011 based on the probability of achieving the performance milestones. The cumulative effects of changes in the probability of achieving the milestones will be recorded in the period in which the changes occur.

During the six months ended September 30, 2007, 50,000 shares of restricted stock were issued to certain executive officers of the Company.

Note 11. Capital Stock

In August 2008, the Company issued 2,419,932 shares of its common stock at a price of $17.3788 in a public offering, which resulted in net proceeds to the Company of approximately $42.0 million, after deducting offering expenses.

Note 12. Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carry forwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates. A valuation reserve is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The tax benefit associated with the stock option compensation deductions will be credited to equity when realized. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s net deferred tax assets and liabilities.

As of September 30, 2008, the Company has accumulated a net deferred tax liability in the amount of $4.9 million which is the result of a difference in accounting for the Company’s goodwill which is amortized over 15 years for tax purposes, but not amortized for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period. For the three months ended September 30, 2008 and 2007, the Company recorded a provision for income taxes of $0.2 million and $0.1 million, respectively. For the six months ended September 30, 2008 and 2007, the Company recorded a provision for income taxes of $0.4 million and $0.3 million, respectively.

On April 1, 2007, the Company adopted Financial Interpretation FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. As a result of its adoption of FIN No. 48, the Company recorded the cumulative effect of the change in accounting principle of $0.3 million as a decrease to opening retained earnings and an increase to other long-term liabilities as of April 1, 2007. This adjustment relates to state nexus for failure to file tax returns in various states for the years ended March 31, 2003, 2004, and 2005. The Company initiated a voluntary disclosure plan with many of these states and has filed these tax returns or reached agreements with many of the states to settle the tax liability. The Company has elected to recognize interest and/or penalties related to income tax matters in income tax expense in its consolidated statement of operations. A reconciliation of the beginning and ending balance of unrecognized tax benefits, excluding accrued interest recorded at September 30, 2008 (in thousands) is as follows:

Balance at March 31, 2008	$168
Reductions in tax positions for payments and other adjustments	(168)

Balance at September 30, 2008	$—

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

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Note 13. Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(in $000’s)		(in $000’s)
Net loss	$(6,330)	$(9,382)	$(15,444)	$(17,657)
Foreign currency translation adjustments	(6,248)	1,228	(6,381)	1,465

Comprehensive loss	$(12,578)	$(8,154)	$(21,825)	$(16,192)

Note 14. Net Loss Per Share

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

Excluded from the calculation of diluted weighted-average shares outstanding are 4,579,304 and 4,715,358 stock options outstanding as of September 30, 2008 and 2007, respectively and unvested shares of restricted stock in the amount of 590,249 shares and 52,000 shares as of September 30, 2008 and 2007, respectively. The calculation of weighted-average shares outstanding for the three and six months ended September 30, 2007 also excluded warrants to purchase up to 143,497 shares of common stock.

Note 15. Commitments and Contingencies

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

Danvers Lease

In June 2008, the Company amended the lease for its Danvers, Massachusetts facility. The amendment extends the lease from February 28, 2010 to February 28, 2016. The amendment changes the rent under the lease from $64,350 per month to the following schedule:

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

Ireland Lease

In July 2008, the Company entered into a lease agreement providing for the lease of a 33,000 square foot manufacturing facility in Athlone, Ireland. The lease agreement is for a term of 25 years and one week, commencing on April 18, 2008. The monthly rent due under the lease agreement and payable monthly is 22,455.33€ (Euro) (approximately U.S. $32,000) per month or 269,464€ (Euro) (approximately U.S. $379,000) per year for the first five years of the lease, through April 17, 2013. On April 18, 2013 and each fifth anniversary thereafter, the rental rate will be set to a current market rate, as determined by the procedures set forth in the lease agreement. The Company has the right to terminate the lease after five years, subject to the payment of a termination fee equal to 18 months rent, and the right to terminate the lease after 10 years, subject to the payment of a termination fee equal to six months of the then current rent.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

(In thousands, except share data)

Revolving Line of Credit Facility

In June 2008, the Company entered into a revolving line of credit facility with Blue Ridge Investments, L.L.C., an affiliate of Bank of America. The credit facility is secured by a first priority security interest in the Company’s holdings in the Columbia Fund. The Company is able to borrow up to a maximum of $20 million or 95% of the fair value of the Columbia Fund. As of September 30, 2008, the Company had the availability to borrow $15.0 million under the line of credit. Under the terms of the credit facility, any amounts borrowed bear interest at a per annum rate of LIBOR plus .25%. During the term of the credit facility, the Company will pay unused commitment fees of .25% on any difference between the total amount available to borrow under the facility and the amount of credit actually utilized, calculated on an annual basis and to be paid monthly. Assuming no amounts are borrowed during the full one-year term of the credit facility, the maximum unused annual commitment fees owed would be $50,000. The credit facility is available until June 2009 and the Company can cancel the facility at any time, at which point the Company would not be obligated to pay future unused commitment fees. As of September 30, 2008, the Company had made no borrowings under the facility.

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

Note 16. Segment and Enterprise Wide Disclosures

The Company operates in one business segment— the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 63% and 54% of the Company’s total consolidated assets are located within the U.S. as of September 30, 2008 and March 31, 2008, respectively. Remaining assets are located in Europe, primarily related to our Impella production facility, and include goodwill and intangibles of $38.3 million and $38.2 million at September 30, 2008 and March 31, 2008, respectively, associated with the Impella acquisition from May 2005. Total assets in Europe excluding goodwill and intangibles were $15.6 million and $16.4 million at September 30, 2008 and March 31, 2008, respectively, and amounted to 11% and 7% of total consolidated assets. For the three months ended September 30, 2008 and 2007, international sales accounted for 13% and 14% of total product revenue, respectively. For the six months ended September 30, 2008 and 2007, international sales accounted for 12% and 16% of total product revenue, respectively.

The Company considers its Impella product line as a group of similar products in which revenues should be reported separately under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Impella revenues were $10.5 million and $1.4 million for the three months ended September 30, 2008 and 2007, respectively. Impella revenues were $16.3 million and $3.2 million for the six months ended September 30, 2008 and 2007, respectively.

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

Our strategic focus and the driver of the most recent revenue growth in our business is the market penetration of our Impella 2.5 product, which recently received 510(k) clearance in June 2008. In addition to the 510(k) clearance, we are also conducting clinical trials of our Impella 2.5 for additional indications of use, with the goal of establishing Impella as the standard of care in the cath lab. We are also in clinical trials with our Impella 5.0 device, which is larger and provides more blood flow than the Impella 2.5.

In order for our manufacturing to meet the expected demand for our Impella 2.5 product, we have been increasing our inventory levels and implementing process improvements at our manufacturing facilities in Aachen, Germany, to increase the output that we can produce at the facility. We also recently signed a lease for a facility in Athlone, Ireland, where we plan to establish a high-throughput manufacturing facility for the production of our Impella products in order to meet anticipated sales volumes of Impella 2.5. We expect our Ireland facility to be operational by the end of fiscal year 2010.

Revenues from our other heart recovery products have been relatively flat recently as we have strategically shifted our sales and marketing efforts towards our Impella products. We expect that sales from these other products will have limited or no growth as we dedicate the majority of our focus and resources on our Impella products. We have from time to time engaged in console placement programs related to our iPulse consoles, in order to encourage utilization of our BVS and AB5000 disposables. We have also developed a portable driver for our AB5000 product for which we are currently seeking FDA approval. Once approved, we believe that the added mobility afforded by the portable driver will help our overall AB5000 revenues. Our BVS product was launched over 15 years ago and revenue from this product has been declining as AB5000, our next-generation product for heart recovery, is designed to provide a longer duration of support than the BVS 5000 and facilitates patient mobility in the hospital. We expect revenue from BVS to continue to decline as our customers transition more to AB5000 disposables and also as our new Impella products are introduced in the U.S. We expect limited or no growth in our revenues from our AB5000 business for the remainder of fiscal 2009 as we continue to focus on our Impella products. We do not expect that revenues from sales of our replacement heart product, the AbioCor, will be a material portion of our total revenues for the foreseeable future as our primary strategic focus is centered around heart recovery for acute heart failure patients. We have not recognized any AbioCor revenue during the first six months of fiscal 2009.

We have incurred net losses since our inception, including net losses of $6.3 million and $15.4 million for the three and six months, respectively, ended September 30, 2008. We expect to incur additional net losses in the future as we continue to invest in research and development expenses related to our products, increase our inventory levels, and ramp up our manufacturing facility in Ireland.

Our financial condition has been bolstered by our recent public offering, which yielded us approximately $42.0 million in net proceeds after deducting offering expenses. We expect that our existing cash resources, together with our revenues, will be sufficient to fund our operations for at least the next 12 months.

Impella 2.5, Impella 5.0, and Impella LD

Our Impella 2.5, Impella 5.0, and Impella LD catheters are percutaneous micro heart pumps with integrated motors and sensors for use in interventional cardiology and heart surgery. These devices are designed for use by interventional cardiologists to support pre-shock patients in the cath lab who may not require as much support as patients in the surgery suite or first use in surgery for patients who may require assistance to maintain their circulation. Our Impella catheters are also designed to provide ventricular support for patients requiring hemodynamic stabilization or suffering from reduced cardiac output and can aid in recovering the hearts of patients following a heart attack. These products increase flow to the heart and organs without the need for drugs such as inotropes while reducing the workload of the heart. Our Impella devices have CE mark approval in Europe, are approved in over 40 countries, have already been used to treat numerous patients in Europe and other countries outside the U.S. and have been the subject of over 50 peer-reviewed publications and other clinical presentations and publications.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Impella 2.5, Impella 5.0, and Impella LD continued

These catheters can be quickly inserted via the femoral artery using a guide wire to reach the left ventricle of the heart where they are directly deployed to draw blood out of the ventricle and deliver it into circulation, thereby reducing ventricular work (resting the heart) and providing flow to the rest of the organs. The Impella 2.5 is introduced with normal interventional cardiology procedures, while the Impella 5.0 is implanted via a small incision in the femoral artery in the groin. The Impella 2.5 can pump up to 2.5 liters of blood per minute and the Impella 5.0 can pump up to five liters of blood per minute. The Impella 5.0 has been used to treat patients in need of cardiac support resulting from post-cardiotomy cardiogenic shock, myocarditis, low cardiac output after a heart attack, or post-coronary intervention procedures, or as a bridge to other circulatory support devices, including our iPulse, AB5000 and BVS 5000 systems.

We are pursuing FDA approval for our Impella heart pumps through a pre-market approval, or PMA path, for our Impella 2.5 and 5.0 products. In August 2007, we received approval from the FDA to begin a high-risk percutaneous coronary intervention or PCI, pivotal clinical trial for the Impella 2.5. This approval was based on the submission of the clinical results of the safety pilot clinical trial. The pivotal study will determine the safety and effectiveness of the Impella 2.5 as compared to optimal medical management with an intra-aortic balloon, or IAB, during “high-risk” angioplasty procedures. The study inclusion criteria have been extended to include patients with triple vessel disease with low ejection fraction. The study is approved under category B2 status and the trial sites are eligible for full reimbursement from the Centers for Medicare Medicaid Services, or CMS. The randomized pivotal study, at up to 150 hospitals and 654 patients undergoing high-risk PCI procedure, is comprised of two arms comparing nearly equal number of Impella 2.5 supported patients and IAB supported patients during the procedure. Patients receiving the Impella 2.5 can be supported for up to five days as a left ventricular assist device (VAD). As of September 30, 2008, 187 hospitals are pursuing the study, with 67 hospitals ready for enrollment of patients, 35 with investigational review board, or IRB, approval, but not yet enrolling, and 85 hospitals having submitted to the IRB or submission is pending. We have completed 141 patients, or 22% of the 654 patients required.

In March 2008, we received approval from the FDA to begin a second pivotal study for our Impella 2.5 in the U.S. under an investigative device exemption, or IDE, for hemodynamically unstable patients undergoing a PCI procedure due to acute myocardial infarction, or AMI, commonly referred to as heart attack. The AMI study will determine the safety and effectiveness of the Impella 2.5 as a left ventricular assist device for heart attack patients as compared to optimal medical management with an IAB. The study is approved under category B2 status and the trial sites are eligible for full CMS reimbursement. The randomized study, at up to 150 hospitals, is comprised of two arms; those patients that receive the Impella 2.5 for up to five days and patients that receive IAB therapy. The study will compare 192 Impella 2.5 patients to 192 IAB patients relative to a composite end point comparing safety and efficacy. The proposed primary endpoint will be a composite endpoint of major events assessed at 30 days post-AMI. These major events include but are not limited to: death, acute renal failure, and need for a major cardiovascular operation. The secondary endpoint will be a composite of cardiac function such as ejection fraction, requirement for inotropic support and cardiac power output. As of September 30, 2008, 88 U.S. hospitals are pursuing the study. One hospital is enrolling patients, 9 hospitals have received IRB approval, and 79 have submitted to the IRB or submission is pending.

Our Impella 2.5 device recently received 510(k) clearance from the FDA for partial circulatory support for up to six hours, which allows for immediate commercial launch of our Impella 2.5 in the U.S. There are an estimated 14,000 interventional cardiologists at approximately 1,900 hospitals in the U. S. which represents the primary target market in the U.S. for our Impella 2.5 device.

We are making steady progress with our clinical trials on Impella 2.5 including completing our U.S. safety pilot clinical trial. Factors that affect the length of time to complete the pivotal studies in the U.S. study include the timing of each center receiving IRB approval, the timing of the training we will provide each center, and the rate of patient enrollment. As a result of these factors, at this time we cannot estimate the duration of the two Impella 2.5 pivotal studies discussed above. However, there can be no assurance that our Impella 2.5 clinical trials will be successful or that we will receive FDA approval for the indications that are the subject of the clinical trials.

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

The iPulse console is designed to support our IAB as well as other manufacturers’ IABs, which are used in the cath lab and surgery suite. Because our multi-functional console also supports our AB5000 ventricle and BVS 5000 blood pump, we believe the iPulse will provide our customers additional flexibility in allocating console resources between the surgery suite and the cath lab. In addition, because a significant portion of IABs are used in the surgery suite, we believe adoption of our iPulse console and Portable Driver, as discussed below, will increase utilization of our AB5000 ventricle.

We received 510(k) clearance from the FDA for our IAB in December 2006 and CE Mark approval in January 2007. The iPulse console has received CE mark approval in Europe and was approved by the FDA in December 2007 for commercial sale in the U.S. We expect customer demand to shift over time from our AB5000 console to our iPulse combination console.

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

The AB5000 Circulatory Support System, our next-generation product for heart recovery, is designed to provide a longer duration of support than the BVS 5000 and facilitates patient mobility in the hospital. The AB5000 can provide up to 6.0 liters of pulsatile blood flow per minute to support patients in profound shock and was approved by the FDA in 2003. Our AB5000 is designed to provide enhanced patient mobility within and between medical centers and to provide enhanced features and ease of use for caregivers. We believe the AB5000 system’s high flow rates, ease of implant and historically low incidence of adverse events facilitate heart recovery, for patients with potential for recovery, potentially avoiding the need for heart transplantation and thereby improving patient outcomes. We announced in January 2008 that we received FDA labeling approval of one year bench reliability for our AB5000 ventricle. Our iPulse combination console can run our AB5000 ventricle, our BVS 5000 blood pump, our IAB and other manufacturers’ IABs.

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

Portable Driver

We recently have developed a new Portable Circulatory Support Driver for both in-hospital and out-of-hospital patients. The Portable Driver is designed to support our AB5000 VAD. The combination of our new Portable Driver and FDA-approved AB5000 VAD is designed to provide support of acute heart failure patients. In many cases, profound shock heart patients require biventricular support (both sides of the heart). The AB5000 can assume the pumping function of a patient’s failing heart, allowing the heart to rest, heal and potentially recover. The AB5000 is designed to provide either univentricular or biventricular support. We recently received FDA labeling approval of one year bench reliability for our AB5000 VAD, which is expected to complement the Portable Driver reliability. We received CE mark approval for our Portable Driver in March 2008. In May 2008, we received conditional approval for the Portable Driver for an IDE to conduct a U.S. patient discharge study at 20 hospitals for 30 patients. The Portable Driver is not yet approved by the FDA.

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

We received HDE supplement approval from the FDA for product enhancement of the AbioCor in January 2008. HDE approval signifies that no comparable alternative therapy exists for patients facing imminent death without the technology. HDE approval allows the AbioCor to be made available to a limited patient population, with no more than 4,000 patients receiving the technology in the U.S. each year under HDE approval limits. Because the AbioCor is only available to a limited patient population, we do not expect that demand will meet the 4,000 patient limit under HDE approval. As a result, we have no current plans to seek a broader regulatory approval of the AbioCor. We began selling the AbioCor in the fourth quarter of fiscal 2008 in a controlled roll-out to a limited number of heart centers in the U.S. We have selected the following sites to date as AbioCor centers: The Johns Hopkins Hospital in Baltimore, MD; Robert Wood Johnson University Hospital in New Brunswick, NJ; and St. Vincent’s Hospital in Indianapolis, IN. We are unable to determine how many patient procedures will be performed after the centers are trained. In May 2008, we received a positive National Coverage Determination, or NCD, from CMS to reimburse hospitals for the cost of the AbioCor replacement heart and the cost of implanting the device as part of Coverage with Evidence Development, or CED. Three insurance companies have existing coverage policies for the AbioCor: Cigna, Humana and Healthnet. We do not expect that revenues from sales of the AbioCor will be a material portion of our total revenues for the foreseeable future as our primary strategic focus is centered around heart recovery for acute heart failure patients. The use of AbioCor is limited to normal to larger sized male patients and has a product life expectancy of 18-24 months. We are testing a newer version of the AbioCor, the Abiocor II, that will be smaller and may have a longer product life expectancy than the AbioCor.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues (which includes revenues from products and funded research and development) for the three months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Product	98.9%	99.3%	99.1%	99.0%
Funded research and development	1.1	0.7	0.9	1.0

	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	24.0	25.3	28.7	25.2
Research and development	34.2	51.4	35.7	44.6
Selling, general and administrative	69.5	107.9	75.4	97.2
Arbitration decision	0.0	(0.2)	0.0	4.8
Amortization of intangible assets	2.1	3.4	2.3	3.0

	129.8	187.8	142.1	174.8

Loss from operations	(29.8)	(87.8)	(42.1)	(74.8)

Other income and expense:
Investment (expense) income, net	(0.2)	7.1	0.6	6.7
Other (expense) income, net	(0.3)	(0.6)	0.2	(0.3)

	(0.5)	6.5	0.8	6.4

Loss before provision for income taxes	(30.3)	(81.3)	(41.3)	(68.4)
Provision for income taxes	1.4	1.3	1.1	1.1

Net loss	(31.7)%	(82.6)%	(42.4)%	(69.5)%

Three and six months ended September 30, 2008 compared with the three and six months ended September 30, 2007

Revenues

Our revenues are comprised of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(in $000’s)		(in $000’s)
Impella	$10,507	$1,374	$16,299	$3,151
Other	9,270	9,898	19,748	22,022

Total product revenues	$19,777	$11,272	$36,047	$25,173
Funded research and development	222	83	309	246

Total revenues	$19,999	$11,355	$36,356	$25,419

Impella revenue encompasses our Impella 2.5, Impella 5.0, and Impella LD platforms. Our revenue from other products include AB5000, BVS5000, IAB, iPulse, Portable Driver, Abiocor and cannulae and service agreements.

Product revenues for the three months ended September 30, 2008 increased by $8.5 million, or 75%, to $19.8 million from $11.3 million for the three months ended September 30, 2007. The increase in product revenue was primarily due to an increase in Impella revenue of 670% due to greater demand in the U.S. following 510(k) clearance of the Impella 2.5 in June 2008 and increased enrollment in our Impella 2.5 PCI pivotal trial, offset by a decrease in other revenue attributable to our strategic focus on increasing penetration of our Impella 2.5 product. Most of our Impella revenue was from disposable product sales of Impella 2.5 with very few console sales. Our launch strategy of Impella 2.5 has been focused on increasing demand for disposable products by providing consoles to initial sites at no cost. We expect these console promotions to decrease as the number of hospitals using our Impella 2.5 products increase.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Product revenues for the six months ended September 30, 2008 increased by $10.8 million or 43%, to $36.0 million from $25.2 million for the six months ended September 30, 2007. The increase in product revenue was primarily due to an increase in Impella revenue of 420% due to greater demand in the U.S. following 510(k) clearance in June 2008 and increased enrollment in our Impella 2.5 PCI pivotal trial. This increase was partially offset by a decrease in other revenue attributable to our strategic focus on increasing penetration of our Impella 2.5 product.

We expect that demand for our Impella 2.5 should increase in the future based on the recent 510(k) clearance of the product in June 2008 and as we enroll more patients in our PCI and AMI pivotal studies. As a result, we expect limited or no growth in our other products for the remainder of fiscal 2009 as we continue to focus our sales and marketing efforts in fiscal 2009 on growing our Impella product line.

Cost of Product Revenues

Cost of product revenues, excluding amortization of intangibles, for the three months ended September 30, 2008 increased by $2.0 million, or 69%, to $4.9 million from $2.9 million for the three months ended September 30, 2007. This resulted in gross margin for the three months ended September 30, 2008 of 76% compared to 75% for the three months ended September 30, 2007. The slight increase in gross margin was primarily related to sales of Impella product, which have higher profit margins. Cost of product revenues also increased as a result of higher revenues in the quarter ended September 30, 2008 compared to the same period of the prior year.

Cost of product revenues for the six months ended September 30, 2008 increased by $4.0 million, or 63%, to $10.4 million from $6.4 million for the six months ended September 30, 2007. This resulted in gross margin for the six months ended September 30, 2008 of 71% compared to 75% for the six months ended September 30, 2007. The decrease in gross margin was primarily due to the effect of certain Impella, AB5000 and iPulse console programs implemented to generate future disposable revenue and the scrapping of approximately $1.2 million of inventory for slow moving or obsolete products during the six months ended September 30, 2008. Our launch strategy for Impella 2.5 has been focused on increasing demand for disposable products by providing consoles to certain initial sites at little or no cost. We expect that these initial console promotions to decrease as the number of hospitals using our Impella 2.5 products increase. During the quarter ended June 30, 2008, a total of 70 consoles, including 46 consoles related to Impella orders were transferred to customers in connection with disposable orders and in anticipation of future disposable orders.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2008 increased by $1.1 million, or 19%, to $6.9 million from $5.8 million for the three months ended September 30, 2007. Research and development expenses for the three months ended September 30, 2008 and 2007 included $2.3 million and $0.3 million, respectively, in clinical trial expenses primarily associated with our Impella 2.5 and 5.0 U.S. trials. Our increase in product development costs reflects our efforts to expand and enhance our product lines across a clinical spectrum of circulatory care, particularly due to increased clinical trial activity on Impella 2.5. Research and development expenses for the six months ended September 30, 2008 increased $1.7 million or 15%, to $13.0 million from $11.3 million for the six months ended September 30, 2007, reflecting our increased spending on clinical trials as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2008 increased by $1.6 million, or 13%, to $13.9 million from $12.3 million for the three months ended September 30, 2007. The increase was primarily due to $1.5 million in stock-based compensation associated with the achievement of a performance milestone during the quarter on grants of restricted stock made in May 2008.

Selling, general and administrative expenses for the six months ended September 30, 2008 increased $2.7 million or 11%, to $27.4 million from $24.7 million for the six months ended September 30, 2007. The increase was during the quarter primarily due to an increase of $2.6 million in stock-based compensation associated with the achievement of a performance milestone during the quarter on grants of restricted stock made in May 2008. The additional increase is related to increased investments in our international global distribution network, and was also due to increased investments in marketing initiatives to commercialize the Impella and iPulse products.

We expect to continue to increase our expenditures on sales and marketing activities throughout fiscal 2009, with particular investments in clinical personnel with cath lab expertise and also plan to increase our marketing, service and training investments to support the efforts of the sales and clinical teams to drive recovery awareness for acute heart failure patients globally.

Arbitration Decision

As discussed in Note 8, the aggregate arbitrator award for the three months ended September 30, 2007 was $1.2 million, comprised of the $0.7 million related to the fair value of the warrants we had not previously expensed and the $0.5 million representing reimbursement for legal and arbitration fees and other disbursements from the arbitration decision made in June 2007.

Amortization of Intangibles

Amortization of intangible assets was $0.4 million for both the three months ended September 30, 2008 and 2007, and $0.8 million for both the six months ended September 30, 2008 and 2007. Amortization expense primarily is related to specifically identified assets from the Impella acquisition.

Investment Expense and Income, net

Investment expense, net, was $43,000 for the three months ended September 30, 2008, representing a decrease of $0.9 million from investment income of $0.8 million for the three months ended September 30, 2007. Investment income, net, was $0.2 million for the six months ended September 30, 2008, representing a decrease of $1.5 million from $1.7 million for the six months ended September 30, 2007. The decrease in investment income for the three and six months ended September 30, 2008 was due to realized and unrealized losses incurred on the Columbia Fund (Note 5). Investment income and expense, net, consists primarily of interest earned on our cash and investments and changes in the value of the Columbia Fund.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Income (Expense)

Other expense was $0.1 million for the three months ended September 30, 2008 and 2007, respectively. Other income was $0.1 million for the six months ended September 30, 2008, compared with other expense of $0.1 million for the six months ended September 30, 2007. The increase in other income (expense) is mainly due to foreign exchange effects.

Provision for Income Taxes

We recorded a provision for income taxes of $0.3 million and $0.1 million for the three months ending September 30, 2008 and 2007, respectively. During the six months ended September 30, 2008 and 2007, we recorded a provision for income taxes of $0.4 million and $0.3 million, respectively. The income tax provision is primarily due to a deferred tax related to a difference in accounting for our goodwill, which is amortizable over 15 years for tax purposes but not amortized for book purposes. The net deferred tax liability cannot be offset against our deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

Net Loss

During the three months ended September 30, 2008, we incurred a net loss of $6.3 million, or $0.18 per share, compared to a net loss of $9.4 million, or $0.29 per share, for the three months ended September 30, 2007. The decrease in the net loss for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was due to an increase in our product revenues, primarily from Impella.

During the six months ended September 30, 2008, we incurred a net loss of $15.4 million, or $0.46 per share, compared to a net loss of $17.7 million, or $0.55 per share, for the six months ended September 30, 2007. Included in the net loss for the six months ended September 30, 2007 is $1.2 million relating to the arbitration award as previously discussed in Note 8.

We expect to continue to incur net losses for the foreseeable future as we plan to invest in expanding our global distribution to drive revenue growth and as we invest in research and development and our Impella pivotal studies to bring Impella and other new products to market.

Liquidity and Capital Resources

At September 30, 2008, our cash, restricted securities and short-term marketable securities totaled $66.3 million, an increase of $28.0 million compared to $38.3 million in cash and short-term marketable securities at March 31, 2008. In August 2008, we completed a public offering in which we received net proceeds of $42.0 million. We believe that our revenue from product sales together with existing resources, including the cash from our public offering and the ability to use our revolving facility, will be sufficient to fund our operations for at least the next twelve months.

Restricted securities at September 30, 2008 consist of $15.8 million of marketable securities held in the Columbia Fund. In December 2007, the Columbia Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. As a result, we reclassified the securities in the Columbia Fund from cash equivalents to short-term marketable securities as the Columbia Fund was no longer expected to have a maturity of less than 90 days. We deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 96% of its carrying value at September 30, 2008. The Columbia Fund is being liquidated with distributions to us occurring during calendar 2008 and through September 30, 2009. Since December 6, 2007, we have received disbursements of approximately $34.2 million from the Columbia Fund with the most recent disbursement occurring on October 30, 2008 at approximately 93% of its original value.

The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial and other institutions. Our investments in the Columbia Fund have been frozen since December 2007 and we are subject to redemptions of these investments based on the discretion of the fund (Note 5). When redemptions have occurred, we have realized losses on our original investment and we expect to incur losses on future redemptions. Since December 2007, we have incurred $0.9 million in realized losses on the Columbia Fund through October 31, 2008. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets.

Financial instruments, such as the Columbia Fund for which the fair value is derived primarily from broker quotes or pricing services may fall within Level 1, 2 or 3 of the SFAS 157 fair value hierarchy, depending on the observability of the inputs used to determine fair value. We review with Bank of America the pricing assumptions, inputs and methodologies in determining an instrument’s fair value as a basis for classification within the SFAS 157 fair value hierarchy. If we believe that these estimates of fair value differ significantly from our internal expectations, we review our findings with respect to data sources or assumptions used to determine whether the value is appropriate.

At September 30, 2008, our other short-term marketable securities consist of $47.6 million held in funds that invest solely in U.S. Treasury securities.

In June 2008, we entered into a revolving line of credit facility with Blue Ridge Investments L.L.C, an affiliate of Bank of America, with a term expiring in June 2009. We are able to borrow up to a maximum of $20.0 million or 95% of the fair value of the Columbia Fund. As of September 30, 2008, we had the ability to borrow $15.0 million under the line of credit. The credit facility is secured by a first priority security interest in our holdings in the Columbia Fund and we pledged these holdings to Blue Ridge Investments, L.L.C. during the term of the credit facility. Any amounts borrowed under the credit facility will be reduced by any cash distributions made on the Columbia Fund As a result, we have segregated the marketable securities held in the Columbia Fund as restricted securities while the credit facility is in place. As of September 30, 2008, we have not made any borrowings against this credit facility.

We will continue to closely monitor our liquidity and the overall health of the credit markets. However, we cannot predict with any certainty the impact on us of any further disruption in the credit environment. Our primary liquidity needs are to fund the expansion of our Impella manufacturing capacity, to fund new product development, Ireland expenditures, and general working capital needs. Through September 30, 2008, we have funded our operations principally through the sale of equity securities, including our August 2008 stock offering in which we received proceeds of $42.0 million. We also generate funds from product and funded research and development revenue.

Our operating activities during the six months ended September 30, 2008 used cash of $15.4 million as compared to $15.3 million during the same period in the prior year. Our net loss for the six months ended September 30, 2008 of $15.4 million was the primary cause of our cash use from operations. In addition, our inventories used cash of $4.3 million during the six months ended September 30, 2008, reflecting our inventory build-up to support anticipated increases in global demand for our products, particularly Impella 2.5. Additionally, we scrapped $1.2 million of inventory during the six months ended September 30, 2008 as a result of this inventory build up to support anticipated increases in global demand. These decreases in cash were partially offset by non-cash adjustments of $5.1 million related to stock-based compensation expense and $2.6 million of depreciation and amortization.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources continued

Our investing activities during the six months ended September 30, 2008 used cash of $28.4 million as compared to cash provided by investing activities of $3.1 million during the same period in the prior year. Cash used by investment activities for the six months ended September 30, 2008 consisted primarily of $27.0 million of purchases of short-term marketable securities, net of sales of short-term marketable securities during the quarter. Additionally, we incurred $1.4 million related to cash expenditures for property and equipment primarily on computer software projects and manufacturing equipment.

Our financing activities during the six months ended September 30, 2008 provided cash of $45.0 million as compared to $2.0 million during the same period in the prior year. Cash provided by financing activities for the six months ended September 30, 2008 was comprised of $3.5 million attributable to the exercise of stock options and $42.0 million in net proceeds related to our August 2008 public offering. This was offset by a $0.6 million related to cancellation of common stock, as discussed in Note 10.

Capital expenditures for fiscal 2009 are estimated to be $3.0 to $5.0 million, which relate primarily to our planned manufacturing capacity increases for Impella and our expansion in Ireland.

Critical Accounting Policies

We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

New Accounting Pronouncements

SFAS No. 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of Statement 157. We adopted this pronouncement in the quarter ended June 30, 2008 and adoption did not have a material impact on our financial position or results of operations.

SFAS No. 159 - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We adopted this pronouncement in the quarter ended June 30, 2008 and adoption did not have a material impact on our financial position or results of operations.

EITF 07-3 - In June 2007, the EITF reached a final consensus on Issue No. 07-3 (“EITF No. 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, effective on a prospective basis for fiscal years beginning after December 15, 2007. This EITF did not have an impact on our financial position or results of operations for the three and six months ended September 30, 2008.

SFAS No. 141(R) - In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for transactions occurring in fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS No. 141(R) to have a material impact on our financial position or results of operations.

SFAS No. 160 - In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of the consolidation procedures under ARB No. 51 for consistency with the requirements of FASB Statement No. 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. We do not expect the adoption of SFAS No. 141(R) to have a material impact on our financial position or results of operations.

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting about derivative instruments and hedging activities by enhanced disclosures to better understand their effects on a company’s financial position, results of operation and cash flows. This standard is effective for interim and annual financial statements beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial position or results of operations.

Contractual Obligations and Commercial Commitments

Impella Milestone

In May 2005, we acquired all the shares of outstanding capital stock of Impella CardioSystems AG, a company headquartered in Aachen, Germany. The aggregate purchase price, excluding contingent payments in the amount of $5.6 million made on each of January 30, 2007 and June 30, 2008 in the form of common stock, was approximately $45.1 million, which consisted of $42.2 million of our common stock, $1.6 million of cash paid to certain former shareholders of Impella and $1.3 million of transaction costs, consisting primarily of fees paid for financial advisory and legal services. The purchase price also allowed for additional contingent consideration to Impella’s former shareholders based on additional milestone payments related to FDA approval of Impella 5.0 in the amount of $5.6 million. If this additional payment is triggered, at least $1.8 million of this payment must be made in cash.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Danvers Lease

In June 2008 we amended the lease for our facility in Danvers, Massachusetts. The amendment extends the lease from February 28, 2010 to February 28, 2016. The amendment changes the rent under the lease from $64,350 per month to the following schedule:

•	The base rent for July 2008 through October 2008 is $0 per month;

•	The base rent for November 2008 through June 2010 will be $40,000 per month;

•	The base rent for July 2010 through February 2014 will be $64,350 per month; and

•	The base rent for March 2014 through February 2016 will be $66,000 per month.

In addition, we have certain rights to terminate the lease early, subject to the payment of a specified termination fee based on the timing of the termination, as further outlined in the amendment.

Ireland Lease

In July 2008 we entered into a lease agreement providing for the lease of a 33,000 square foot manufacturing facility in Athlone, Ireland. The lease agreement is for a term of 25 years and one week, commencing on April 18, 2008. The monthly rent due under the lease agreement and payable monthly is 22,455.33€ (Euro) (approximately U.S. $32,000) per month or 269,464€ (Euro) (approximately U.S. $379,000) per year for the first five years of the lease, through April 17, 2013. On April 18, 2013 and each fifth anniversary thereafter, the rental rate will be set to a current market rate, as determined by the procedures set forth in the lease agreement. We have the right to terminate the lease after five years, subject to the payment of a termination fee equal to 18 months rent, and the right to terminate the lease after 10 years, subject to the payment of a termination fee equal to six months of the then current rent.

Revolving Line of Credit Facility

In June 2008, we entered into a revolving line of credit facility with Blue Ridge Investments, L.L.C., an affiliate of Bank of America. The credit facility is secured by a first priority security interest in our holdings in the Columbia Fund. We are able to borrow up to a maximum of $20 million or 95% of the fair value of the Columbia Fund. As of September 30, 2008, we had the availability to borrow $15.0 million under the line of credit. Under the terms of the credit facility, any amounts borrowed bear interest at a per annum rate of LIBOR plus .25%. During the term of the credit facility, we will pay unused commitment fees of .25% on any difference between the total amount available to borrow under the facility and the amount of credit actually utilized, calculated on an annual basis and to be paid monthly. Assuming no amounts are borrowed during the full one-year term of the credit facility, the maximum unused annual commitment fees owed would be $50,000. The credit facility is available until June 2009 and we can cancel the facility at any time, at which point we would not be obligated to pay future unused commitment fees. As of September 30, 2008, we had made no borrowings under the facility.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Derivative Financial Instruments and Derivative Commodity Instruments

Certain of our outstanding non-derivative financial instruments at September 30, 2008 are subject to interest rate risk, but not subject to foreign currency or commodity price risk. The conversion feature and warrant associated with our note receivable from WorldHeart were determined to be derivative financial instruments. We mark to market these instruments on a quarterly basis, utilizing various assumptions and modeling techniques. We monitor our investment in the note receivable and warrant on a quarterly basis to determine whether any impairment is required. We consider available evidence, including the duration and extent to which the market value has been less than cost, if applicable, to evaluate the extent to which the decline is other-than-temporary. If the decline is considered other-than-temporary, the carrying value of the financial instruments will be written down to estimated realizable value. We recorded an impairment charge during the fourth quarter of fiscal 2008 writing down our $5.0 million investment in WorldHeart. As such the carrying value of the note receivable and warrant is zero at September 30, 2008. We do not participate in any other derivative financial instruments or derivative commodity instruments.

Primary Market Risk Exposures

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our restricted cash and short-term marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2008, we believe the decline in fair market value of our investment portfolio would be immaterial. Restricted securities at September 30, 2008 consist of $15.8 million in the Columbia Fund. Short-term marketable securities consist of $47.6 million in five funds that invest in U.S. Treasury securities and related interest. In December 2007, the Columbia Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. As a result, we reclassified the securities in the Columbia Fund from cash equivalents to short-term marketable securities as the Columbia Fund was no longer expected to have a maturity of less than 90 days. We deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 96% of its carrying value at September 30, 2008. The Columbia Fund is being liquidated with distributions to us occurring during calendar 2008 and through the next twelve months. Since December 6, 2007 and through October 31, 2008, we have received disbursements of approximately $34.2 million from the Columbia Fund with the most recent disbursement occurring on October 30, 2008 at approximately 93% of its original value. While it is our intent to liquidate securities in the Columbia Fund in future periods to reduce our exposure to future deterioration of these securities, we believe that operating results and cash flows could be affected significantly by market value adjustments to the Columbia Fund. There can be no assurance that we will not have to take additional losses on the Columbia Fund.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (continued)

In June 2008, we entered into a revolving line of credit facility with Blue Ridge Investments, L.L.C. to serve as a contingent financing facility. We can borrow up to a maximum of $20 million or 95% the fair value of the Columbia Fund. The credit facility is secured by a first priority security interest in our holdings in the Columbia Fund, and amounts available under the credit facility will be reduced by any cash distributions made on the Columbia Fund. Under the terms of the credit facility, any amounts borrowed bear interest at a per annum rate of LIBOR plus 0.25%. During the term of the credit facility, we will pay unused commitment fees of 0.25% on any difference between the total commitment and the amount of credit actually utilized, calculated on an annual basis and to be paid monthly. Assuming no amounts are borrowed during the full one-year term of the credit facility, the maximum unused annual commitment fees owed would be $50,000, or $12,500 per quarter. The credit facility is available until June 2009 and we can cancel the facility at any time, at which point we would not be obligated to pay future unused commitment fees. As of September 30, 2008, we have not made any borrowings against this credit facility.

In July 2008, WorldHeart completed the transactions contemplated by the recapitalization agreement dated June 20, 2008, as amended on July 31, 2008, among us, WorldHeart, World Heart, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P., Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. As a result of the transaction, we received 86 million common shares of WorldHeart, which represents approximately 21.6% of WorldHeart’s issued and outstanding common shares following the transaction. The shares were received as a result of our conversion of the full amount of principal and interest owed on the $5.0 million convertible secured note issued in December 2007, our release of the security interest in all of the assets of WorldHeart that secured the note, termination of the warrant we held to purchase 3.4 million common shares of WorldHeart issued in December 2007, and forgiveness of other amounts owed to us by WorldHeart. In October 2008, WorldHeart completed a 30-to-1 reverse stock split, as a result of which we now hold 2,866,666 common shares of WorldHeart. We are accounting for this investment using the equity method of accounting. The carrying value of this investment was zero at September 30, 2008.

Currency Exchange Rates

Our Germany subsidiary’s functional currency is the Euro. Therefore, our investment in our Germany subsidiary is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income (loss) component of stockholders’ equity. Had a 10% depreciation in foreign currencies occurred relative to the US dollar as of September 30, 2008, the result would have been a reduction of stockholders’ equity of approximately $5.3 million.

Fair Value of Financial Instruments

At September 30, 2008, our financial instruments consist primarily of cash and cash equivalents, short-term marketable securities, accounts receivable, accounts payable and revolving line of credit facility. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange. This determination of the fair value of our holdings in the Columbia Fund requires significant judgment or estimation. As discussed in Note 4, certain of these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2008, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the second quarter of our fiscal year ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION (continued)

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2008, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report the only material changes to the risk factors described in our Annual Report on Form 10-K are to replace the risk factors titled “Our short term marketable securities are subject to market risks and decreased liquidity,” “We own patents, trademarks, trade secrets, copyrights and other intellectual property and know-how that we believe gives us a competitive advantage. If we cannot protect our intellectual property and develop or otherwise acquire additional intellectual property, competition could force us to lower our prices, which could hurt our profitability,” “Future milestone payments relating to our acquisition of Impella could harm our financial position or result in dilution,” “Our strategic investment in WorldHeart Corporation, or WorldHeart, is subject to risk and we have recorded impairment charges against it,” and “We must comply with healthcare “fraud and abuse” laws, and we could face substantial penalties for non-compliance and be excluded from government healthcare programs, which would adversely affect our business, financial condition and results of operations” and to add some additional risk factors, all as listed below:

Our short term marketable securities are subject to market risks and decreased liquidity.

Our short-term marketable securities at September 30, 2008 consist of $15.8 million in the Columbia Fund, $47.6 million in five funds that invest in U.S Treasury securities and related interest. In December 2007, the Columbia Fund ceased accepting redemption requests from investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. As a result, we reclassified the securities in the Columbia Fund from cash equivalents to short-term marketable securities as the Columbia Fund was no longer expected to have a maturity of less than 90 days. We deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 96% of its carrying value. This determination of the fair value of our holdings in the Columbia Fund requires significant judgment or estimation. As discussed in Note 4, certain of these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity. The Columbia Fund is being liquidated during calendar 2008 and through the next twelve months. Since December 6, 2007 and through October 31, 2008, we have received disbursements of approximately $34.2 million from the Columbia Fund with the most recent disbursement occurring on October 30, 2008 at approximately 93% of its original value. We expect conditions in the credit markets to remain uncertain for the foreseeable future. While it is our intent to liquidate securities in the Columbia Fund in future periods to reduce our exposure to future deterioration of these securities, we believe that operating results or cash flows could be affected significantly by fair value adjustments to the Columbia Fund. There can be no assurance that we will not have to take additional losses on the Columbia Fund. In June 2008, we entered into a revolving line of credit facility with Blue Ridge Investments, L.L.C. to serve as a contingent financing facility. We are able to borrow up to a maximum of $20 million or 95% of the fair value of the Columbia Fund. As of September 30, 2008, we had the availability to borrow $15.0 million under the line of credit. The credit facility is secured by a first priority security interest in our holdings in the Columbia Fund, and amounts available under the credit facility will be reduced by any cash distributions made on the Columbia Fund. As a result, we have segregated the marketable securities held in the Columbia Fund as restricted securities while the credit facility is in place.

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

PART II — OTHER INFORMATION (continued)

Item 1A.	Risk Factors continued

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

Future milestone payments relating to our acquisition of Impella could harm our financial position or result in dilution

We may be required to make an additional contingent payment of up to $5.6 million under the terms of our acquisition of Impella, based on our future stock price performance and milestones related to FDA approval of Impella’s products. This contingent payment may be made at our option with cash or a combination of cash and stock, with at least $1.8 million of such contingent payment being paid in cash. If we pay any part of the milestone payment in shares of our common stock, our stockholders may experience dilution. Our financial resources will be diminished by the amount of cash we use to make any such payment and, as a result, we may be unable to pursue other activities, such as research and development, the expansion of our sales force or the acquisition of other new products

Our investment in WorldHeart Corporation is subject to risk.

In fiscal 2008, we invested $5.0 million in WorldHeart in the form of a convertible note and warrant. On July 31, 2008, our investment in WorldHeart was converted to 86,000,000 shares of WorldHeart’s common stock, which represents approximately 21.6% of WorldHeart’s outstanding shares. Following a reverse stock split that WorldHeart completed in October 2008, we now hold 2,866,666 shares of WorldHeart. Our investment in WorldHeart is subject to a number of risks and uncertainties. WorldHeart currently is not profitable and has limited financial resources and we may lose some or all of our investment. In addition, applicable securities law restrictions and low trading volumes may result in an inability to liquidate our WorldHeart investment.

If we are not able to attract and retain key management, financial and scientific personnel and advisors, we may not successfully achieve our business objectives.

The growth of our business and our success depends in large part on our ability to attract and retain key management, finance and research and development personnel. Our key personnel include our senior officers, many of whom have very specialized scientific, medical or operational knowledge. On October 1, 2008, we accepted the resignation of our chief financial officer. Our corporate controller is performing the functions of principal financial officer and principal accounting officer on an interim basis as we search for a permanent replacement. The loss of the service of any of the key members of our senior management team may significantly delay or prevent our achievement of our business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success. We face intense competition for qualified individuals from numerous medical devices and life sciences companies, universities, governmental entities and other research institutions. We may be unable to attract and retain these individuals, and our failure to do so would have an adverse effect on our business.

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

We have various arrangements with customers that may implicate these laws. For example, some physicians who use our products also provide medical advisory and other consulting and personal services. Some of these physician arrangements may not meet Anti-Kickback Statute safe harbor requirements, which may result in increased scrutiny by government authorities having responsibility for enforcing these laws. Additionally, we do not maintain a formal compliance plan concerning interactions with healthcare professionals nor have we formally adopted the recommendations issued by the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG. The OIG may interpret the absence of such formal plan negatively in the case of an enforcement action, which could result in a material adverse effect on our financial condition and results of operations. Further, the absence of a formal compliance plan causes us to be out of compliance with certain state laws — such as in Nevada and California — that require drug and device companies to have formal compliance plans.

PART II — OTHER INFORMATION (continued)

Item 1A.	Risk Factors continued

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

We held our annual meeting of stockholders on August 13, 2008. At the meeting, our stockholders elected Ronald W. Dollens, Desmond H. O’Connell, Jr. and Dorothy E. Puhy to serve as Class I directors for three-year terms. In addition, the terms of office of our other directors, Dr. W. Gerald Austen, Louis E. Lataif, Michael R. Minogue, Dr. Eric A. Rose, Martin P. Sutter and Henri A. Termeer continued after our annual meeting of stockholders. Our stockholders also voted to approve our 2008 Stock Incentive Plan and to ratify the appointment by our audit committee of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2009.

The votes cast to elect our Class I directors were:

Director	Votes For	Votes Withheld
Ronald W. Dollens	25,022,948	666,857

Desmond H. O’Connell, Jr.	25,535,469	154,336

Dorothy E. Puhy	25,538,599	151,206

The votes cast to approve our 2008 Stock Incentive Plan were:

For:	Against:	Abstain:
14,266,963	3,009,174	155,398

The votes cast to ratify the appointment by our audit committee of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2009 were:

For:	Against:	Abstain:
25,572,673	50,969	66,163

Item 5.	Other Information

On November 5, 2008, we agreed to extend the exercise period of the vested stock options held by our former chief financial officer from three months to twelve months from his date of departure.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Share Purchase Agreement for the acquisition of Impella Cardio Systems AG, dated April 26, 2005.		8-K	May 16, 2005	2.1

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

10.1	Amendment No. 1 to Recapitalization Agreement dated June 31, 2008 by and among World Heart Corporation, World Heart Inc., ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P..		8-K	August 6, 2008	99.1

10.2	Lease Agreement dated as of July 18, 2008 and among Abiomed, Inc., Abiomed Athlone Limited, and J.J. Rhatigan and Co.		8-K	July 30, 2008	10.1

10.3	2008 Stock Inventive Plan.		Schedule 14A	July 9, 2008	Appendix A

10.4*	Form of Non-Statutory Stock Option Agreement for Employees and Consultants under 2008 Stock Incentive Plan.		8-K	August 18, 2008	10.1

10.5*	Form of Non-Statutory Stock Option Agreement for Non-Employee Directors under 2008 Stock Incentive Plan.		8-K	August 18. 2008	10.2

10.6*	Form of Restricted Stock Agreement under 2008 Stock Incentive Plan.		8-K	August 18, 2008	10.3

10.7*	Form of Change of Control Agreement.		8-K	August 18, 2008	10.4

10.8	Underwriting Agreement dated August 18, 2008 between Abiomed, Inc. and Morgan Stanley & Co. Incorporated.		8-K	August 20, 2008	1.1

11.1	Statement regarding computation of Per Share Earnings (see Note 14, Notes to Condensed Consolidated Financial Statements)	X

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer.	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

*	Management contract or compensatory plan.

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Abiomed, Inc.

Date: November 10, 2008	/s/ Ian W. McLeod
Ian W. McLeod
Corporate Controller (Interim Principal Accounting Officer and Interim Principal Financial Officer)