Form 10-Q
period 2008-12-31
ABIOMED INC
filed 2009-02-09
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of January 30, 2009, there were 36,686,638 shares outstanding of the registrant’s Common Stock, $.01 par value.

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

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2008	March 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,734	$2,042
Short-term marketable securities	61,046	36,257
Accounts receivable, net	14,170	14,071
Inventories	17,776	17,428
Prepaid expenses and other current assets	666	1,705

Total current assets	96,392	71,503
Property and equipment, net	7,649	7,551
Intangible assets, net	4,982	6,921
Goodwill	32,731	31,563
Other assets	357	493

Total assets	$142,111	$118,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,947	$9,024
Accrued expenses	8,456	9,290
Deferred revenue	1,210	1,162

Total current liabilities	13,613	19,476
Long-term deferred tax liability	1,894	4,740
Other long-term liabilities	260	221

Total liabilities	15,767	24,437

Commitments and contingencies (Note 15)
Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	368	328
Authorized - 100,000,000 shares;
Issued - 36,737,462 shares at December 31, 2008 and 32,779,404 shares at March 31, 2008;
Outstanding - 36,686,508 shares at December 31, 2008 and 32,768,385 shares at March 31, 2008
Additional paid-in-capital	360,120	300,787
Accumulated deficit	(235,537)	(212,394)
Treasury stock at cost - 50,954 shares at December 31, 2008 and 11,019 at March 31, 2008	(827)	(116)
Accumulated other comprehensive income	2,220	4,989

Total stockholders’ equity	126,344	93,594

Total liabilities and stockholders’ equity	$142,111	$118,031

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenue:
Product	$17,081	$15,826	$53,128	$40,999
Funded research and development	190	189	499	435

Total Revenue	17,271	16,015	53,627	41,434

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	4,519	3,773	14,939	10,182
Research and development	5,203	6,883	18,197	18,231
Selling, general and administrative	13,227	13,540	40,639	38,239
Arbitration decision	—	—	—	1,206
Amortization of intangible assets	362	403	1,199	1,169

	23,311	24,599	74,974	69,027

Loss from operations	(6,040)	(8,584)	(21,347)	(27,593)

Other income and expense:
Investment (expense) income, net	(1,709)	611	(1,508)	2,320
Gain on sale of WorldHeart stock	313	—	313	—
Change in fair value of WorldHeart note receivable and warrant	—	589	—	589
Other expense, net	(81)	(750)	(1)	(817)

	(1,477)	450	(1,196)	2,092

Loss before provision for income taxes	(7,517)	(8,134)	(22,543)	(25,501)
Provision for income taxes	182	167	600	457

Net loss	$(7,699)	$(8,301)	$(23,143)	$(25,958)

Basic and diluted net loss per share	$(0.21)	$(0.26)	$(0.67)	$(0.80)
Weighted average shares outstanding	36,051	32,488	34,470	32,415

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended December 31,
	2008	2007
Operating activities:
Net loss	$(23,143)	$(25,958)
Adjustments required to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,691	3,836
Bad debt expense (recoveries)	285	(12)
Stock-based compensation	7,044	4,286
Write-down of inventory	1,362	336
Loss on disposal of fixed assets	94	60
Deferred tax provision	529	457
Arbitration decision	—	728
Change in fair value of WorldHeart note receivable and warrant	—	(589)
Gain on sale of WorldHeart common stock	(313)	—
Change in unrealized loss on short-term marketable securities	1,154	565
Changes in assets and liabilities (use) source:
Accounts receivable	(701)	(569)
Inventories	(3,785)	(8,483)
Prepaid expenses and other current assets	1,112	468
Accounts payable	(4,369)	1,654
Accrued expenses and other long-term liabilities	(898)	1,389
Deferred revenue	55	514

Net cash used for operating activities	(17,883)	(21,318)
Investing activities:
Reclassification of cash equivalents to marketable securities	—	(49,403)
Proceeds from the sale and maturity of short-term marketable securities	32,023	9,859
Purchases of short-term marketable securities	(57,966)	—
WorldHeart note receivable	—	(1,000)
Proceeds from the sale of WorldHeart common stock	313	—
Increase in restricted cash	—	(140)
Expenditures for intangible assets	—	(58)
Expenditures for property and equipment	(2,602)	(2,984)

Net cash used for investing activities	(28,232)	(43,726)
Financing activities:
Issuance of common stock	41,970	874
Proceeds from the exercise of stock options	4,668	1,740
Payment in lieu of issuance of stock for payroll taxes	(711)	—
Proceeds from employee stock purchase plan	117	128
Repurchase of warrants	—	(1,868)

Net cash provided by financing activities	46,044	874
Effect of exchange rate changes on cash	763	100

Net increase (decrease) in cash and cash equivalents	692	(64,070)
Cash and cash equivalents at beginning of period	2,042	69,646

Cash and cash equivalents at end of period	$2,734	$5,576

Supplemental disclosures:
Common shares issued for business acquisition	$5,574	$—
Fixed asset additions included in accounts payable	221	424

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

2. Significant Accounting Policies

Goodwill and Intangible Assets

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company assesses the realizability of goodwill annually, at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. The Company’s ability to realize the value of the goodwill will depend on the future cash flows of the business. If the Company is not able to realize the value of goodwill, the Company may be required to incur material charges relating to the impairment of those assets. The Company completed its annual review of goodwill as of October 31, 2008 and determined that no write-down for impairment was necessary.

In June 2008, the Company received U.S. Food and Drug Administration (“FDA”) 510(k) clearance of its Impella 2.5 product, triggering an obligation to pay $5.6 million of contingent payments related to the May 2005 acquisition of Impella CardioSystems AG (“Impella”) (Note 7). As permitted by the share purchase agreement, the Company elected to make this milestone payment on June 30, 2008 in shares of its common stock. As a result, during the quarter ended June 30, 2008, the Company issued 343,075 shares of its common stock to the former Impella shareholders and recorded an increase to goodwill of $5.6 million. As a result of achieving this milestone, the Company reassessed the realizability of goodwill and concluded there was no impairment.

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

New Accounting Pronouncements

SFAS No. 157 - In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. In February 2008, the FASB issued FASB Staff Position FSP 157-2, Partial Deferral of the Effective Date of Statement 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted this pronouncement in the quarter ended June 30, 2008 and adoption did not have a material impact on its financial position or results of operations.

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

EITF 07-03 - In June 2007, the EITF reached a final consensus on Issue No. 07-03 (“EITF No. 07-03”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, effective on a prospective basis for fiscal years beginning after December 15, 2007. This EITF did not have an impact on the Company’s financial position or results of operations for the three and nine months ended December 31, 2008.

SFAS No. 141(R) - In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for transactions occurring in fiscal years beginning after December 15, 2008. SFAS 141(R) will impact the Company’s accounting for business combinations, if any, completed beginning April 1, 2009.

SFAS No. 160 - In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of the consolidation procedures under ARB No. 51 for consistency with the requirements of FASB Statement No. 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The Company will adopt SFAS No. 160 for applicable transactions closing after March 31, 2009.

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting about derivative instruments and hedging activities by enhanced disclosures to better understand their effects on a company’s financial position, results of operation and cash flows. This standard is effective for interim and annual financial statements beginning after November 15, 2008. The Company adopted this pronouncement in the quarter ending December 31, 2008 and adoption did not have a material impact on its financial position or results of operations.

EITF 08-06 - In November 2008, the EITF reached a final consensus on Issue No. 08-06 (“EITF No. 08-06”), Equity Method Investment Accounting Considerations, effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company will adopt EITF 08-06 effective April 1, 2009 and has not yet determined the impact, if any, on its financial position or results of operations.

Note 3. Line of Credit

In June 2008, the Company entered into a revolving line of credit facility with Blue Ridge Investments L.L.C., an affiliate of Bank of America, with a term expiring in June 2009. The credit facility was secured by a first priority security interest in the Company’s holdings in the Columbia Strategic Cash Portfolio (the “Columbia Fund”) (Note 4). The Company pledged these holdings to Blue Ridge Investments, L.L.C. during the term of the credit facility. Any amounts borrowed under the credit facility would be reduced by any cash distributions made on the Columbia Fund. As a result, the Company classified the marketable securities held in the Columbia Fund as restricted securities while the credit facility was in place. The Company cancelled its line of credit in November 2008 and accordingly reclassified the Columbia Fund from restricted securities to short-term marketable securities as of December 31, 2008.

Note 4. Fair Value Measurements

Effective April 1, 2008, the Company implemented SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), for financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of SFAS No. 157 did not have a material impact on financial results.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three categories:

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
	(in $000’s)
Assets:
Columbia Strategic Cash Portfolio	$—	$—	$9,732	$9,732
U.S. Treasury Securities	51,272	—	—	51,272

	$51,272	$—	$9,732	$61,004

Level 3 financial assets are comprised of the Columbia Fund investment. The Columbia Fund is an investment portfolio sponsored by Bank of America that contained approximately $0.8 billion in assets at December 31, 2008. Most of the securities in the Columbia Fund have their fair values determined through readily available market data, but there are some securities in the Columbia Fund for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Given current market conditions, as these securities are not actively traded, certain significant inputs (e.g. yield curves, spreads, prepayments and volatilities) are unobservable. These securities are valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity. As a result, the Company has categorized these securities in Level 3 of the fair value hierarchy. At December 31, 2008, approximately 95% of the assets in the Columbia Fund were invested in mortgage-backed securities (U.S. subprime and non-subprime residential mortgages, U.S. commercial mortgages and foreign residential mortgages) and asset-backed securities (credit card, auto loan and student loan backed securities). The remaining assets in the Fund are in cash, corporate bonds and other assets, with these securities being valued based on recently executed prices.

The table below provides a summary of the changes in fair value, including net transfers, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended December 31, 2008:

Level 3
Columbia Strategic Cash Portfolio
Balance at March 31, 2008	$28,826
Total realized and unrealized losses included in earnings	(2,154)
Cash received in settlement	(16,940)

Balance at December 31, 2008	$9,732

Note 5. Marketable Securities

The Company has marketable securities at December 31, 2008 and March 31, 2008 that consist of and are classified on the balance sheet as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in $000’s)
At December 31, 2008:
Short-term marketable securities:
Columbia Strategic Cash Portfolio	$11,774	$—	$(2,042)	$9,732
US Treasury Securities	$51,272	$—	$—	$51,272
Accrued Interest	42	—	—	42

	$63,088	$—	$(2,042)	$61,046

At March 31, 2008:
Short-term marketable securities:
Columbia Strategic Cash Portfolio	$29,715	$—	$(889)	$28,826
US Treasury Securities	7,323	—	—	7,323
Accrued Interest	108	—	—	108

	$37,146	$—	$(889)	$36,257

The Columbia Fund is comprised of investments in cash, corporate bonds, other assets, mortgage-backed securities and asset-backed securities. On December 6, 2007, the Columbia Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. As a result, the Company reclassified the securities in the Columbia Fund from cash equivalents to short-term marketable securities as the Columbia Fund was no longer expected to have a maturity of less than 90 days. The Company deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 83% of its carrying value at December 31, 2008 and the Company did not expect to recover the original value of its investment. The Company recorded realized and unrealized losses of $1.9 million and $2.2 million related to the Columbia Fund in the statements of operations for the three and nine months ended December 31, 2008, respectively. The Columbia Fund is being liquidated with distributions to the Company occurring and expected to occur during the next twelve months. Since December 6, 2007 through December 31, 2008, the Company has received disbursements of approximately $36.2 million, or 76% of the original units in the Columbia Fund, with the most recent disbursement occurring on December 30, 2008 at approximately 84% of original value.

Note 6. Inventories

The components of inventories are as follows:

	December 31, 2008	March 31, 2008
	(in $000’s)
Raw materials and supplies	$5,321	$7,419
Work-in-progress	3,043	4,748
Finished goods	9,412	5,261

	$17,776	$17,428

All of the Company’s inventories relate to circulatory care product lines that include the Impella, iPulse, AB5000, BVS 5000, and AbioCor product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead. During the nine months ended December 31, 2008, the Company recorded $1.4 million in write downs of inventory for excess quantities and obsolescence.

From time to time, the Company loans finished goods inventory on a short-term basis to customers for demonstration purposes and this inventory is generally amortized over a one to five year life. This cost of “demo” inventory and the net carrying value are reflected in the table below:

	December 31, 2008	March 31, 2008
	(in $000’s)
Cost of inventory used for demo purposes	$4,553	$3,815
Accumulated amortization	(4,009)	(3,148)

	$544	$667

Amortization expense related to demo inventory was $0.3 million and $0.6 million for the three months ended December 31, 2008 and 2007, respectively. Amortization expense related to demo inventory was $0.9 million for each of the nine months ended December 31, 2008 and 2007.

Note 7. Goodwill and Intangible Assets

The carrying amount of goodwill at December 31, 2008 and March 31, 2008 was $32.7 million and $31.6 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella. In June 2008, the Company received FDA 510(k) clearance of its Impella 2.5 product, triggering an obligation to pay approximately $5.6 million of contingent payments related to the May 2005 acquisition of Impella. During the three months ended June 30, 2008 the Company issued 343,075 shares of its common stock to the former Impella shareholders and recorded an increase to goodwill of $5.6 million. The remaining change in carrying value from March 31, 2008 to December 31, 2008 was due to a change in the foreign currency translation rate during the nine months ended December 31, 2008.

The components of intangible assets are as follows:

	December 31, 2008			March 31, 2008
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
	(in $000’s)			(in $000’s)
Patents	$7,932	4,596	$3,336	$8,836	$4,192	$4,644
Trademarks and tradenames	481	279	202	527	259	268
Distribution agreements	682	357	325	774	322	452
Acquired technology	2,350	1,231	1,119	2,669	1,112	1,557

	$11,445	6,463	$4,982	$12,806	$5,885	$6,921

Amortization of intangible assets was $0.4 million for each of the three months ended December 31, 2008 and 2007. Amortization of intangible assets was $1.2 million for each of the nine months ended December 31, 2008 and 2007. The Company’s expected amortization expense will be $0.4 million for the remainder of fiscal 2009, $1.5 million in each of fiscal 2010 through 2011, $1.4 for fiscal 2012, and $0.1 million for fiscal 2013.

Note 8. Arbitration Decision

Arbitration Decision and Warrant Repurchase

In May 2006, Richard A. Nazarian, as Selling Stockholder Representative, filed a demand for arbitration (subsequently amended) with the American Arbitration Association. The claims arose out of the Company’s purchase of intellectual property rights relating to the Penn State Heart program and the related warrant agreements. In June 2007, the Arbitrator issued his ruling and in his award the Arbitrator found that, during the period between July 2003 and September 2004, the Company terminated all material staffing and funding for development of the Penn State Heart program for a continuous period of three months, other than for reasons outside of the Company’s control, which constituted a “cancellation” under the terms of the warrant agreement. In addition, the Arbitrator issued his ruling that certain holders of the warrants covered by the warrant agreement were entitled to exercise their warrants to purchase 143,496.50 shares of the Company’s common stock for $0.01 per share pursuant to the warrant agreement and that the Company should pay to the claimants $0.5 million representing reimbursement for legal and arbitration fees and other disbursements.

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

In July, 2008, WorldHeart completed the transactions contemplated by the recapitalization agreement dated June 20, 2008, as amended on July 31, 2008, among the Company, WorldHeart, World Heart, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P., Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. As a result of the transaction, the Company received 86 million common shares of WorldHeart, which represented approximately 21.6% of WorldHeart’s issued and outstanding common shares following the transaction. The shares were received as a result of the Company’s conversion of the full amount of principal and interest owed on the $5.0 million convertible secured note issued in December 2007, the Company’s release of the security interest in all of the assets of WorldHeart that secured the note, termination of the warrant the Company held to purchase 3.4 million common shares of WorldHeart issued in December 2007, forgiveness of other amounts owed to the Company by WorldHeart, the amendment of the Company’s rights with respect to distribution of WorldHeart products, and the appointment of a director or observer to WorldHeart’s board of directors. In October, 2008, WorldHeart completed a 30-to-1 reverse stock split, as a result of which the Company held 2,866,666 common shares of WorldHeart. In December 2008, the Company sold 135,000 shares of WorldHeart for net proceeds of $0.3 million, which was, as a result of the Company’s basis having been reduced to zero, recorded as a gain on the sale of WorldHeart common stock during the three months ended December 31, 2008. As of December 31, 2008, the Company held 2,731,666 common shares of WorldHeart, or approximately 20.6% of WorldHeart’s issued and outstanding shares. The Company is accounting for this investment using the equity method of accounting. The carrying value of this investment was zero at December 31, 2008.

Note 10. Accounting for Stock-Based Compensation

In August 2008, the Company’s stockholders approved the Company’s 2008 Stock Incentive Plan (the “Plan”). The Plan authorizes the grant of a variety of equity awards to the Company’s officers, directors, employees, consultants and advisers, including awards of unrestricted and restricted stock, incentive and nonqualified stock options to purchase shares of common stock, performance share awards and stock appreciation rights. The Plan provides that options may only be granted at the current market value on the date of grant. The maximum number of shares of the Company’s common stock issuable under the Plan is equal to 2,308,688 shares, which included 308,688 shares that remained available for future awards as of August 12, 2008 under the Company’s 1989 Non-Qualified Stock Option Plan for Non-Employee Directors, the 1998 Equity Incentive Plan and 2000 Stock Incentive Plan. This amount may be increased by up to 4,191,312 shares to the extent that any stock options or other equity awards that have been issued under the other plans are forfeited or terminated after August 13, 2008. Each share of stock issued pursuant to a stock option or stock appreciation right counts as one share against the maximum number of shares issuable under the Plan, while each share of stock issued pursuant to any other type of award counts as 1.5 shares against the maximum number of shares issuable under the Plan. At December 31, 2008, a total of 1,438,189 shares were reserved and available for issuance under the Plan.

Total stock-based compensation recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended December 31, 2008 and 2007 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(in $000’s)		(in $000’s)
Cost of product revenue	$82	$72	$283	$234
Research and development	363	314	1,490	987
Selling, general and administrative	1,485	966	5,271	3,065

	$1,930	$1,352	$7,044	$4,286

The $1.9 million in stock-based compensation expense for the three months ended December 31, 2008 includes $1.1 million related to stock options and $0.8 million related to restricted stock and the Company’s Employee Stock Purchase Plan (“ESPP”). The $1.4 million in stock-based compensation expense for the three months ended December 31, 2007 includes $1.3 million related to stock options and $0.1 million related to restricted stock and the Company’s ESPP.

The $7.0 million in stock-based compensation expense for the nine months ended December 31, 2008 includes $3.6 million related to stock options and $3.4 million related to restricted stock and the Company’s ESPP. The $4.3 million in stock-based compensation expense for the nine months ended December 31, 2007 includes $4.1 million related to stock options and $0.2 million related to restricted stock and the Company’s ESPP.

The remaining unrecognized stock-based compensation expense for unvested stock option awards at December 31, 2008 was approximately $9.5 million, net of forfeitures, and the weighted-average time over which this cost will be recognized is 1.7 years. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its net operating loss position, this had no impact on the Company’s consolidated statement of cash flows for the nine months ended December 31, 2008 and 2007.

Stock Option Activity

The following table summarizes the stock option activity for the nine months ended December 31, 2008:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2008	4,436	$11.49
Granted	779	15.51
Exercised	(551)	8.62
Cancelled	(150)	11.94
Expired	(2)	5.63

Outstanding at December 31, 2008	4,512	$12.50	6.72	$19,272

Exercisable at December 31, 2008	2,641	$11.64	5.48	$13,722

The total intrinsic value of options exercised during the nine months ended December 31, 2008 and 2007 was $4.3 million and $0.8 million, respectively. The total fair value of options vested during the nine months ended December 31, 2008 and 2007 was $5.7 million and $5.6 million, respectively.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The fair value of options granted during the three and nine months ended December 31, 2008 and 2007 were calculated using the following weighted-average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Risk-free interest rate	1.54%	3.87%	2.91%	4.57%
Expected option life (years)	5.13	6.25	5.10	6.25
Expected volatility	51.1%	62.9%	49.9%	57.1%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated based on a combination of the historical volatility of the Company’s stock and adjustments for factors not reflected in historical volatility that are more indicative of future volatility. Through December 31, 2007, the average expected life was estimated using the simplified method for determining the expected term as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. Beginning on January 1, 2008, the Company estimates the expected term based on historical experience.

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

The weighted-average grant-date fair value for options granted during the nine months ended December 31, 2008 and 2007 was $7.24 and $7.25 per share, respectively.

Restricted Stock

The following table summarizes restricted stock activity for the nine months ended December 31, 2008:

	Nine Months Ended December 31, 2008
	Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Restricted stock awards at March 31, 2008	54	$11.52
Granted	666	16.75
Vested	(140)	13.89
Cancelled	(33)	16.20

Restricted stock awards at December 31, 2008	547	$16.99

The remaining unrecognized compensation expense for restricted stock awards at December 31, 2008 was approximately $5.7 million and the weighted-average time over which this cost will be recognized is 1.9 years.

In May 2008, 260,001 shares of restricted stock were issued to certain executive officers and certain members of senior management of the Company, of which 130,002 of these shares vest upon achievement of a prescribed performance milestone. In September 2008, the Company met the prescribed performance milestone, and all of these performance-based shares vested. The Company recorded stock compensation expense of $1.8 million for the nine months ended December 31, 2008 for these performance shares. In connection with the vesting of these shares, these employees paid withholding taxes due by returning 39,935 shares valued at $0.7 million. These shares have been recorded as treasury stock as of December 31, 2008. The remaining 129,999 of the restricted shares award vest ratably over four years from the grant date. The stock compensation expense for the restricted stock awards is recognized on a straight-line basis over the vesting period, based on the probability of achieving the performance milestones.

In August 2008, 406,250 shares of restricted stock were issued to certain executive officers and certain members of senior management of the Company, all of which could vest upon achievement of certain prescribed performance milestones. The stock compensation expense for the restricted stock awards is being recognized on a straight-line basis over the vesting period through March 31, 2011 based on the probability of achieving the performance milestones. The cumulative effects of changes in the probability of achieving the milestones will be recorded in the period in which the changes occur. During the quarter ended December 31, 2008, 19,000 of these shares were cancelled as a result of the resignation of the Company’s Chief Financial Officer in October 2008.

During the nine months ended December 31, 2007, an aggregate of 60,000 shares of restricted stock were issued to certain executive officers of the Company. These restricted stock awards vest on the third anniversary of the date of grant. During the quarter ended December 31, 2008, 5,000 of these shares were cancelled as a result of the resignation of the Company’s Chief Financial Officer in October 2008.

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

As of December 31, 2008, the Company has accumulated a net deferred tax liability in the amount of $1.9 million which is the result of a difference in accounting for the Company’s goodwill which is amortized over 15 years for tax purposes, but not amortized for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period. The Company recorded a provision for income taxes of $0.2 million in each of the three months ended December 31, 2008 and 2007. For the nine months ended December 31, 2008 and 2007, the Company recorded a provision for income taxes of $0.6 million and $0.5 million, respectively.

On April 1, 2007, the Company adopted Financial Interpretation FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. As a result of its adoption of FIN No. 48, the Company recorded the cumulative effect of the change in accounting principle of $0.3 million as a decrease to opening retained earnings and an increase to other long-term liabilities as of April 1, 2007. This adjustment relates to state nexus for failure to file tax returns in various states for the years ended March 31, 2003, 2004, and 2005. The Company initiated a voluntary disclosure plan with many of these states and has filed these tax returns or reached agreements with many of the states to settle the tax liability. The Company has elected to recognize interest and/or penalties related to income tax matters in income tax expense in its consolidated statement of operations. A reconciliation of the beginning and ending balance of unrecognized tax benefits, excluding accrued interest recorded at December 31, 2008 (in thousands) is as follows:

Balance at March 31, 2008	$168
Reductions in tax positions for payments and other adjustments	(168)

Balance at December 31, 2008	$—

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

Note 13. Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(in $000’s)		(in $000’s)
Net loss	$(7,699)	$(8,301)	$(23,143)	$(25,958)
Foreign currency translation adjustments	3,612	711	(2,769)	2,176

Comprehensive loss	$(4,087)	$(7,590)	$(25,912)	$(23,782)

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

Excluded from the calculation of diluted weighted-average shares outstanding are stock options outstanding in the amount of approximately 4,512,000 and 4,609,000 as of December 31, 2008 and 2007, respectively and unvested shares of restricted stock in the amount of approximately 547,000 shares and 62,000 shares as of December 31, 2008 and 2007, respectively. The calculation of weighted average shares outstanding for the three and nine months ended December 31, 2007 also excluded warrants to purchase up to 143,497 shares of common stock which were outstanding through October 2007.

Note 15. Commitments and Contingencies

Impella Milestone

The Company’s acquisition of Impella provides that Abiomed may be required to make an additional contingent payment to Impella’s former shareholders upon FDA approval of the Impella 5.0 device in the amount of $5.6 million.

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

Danvers Lease

In June 2008, the Company amended the lease for its Danvers, Massachusetts facility. The amendment extends the lease from February 28, 2010 to February 28, 2016. The lease continues to be accounted for as an operating lease. The amendment changed the rent under the lease from $64,350 per month to the following schedule:

•	The base rent for July 2008 through October 2008 was $0 per month;

•	The base rent for November 2008 through June 2010 is $40,000 per month;

•	The base rent for July 2010 through February 2014 will be $64,350 per month; and

•	The base rent for March 2014 through February 2016 will be $66,000 per month.

In addition, the Company has certain rights to terminate the lease early, subject to the payment of a specified termination fee based on the timing of the termination, as further outlined in the amendment.

Ireland Lease

In July 2008, the Company entered into a lease agreement providing for the lease of a 33,000 square foot manufacturing facility in Athlone, Ireland. The lease agreement is for a term of 25 years and one week, commencing on April 18, 2008. The monthly rent due under the lease agreement and payable monthly is 22,455€ (Euro) (approximately U.S. $31,000) per month or 269,464€ (Euro) (approximately U.S. $375,000) per year for the first five years of the lease, through April 17, 2013. On April 18, 2013 and each fifth anniversary thereafter, the rental rate will be set to a current market rate, as determined by the procedures set forth in the lease agreement. The Company has the right to terminate the lease after five years, subject to the payment of a termination fee equal to 18 months rent, and the right to terminate the lease after 10 years, subject to the payment of a termination fee equal to six months of the then current rent.

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

Note 16. Segment and Enterprise Wide Disclosures

The Company operates in one business segment— the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 64% and 54% of the Company’s total consolidated assets are located within the U.S. as of December 31, 2008 and March 31, 2008, respectively. Remaining assets are located in Europe, primarily related to our Impella production facility, and include goodwill and intangibles of $37.5 million and $38.2 million at December 31, 2008 and March 31, 2008, respectively, associated with the Impella acquisition from May 2005. Total assets in Europe excluding goodwill and intangibles were $13.3 million and $16.4 million at December 31, 2008 and March 31, 2008, respectively, and amounted to 9% and 14% of total consolidated assets. For the three months ended December 31, 2008 and 2007, international sales accounted for 11% and 17% of total product revenue, respectively. For the nine months ended December 31, 2008 and 2007, international sales accounted for 11% and 16% of total product revenue, respectively.

The Company considers its Impella product line as a group of similar products in which revenues should be reported separately under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Impella revenues were $8.9 million and $4.1 million for the three months ended December 31, 2008 and 2007, respectively. Impella revenues were $25.1 million and $7.3 million for the nine months ended December 31, 2008 and 2007, respectively.

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

Our strategic focus and the driver of the most recent revenue growth in our business is the market penetration of our Impella 2.5 product, which received 510(k) clearance in June 2008. In addition to the 510(k) clearance, we are also conducting clinical trials of our Impella 2.5 for additional indications of use, with the goal of establishing Impella as the standard of care in the cath lab. We are also in clinical trials with our Impella 5.0 device, which is larger and provides more blood flow than the Impella 2.5.

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

Revenues from our other heart recovery products have been relatively flat recently as we have strategically shifted our sales and marketing efforts towards our Impella products. We expect that sales from these other products will have limited or no growth as we dedicate the majority of our focus and resources on our Impella products. We have from time to time engaged in console placement programs related to our iPulse consoles, in order to encourage utilization of our BVS and AB5000 disposables. We have also developed a portable driver for our AB5000 product for which we are currently seeking FDA approval. Once approved, we believe that the added mobility afforded by the portable driver will help our overall AB5000 revenues. Our BVS product was launched over 15 years ago and revenue from this product has been declining as AB5000, our next-generation product for heart recovery, is designed to provide a longer duration of support than the BVS 5000 and facilitates patient mobility in the hospital. We expect revenue from BVS to continue to decline as our customers transition more to AB5000 disposables and also as our new Impella products are introduced in the U.S. We expect limited or no growth in our revenues from our AB5000 business for the remainder of fiscal 2009 as we continue to focus on our Impella products. We do not expect that revenues from sales of our replacement heart product, the AbioCor, will be a material portion of our total revenues for the foreseeable future as our primary strategic focus is centered around heart recovery for acute heart failure patients. We have not recognized any AbioCor revenue during the first nine months of fiscal 2009.

We have incurred net losses since our inception, including net losses of $7.7 million and $23.1 million for the three and nine months ended December 31, 2008, respectively. We expect to incur additional net losses in the future as we continue to invest in research and development expenses related to our products, increase our inventory levels, and ramp up our manufacturing facility in Ireland.

Our financial condition has been bolstered by our recent public offering in August 2008, which yielded us approximately $42.0 million in net proceeds after deducting offering expenses. We expect that our existing cash resources, together with our revenues, will be sufficient to fund our operations for at least the next 12 months.

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

We are pursuing FDA approval for our Impella heart pumps through a pre-market approval, or PMA path, for our Impella 2.5 and 5.0 products. In August 2007, we received approval from the FDA to begin a high-risk percutaneous coronary intervention or PCI, pivotal clinical trial for the Impella 2.5. This approval was based on the submission of the clinical results of the safety pilot clinical trial. The pivotal study will determine the safety and effectiveness of the Impella 2.5 as compared to optimal medical management with an intra-aortic balloon, or IAB, during “high-risk” angioplasty procedures. The study inclusion criteria have been extended to include patients with triple vessel disease with low ejection fraction. The study is approved under category B2 status and the trial sites are eligible for full reimbursement from the Centers for Medicare Medicaid Services, or CMS. The randomized pivotal study, at up to 150 hospitals and 654 patients undergoing high-risk PCI procedure, is comprised of two arms comparing nearly equal number of Impella 2.5 supported patients and IAB supported patients during the procedure. Patients receiving the Impella 2.5 can be supported for up to five days as a left ventricular assist device, or VAD. As of December 31, 2008, 85 hospitals are enrolling patients in the study and 18 hospitals have submitted to the IRB or submission is pending. We have completed 180 patients, or 28% of the 654 patients required.

In March 2008, we received approval from the FDA to begin a second pivotal study for our Impella 2.5 in the U.S. under an investigative device exemption, or IDE, for hemodynamically unstable patients undergoing a PCI procedure due to acute myocardial infarction, or AMI, commonly referred to as heart attack. The AMI study will determine the safety and effectiveness of the Impella 2.5 as a left ventricular assist device for heart attack patients as compared to optimal medical management with an IAB. The study is approved under category B2 status and the trial sites are eligible for full CMS reimbursement. The randomized study, at up to 150 hospitals, is comprised of two arms; those patients that receive the Impella 2.5 for up to five days and patients that receive IAB therapy. The study will compare 192 Impella 2.5 patients to 192 IAB patients relative to a composite end point comparing safety and efficacy. The proposed primary endpoint will be a composite endpoint of major events assessed at 30 days post-AMI. These major events include but are not limited to: death, acute renal failure, and need for a major cardiovascular operation. The secondary endpoint will be a composite of cardiac function such as ejection fraction, requirement for inotropic support and cardiac power output. As of December 31, 2008, one hospital has enrolled patients, 10 hospitals have received IRB approval, and 24 have submitted to the IRB or submission is pending.

Our Impella 2.5 device received 510(k) clearance in June 2008 from the FDA for partial circulatory support for up to six hours, which allows for immediate commercial launch of our Impella 2.5 in the U.S. There are an estimated 14,000 interventional cardiologists at approximately 1,900 hospitals in the U.S. which represents the primary target market in the U.S. for our Impella 2.5 device.

We are still progressing with our clinical trials on Impella 2.5 including completing our U.S. safety pilot clinical trial. Factors that affect the length of time to complete the pivotal studies in the U.S. study include the timing of each center receiving IRB approval, the timing of the training we will provide each center, and the rate of patient enrollment. As a result of these factors, at this time we cannot estimate the duration of the two Impella 2.5 pivotal studies discussed above. However, there can be no assurance that our Impella 2.5 clinical trials will be successful or that we will receive FDA approval for the indications that are the subject of the clinical trials.

The Impella 5.0 is in a pilot clinical study that is enrolling up to 20 patients at 15 U.S. sites. The study includes postcardiotomy patients who have been weaned from heart-lung machines and whose hearts require added support to maintain good blood flow. The study is enrolling those patients that would typically need more flow and hemodynamic support than provided by an IAB.

IAB and iPulse

Our intra aortic balloon, or IAB, is easy to insert and is designed to enhance blood flow to the heart and other organs for patients with diminished heart function. To support the IAB, we developed our iPulse combination console. The iPulse console is also designed to support our AB5000 ventricle and BVS 5000 blood pump, other manufacturers’ IABs and products we may offer in the future. We believe the ability of the iPulse console to support multiple devices will make it more attractive than consoles designed to operate a single device. The new iPulse console will support procedures with associated Medicare reimbursement that extends across four diagnostic related groups, which further enhances its attractiveness to customers.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues (which includes revenues from products and funded research and development) for the three and nine months ended December 31, 2008 and 2007, respectively:

	Three Months Ended December 31,		Nine Months Ended December 30,
	2008	2007	2008	2007
Revenues:
Product	98.9%	98.8%	99.1%	99.0%
Funded research and development	1.1	1.2	0.9	1.0

	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	26.2	23.6	27.9	24.6
Research and development	30.1	43.0	33.9	44.0
Selling, general and administrative	76.6	84.5	75.8	92.3
Arbitration decision	—	—	—	2.9
Amortization of intangible assets	2.0	2.5	2.2	2.8

	134.9	153.6	139.8	166.6

Loss from operations	(34.9)	(53.6)	(39.8)	(66.6)
Other income and expense:
Investment (expense) income, net	(9.9)	3.8	(2.8)	5.6
Gain on sale of WorldHeart stock	1.8	—	0.6	—
Change in fair value of WorldHeart note receivable and warrant	—	3.7	—	1.4
Other expense, net	(0.4)	(4.7)	—	(2.0)

	(8.5)	2.8	(2.2)	5.0

Loss before provision for income taxes	(43.4)	(50.8)	(42.0)	(61.6)
Provision for income taxes	1.0	1.0	1.1	1.1

Net loss	(42.4)%	(51.8)%	(43.1)%	(62.6)%

Three and nine months ended December 31, 2008 compared with the three and nine months ended December 31, 2007

Revenues

Our revenues are comprised of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(in $000’s)		(in $000’s)
Impella	$8,852	$4,173	$25,151	$7,325
Other	8,229	11,653	27,977	33,674

Total product revenues	$17,081	$15,826	$53,128	$40,999
Funded research and development	190	189	499	435

Total revenues	$17,271	$16,015	$53,627	$41,434

Impella revenue encompasses our Impella 2.5, Impella 5.0, and Impella LD platforms. Our revenue from other products include AB5000, BVS5000, IAB, iPulse, Portable Driver, Abiocor and cannulae and service agreements.

Product revenues for the three months ended December 31, 2008 increased by $1.3 million, or 8%, to $17.1 million from $15.8 million for the three months ended December 31, 2007. The increase in product revenue was primarily due to an increase in Impella revenue of 112% due to greater demand in the U.S. following 510(k) clearance of the Impella 2.5 in June 2008, offset by a decrease in other revenue attributable to our strategic focus on increasing penetration of our Impella 2.5 product. Most of our Impella revenue was from disposable product sales of Impella 2.5 with very few console sales. Our launch strategy of Impella 2.5 has been focused on increasing demand for disposable products by providing consoles to initial sites at no cost. We expect these console promotions to decrease as the number of hospitals using our Impella 2.5 products increase.

Product revenues for the nine months ended December 31, 2008 increased by $12.1 million or 30%, to $53.1 million from $41.0 million for the nine months ended December 31, 2007. The increase in product revenue was primarily due to an increase in Impella revenue of 243% due to greater demand in the U.S. following 510(k) clearance in June 2008 and increased enrollment in our Impella 2.5 PCI pivotal trial. This increase was partially offset by a decrease in other revenue attributable to our strategic focus on increasing penetration of our Impella 2.5 product.

We expect that demand for our Impella 2.5 should increase and will comprise a higher percentage of total sales in the future based on the recent 510(k) clearance of the product in June 2008 and as we enroll more patients in our PCI and AMI pivotal studies. As a result, we expect that our future revenue growth for the remainder of fiscal 2009 and fiscal 2010 will come from our Impella product line, with limited or no growth for most of our other products.

Cost of Product Revenues

Cost of product revenues, excluding amortization of intangibles, for the three months ended December 31, 2008 increased by $0.7 million, or 18%, to $4.5 million from $3.8 million for the three months ended December 31, 2007. This resulted in gross margin for the three months ended December 31, 2008 of 74% compared to 76% for the three months ended December 31, 2007. The slight decrease in gross margin was due to certain console programs, primarily related to Impella, implemented to generate disposable revenue and charges for slow moving inventory related to our non-Impella products. We expect activity related to these console programs to decrease over time as we sell more disposables to existing customers. Additionally, we recorded an inventory reserve of approximately $0.3 million related to the Abiocor product line, resulting in approximately 1% of reduced margin rate. Cost of product revenues also increased as a result of higher revenues in the quarter ended December 31, 2008 compared to the same period of the prior year.

Cost of product revenues for the nine months ended December 31, 2008 increased by $4.8 million, or 47%, to $15.0 million from $10.2 million for the nine months ended December 31, 2007. This resulted in gross margin for the nine months ended December 31, 2008 of 72% compared to 75% for the nine months ended December 31, 2007. The decrease in gross margin was primarily due to the effect of certain Impella, AB5000 and iPulse console programs implemented to generate future disposable revenue and the scrapping of approximately $1.4 million of inventory for slow moving or obsolete products during the six months ended September 30, 2008. Our launch strategy for Impella 2.5 has been focused on increasing demand for disposable products by providing consoles to certain initial sites at little or no cost. We expect that these initial console promotions to decrease as the number of hospitals using our Impella 2.5 products increase and existing customers order additional disposable products.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2008 decreased by $1.7 million, or 25%, to $5.2 million from $6.9 million for the three months ended December 31, 2007. Research and development expenses for the three months ended December 31, 2008 and 2007 included $1.3 million and $1.1 million, respectively, in clinical trial expenses primarily associated with our Impella 2.5 and 5.0 U.S. trials. This spending on clinical trials for Impella was offset by higher material costs for Abiocor and Portable Driver research and development in the prior year.

Research and development expenses for the nine months ended December 31, 2008 remained unchanged from $18.2 million for the nine months ended December 31, 2007. Our expenditures on research and development reflect our efforts to expand and enhance our product lines across a clinical spectrum of circulatory care, particularly due to increased clinical trial activity on Impella 2.5.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2008 decreased by $0.3 million, or 2%, to $13.2 million from $13.5 million for the three months ended December 31, 2007. The decrease was due to a reduction in expenditures on selling activities in Europe, primarily in France.

Selling, general and administrative expenses for the nine months ended December 31, 2008 increased $2.4 million or 6%, to $40.6 million from $38.2 million for the nine months ended December 31, 2007. The increase was primarily due to an increase of $2.4 million in stock-based compensation primarily associated with grants of restricted stock made in May 2008 and August 2008. We have also increased investments in our international global distribution network, and increased investments in marketing initiatives to commercialize our Impella and other products.

We expect to continue to increase our expenditures on sales and marketing activities throughout fiscal 2009, with particular investments in clinical personnel with cath lab expertise and also plan to increase our marketing, service and training investments to support the efforts of the sales and clinical teams to drive recovery awareness for acute heart failure patients globally.

Arbitration Decision

As discussed in Note 8, the aggregate arbitrator award for the nine months ended December 31, 2007 was $1.2 million, comprised of the $0.7 million related to the fair value of the warrants we had not previously expensed and the $0.5 million representing reimbursement for legal and arbitration fees and other disbursements from the arbitration decision made in June 2007.

Amortization of Intangibles

Amortization of intangible assets was $0.4 million for both the three months ended December 31, 2008 and 2007, and $1.2 million for both the nine months ended December 31, 2008 and 2007. Amortization expense primarily is related to specifically identified assets from the Impella acquisition.

Investment Expense and Income, net

Investment expense, net, was $1.7 million for the three months ended December 31, 2008, representing a decrease of $2.3 million from investment income of $0.6 million for the three months ended December 31, 2007. Investment expense, net, was $1.5 million for the nine months ended December 31, 2008, representing a decrease of $3.8 million from $2.3 million for the nine months ended December 31, 2007. The decrease in investment income for the three and nine months ended December 31, 2008 was due to realized and unrealized losses incurred on the Columbia Fund (Note 5) and a decrease in interest rates on short-term marketable securities. Investment income and expense, net, consists primarily of interest earned on our cash and investments and changes in the value of the Columbia Fund.

Other

In December 2007, we entered into an agreement in which we made an investment in WorldHeart, a developer of an implantable mechanical circulatory support system for chronic heart failure patients (Note 9). We marked to market the fair value of the conversion feature on the note receivable and warrant associated with this investment resulting in a gain in fair value of WorldHeart note receivable and warrant of $0.6 million for the three and nine months ended December 31, 2007. In July 2008, the note receivable and warrant were converted into common stock of WorldHeart. In December 2008, we sold 135,000 shares of WorldHeart common stock, which, as a result of the Company’s basis having been reduced to zero, resulted in a gain of $0.3 million that was recorded during the three months and nine months ended December 31, 2008. The changes in other expense are mainly due to foreign exchange effects. Also included in the three and nine month period ended December 31, 2007 is $0.6M of expense related to changes in value of the Columbia Fund.

Provision for Income Taxes

We recorded a provision for income taxes of $0.2 million for each of the three months ending December 31, 2008 and 2007. During the nine months ended December 31, 2008 and 2007, we recorded a provision for income taxes of $0.6 million and $0.5 million, respectively. The income tax provision is primarily due to deferred tax related to a difference in accounting for our goodwill, which is amortizable over 15 years for tax purposes but not amortized for book purposes. The net deferred tax liability cannot be offset against our deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

Net Loss

During the three months ended December 31, 2008, we incurred a net loss of $7.7 million, or $0.21 per share, compared to a net loss of $8.3 million, or $0.26 per share, for the three months ended December 31, 2007. The decrease in the net loss for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 was due to an increase in our Impella revenues and a reduction in research and development expenses.

During the nine months ended December 31, 2008, we incurred a net loss of $23.1 million, or $0.67 per share, compared to a net loss of $26.0 million, or $0.80 per share, for the nine months ended December 31, 2007. The decrease in net loss for the nine months ended December 31, 2008 was related to an increase in product revenues, primarily Impella. Included in the net loss for the nine months ended December 31, 2007 is $1.2 million relating to the arbitration award as previously discussed in Note 8.

We expect to continue to incur net losses for the foreseeable future as we plan to invest in expanding our global distribution to drive revenue growth, invest in research and development in efforts to bring new products to market, continue our Impella pivotal studies, and expand our operations in Ireland.

Liquidity and Capital Resources

At December 31, 2008, our cash, cash equivalents, and short-term marketable securities totaled $63.8 million, an increase of $25.5 million compared to $38.3 million at March 31, 2008. In August 2008, we completed a public offering in which we received net proceeds of $42.0 million. We believe that our revenue from product sales together with existing resources, including the cash received from our public offering, will be sufficient to fund our operations for at least the next twelve months.

Marketable securities at December 31, 2008 include $9.7 million of marketable securities held in the Columbia Fund. At December 31, 2008, our other short-term marketable securities consist of $51.3 million held in funds that invest solely in U.S. Treasury securities. In December 2007, the Columbia Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. As a result, we reclassified the securities in the Columbia Fund from cash equivalents to short-term marketable securities as the Columbia Fund was no longer expected to have a maturity of less than 90 days. We deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 83% of its carrying value at December 31, 2008. The Columbia Fund is being liquidated with distributions to us occurring during calendar 2008 and through December 31, 2009. Since December 6, 2007, we have received disbursements of approximately $36.2 million from the Columbia Fund with the most recent disbursement occurring on December 30, 2008 at approximately 84% of its original value.

The recent and unprecedented disruption in the credit markets has had a significant adverse impact on a number of financial and other institutions. Our investments in the Columbia Fund have been frozen since December 2007 and we are subject to redemptions of these investments based on the discretion of the fund (Note 5). When redemptions have occurred, we have realized losses on our original investment and we expect to incur losses on future redemptions. Since December 2007, we have incurred $1.3 million in realized losses and $2.1 million in unrealized losses on the Columbia Fund through December 31, 2008. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets. We continue to monitor our cash position closely with recent economic events and only invest excess cash in short term U.S. treasury securities.

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

In June 2008, we entered into a revolving line of credit facility with Blue Ridge Investments L.L.C, an affiliate of Bank of America, with a term expiring in June 2009. We were able to borrow up to a maximum of $20.0 million, or 95% of the fair value of the Columbia Fund. The credit facility was secured by a first priority security interest in our holdings in the Columbia Fund and we pledged these holdings to Blue Ridge Investments, L.L.C. during the term of the credit facility. Any amounts borrowed under the credit facility would be reduced by any cash distributions made on the Columbia Fund As a result, we segregated the marketable securities held in the Columbia Fund as restricted securities while the credit facility was in place. After receiving the net proceeds from our public offering in August 2008, we elected to terminate the line of credit in November 2008. As a result, the Columbia Fund was reclassified to marketable securities. We will continue to closely monitor our liquidity and the overall health of the credit markets. However, we cannot predict with any certainty the impact on us of any further disruption in the credit environment. Our primary liquidity needs are to fund the expansion of our Impella manufacturing capacity, to fund new product development, Ireland expenditures, and general working capital needs. Through December 31, 2008, we have funded our operations principally through the sale of equity securities, including our August 2008 stock offering in which we received proceeds of $42.0 million. We also generate funds from product and funded research and development revenue.

Our operating activities during the nine months ended December 31, 2008 used cash of $17.9 million as compared to $21.3 million during the same period in the prior year. Our net loss for the nine months ended December 31, 2008 of $23.1 million was the primary cause of our cash use from operations. In addition, our inventories used cash of $3.8 million during the nine months ended December 31, 2008, reflecting our inventory build-up to support anticipated increases in global demand for our products, particularly Impella 2.5. Additionally, we recorded $1.4 million in write downs of inventory for excess and obsolescence during the nine months ended December 31, 2008. These decreases in cash were partially offset by non-cash adjustments of $7.0 million related to stock-based compensation expense and $3.7 million of depreciation and amortization.

Our investing activities during the nine months ended December 31, 2008 used cash of $28.2 million as compared to $43.7 million during the same period in the prior year. Cash used by investment activities for the nine months ended December 31, 2008 consisted primarily of $25.9 million of purchases of short-term marketable securities, net of sales of short-term marketable securities during the quarter. Additionally, we incurred $2.6 million related to cash expenditures for property and equipment primarily on computer software projects and manufacturing equipment related to our expansion in Ireland.

Our financing activities during the nine months ended December 31, 2008 provided cash of $46.0 million as compared to $0.9 million during the same period in the prior year. Cash provided by financing activities for the nine months ended December 31, 2008 was comprised of $4.7 million attributable to the exercise of stock options and $42.0 million in net proceeds related to our August 2008 public offering. This was offset by a $0.7 million related to employee return of common stock in order to pay withholding taxes due, as discussed in Note 10.

Capital expenditures for fiscal 2009 are estimated to be $4.0 to $5.0 million, which relate primarily to our planned manufacturing capacity increases for Impella and our expansion in Ireland.

Our liquidity is influenced by our ability to sell our products in a competitive industry and our customers’ ability to pay for our products. Factors that may affect liquidity include our ability to penetrate the market for our products, maintain or reduce the length of the selling cycle, and collect cash from clients after our products are sold. Exclusive of activities involving any future acquisitions of products or companies that complement or augment our existing line of products, we believe that current available funds and cash generated from operations will provide sufficient liquidity to meet operating requirements for the foreseeable future. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, and other cash requirements at least through the next 12 months. We continue to review our long-term cash needs on a regular basis. Currently, we have no debt outstanding.

Critical Accounting Policies

We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

New Accounting Pronouncements

SFAS No. 157 - In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. In February 2008, the FASB issued FASB Staff Position FSP 157-2, Partial Deferral of the Effective Date of Statement 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We adopted this pronouncement in the quarter ended June 30, 2008 and adoption did not have a material impact on our financial position or results of operations.

SFAS No. 159 - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We adopted this pronouncement in the quarter ended June 30, 2008 and adoption did not have a material impact on our financial position or results of operations.

EITF 07-03 - In June 2007, the EITF reached a final consensus on Issue No. 07-03 (“EITF No. 07-03”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, effective on a prospective basis for fiscal years beginning after December 15, 2007. This EITF did not have an impact on our financial position or results of operations for the three and nine months ended December 31, 2008.

SFAS No. 141(R) - In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for transactions occurring in fiscal years beginning after December 15, 2008. SFAS 141(R) will impact our accounting for business combinations, if any, completed beginning April 1, 2009.

SFAS No. 160 - In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of the consolidation procedures under ARB No. 51 for consistency with the requirements of FASB Statement No. 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. We will adopt SFAS No. 160 for any acquisitions closing after March 31, 2009.

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting about derivative instruments and hedging activities by enhanced disclosures to better understand their effects on a company’s financial position, results of operation and cash flows. This standard is effective for interim and annual financial statements beginning after November 15, 2008. We adopted this pronouncement in the quarter ending December 31, 2008 and adoption did not have a material impact on our financial position or results of operations.

EITF 08-06 - In November 2008, the EITF reached a final consensus on Issue No. 08-06 (“EITF No. 08-06”), Equity Method Investment Accounting Considerations, effective on a prospective basis for fiscal years, beginning after December 15, 2008. We will adopt EITF 08-06 effective April 1, 2009, and have not yet determined the impact, if any, on our financial position or results of operations.

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

Danvers Lease

In June 2008 we amended the lease for our facility in Danvers, Massachusetts. The amendment extends the lease from February 28, 2010 to February 28, 2016. The lease continues to be accounted for as an operating lease. The amendment changes the rent under the lease from $64,350 per month to the following schedule:

•	The base rent for July 2008 through October 2008 was $0 per month;

•	The base rent for November 2008 through June 2010 is $40,000 per month;

•	The base rent for July 2010 through February 2014 will be $64,350 per month; and

•	The base rent for March 2014 through February 2016 will be $66,000 per month.

In addition, we have certain rights to terminate the lease early, subject to the payment of a specified termination fee based on the timing of the termination, as further outlined in the amendment.

Ireland Lease

In July 2008 we entered into a lease agreement providing for the lease of a 33,000 square foot manufacturing facility in Athlone, Ireland. The lease agreement is for a term of 25 years and one week, commencing on April 18, 2008. The monthly rent due under the lease agreement and payable monthly is 22,455.33€ (Euro) (approximately U.S. $31,000) per month or 269,464€ (Euro) (approximately U.S. $375,000) per year for the first five years of the lease, through April 17, 2013. On April 18, 2013 and each fifth anniversary thereafter, the rental rate will be set to a current market rate, as determined by the procedures set forth in the lease agreement. We have the right to terminate the lease after five years, subject to the payment of a termination fee equal to 18 months rent, and the right to terminate the lease after 10 years, subject to the payment of a termination fee equal to six months of the then current rent.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Derivative Financial Instruments and Derivative Commodity Instruments

Certain of our outstanding non-derivative financial instruments at December 31, 2008 are subject to interest rate risk, but not subject to foreign currency or commodity price risk. The conversion feature and warrant associated with our note receivable from WorldHeart were determined to be derivative financial instruments. We mark to market these instruments on a quarterly basis, utilizing various assumptions and modeling techniques. We monitor our investment in the note receivable and warrant on a quarterly basis to determine whether any impairment is required. We consider available evidence, including the duration and extent to which the market value has been less than cost, if applicable, to evaluate the extent to which the decline is other-than-temporary. If the decline is considered other-than-temporary, the carrying value of the financial instruments will be written down to estimated realizable value. We recorded an impairment charge during the fourth quarter of fiscal 2008 writing down our $5.0 million investment in WorldHeart. As such, the carrying value of the note receivable and warrant is zero at December 31, 2008. In July 2008, we converted the note receivable and warrant to common stock in WorldHeart and as a result we no longer have derivative instruments with our WorldHeart investment. We do not participate in any other derivative financial instruments or derivative commodity instruments.

Primary Market Risk Exposures

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our restricted cash and short-term marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2008, we believe the decline in fair market value of our investment portfolio would be immaterial. Short term marketable securities at December 31, 2008 consist of $9.7 million in the Columbia Fund and $51.3 million in five funds that invest in U.S. Treasury securities and related interest. In December 2007, the Columbia Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. As a result, we reclassified the securities in the Columbia Fund from cash equivalents to short-term marketable securities as the Columbia Fund was no longer expected to have a maturity of less than 90 days. We deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 83% of its carrying value at December 31, 2008 and the Company did not expect to recover the value in liquidation. The Columbia Fund is being liquidated with distributions to us occurring during calendar 2008 and through the next twelve months. Since December 6, 2007 and through January 31, 2009, we have received disbursements of approximately $36.2 million from the Columbia Fund with the most recent disbursement occurring on December 30, 2008 at approximately 84% of its original value. While it is our intent to liquidate securities in the Columbia Fund in future periods to reduce our exposure to future deterioration of these securities, we believe that our operating results and cash flows could be affected significantly by market value adjustments to the Columbia Fund. There can be no assurance that we will not have to take additional losses on the Columbia Fund.

In July 2008, WorldHeart completed the transactions contemplated by the recapitalization agreement dated June 20, 2008, as amended on July 31, 2008, among us, WorldHeart, World Heart, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P., Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. As a result of the transaction, we received 86 million common shares of WorldHeart, which represented approximately 21.6% of WorldHeart’s issued and outstanding common shares following the transaction. The shares were received as a result of our conversion of the full amount of principal and interest owed on the $5.0 million convertible secured note issued in December 2007, our release of the security interest in all of the assets of WorldHeart that secured the note, termination of the warrant we held to purchase 3.4 million common shares of WorldHeart issued in December 2007, and forgiveness of other amounts owed to us by WorldHeart. In October 2008, WorldHeart completed a 30-to-1 reverse stock split, as a result of which we held 2,866,666 common shares of WorldHeart. In December 2008, we sold 135,000 shares of WorldHeart for net proceeds of $0.3 million. As a result, as of December 31, 2008, we now hold 2,731,666 common shares of WorldHeart, or approximately 20.6% of WorldHeart’s issued and outstanding shares. We are accounting for this investment using the equity method of accounting. The carrying value of this investment was zero at December 31, 2008.

Currency Exchange Rates

Our Germany subsidiary’s functional currency is the Euro. Therefore, our investment in our Germany subsidiary is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of stockholders’ equity. Had a 10% depreciation in foreign currencies occurred relative to the U.S. dollar as of December 31, 2008, the result would have been a reduction of stockholders’ equity of approximately $5.1 million.

Fair Value of Financial Instruments

At December 31, 2008, our financial instruments consist primarily of cash and cash equivalents, short-term marketable securities, accounts receivable, and accounts payable. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange. This determination of the fair value of our holdings in the Columbia Fund requires significant judgment or estimation. As discussed in Note 4, certain of these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the third quarter of our fiscal year ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our short-term marketable securities at December 31, 2008 consist of $9.7 million in the Columbia Fund, $51.3 million in five funds that invest in U.S Treasury securities and related interest. In December 2007, the Columbia Fund ceased accepting redemption requests from investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. As a result, we reclassified the securities in the Columbia Fund from cash equivalents to short-term marketable securities as the Columbia Fund was no longer expected to have a maturity of less than 90 days. We deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 83% of its carrying value and the Company did not expect to recover the value in liquidation. This determination of the fair value of our holdings in the Columbia Fund requires significant judgment or estimation. As discussed in Note 4, certain of these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity. The Columbia Fund has been liquidated during calendar 2008 and is expected to continue making redemptions through the next twelve months. Since December 6, 2007 and through January 31, 2009, we have received disbursements of approximately $36.2 million from the Columbia Fund with the most recent disbursement occurring on December 30, 2008 at approximately 84% of its original value. We expect conditions in the credit markets to remain uncertain for the foreseeable future. While it is our intent to liquidate securities in the Columbia Fund in future periods to reduce our exposure to future deterioration of these securities, we believe that operating results or cash flows could be affected significantly by fair value adjustments to the Columbia Fund. There can be no assurance that we will not have to take additional losses on the Columbia Fund.

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

In fiscal 2008, we invested $5.0 million in WorldHeart in the form of a convertible note and warrant. On July 31, 2008, our investment in WorldHeart was converted to 86,000,000 shares of WorldHeart’s common stock, which represented approximately 21.6% of WorldHeart’s outstanding shares. Following a reverse stock split that WorldHeart completed in October 2008, we held 2,866,666 shares of WorldHeart. In December 2008, we sold 135,000 shares of WorldHeart for net proceeds of $0.3 million. As a result, as of December 31, 2008, we now hold 2,731,666 common shares of WorldHeart, or approximately 20.6% of WorldHeart’s issued and outstanding stock. Our investment in WorldHeart is subject to a number of risks and uncertainties. WorldHeart currently is not profitable and has limited financial resources and we may lose some or all of our investment. In addition, applicable securities law restrictions and low trading volumes may result in an inability to liquidate our WorldHeart investment.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On November 11, 2008, we cancelled our revolving line of credit facility with Blue Ridge Investments L.L.C.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with This Form 10- Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Share Purchase Agreement for the acquisition of Impella Cardio Systems AG, dated April 26, 2005.		8-K	May 16, 2005	2.1

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

10.1*	Separation agreement and release with Daniel J. Sutherby dated October 10, 2008.	X

10.2*	Offer Letter with Robert L. Bowen dated December 15, 2008.		8-K	December 22, 2008	99.2

10.3*	Amendment to Employment Agreement with Michael R. Minogue dated December 31, 2008.	X

10.4*	Amendment to Change in Control Agreement with Michael R. Minogue dated December 31, 2008.	X

11.1	Statement regarding computation of Per Share Earnings (see Note 14, Notes to Condensed Consolidated Financial Statements).	X

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer.	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

*	Management contract or compensatory plan.

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Abiomed, Inc.

Date: February 9, 2009	/s/ Robert L. Bowen
Robert L. Bowen
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)