Form 10-Q
period 2009-06-30
ABIOMED INC
filed 2009-08-07
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is, a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2009, there were 37,351,729 shares outstanding of the registrant’s Common Stock, $.01 par value.

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

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2009	March 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,971	$1,785
Short-term marketable securities	50,417	55,394
Accounts receivable, net	14,476	15,724
Inventories	14,724	14,777
Prepaid expenses and other current assets	983	809

Total current assets	82,571	88,489
Property and equipment, net	7,679	7,792
Intangible assets, net	4,222	4,359
Goodwill	38,808	31,295
Long-term marketable securities	2,080	3,721
Other assets	302	302

Total assets	$135,662	$135,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,916	$5,550
Accrued expenses	10,112	10,818
Deferred revenue	1,206	1,211

Total current liabilities	16,234	17,579
Long-term deferred tax liability	2,312	2,086
Other long-term liabilities	361	310

Total liabilities	18,907	19,975

Commitments and contingencies (Note 11)
Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized—1,000,000 shares; Issued and outstanding—none
Common stock, $.01 par value	374	367
Authorized—100,000,000 shares; Issued—37,402,683 shares at June 30, 2009 and 36,736,843 shares at March 31, 2009;
Outstanding—37,351,729 shares at June 30, 2009 and 36,685,889 shares at March 31, 2009
Additional paid-in-capital	367,711	362,097
Accumulated deficit	(251,751)	(243,991)
Treasury stock at cost—50,954 at June 30, 2009 and March 31, 2009	(827)	(827)
Accumulated other comprehensive income (loss)	1,248	(1,663)

Total stockholders’ equity	116,755	115,983

Total liabilities and stockholders’ equity	$135,662	$135,958

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2009	2008
Revenue:
Products	$19,588	$16,270
Funded research and development	325	87

	19,913	16,357

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	5,072	5,627
Research and development	5,983	6,144
Selling, general and administrative	15,967	13,514
Amortization of intangible assets	354	426

	27,376	25,711

Loss from operations	(7,463)	(9,354)

Other income:
Investment income, net	44	244
Other (expense) income, net	(115)	141

	(71)	385

Loss before provision for income taxes	(7,534)	(8,969)
Provision for income taxes	226	145

Net loss	$(7,760)	$(9,114)

Basic and diluted net loss per share	$(0.21)	$(0.28)
Weighted average shares outstanding	36,549	32,845

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended June 30,
	2009	2008
Operating activities:
Net loss	$(7,760)	$(9,114)
Adjustments required to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,445	1,414
Bad debt (recovery) expense	(26)	42
Stock-based compensation	1,700	1,716
Write-down of inventory	566	677
Loss on disposal of fixed assets	—	25
Deferred tax provision	226	145
Arbitration decision	—	—
Change in unrealized loss on marketable securities	(181)	(197)
Changes in assets and liabilities source (use):
Accounts receivable	1,417	138
Inventories	(654)	(3,241)
Prepaid expenses and other current assets	(152)	124
Accounts payable	(322)	(1,846)
Accrued expenses	(902)	(1,698)
Deferred revenue	(19)	(90)

Net cash used for operating activities	(4,662)	(11,905)
Investing activities:
Purchases of short-term marketable securities	(362)	(5,632)
Proceeds from the sale and maturity of short-term marketable securities	7,440	15,285
Contingent milestone payment on acquisition	(1,756)	—
Expenditures for property and equipment	(682)	(644)

Net cash provided by investing activities	4,640	9,009
Financing activities:
Proceeds from the exercise of stock options	92	2,436

Net cash provided by financing activities	92	2,436
Effect of exchange rate changes on cash	116	45

Net increase (decrease) in cash and cash equivalents	186	(415)
Cash and cash equivalents at beginning of period	1,785	2,042

Cash and cash equivalents at end of period	$1,971	$1,627

Supplemental disclosures:
Common shares issued for business acquisition	$3,827	$5,574
Fixed asset additions included in accounts payable	81	155
Reclassification of short-term marketable securities to restricted securities	—	22,739

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 that has been filed with the Securities Exchange Commission, or SEC.

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

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. The Company follows the guidance of Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables when transactions include multiple elements. Revenue from product sales to new customers is deferred until training on the use of the products has occurred. All costs related to product shipment are recognized at time of shipment. The Company does not provide for rights of return to customers on product sales.

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

New Accounting Pronouncements

SFAS No. 141(R)—In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for transactions occurring in fiscal years beginning after December 15, 2008. SFAS 141(R) will impact the Company’s accounting for business combinations, if any, completed beginning April 1, 2009, as well as the subsequent recognition of acquired deferred tax benefits of previous acquisitions.

SFAS No. 160—In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of the consolidation procedures under ARB No. 51 for consistency with the requirements of FASB Statement No. 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The Company adopted SFAS No. 160 for applicable transactions closing after March 31, 2009, and adoption did not have a material effect on its financial position or results of operations.

EITF 08-06—In November 2008, the EITF reached a final consensus on Issue No. 08-06 (“EITF No. 08-06”), Equity Method Investment Accounting Considerations, effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company adopted EITF 08-06 effective April 1, 2009 and adoption did not have a material impact on its financial position or results of operations.

SFAS No. 165—Effective June 30, 2009, the Company implemented SFAS No. 165, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The standard is based on the same principles as those that currently exist in the auditing standards. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 6, 2009, the date these financial statements were issued. During this period the Company did not have any material subsequent events.

FSP FAS 107-1 and APB 28-1—Effective June 30, 2009, the Company implemented FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1, amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have any impact on the Company’s financial position or results of operations but has resulted in additional disclosure of the fair values attributable to the Company’s marketable securities in the consolidated financial statements.

FSP FAS 115-2 and FAS 124-2—Effective June 30, 2009, the Company adopted FASB Staff Position FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to investments in debt securities. This standard is effective for periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material effect on the Company’s financial position or results of operations. The Company will continue to evaluate the impact on financial statements at each interim reporting period.

FSP FAS 157-4—Effective June 30, 2009, the Company implemented FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This standard is effective for periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial position or results of operations.

Note 3. Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
	(in $000’s)
Assets:
Columbia Strategic Cash Portfolio	$—	$—	$6,374	$6,374
U.S. Government Securities	46,117	—	—	46,117

	$46,117	$—	$6,374	$52,491

Level 3 financial assets are comprised of the Columbia Fund investment. The Columbia Fund is an investment portfolio sponsored by Bank of America that contained approximately $0.5 billion in assets at June 30, 2009. Most of the securities in the Columbia Fund have their fair values determined through readily available market data, but there are some securities in the Columbia Fund for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Given current market conditions, as these securities are not actively traded, certain significant inputs (e.g. yield curves, spreads, prepayments and volatilities) are unobservable. These securities are valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity. As a result, the Company has categorized these securities in Level 3 of the fair value hierarchy. At June 30, 2009, approximately 76% of the assets in the Columbia Fund were invested in mortgage-backed securities (U.S. subprime and non-subprime residential mortgages, U.S. commercial mortgages and foreign residential mortgages) and asset-backed securities (credit card, auto loan and student loan backed securities). The remaining assets in the Fund are in cash, corporate bonds and other assets, with these securities being valued based on recently executed prices.

The table below provides a summary of the changes in fair value, including net transfers, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2009:

Level 3 Columbia Strategic Cash Portfolio
Balance at March 31, 2009	$7,006
Total realized gains included in earnings	29
Unrealized gain included in accumulated other comprehensive income	279
Cash received in settlement	(940)

Balance at June 30, 2009	$6,374

Note 4. Marketable Securities

The Company has marketable securities at June 30, 2009 and March 31, 2009 that consist of and are classified on the balance sheet as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in $000’s)
At June 30, 2009:
Columbia Strategic Cash Portfolio	$7,312	$—	$(938)	$6,374
US Treasury Securities	46,117	$—	—	46,117
Accrued Interest	6	—	—	6

	$53,435	—	$(938)	$52,497

At March 31, 2009:
Columbia Strategic Cash Portfolio	$8,404	$—	$(1,398)	$7,006
US Treasury Securities	52,102	$—	—	52,102
Accrued Interest	7	—	—	7

	$60,513	—	$(1,398)	$59,115

The Columbia Fund is comprised of investments in cash, corporate bonds, other assets, mortgage-backed securities and asset-backed securities. On December 6, 2007, the Columbia Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. As a result, the Company reclassified the securities in the Columbia Fund from cash equivalents to short-term marketable securities as the Columbia Fund was no longer expected to have a maturity of less than 90 days. The Company deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 87% of its carrying value at June 30, 2009 and the Company did not expect to recover the original value of its investment. Since December 6, 2007 through July 31, 2009, the Company has received disbursements of approximately $41.2 million, or 88% of the original units in the Columbia Fund, including the most recent disbursement of $1.3 million occurring on July 22, 2009 at approximately 88% of original value. Most of the remaining balance in the Columbia Fund is expected to be distributed to the Company during the next twelve months. The Company has recorded $2.1 million of the Columbia Fund as long term marketable securities at June 30, 2009 because Bank of America has indicated that it cannot predict with certainty whether or not it will redeem this amount within the next year.

Note 5. Inventories

The components of inventories are as follows:

	June 30, 2009	March 31, 2009
	(in $000’s)
Raw materials and supplies	$4,468	$4,635
Work-in-progress	2,462	2,509
Finished goods	7,794	7,633

	$14,724	$14,777

All of the Company’s inventories relate to circulatory care product lines that include the Impella, iPulse, AB5000, BVS 5000, Portable Driver and AbioCor product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead. During the three months ended June 30, 2009 and 2008, the Company recorded $0.6 million and $0.7 million in write downs of inventory for excess quantities and obsolescence, respectively.

From time to time, the Company loans finished goods inventory on a short-term basis to customers for demonstration purposes and this inventory is generally amortized over a one to five year life. The Company had $1.2 million and $1.3 million in demo inventory at June 30, 2009 and 2008, respectively. Amortization expense related to demo inventory was $0.6 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively.

Note 6. Goodwill and Intangible Assets

The carrying amount of goodwill at June 30, 2009 and March 31, 2009 was $38.8 million and $31.3 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella. The goodwill activity for the three months ended June 30, 2009 is as follows:

(in $000’s)
Balance at March 31, 2009	$31,295
Purchase price adjustments—milestone payment to Impella CardioSystems AG	5,583
Exchange rate impact	1,930

Balance at June 30, 2009	$38,808

In April 2009, the Company received FDA 510(k) clearance of its Impella 5.0 product, triggering an obligation to pay a $5.6 million contingent payment related to the May 2005 acquisition of Impella. During the quarter ended June 30, 2009, the Company paid $1.8 million of this final milestone payment in cash and elected to pay the remaining amount through the issuance of approximately 663,535 shares of its common stock. This transaction was recorded as an increase to goodwill of $5.6 million. As a result of achieving this milestone, the Company reassessed the realizability of goodwill during the three months ended June 30, 2009 and concluded there was no impairment. The Company has no further contingent payments related to its acquisition of Impella.

The components of intangible assets are as follows:

	June 30, 2009			March 31, 2009
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
	(in $000’s)			(in $000’s)
Patents	$7,080	$4,249	$2,831	$6,725	$3,800	$2,925
Trademarks and tradenames	360	208	152	342	185	157
Distribution agreements	688	409	279	652	365	287
Acquired technology	2,372	1,412	960	2,247	1,257	990

	$10,500	$6,278	$4,222	$9,966	$5,607	$4,359

Amortization of intangible assets was $0.4 million for each of the three months ended June 30, 2009 and 2008. The Company’s expected amortization expense will be $1.1 million for the nine months ending March 31, 2010, $1.5 million for fiscal 2011, $1.4 million for fiscal 2012, and $0.2 million for fiscal 2013.

Note 7. Accounting for Stock-Based Compensation

Total stock-based compensation recognized in the Company’s condensed consolidated statements of operations for the three months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,
	2009	2008
	(in $000’s)
Cost of product revenue	$117	$102
Research and development	129	391
Selling, general and administrative	1,454	1,223

	$1,700	$1,716

The $1.7 million in stock-based compensation expense for each of the three months ended June 30, 2009 and 2008 includes $1.3 million related to stock options and $0.4 million related to restricted stock and the Company’s Employee Stock Purchase Plan.

The remaining unrecognized stock-based compensation expense for unvested stock option awards at June 30, 2009 was approximately $10.1 million, net of forfeitures, and the weighted-average time over which this cost will be recognized is 1.8 years. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow. Because the Company does not recognize the benefit of tax deductions in excess of recognized compensation cost due to its net operating loss position, this had no impact on the Company’s consolidated statement of cash flows for the three months ended June 30, 2009 and 2008.

Stock Option Activity

The following table summarizes the stock option activity for the three months ended June 30, 2009:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2009	4,583	$12.32
Granted	1,308	5.85
Exercised	(14)	7.76
Cancelled	(218)	16.91

Outstanding at June 30, 2009	5,659	$10.66	7.28	$4,918

Exercisable at June 30, 2009	3,014	$11.43	5.63	$731

The total intrinsic value of options exercised during the three months ended June 30, 2009 and 2008 was $0.1 million and $2.5 million, respectively. The total fair value of options vested during the three months ended June 30, 2009 and 2008 was $3.7 million and $4.2 million, respectively.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The fair value of options granted during the three months ended June 30, 2009 and 2008 were calculated using the following weighted-average assumptions:

	Three Months Ended June 30,
	2009	2008
Risk-free interest rate	2.45%	3.14%
Expected option life (years)	5.24	5.03
Expected volatility	54.1%	50.4%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated based on the historical volatility of the Company’s stock. The Company estimates the expected term based on historical experience.

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

The weighted-average grant-date fair value for options granted during the three months ended June 30, 2009 and 2008 was $2.89 and $6.60 per share, respectively.

Restricted Stock

The following table summarizes restricted stock activity for the three months ended June 30, 2009:

	Three Months Ended June 30, 2009
	Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Restricted stock awards at March 31, 2009	480	$16.77
Granted	—	—
Vested	(30)	13.80
Forfeited	(20)	18.63

Restricted stock awards at June 30, 2009	430	$16.89

The remaining unrecognized compensation expense for restricted stock awards at June 30, 2009 was approximately $3.9 million and the weighted-average time over which this cost will be recognized is 1.6 years.

In August 2008, 406,250 shares of restricted stock were issued to certain executive officers and certain members of senior management of the Company, all of which could vest upon achievement of certain prescribed performance milestones. In March 2009, the Company met a prescribed performance milestone and a portion of these shares vested. The remaining stock compensation expense for these awards is being recognized on a straight-line basis over the vesting period through March 31, 2011 based on the probability of achieving the performance milestones. The cumulative effects of changes in the probability of achieving the milestones will be recorded in the period in which the changes occur.

Note 8. Income Taxes

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

As of June 30, 2009, the Company has accumulated a net deferred tax liability in the amount of $2.3 million which is the result of a difference in accounting for the Company’s goodwill which is amortized over 15 years for tax purposes, but not amortized for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period. The Company recorded a provision for income taxes of $0.2 million and $0.1 million for the three months ended June 30, 2009 and 2008, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. The Company has accumulated significant losses since its inception in 1981. All open tax years remain subject to examination by major tax jurisdictions, including the federal government and the Commonwealth of Massachusetts. However, since the Company has net operating loss and tax credit carry forwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if the carry forwards are utilized.

Note 9. Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended June 30,
	2009	2008
	(in $000’s)
Net loss	$(7,760)	$(9,114)
Foreign currency translation adjustments	2,632	(133)
Unrealized gain on marketable securities	279	—

Comprehensive loss	$(4,849)	$(9,247)

The following table summarizes the accumulated other comprehensive income activity for the three months ending June 30, 2009:

(in $000’s)
Balance at March 31, 2009	$(1,663)
Foreign currency translation adjustments	2,632
Unrealized gain on marketable securities	279

Balance at June 30, 2009	$1,248

Note 10. Net Loss Per Share

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

Excluded from the calculation of diluted weighted-average shares outstanding are stock options outstanding in the amount of approximately 5,659,000 and 4,539,000 as of June 30, 2009 and 2008, respectively and unvested shares of restricted stock in the amount of approximately 430,000 shares and 314,000 shares as of June 30, 2009 and 2008, respectively.

Note 11. Commitments and Contingencies

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

Note 12. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 57% and 62% of the Company’s total consolidated assets are located within the U.S. as of June 30, 2009 and March 31, 2009, respectively. Remaining assets are located in Europe, primarily related to our Impella production facility, and include goodwill and intangibles of $42.9 million and $35.5 million at June 30, 2009 and March 31, 2009, respectively, associated with the Impella acquisition from May 2005. Total assets in Europe excluding goodwill and intangibles amounted to 12% and 11%, respectively, of total consolidated assets at June 30, 2009 and March 31, 2009. For the three months ended June 30, 2009 and 2008, international sales accounted for 9% and 15% of total product revenue, respectively.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Abiomed’s discussion of financial condition and results of operations may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from those anticipated in these forward-looking statements based upon a number of factors, including uncertainties associated with development, testing and related regulatory approvals, anticipated future losses, complex manufacturing, high quality requirements, dependence on limited sources of supply, competition, market acceptance of our new products, technological change, government regulation, future capital needs and uncertainty of additional financing and other risks detailed in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. In particular, we encourage you to review the risks and uncertainties discussed under Item 1A of Part I of our Annual Report on Form 10-K, for the year ended March 31, 2009. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of unanticipated events.

OVERVIEW

We are a leading provider of medical devices in circulatory support and we offer a continuum of care in heart recovery to acute heart failure patients. Our strategy is focused on establishing heart recovery as the goal for all acute cardiac attacks. Our products are designed to enable the heart to rest, heal and recover by improving blood flow and/or performing the pumping function of the heart. We believe we are the only company with commercially available cardiac assist devices approved for heart recovery from all causes by the FDA, and our products have been used to treat thousands of patients to date. Our products can be used in a broad range of clinical settings, including by heart surgeons for patients in profound shock and by interventional cardiologists for patients who are in shock, pre-shock or in need of prophylactic support in the cardiac catheterization lab, or cath lab. Our circulatory care products are designed to provide hemodynamic support for acute patients from the cath lab to the surgery suite, with a goal of heart recovery and sending the patient home with his or her native heart. We believe heart recovery is the optimal clinical outcome for patients because it provides a better quality of life than alternatives. In addition, we believe heart recovery is the most cost-effective path for the healthcare system. Since 2004, our executive team has focused our efforts on expanding our product portfolio. We have significantly increased our product portfolio, which now includes several circulatory care products that either have been approved or cleared by the FDA in the U.S., have received CE mark approval in Europe, or have received registration or regulatory approval in numerous other countries. We also have additional new circulatory care products under development.

Our strategic focus and the driver of the most recent revenue growth in our business is the market penetration of our Impella 2.5 product, which received 510(k) clearance in June 2008. In addition to the 510(k) clearance, we are also conducting clinical trials of our Impella 2.5 for additional indications of use, with the goal of establishing Impella as the standard of care in the cath lab. We recently received 510(k) clearance in April 2009 for our Impella 5.0 and Impella LD devices, which are larger and provide circulatory support with up to 5.0 liters of flow per minute. The U.S. commercial launch of Impella 5.0 and Impella LD began in the first quarter of fiscal 2010.

In order for our manufacturing to meet the expected demand for our Impella 2.5 product, we have been implementing process improvements on the Impella production line at our manufacturing facilities in Aachen, Germany to increase the output that we can produce at the facility. In addition to further process improvement programs designed to further increase yield and capacity levels, we plan to incrementally expand manufacturing employment in Aachen and relocate selected sub-assembly production to external vendors and our manufacturing facility in Danvers, Massachusetts. We have deferred the start up activities at our Athlone, Ireland manufacturing facility and plan to monitor the capacity enhancements in Aachen, Germany prior to finalizing the location of a second production line. As of June 30, 2009, we have invested $2.0 million of capital expenditures at the Athlone facility.

Revenues from our other heart recovery products, largely focused on the heart surgery suite, have been lower recently as we have strategically shifted our sales and marketing efforts towards our Impella products and the cath lab. In March 2009, we received FDA approval under a pre-market approval, or PMA, supplement for an AB 5000 portable driver. This clearance allows for immediate commercial shipment of the device to U.S. hospitals for in hospital and transport use. The out of hospital use is being studied in a patient discharge clinical trial. We believe that the added mobility afforded by the portable driver will help our overall AB5000 revenues. Our BVS product was launched 17 years ago and revenue from this product has been declining as AB5000, our next-generation product for heart recovery, is designed to provide a longer duration of support than the BVS 5000 and, when used with the portable driver, facilitates patient mobility in the hospital. We expect revenue from BVS to continue to decline as our customers transition to AB5000 disposables and our new Impella products.

In addition, we expect that revenues from sales of our replacement heart product, the AbioCor, will be an immaterial portion of our total revenues for the foreseeable future as our primary strategic focus is centered around heart recovery for acute heart failure patients. We have not recognized any AbioCor revenue during the first three months of fiscal 2010.

We have incurred net losses since our inception, including net losses of $7.8 million for the three months ended June 30, 2009. We expect to incur additional net losses in the future as we continue to expand our commercial infrastructure and invest in clinical trials and research and development expenses related to our products.

Our financial condition has been bolstered by our public offering in August 2008, which yielded us approximately $42.0 million in net proceeds after deducting offering expenses. We expect that our existing cash resources, together with our revenues, will be sufficient to fund our operations for at least the next 12 months.

Impella 2.5, Impella 5.0, and Impella LD

Our Impella 2.5 catheter, Impella 5.0 catheter, and Impella LD are percutaneous micro heart pumps with integrated motors and sensors for use in interventional cardiology and heart surgery. These devices are designed for use by interventional cardiologists to support pre-shock patients in the cath lab who may not require as much support as patients in the surgery suite or first use in surgery for patients who may require assistance to maintain their circulation. Our Impella 2.5 device received 510(k) clearance from the FDA in June 2008 for partial circulatory support for up to six hours and our Impella 5.0 and Impella LD devices received 510(k) clearance in April 2009, for circulatory support for up to six hours. Our Impella devices have CE mark approval in Europe and are approved in over 40 countries

In addition, we are pursuing FDA approval for our Impella heart pumps through a pre-market approval, or PMA path, for our Impella 2.5 and 5.0 products. In August 2007, we received approval from the FDA to begin a high-risk PCI pivotal clinical trial, known as the Protect II study, for the Impella 2.5. This approval was based on the submission of the clinical results of the safety pilot clinical trial. The pivotal study will determine the safety and effectiveness of the Impella 2.5 as compared to optimal medical management with an IAB, during “high-risk” angioplasty procedures. The study inclusion criteria have been extended to include patients with triple vessel disease with low ejection fraction. The study is approved under category B2 status and the trial sites are eligible for full reimbursement from CMS. The randomized pivotal study, in which 654 patients at up to 150 hospitals will undergo a high-risk PCI procedure, is comprised of two arms comparing nearly equal number of Impella 2.5 supported patients and IAB supported patients during the procedure. Patients receiving the Impella 2.5 can be supported for up to five days as a left VAD. As of June 30, 2009, approximately 100 hospitals are participating in the Protect II study and a total of 262 patients have completed the Protect II study, or 40% of the 654 patients required. Based on current trial enrollment rates, we expect to complete the Protect II study in 2012.

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

The clinical trial experience to date with our Impella 2.5 has been favorable, including our recently completed U.S. safety pilot clinical trial. Factors that affect the length of time to complete the pivotal studies in the U.S. study include the timing of each center receiving IRB approval, the timing of the training we will provide each center, and the rate of patient enrollment. At this time we cannot estimate the duration of the Recover II Impella 2.5 pivotal study discussed above. The Impella 5.0 is in a pilot clinical study that is enrolling up to 20 patients at 15 U.S. sites. The study will include postcardiotomy patients who have been weaned from heart-lung machines and whose hearts require added support to maintain good blood flow. The study is enrolling those patients that would typically need more flow and hemodynamic support than provided by an IAB.

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

AB5000 and BVS 5000

We manufacture and sell the AB5000 Circulatory Support System and the BVS 5000 Biventricular Support System for the temporary support of acute heart failure patients in profound shock, including patients suffering from cardiogenic shock after a heart attack, post-cardiotomy cardiogenic shock, or myocarditis. We believe the AB5000 and BVS 5000 systems are the only commercially available cardiac assist devices that are approved by the FDA for all indications where heart recovery is the intended outcome, including patients who have undergone successful cardiac surgery and subsequently develop low cardiac output, or patients who suffer from acute cardiac disorders leading to hemodynamic instability.

Portable Driver

We have developed the new Portable Circulatory Support Driver for both in-hospital and out-of-hospital patients. The Portable Driver is designed to support our AB5000 VAD. AB5000 is designed to provide either uni-ventricular or bi-ventricular support. Our recently received FDA labeling approval of one year bench reliability for our AB5000 VAD, is expected to complement the Portable Driver reliability. We received CE mark approval for our Portable Driver in March 2008 and in January 2008 we submitted for an IDE to conduct a patient discharge study in the U.S. In May 2008, we received conditional approval for the Portable Driver for this IDE to conduct a U.S. patient discharge study at 20 hospitals for 30 patients. In March 2009, we received FDA approval of our PMA supplement for the AB Portable™ Driver. This clearance allows for immediate commercial shipment of the device to U.S. hospitals for in hospital and transport use. Out-of-hospital use is being studied in a clinical trial, which, when successfully completed, would allow patients to go home while waiting for recovery.

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

We received HDE supplement approval from the FDA for product enhancement of the AbioCor in January 2008. HDE approval signifies that no comparable alternative therapy exists for patients facing imminent death without the technology. HDE approval allows the AbioCor to be made available to a limited patient population, with no more than 4,000 patients receiving the technology in the U.S. each year under HDE approval limits. Because the AbioCor is only available to a limited patient population, we do not expect that demand will meet the 4,000 patient limit under HDE approval. As a result, we have no current plans to seek a broader regulatory approval of the AbioCor. We began selling the AbioCor in the fourth quarter of fiscal 2008 in a controlled roll-out to a limited number of heart centers in the U.S. We have selected the following sites to date as AbioCor centers: The Johns Hopkins Hospital in Baltimore, MD; Robert Wood Johnson University Hospital in New Brunswick, NJ; and St. Vincent’s Hospital in Indianapolis, IN. We are unable to determine how many patient procedures will be performed after the centers are trained; however, we do not expect it to be a material number. In May 2008, we received a positive National Coverage Determination, or NCD, from CMS to reimburse hospitals for the cost of the AbioCor replacement heart and the cost of implanting the device as part of Coverage with Evidence Development, or CED. Three insurance companies have existing coverage policies for the AbioCor: Cigna, Humana and Healthnet. In June 2009, the first

AbioCor patient procedure under HDE approval was performed at Robert Wood Johnson University Hospital. We do not expect that revenues from sales of the AbioCor will be a material portion of our total revenues for the foreseeable future as our primary strategic focus is centered around heart recovery for acute heart failure patients. We did not record any revenue from sales of the AbioCor during the three months ended June 30, 2009.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues (which includes revenues from products and funded research and development) for the three months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,
	2009	2008
Revenues:
Products	98.4%	99.5%
Funded research and development	1.6	0.5

	100.0	100.0

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	25.5	34.4
Research and development	30.0	37.6
Selling, general and administrative	80.2	82.6
Amortization of intangible assets	1.8	2.6

	137.5	157.2

Loss from operations	(37.5)	(57.2)

Other income:
Investment income, net	0.2	1.5
Other (expense) income, net	(0.6)	0.9

	(0.4)	2.4

Loss before provision for income taxes	(37.9)	(54.8)
Provision for income taxes	1.1	0.9

Net loss	(39.0)%	(55.7)%

Three months ended June 30, 2009 compared with the three months ended June 30, 2008

Revenues

Our revenues are comprised of the following:

	Three Months Ended June 30,
	2009	2008
	(in $000’s)
Impella	$12,027	$5,792
Other	7,561	10,478

Total product revenues	$19,588	$16,270
Funded research and development	325	87

Total revenues	$19,913	$16,357

Impella revenue encompasses our Impella 2.5, Impella 5.0, and Impella LD platforms. Our revenue from other products include AB5000, BVS5000, IAB, iPulse, Portable Driver, AbioCor and cannulae and related service agreements.

Total revenues for the three months ended June 30, 2009 increased by $3.5 million, or 21%, to $19.9 million from $16.4 million for the three months ended June 30, 2008. The increase in revenue was primarily due to an increase in Impella revenue due to greater demand in the U.S. following 510(k) clearance of the Impella 2.5 in June 2008, offset by a decrease in other revenue attributable to our strategic focus on increasing penetration of our Impella 2.5 product.

Impella revenues for the three months ended June 30, 2009 increased by $6.2 million, or 107% to $12.0 million from $5.8 million for the three months ended June 30, 2008. Most of our Impella revenue was from disposable product sales of Impella 2.5, primarily as a result of sales occurring after our 510(k) clearance in June 2008. Our launch strategy of Impella 2.5 has been focused on increasing demand for disposable products by providing consoles to initial sites at no cost. We expect these console promotions to decrease as the number of hospitals using our Impella 2.5 products increase. We have sold the Impella 2.5 to over 275 hospitals in the U.S. and our focus for fiscal 2010 will be concentrated on increasing utilization and clinical utility through sales force and physician training.

Other revenues for the three months ended June 30, 2009 decreased by $2.9 million or 28%, to $7.6 million from $10.5 million for the three months ended June 30, 2008. The decrease in other revenue was due to a decrease in BVS and AB disposable revenue as well as a decrease in console revenue supporting these product lines. We expect that BVS revenue will continue to decline as the product is 17 years old. We expect that we will have opportunities to increase AB5000 revenue with the approval of the Portable Driver in the U.S. in March 2009. Also, our recent 510(k) clearance for the Impella 5.0 in April 2009 will allow us an opportunity to sell AB5000 as we refocus our efforts on the surgery market.

We expect that demand in the U.S. for our Impella 2.5, Impella 5.0, and Impella LD products should increase and will comprise a higher percentage of total sales in the future based on recent 510(k) clearances of these products and as we enroll more patients in our PCI and AMI pivotal studies. As a result, we expect that our future revenue growth for the remainder of fiscal 2010 will come from our Impella product line, with no growth expected for most of our other products.

Cost of Product Revenues

Cost of product revenues for the three months ended June 30, 2009 decreased by $0.5 million, or 9%, to $5.1 million from $5.6 million for the three months ended June 30, 2008. This resulted in gross profit for the three months ended June 30, 2009 of 75% compared to 66% for the three months ended June 30, 2008. The increase in gross profit was due to higher reorders of Impella 2.5 disposables. We also had higher costs during the three months ended June 30, 2008 as we implemented console placements at no cost for Impella and iPulse.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2009 decreased by $0.1 million, or 2%, to $6.0 million from $6.1 million for the three months ended June 30, 2008. Research and development expenses for the three months ended June 30, 2009 and 2008 included $1.5 million and $1.0 million, respectively, in clinical trial expenses primarily associated with our Impella 2.5 and 5.0 U.S. trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2009 increased by $2.5 million, or 19%, to $16.0 million from $13.5 million for the three months ended June 30, 2008. The increase in selling, general and administrative expenses is due to an increase in payroll costs related to the expansion of our commercial infrastructure to support the launch of the Impella platform following 510(k) clearance in the U.S.

We expect to increase our expenditures on sales and marketing activities throughout fiscal 2010, with particular investments in clinical personnel with cath lab expertise. We also plan to increase our marketing, service and training investments to support the efforts of the sales and clinical teams to drive recovery awareness for acute heart failure patients globally.

Amortization of Intangibles

Amortization of intangible assets was $0.4 million for both the three months ended June 30, 2009 and 2008, respectively. Amortization expense primarily is related to specifically identified assets from the Impella acquisition.

Investment Expense and Income, net

Investment expense, net, was $44,000 for the three months ended June 30, 2009, representing a decrease of $0.2 million from investment income of $0.2 million for the three months ended June 30, 2008. The decrease in investment income for the three months ended June 30, 2009 was due to a reduction of investment income due to lower interest rates earned on marketable securities. Investment income and expense, net, consists primarily of interest earned on our cash and investments and changes in the value of the Columbia Fund.

Other (Expense) Income

The changes in other expense are mainly due to foreign exchange effects.

Provision for Income Taxes

We recorded a provision for income taxes of $0.2 million and $0.1 million for the three months ending June 30, 2009 and 2008, respectively. The income tax provision is primarily due to deferred tax related to our goodwill, which is amortizable over 15 years for tax purposes but not amortized for book purposes. The net deferred tax liability cannot be offset against our deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

Net Loss

During the three months ended June 30, 2009, we incurred a net loss of $7.8 million, or $0.21 per share, compared to a net loss of $9.1 million, or $0.28 per share, for the three months ended June 30, 2008. The decrease in the net loss for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was due to an increase in our Impella revenues and a reduction in cost of product revenue and research and development expenses, partially offset by an increase in our selling, general, and administrative expenses.

We expect to continue to incur net losses for the foreseeable future as we plan to invest in expanding our global distribution to support revenue growth, continue our Impella pivotal studies, and invest in research and development in an effort to bring new products to market.

Liquidity and Capital Resources

At June 30, 2009, our cash, cash equivalents, short-term marketable securities and long-term marketable securities totaled $54.5 million, a decrease of $6.4 million compared to $60.9 million at March 31, 2009. We believe that our revenue from product sales together with existing resources, including net proceeds received from our public offering in August 2008, will be sufficient to fund our operations for at least the next twelve months.

Marketable securities at June 30, 2009 include $46.1 million held in funds that invest solely in U.S. Treasury securities and $6.4 million of investments held in the Columbia Fund. In December 2007, the Columbia Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. As a result, we reclassified the securities in the Columbia Fund from cash equivalents to short-term marketable securities as the Columbia Fund was no longer expected to have a maturity of less than 90 days. We deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 87% of its carrying value at June 30, 2009. The Columbia Fund is being liquidated with distributions to us occurring during calendar 2008 through July 31, 2009. Since December 6, 2007, we have received disbursements of approximately $41.2 million from the Columbia Fund including the most recent disbursement of $1.3 million occurring on July 22, 2009 at approximately 88% of its original value.

The recent and unprecedented disruption in the credit markets has had a significant adverse impact on a number of financial and other institutions. Our investments in the Columbia Fund have been frozen since December 2007 and we are subject to redemptions of these investments based on the discretion of the fund. When redemptions have occurred, we have realized losses on our original investment and we expect to incur losses on future redemptions. Since December 2007, we have incurred $2.0 million in realized losses and $0.9 million in unrealized losses on the Columbia Fund through June 30, 2009. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets. We continue to monitor our cash position closely with recent economic events and only invest excess cash in short term U.S. treasury securities.

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

We will continue to closely monitor our liquidity and the overall health of the credit markets. However, we cannot predict with any certainty the impact on us of any further disruption in the credit environment. Our primary liquidity needs are to fund the expansion of our commercial infrastructure in the U.S., increase our Impella manufacturing capacity, fund new product development, and general working capital needs. Through June 30, 2009, we have funded our operations principally from product revenue and through the sale of equity securities, including our August 2008 stock offering in which we received proceeds of $42.0 million. We also generate funds from product and funded research and development revenue.

Our operating activities during the three months ended June 30, 2009 used cash of $4.7 million as compared to $11.9 million during the same period in the prior year. Our net loss for the three months ended June 30, 2009 of $7.8 million was the primary cause of our cash used for operations. Also contributing to our cash used for operations was a $1.2 million decrease in accounts payable and accrued expenses primarily due to the payment of annual employee bonuses. These decreases in cash were partially offset by non-cash adjustments of $1.7 million related to stock-based compensation expense, $1.4 million of depreciation and amortization, and a decrease in accounts receivable of $1.4 million.

Our investing activities during the three months ended June 30, 2009 used cash of $4.6 million as compared to $9.0 million during the same period in the prior year. Cash provided by investment activities for the three months ended June 30, 2009 consisted primarily of $7.0 million of proceeds from the sale of short-term marketable securities, net of purchases, during the quarter. Additionally, during the quarter ended June 30, 2009, we paid $1.8 million of the final milestone payment related to our acquisition of Impella in cash and elected to pay the remaining amount through the issuance of approximately 663,535 shares of common stock. We also paid $0.7 million in cash expenditures for property and equipment primarily on the purchase of computer equipment and manufacturing equipment.

Our financing activities during the three months ended June 30, 2009 provided cash of $0.1 million as compared to $2.4 million during the same period in the prior year. Cash provided by financing activities during the three months ended June 30, 2009 were attributable to the exercise of stock options.

Capital expenditures for fiscal 2010 are estimated to be $2.5 to $3.0 million, which relate primarily to our planned manufacturing capacity increases for Impella.

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

Critical Accounting Policies

We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

New Accounting Pronouncements

SFAS No. 141(R) - In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for transactions occurring in fiscal years beginning after December 15, 2008. SFAS 141(R) will impact our accounting for business combinations, if any, completed beginning April 1, 2009, as well as the subsequent recognition of acquired deferred tax benefits of previous acquisitions.

SFAS No. 160 - In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of the consolidation procedures under ARB No. 51 for consistency with the requirements of FASB Statement No. 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. We adopted SFAS No. 160 for any acquisitions closing after March 31, 2009, and adoption did not have a material effect on our financial position or results of operations.

EITF 08-06 - In November 2008, the EITF reached a final consensus on Issue No. 08-06 (“EITF No. 08-06”), Equity Method Investment Accounting Considerations, effective on a prospective basis for fiscal years, beginning after December 15, 2008. We adopted EITF 08-06 effective April 1, 2009, and adoption did not have a material effect on our financial position or results of operations.

SFAS No. 165 - Effective June 30, 2009, we implemented SFAS No. 165, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The standard is based on the same principles as those that currently exist in the auditing standards. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 up through August 7, 2009, the date these financial statements were issued. During this period we did not have any material subsequent events.

FSP FAS 107-1 and APB 28-1 - Effective June 30, 2009, we implemented FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1, amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have any impact on our financial position or results of operations but has resulted in additional disclosure of the fair values attributable to our marketable securities in the consolidated financial statements.

FSP FAS 115-2 and FAS 124-2 - Effective June 30, 2009, we adopted FASB Staff Position FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to investments in debt securities. This standard is effective for periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material effect on our financial position or results of operations. We will continue to evaluate the impact on financial statements at each interim reporting period.

FSP FAS 157-4 - Effective June 30, 2009, we implemented FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This standard is effective for periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our financial position or results of operations.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Primary Market Risk Exposures

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our cash, short-term marketable securities, and long-term marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2009, we believe the decline in fair market value of our investment portfolio would be immaterial. Marketable securities at June 30, 2009 consist of $46.1 million in five funds that invest in U.S. Treasury securities and related interest and $6.4 million in the Columbia Fund. In December 2007, the Columbia Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. As a result, we reclassified the securities in the Columbia Fund from cash equivalents to short-term marketable securities as the Columbia Fund was no longer expected to have a maturity of less than 90 days. We deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 87% of its carrying value at June 30, 2009 and we do not expect to recover the value of our investment in liquidation. Since December 6, 2007, we have received disbursements of approximately $41.2 million from the Columbia Fund including the most recent disbursement of $1.3 million occurring on July 22, 2009 at approximately 88% of its original value. While it is our intent to liquidate securities in the Columbia Fund in future periods to reduce our exposure to future deterioration of these securities, we believe that our operating results and cash flows could be affected significantly by market value adjustments to the Columbia Fund. There can be no assurance that we will not have to take additional losses on the Columbia Fund.

Currency Exchange Rates

Our foreign subsidiaries’ functional currency is the Euro. Therefore, our investment in our foreign subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of stockholders’ equity. Had a 10% depreciation in foreign currencies occurred relative to the U.S. dollar as of June 30, 2009, the result would have been a reduction of stockholders’ equity of approximately $5.9 million.

Fair Value of Financial Instruments

At June 30, 2009, our financial instruments consist primarily of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, and accounts payable. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2009, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the first quarter of our fiscal year ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2009, which could materially affect our business, financial condition or future results. To the best of our knowledge, the only material changes to the risk factors described in our Annual Report on Form 10-K are to replace the similarly titled risk factors in the annual report with the risk factors set forth below.

Our short term marketable securities are subject to market risks and decreased liquidity.

Our short-term marketable securities at June 30, 2009 consist of $46.1 million in five funds that invest in U.S Treasury securities $6.4 million in the Columbia Fund and related interest. In December 2007, the Columbia Fund ceased accepting redemption requests from investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. As a result, we reclassified the securities in the Columbia Fund from cash equivalents to short-term marketable securities as the Columbia Fund was no longer expected to have a maturity of less than 90 days. We deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 87% of its carrying value at June 30, 2009 and the Company did not expect to recover the value in liquidation. This determination of the fair value of our holdings in the Columbia Fund requires significant judgment or estimation. As discussed in Note 3, certain of these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity. The Columbia Fund has been liquidated during calendar 2008 and is expected to continue making redemptions through the next twelve months. Since December 6, 2007, we have received disbursements of approximately $41.2 million from the Columbia Fund including the most recent disbursement of $1.3 million occurring on July 22, 2009 at approximately 88% of its original value. We expect conditions in the credit markets to remain uncertain for the foreseeable future. While it is our intent to liquidate securities in the Columbia Fund in future periods to reduce our exposure to future deterioration of these securities, we believe that operating results or cash flows could be affected significantly by fair value adjustments to the Columbia Fund. There can be no assurance that we will not have to take additional losses on the Columbia Fund.

If we are unable to develop additional, high-quality manufacturing capacity, our growth may be limited and our business could be seriously harmed.

To be successful, we believe we will need to increase our manufacturing capacity. We do not have experience in manufacturing our Impella products in the commercial quantities that might be required to meet potential demand, nor do we have experience manufacturing our other products in large quantities. We may encounter difficulties in scaling up manufacturing of our products, including problems related to product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures and lack of skilled personnel. If we cannot hire, train and retain enough experienced and capable scientific and technical workers, we may not be able to manufacture sufficient quantities of our current or future products at an acceptable cost and on time, which could limit market acceptance of our products or otherwise damage our business. In order for our manufacturing to meet the expected demand for our Impella 2.5 product, we have been implementing process improvements on the Impella production line at our manufacturing facility in Aachen, Germany to increase the output that we can produce at the facility. In addition to programs designed to further increase yield and capacity levels, we plan to incrementally expand manufacturing employment in Aachen and relocate selected sub-assembly production to external vendors and our manufacturing facility in Danvers, Massachusetts. We have deferred the start up activities at our Athlone, Ireland manufacturing facility and plan to monitor the capacity enhancements in Aachen, Germany prior to finalizing the location of a second production line. If we are unable to implement these process improvements on a timely basis, it could inhibit our revenue growth.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Share Purchase Agreement for the acquisition of Impella Cardio Systems AG, dated April 26, 2005.		8-K	May 16, 2005	2.1

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

11.1	Statement regarding computation of Per Share Earnings (see Note 11, Notes to Condensed Consolidated Financial Statements).	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Abiomed, Inc.

Date: August 7, 2009	/s/ Robert L. Bowen
Robert L. Bowen
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)