Form 10-Q
period 2009-09-30
ABIOMED INC
filed 2009-11-06
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 4, 2009, there were 37,485,461 shares outstanding of the registrant’s Common Stock, $.01 par value.

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

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2009	March 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,782	$1,785
Short-term marketable securities	49,548	55,394
Accounts receivable, net	13,403	15,724
Inventories	14,111	14,777
Prepaid expenses and other current assets	992	809

Total current assets	80,836	88,489
Property and equipment, net	7,540	7,792
Intangible assets, net	3,996	4,359
Goodwill	40,310	31,295
Long-term marketable securities	—	3,721
Other assets	302	302

Total assets	$132,984	$135,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,239	$5,550
Accrued expenses	9,654	10,818
Deferred revenue	1,237	1,211

Total current liabilities	16,130	17,579
Long-term deferred tax liability	2,554	2,086
Other long-term liabilities	410	310

Total liabilities	19,094	19,975

Commitments and contingencies (Note 11)
Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	375	367
Authorized - 100,000,000 shares; Issued - 37,520,065 shares at September 30, 2009 and 36,736,843 shares at March 31, 2009;
Outstanding - 37,469,111 shares at September 30, 2009 and 36,685,889 shares at March 31, 2009
Additional paid-in-capital	370,169	362,097
Accumulated deficit	(259,425)	(243,991)
Treasury stock at cost - 50,954 shares at September 30, 2009 and March 31, 2009	(827)	(827)
Accumulated other comprehensive income (loss)	3,598	(1,663)

Total stockholders’ equity	113,890	115,983

Total liabilities and stockholders’ equity	$132,984	$135,958

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Product	$19,725	$19,777	$39,314	$36,047
Funded research and development	297	222	621	309

Total Revenue	20,022	19,999	39,935	36,356

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	5,446	4,793	10,518	10,420
Research and development	6,786	6,850	12,769	12,994
Selling, general and administrative	14,816	13,898	30,783	27,412
Amortization of intangible assets	371	411	725	837

	27,419	25,952	54,795	51,663

Loss from operations	(7,397)	(5,953)	(14,860)	(15,307)

Other income and expense:
Investment income (expense), net	53	(43)	97	201
Other (expense) income, net	(88)	(61)	(203)	80

	(35)	(104)	(106)	281

Loss before provision for income taxes	(7,432)	(6,057)	(14,966)	(15,026)
Provision for income taxes	242	273	468	418

Net loss	$(7,674)	$(6,330)	$(15,434)	$(15,444)

Basic and diluted net loss per share	$(0.21)	$(0.18)	$(0.42)	$(0.46)
Weighted average shares outstanding	36,924	34,475	36,736	33,393

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended September 30,
	2009	2008
Operating activities:
Net loss	$(15,434)	$(15,444)
Adjustments required to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,611	2,570
Bad debt expense	52	247
Stock-based compensation	3,698	5,114
Write-down of inventory	1,154	1,217
Loss on disposal of fixed assets	58	93
Deferred tax provision	468	337
Change in unrealized loss on short-term marketable securities	(72)	(183)
Changes in assets and liabilities source (use):
Accounts receivable	2,508	(1,056)
Inventories	(569)	(4,295)
Prepaid expenses and other current assets	(148)	684
Accounts payable	(170)	(2,640)
Accrued expenses	(1,352)	(1,754)
Deferred revenue	1	(245)

Net cash used for operating activities	(7,195)	(15,355)

Investing activities:
Purchases of short-term marketable securities	(4,271)	(53,824)
Proceeds from the sale and maturity of short-term marketable securities	14,216	26,868
Contingent milestone payment on acquisition	(1,750)	—
Expenditures for property and equipment	(1,417)	(1,410)

Net cash provided by (used for) investing activities	6,778	(28,366)

Financing activities:
Issuance of common stock	—	41,970
Proceeds from the exercise of stock options	383	3,564
Payment in lieu of issuance of stock for payroll taxes	—	(658)
Proceeds from the issuance of stock under the employee stock purchase plan	170	117

Net cash provided by financing activities	553	44,993

Effect of exchange rate changes on cash	861	(398)

Net increase in cash and cash equivalents	997	874
Cash and cash equivalents at beginning of period	1,785	2,042

Cash and cash equivalents at end of period	$2,782	$2,916

Supplemental disclosures:
Common shares issued as acquisition consideration	$3,827	$5,574
Fixed asset additions included in accounts payable	149	530
Reclassification of short-term marketable securities to restricted securities	—	22,739

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

1. Nature of Business and Basis of Preparation

Abiomed, Inc. (the “Company” or “Abiomed”) is a provider of medical devices in circulatory support that offers a continuum of care in heart recovery to acute heart failure patients. The Company’s strategy is focused on establishing heart recovery as the goal for all acute cardiac attacks. The Company’s products are designed to enable the heart to rest, heal and recover by improving blood flow and/or performing the pumping function of the heart. The products can be used in a broad range of clinical settings, including by cardiologists for patients who are in pre-shock or in need of prophylactic support in the cardiac catheterization lab, or cath lab, and by heart surgeons for patients in profound shock. Abiomed is focused on increasing awareness of heart recovery and establishing it as the goal for all acute patients experiencing cardiac attacks, or heart attacks, with failing but potentially recoverable hearts. The Company expects that recovery awareness and utilization of its products will significantly increase the number of patients able to return home from the hospital with their own hearts.

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

2. Significant Accounting Policies

Goodwill and Intangible Assets

The Company assesses the realizability of goodwill annually, at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. The Company’s ability to realize the value of the goodwill will depend on the future cash flows of the business. If the Company is not able to realize the value of goodwill, the Company may be required to incur material charges relating to the impairment of those assets. The Company completed its annual review of goodwill as of October 31, 2008 and determined that no write-down for impairment was necessary. The Company updated its impairment review as of March 31, 2009 due to certain triggering events and concluded that no write-down for impairment was necessary. No triggering events have occurred through September 30, 2009 which would require another impairment assessment prior to the next annual review.

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

Government-sponsored research and development contracts and grants generally provide for payment on a cost-plus-fixed-fee basis. Revenues from these contracts and grants are recognized as work is performed, provided the government has appropriated sufficient funds for the work. Under contracts in which the Company spends significantly more on the development project during the term of the contract than the total contract amount, the Company prospectively recognizes revenue on such contracts ratably over the term of the contract as related research and development costs are incurred.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share data)

Stock-Based Compensation

The fair value of each stock option the Company grants is estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated based on historical volatility of the Company’s stock. The calculation of the fair value of the options is net of estimated forfeitures. The expected term of options represents the period of time that options granted are expected to be outstanding. Management estimates the average expected life based on historical experience of our option exercises. Forfeitures are estimated based on an analysis of actual option forfeitures, adjusted to the extent historical forfeitures may not be indicative of forfeitures in the future. In addition, an expected dividend yield of zero is used in the option valuation model because the Company does not pay dividends and does not expect to pay any cash dividends in the foreseeable future.

The estimated fair value of all awards is recognized as compensation expense on a straight-line basis over the service period. Accruals of compensation cost for an award with a performance condition is based on the probable outcome of the performance conditions. The cumulative effects of changes in the probability outcomes are recorded in the period in which the changes occur.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

In September 2009, an update was made to “Fair Value Measurements and Disclosures – Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in “Financial Services-Investment Companies” as of the reporting entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the “Fair Value Measurements and Disclosures” guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update will be effective for the Company beginning October 1, 2009. Management is evaluating the effect that adoption of this update will have, if any, on the Company’s consolidated financial position and results of operations when it becomes effective.

In October 2009, an update was made to “Revenue Recognition – Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning April 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company’s consolidated financial position and results of operations when it becomes effective in fiscal 2012.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share data)

Note 3. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three categories:

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

The following table presents information about the Company’s marketable securities, excluding accrued interest, that are measured at fair value on a recurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
	(in $000's)
Assets:
Columbia Strategic Cash Portfolio	$—	$—	$2,169	$2,169
U.S. Treasury Securities	47,374	—	—	47,374

	$47,374	$—	$2,169	$49,543

The Columbia Fund is an investment portfolio fund sponsored by Bank of America that contained approximately $100 million in assets at September 30, 2009. Most of the securities in the Columbia Fund have their fair values determined through readily available market data, but there are some securities in the Columbia Fund for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Given current market conditions, as these securities are not actively traded, certain significant inputs (e.g. yield curves, spreads, prepayments and volatilities) are unobservable. These securities are valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity. As a result, the Company has categorized these securities in Level 3 of the fair value hierarchy. At September 30, 2009, approximately 61% of the assets in the Columbia Fund were invested in mortgage-backed securities (U.S. subprime and non-subprime residential mortgages, U.S. commercial mortgages and foreign residential mortgages) and asset-backed securities (credit card, auto loan and student loan backed securities). The remaining assets in the Fund are in cash, corporate bonds and other assets.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share data)

The table below provides a summary of the changes in fair value, including net transfers, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended September 30, 2009:

Level 3
Columbia Strategic Cash Portfolio
(in $000's)

Balance at March 31, 2009	$7,006
Total realized gains included in earnings	73
Unrealized gain included in accumulated other comprehensive income	306
Cash received in settlement	(5,216)

Balance at September 30, 2009	$2,169

Note 4. Marketable Securities

The Company has marketable securities at September 30, 2009 and March 31, 2009 that consist of and are classified on the balance sheet as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in $000's)
At September 30, 2009:
Columbia Strategic Cash Portfolio	$2,457	$—	$(288)	$2,169
US Treasury Securities	47,374	$—	—	47,374
Accrued Interest	5	—	—	5

	$49,836	—	$(288)	$49,548

At March 31, 2009:
Columbia Strategic Cash Portfolio	$8,404	$—	$(1,398)	$7,006
US Treasury Securities	52,102	$—	—	52,102
Accrued Interest	7	—	—	7

	$60,513	—	$(1,398)	$59,115

The Columbia Fund is comprised of investments in cash, corporate bonds, other assets, mortgage-backed securities and asset-backed securities. On December 6, 2007, the Columbia Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. The Company deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 88% of its carrying value at September 30, 2009 and the Company did not expect to recover the original value of its investment. Since December 6, 2007, the Company has received disbursements of approximately $44.2 million, or 95% of its original units in the Columbia Fund, including the most recent disbursement of $3.0 million occurring on September 29, 2009 at approximately 88% of original value. The remaining balance in the Columbia Fund is expected to be distributed to the Company during the next twelve months. Accordingly, the Company has recorded the remaining balance of its holdings in the Columbia Fund as short term marketable securities as of September 30, 2009.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share data)

Note 5. Inventories

The components of inventories are as follows:

	September 30, 2009	March 31, 2009
	(in $000's)
Raw materials and supplies	$4,755	$4,635
Work-in-progress	2,648	2,509
Finished goods	6,708	7,633

	$14,111	$14,777

All of the Company’s inventories relate to circulatory care product lines that include the Impella, iPulse, AB5000, BVS 5000, Portable Driver and AbioCor product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead. During the three months ended September 30, 2009 and 2008, respectively, the Company recorded $0.6 million and $0.5 million in write downs of inventory for excess quantities and obsolescence. During each of the six months ended September 30, 2009 and 2008, the Company recorded $1.2 million in write downs of inventory for excess quantities and obsolescence.

From time to time, the Company loans finished goods inventory on a short-term basis to customers for demonstration purposes and this inventory is generally amortized over a one to five year life. The Company had $1.3 million in demo inventory at each of September 30, 2009 and March 31, 2009, respectively. Amortization expense related to demo inventory was $0.2 million for each of the three months ended September 30, 2009 and 2008, respectively. Amortization expense related to demo inventory was $0.8 million and $0.6 million for the six months ended September 30, 2009 and 2008, respectively.

Note 6. Goodwill and Intangible Assets

The carrying amount of goodwill at September 30, 2009 and March 31, 2009 was $40.3 million and $31.3 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, or Impella. The goodwill activity for the six months ended September 30, 2009 is as follows:

(in $000's)
Balance at March 31, 2009	$31,295
Purchase price adjustments - milestone payment to Impella	5,583
Exchange rate impact	3,432

Balance at September 30, 2009	$40,310

In April 2009, the Company received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, of its Impella 5.0 product, triggering an obligation to pay an additional $5.6 million payment related to the May 2005 acquisition of Impella. During the quarter ended June 30, 2009, the Company paid $1.8 million of this final milestone payment in cash and elected to pay the remaining amount through the issuance of approximately 663,535 shares of its common stock. This transaction was recorded as an increase to goodwill of $5.6 million. The Company has no further contingent payments related to its acquisition of Impella.

The components of intangible assets are as follows:

	September 30, 2009			March 31, 2009
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	(in $000's)			(in $000's)
Patents	$7,341	4,663	$2,678	$6,725	$3,800	$2,925
Trademarks and tradenames	373	228	145	342	185	157
Distribution agreements	715	451	264	652	365	287
Acquired technology	2,464	1,555	909	2,247	1,257	990

	$10,893	6,897	$3,996	$9,966	$5,607	$4,359

Amortization of intangible assets was $0.4 million for each of the three months ended September 30, 2009 and 2008. Amortization of intangible assets was $0.8 million for each of the six months ended September 30, 2009 and 2008. The Company’s expected amortization expense will be $1.1 million for the six months ending March 31, 2010, $1.5 million for fiscal 2011, and $1.4 million for fiscal 2012.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share data)

Note 7. Stock-Based Compensation

Total stock-based compensation recognized in the Company’s condensed consolidated statements of operations for the three and six months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(in $000's)		(in $000's)
Cost of product revenue	$138	$99	$255	$201
Research and development	389	736	518	1,127
Selling, general and administrative	1,471	2,563	2,925	3,786

	$1,998	$3,398	$3,698	$5,114

The $2.0 million in stock-based compensation expense for the three months ended September 30, 2009 includes $1.6 million related to stock options and $0.4 million related to restricted stock and the Company’s Employee Stock Purchase Plan (“ESPP”). The $3.4 million in stock-based compensation expense for the three months ended September 30, 2008 includes $1.2 million related to stock options and $2.2 million related to restricted stock and the Company’s ESPP. Stock compensation related to restricted stock is primarily related to performance share awards, as described in more detail below.

The $3.7 million in stock-based compensation expense for the six months ended September 30, 2009 includes $2.9 million related to stock options and $0.8 million related to restricted stock and the Company’s ESPP. The $5.1 million in stock-based compensation expense for the six months ended September 30, 2008 includes $2.5 million related to stock options and $2.6 million related to restricted stock and the Company’s ESPP.

The remaining unrecognized stock-based compensation expense for unvested stock option awards at September 30, 2009 was approximately $9.5 million, net of forfeitures, and the weighted-average time over which this cost will be recognized is 1.5 years. Benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow rather than as an operating cash flow. Because the Company has not recognized the benefit of tax deductions in excess of recognized compensation cost due to its net operating loss position, this had no impact on the Company’s consolidated statement of cash flows for the six months ended September 30, 2009 and 2008.

Stock Option Activity

The following table summarizes the stock option activity for the six months ended September 30, 2009:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2009	4,583	$12.32
Granted	1,429	6.03
Exercised	(45)	8.42
Cancelled	(302)	15.24

Outstanding at September 30, 2009	5,665	$10.61	7.10	$7,131

Exercisable at September 30, 2009	3,070	$11.70	5.50	$1,494

The total intrinsic value of options exercised during the six months ended September 30, 2009 and 2008 was $30,000 and $2.9 million, respectively. The total fair value of options vested during the six months ended September 30, 2009 and 2008 was $4.8 million and $1.2 million, respectively.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share data)

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The fair value of options granted during the three and six months ended September 30, 2009 and 2008 were calculated using the following weighted-average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	2.64%	2.88%	2.46%	3.01%
Expected option life (years)	5.22	5.21	5.24	5.12
Expected volatility	52.7%	48.2%	54.0%	49.3%

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

The weighted-average grant-date fair value for options granted during the six months ended September 30, 2009 and 2008 was $2.97 and $6.61 per share, respectively.

Restricted Stock

The following table summarizes restricted stock activity for the six months ended September 30, 2009:

	Six Months Ended September 30, 2009
	Number of Shares (in 000's)	Weighted Average Grant Date Fair Value
Restricted stock awards at March 31, 2009	480	$16.77
Granted	50	7.67
Vested	(30)	13.80
Cancelled	(25)	18.63

Restricted stock awards at September 30, 2009	475	$15.90

The remaining unrecognized compensation expense for restricted stock awards at September 30, 2009 was approximately $3.2 million and the weighted-average time over which this cost will be recognized is 1.5 years.

Performance Based Awards

Included in the stock option and restricted stock activity discussed above are certain awards granted in fiscal years 2009 and 2010 that contain performance based vesting.

In August 2008, 406,250 shares of restricted common stock and options to purchase 93,750 shares of common stock were issued to certain executive officers and certain members of senior management of the Company, all of which would vest upon achievement of certain sales and profitability performance targets in fiscal years 2009 through 2011. In March 2009, the Company met one of the prescribed performance milestones and a portion of these shares and stock options vested. In August 2009, 50,000 additional shares of restricted stock were issued to certain executive officers of the Company, which have the same vesting milestones based on fiscal 2010 and 2011 performance targets.

During the three months ended September 30, 2009, the Company determined that it was not probable it would meet one of the prescribed performance milestones for fiscal 2010. As a result, it reversed $0.4 million that had been recorded as stock-based compensation expense prior to July 1, 2009. At September 30, 2009, the Company has determined that it is probable that it would meet the prescribed performance milestone for fiscal 2011.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share data)

In May 2009, options to purchase 328,500 shares of the Company’s common stock were granted to certain senior management and executive officers of the Company, all of which could vest on March 31, 2010 upon achievement of a certain prescribed performance milestone. The remaining stock compensation expense for these options is being recognized through March 31, 2010 based on the probability of achieving the performance milestone. At September 30, 2009, the Company continues to believe that it is probable that it would meet the prescribed performance milestone for fiscal 2010.

Through September 30, 2009, the Company has accrued $2.4 million in stock-based compensation cost for shares and options in which the prescribed performance milestones have been achieved or are probable of being achieved. The remaining unrecognized compensation expense related to these shares at September 30, 2009 is $2.5 million based on the Company’s current assessment of probability of achieving the performance milestones.

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

As of September 30, 2009, the Company has accumulated a net deferred tax liability in the amount of $2.6million which is the result of a difference in accounting for the Company’s goodwill which is amortized over 15 years for tax purposes, but not amortized for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period. The Company recorded a provision for income taxes of $0.2 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively. The Company recorded a provision for income taxes of $0.5 million and $0.4 million for the six months ended September 30, 2009 and 2008, respectively.

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

Note 9. Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(in $000's)		(in $000's)
Net loss	$(7,674)	$(6,330)	$(15,434)	$(15,444)
Foreign currency translation adjustments	2,322	(6,248)	4,955	(6,381)
Unrealized gain on marketable securities	27	—	306	—

Comprehensive loss	$(5,325)	$(12,578)	$(10,173)	$(21,825)

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share data)

The following table summarizes the components of accumulated other comprehensive income as of September 30, 2009 and March 31, 2009:

	September 30, 2009	March 31, 2009
	(in $000's)
Foreign currency translation adjustments	$3,292	$(1,663)
Unrealized gain on marketable securities	306	—

	$3,598	$(1,663)

Note 10. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock from outstanding stock options and warrants based on the treasury stock method. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported basic and dilutive loss per share is the same value.

Excluded from the calculation of diluted weighted-average shares outstanding are stock options outstanding in the amount of approximately 5,665,000 and 4,579,000 as of September 30, 2009 and 2008, respectively and unvested shares of restricted stock in the amount of approximately 475,000 shares and 590,000 shares as of September 30, 2009 and 2008, respectively.

Note 11. Commitments and Contingencies

Litigation

From time-to-time, the Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management presently believes that the outcome of each such other proceedings or claims which are pending or known to be threatened, or all of them combined, is not expected to have a material adverse effect on the Company’s financial position, cash flow and results. At September 30, 2009, the Company did not have any pending litigation.

Note 12. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 55% and 62% of the Company’s total consolidated assets are located within the U.S. as of September 30, 2009 and March 31, 2009, respectively. Remaining assets are located in Europe, primarily related to the Company’s Impella production facility, and include goodwill and intangibles of $44.2 million and $35.5 million at September 30, 2009 and March 31, 2009, respectively, associated with the Impella acquisition from May 2005. Total assets in Europe excluding goodwill and intangibles amounted to 12% and 11%, respectively, of total consolidated assets at September 30, 2009 and March 31, 2009. For the three months ended September 30, 2009 and 2008, international sales accounted for 8% and 13% of total product revenue, respectively. For the six months ended September 30, 2009 and 2008, international sales accounted for 9% and 12% of total product revenue, respectively.

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

OVERVIEW

We are a provider of medical devices in circulatory support and we offer a continuum of care in heart recovery to acute heart failure patients. Our strategy is focused on establishing heart recovery as the goal for all acute cardiac attacks. Our products are designed to enable the heart to rest, heal and recover by improving blood flow and/or performing the pumping function of the heart. We believe we are the only company with commercially available cardiac assist devices approved for heart recovery from all causes by the FDA, and our products have been used to treat thousands of patients to date. Our products can be used in a broad range of clinical settings, including by heart surgeons for patients in profound shock and by interventional cardiologists for patients who are in shock, pre-shock or in need of prophylactic support in the cardiac catheterization lab, or cath lab. Our circulatory care products are designed to provide hemodynamic support for acute patients from the cath lab to the surgery suite, with a goal of heart recovery and sending the patient home with his or her native heart. We believe heart recovery is the optimal clinical outcome for patients because it provides a better quality of life than alternatives. In addition, we believe heart recovery is the most cost-effective path for the healthcare system. Since 2004, our executive team has focused our efforts on expanding our product portfolio. We have significantly increased our product portfolio, which now includes several circulatory care products that either have been approved or cleared by the FDA in the U.S., have received CE mark approval in Europe, or have received registration or regulatory approval in numerous other countries. We also have additional new circulatory care products under development.

Our strategic focus and the driver of the most recent revenue growth in our business is the market penetration of our Impella 2.5 product, which received 510(k) clearance in June 2008. In addition to the 510(k) clearance, we are also conducting clinical trials of our Impella 2.5 for additional indications of use, with the goal of establishing Impella as the standard of care in the cath lab. We received 510(k) clearance in April 2009 for our Impella 5.0 and Impella LD devices, which are larger and provide circulatory support with up to 5.0 liters of flow per minute. The U.S. commercial launch of Impella 5.0 and Impella LD began in the first quarter of fiscal 2010.

In order for our manufacturing to meet the expected demand for our Impella 2.5 product, we have been implementing process improvements on the Impella production line at our manufacturing facilities in Aachen, Germany to increase the output that we can produce at the facility. In addition to further process improvement programs designed to further increase yield and capacity levels, we plan to incrementally expand manufacturing employment in Aachen and relocate selected sub-assembly production to external vendors and our manufacturing facility in Danvers, Massachusetts. We have deferred the start up activities at our Athlone, Ireland manufacturing facility and plan to monitor the capacity enhancements in Aachen, Germany prior to finalizing the location of a second production line. As of September 30, 2009, we have $1.5 million in fixed assets located in our Athlone facility.

Revenues from our other heart recovery products, largely focused on the heart surgery suite, have been lower recently as we have strategically shifted our sales and marketing efforts towards our Impella products and the cath lab. In March 2009, we received FDA approval under a pre-market approval, or PMA, supplement for an AB 5000 portable driver. This clearance allows for immediate commercial shipment of the AB5000 portable driver to U.S. hospitals for in hospital and transport use. The out of hospital use is being studied in a patient discharge clinical trial. We believe that the added mobility afforded by the portable driver will help our overall AB5000 revenues. Our BVS product was launched 17 years ago and revenue from this product has been declining as AB5000, our next-generation product for heart recovery, is designed to provide a longer duration of support than the BVS 5000 and, when used with the portable driver, facilitates patient mobility in the hospital. We expect revenue from BVS to continue to decline as our customers transition to AB5000 disposables and our new Impella products. In addition, we expect that revenues from sales of our replacement heart product, the AbioCor, will be an immaterial portion of our total revenues for the foreseeable future as our primary strategic focus is centered around heart recovery for acute heart failure patients. We have not recognized any AbioCor revenue during the first six months of fiscal 2010.

We have incurred net losses since our inception, including net losses of $15.5 million for the six months ended September 30, 2009. We expect to incur additional net losses in the future as we continue to expand our commercial infrastructure and invest in clinical trials and research and development expenses related to our products.

Our financial condition has been improved by our public offering in August 2008, which yielded us approximately $42.0 million in net proceeds after deducting offering expenses. We expect that our existing cash resources, together with our revenues, will be sufficient to fund our operations for at least the next 12 months.

Impella 2.5, Impella 5.0, and Impella LD

Our Impella 2.5 catheter, Impella 5.0 catheter, and Impella LD are percutaneous micro heart pumps with integrated motors and sensors for use in interventional cardiology and heart surgery. These devices are designed for use by interventional cardiologists to support pre-shock patients in the cath lab who may not require as much support as patients in the surgery suite or first use in surgery for patients who may require assistance to maintain their circulation. Our Impella 2.5 device received 510(k) clearance from the FDA in June 2008 for partial circulatory support for up to six hours and our Impella 5.0 and Impella LD devices received 510(k) clearance in April 2009, for circulatory support for up to six hours. Our Impella devices have CE mark approval in Europe and are approved in over 40 countries

In addition, we are pursuing FDA approval for our Impella heart pumps through a pre-market approval, or PMA path, for our Impella 2.5 and 5.0 products. In August 2007, we received approval from the FDA to begin a high-risk percutaneous coronary intervention, or PCI, pivotal clinical trial, known as the Protect II study, for the Impella 2.5. This approval was based on the submission of the clinical results of the safety pilot clinical trial. The pivotal study will determine the safety and effectiveness of the Impella 2.5 as compared to optimal medical management with an intra-aortic balloon, or IAB, during “high-risk” angioplasty procedures. The study inclusion criteria have been extended to include patients with triple vessel disease with low ejection fraction. The study is approved under category B2 status and the trial sites are eligible for full reimbursement from the Centers for Medicare and Medicaid Services, or CMS. The randomized pivotal study, in which 654 patients at up to 150 hospitals will undergo a high-risk PCI procedure, is comprised of two arms comparing nearly equal number of Impella 2.5 supported patients and IAB supported patients during the procedure. Patients receiving the Impella 2.5 can be supported for up to five days as a left ventricular assist device, or VAD. As of September 30, 2009, approximately 100 hospitals are participating in the Protect II study and a total of 290 patients have completed the Protect II study, or 44% of the 654 patients required. Based on current trial enrollment rates, we expect to complete the Protect II study in 2012.

In March 2008, we received approval from the FDA to begin a second pivotal study for our Impella 2.5 in the U.S. under an investigational device exemption, or IDE, for hemodynamically unstable patients undergoing a PCI procedure due to acute myocardial infarction, or AMI, commonly referred to as heart attack. The AMI study, known as Recover II, will determine the safety and effectiveness of the Impella 2.5 as a left ventricular assist device for heart attack patients as compared to optimal medical management with an IAB. The study is approved under category B2 status and the trial sites are eligible for full CMS reimbursement. The randomized study, at up to 150 hospitals, is comprised of two arms; those patients that receive the Impella 2.5 for up to five days and patients that receive IAB therapy. The study will compare 192 Impella 2.5 patients to 192 IAB patients relative to a composite end point comparing safety and efficacy. The proposed primary endpoint will be a composite endpoint of major events assessed at 30 days post-AMI. These major events include but are not limited to: death, acute renal failure, and need for a major cardiovascular operation. The secondary endpoint will be a composite of cardiac function such as ejection fraction, requirement for inotropic support and cardiac power output. There are estimated to be approximately 100,000 AMI anterior infarct patients annually in the U.S. and these patients suffer failure of the left ventricle, the large main pumping muscle of the heart. Feasibility studies suggest that of heart attack patients, these are the patients that can be most helped by the Impella 2.5 technology.

In September 2009, we suspended further administrative progress towards new site activation on the Recover II study while exploring changes in the study design. Because Recover II is a pivotal trial conducted under IDE, any changes in the study design need to be approved by the FDA. This process is likely to take at least 3 to 6 months. In the interim period, sites that have been pursuing inclusion in the Recover II study have been encouraged to continue to build proficiency in the urgent and emergent application of Impella through general use of the device to treat AMI patients. Establishing this proficiency remains a necessity to participate in any AMI study.

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

AB5000 and BVS 5000

We manufacture and sell the AB5000 Circulatory Support System and the BVS 5000 Biventricular Support System for the temporary support of acute heart failure patients in profound shock, including patients suffering from cardiogenic shock after a heart attack, post-cardiotomy cardiogenic shock, or myocarditis. We believe the AB5000 and BVS 5000 systems are the only commercially available cardiac assist devices that are approved by the FDA for all indications where heart recovery is the intended outcome, including patients who have undergone successful cardiac surgery and subsequently develop low cardiac output, or patients who suffer from acute cardiac disorders leading to hemodynamic instability. The BVS 5000 is 17 years old and the expectation is that sales will decline as customers in the surgery suite use other products, including AB5000 and Impella 5.0.

To support the AB5000 ventricle and BVS 5000 blood pump, as well as IABs, we developed our iPulse combination console. We believe the ability of the iPulse console to support multiple devices will make it more attractive than consoles designed to operate a single device. The new iPulse console will support procedures with associated Medicare reimbursement that extends across four diagnostic related groups, which further enhances its attractiveness to customers.

Portable Driver

We have developed the new Portable Circulatory Support Driver for both in-hospital and out-of-hospital patients. The Portable Driver is designed to support our AB5000 VAD. AB5000 is designed to provide either uni-ventricular or bi-ventricular support. Our FDA labeling approval of one year bench reliability for our AB5000 VAD complements the Portable Driver reliability. We received CE mark approval for our Portable Driver in March 2008 and in January 2008 we submitted for an IDE to conduct a patient discharge study in the U.S. In May 2008, we received conditional approval for the Portable Driver for this IDE to conduct a U.S. patient discharge study at 20 hospitals for 30 patients. In March 2009, we received FDA approval of our PMA supplement for the AB Portable™ Driver. This clearance allows for immediate commercial shipment of the device to U.S. hospitals for in hospital and transport use. Out-of-hospital use is being studied in a clinical trial, which, when successfully completed, would allow patients to go home while waiting for recovery.

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

We received a Humanitarian Device Exemption, or HDE, supplement approval from the FDA for product enhancement of the AbioCor in January 2008. HDE approval signifies that no comparable alternative therapy exists for patients facing imminent death without the technology. HDE approval allows the AbioCor to be made available to a limited patient population, with no more than 4,000 patients receiving the technology in the U.S. each year under HDE approval limits. Because the AbioCor is only available to a limited patient population, we do not expect that demand will meet the 4,000 patient limit under HDE approval. As a result, we have no current plans to seek a broader regulatory approval of the AbioCor. We began selling the AbioCor in the fourth quarter of fiscal 2008 in a controlled roll-out to a limited number of heart centers in the U.S. We have selected the following sites to date as AbioCor centers: The Johns Hopkins Hospital in Baltimore, MD; Robert Wood Johnson University Hospital in New Brunswick, NJ; and St. Vincent’s Hospital in Indianapolis, IN. We are unable to determine how many patient procedures will be performed after the centers are trained; however, we do not expect it to be a material number. In May 2008, we received a positive National Coverage Determination, or NCD, from CMS to reimburse hospitals for the cost of the AbioCor replacement heart and the cost of implanting the device as part of Coverage with Evidence Development, or CED. Three insurance companies have existing coverage policies for the AbioCor: Cigna, Humana and Healthnet. In June 2009, the first AbioCor patient procedure under HDE approval was performed at Robert Wood Johnson University Hospital. This patient died on August 23, 2009, due to post-operative conditions unrelated to the AbioCor. We do not expect that revenues from sales of the AbioCor will be a material portion of our total revenues for the foreseeable future as our primary strategic focus is centered around heart recovery for acute heart failure patients. We did not record any revenue from sales of the AbioCor during the six months ended September 30, 2009.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues (which includes revenues from products and funded research and development) for the three and six months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Product	98.5%	98.9%	98.4%	99.1%
Funded research and development	1.5	1.1	1.6	0.9

	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	27.2	24.0	26.3	28.7
Research and development	33.9	34.2	32.0	35.7
Selling, general and administrative	74.0	69.5	77.1	75.4
Amortization of intangible assets	1.9	2.1	1.8	2.3

	136.9	129.8	137.2	142.1

Loss from operations	(36.9)	(29.8)	(37.2)	(42.1)

Other income and expense:
Investment income (expense), net	0.3	(0.2)	0.2	0.6
Other (expense) income, net	(0.4)	(0.3)	(0.5)	0.2

	(0.2)	(0.5)	(0.3)	0.8

Loss before provision for income taxes	(37.1)	(30.3)	(37.5)	(41.3)
Provision for income taxes	1.2	1.4	1.2	1.1

Net loss	(38.3)%	(31.7)%	(38.6)%	(42.4)%

Three and six months ended September 30, 2009 compared with the three and six months ended September 30, 2008

Revenues

Our revenues are comprised of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(in $000’s)		(in $000’s)
Impella	$13,176	$10,507	$25,204	$16,299
Other	6,549	9,270	14,110	19,748

Total product revenues	19,725	19,777	39,314	36,047
Funded research and development	297	222	621	309

Total revenues	$20,022	$19,999	$39,935	$36,356

Impella revenue encompasses our Impella 2.5, Impella 5.0, and Impella LD platforms. Our revenue from other products include AB5000, BVS5000, IAB, iPulse, Portable Driver, AbioCor and cannulae and related service agreements.

Total revenues of $20.0 million for the three months ended September 30, 2009 were essentially equal to total revenues for the three months ended September 30, 2008. Increases of Impella revenues were offset by a decline in other revenue, primarily BVS and AB5000.

Total revenues for the six months ended September 30, 2009 increased by $3.6 million, or 10%, to $39.9 million from $36.4 million for the six months ended September 30, 2008. The increase in revenue was primarily due to an increase in Impella revenue due to greater demand in the U.S. following Impella 510(k) clearance, partially offset by a decrease in other revenue attributable to our strategic focus on increasing penetration of our Impella products.

Impella revenues for the three months ended September 30, 2009 increased by $2.7 million, or 26% to $13.2 million from $10.5 million for the three months ended September 30, 2008. Impella revenues for the six months ended September 30, 2009 increased by $8.9 million, or 54% to $25.2 million from $16.3 million for the six months ended September 30, 2008. Most of our Impella revenue was from disposable product sales of Impella, primarily as a result of sales occurring after our 510(k) clearance. Our launch strategy of Impella includes providing consoles to initial sites at no cost with the purchase of disposables. Our focus for fiscal 2010 is concentrated on increasing utilization and clinical utility through sales force and physician training.

Other revenues for the three months ended September 30, 2009 decreased by $2.8 million or 30%, to $6.5 million from $9.3 million for the three months ended September 30, 2008. Other revenues for the six months ended September 30, 2009 decreased by $5.7 million or 29%, to $14.1 million from $19.8 million for the six months ended September 30, 2008. The decrease in other revenue was due to a decline in BVS and AB5000 disposable revenue as well as a decrease in console revenue supporting these product lines. We expect that BVS revenue will continue to decline as the product is 17 years old. We are hopeful that our recent 510(k) clearance for the Impella 5.0 in April 2009 will allow us an opportunity to reinvigorate AB5000 sales as we refocus our efforts on the surgery market.

We expect that demand in the U.S. for our Impella 2.5, Impella 5.0, and Impella LD products should increase and will comprise a higher percentage of total sales in the future based on recent 510(k) clearances of these products. and as we enroll more patients in our Impella clinical pivotal studies. As a result, we expect that our future revenue growth for the remainder of fiscal 2010 will come from our Impella product line, with no growth expected for most of our other products.

Cost of Product Revenues

Cost of product revenues for the three months ended September 30, 2009 increased by $0.6 million, or 13%, to $5.4 million from $4.8 million for the three months ended September 30, 2008. This resulted in gross profit for the three months ended September 30, 2009 of 73% compared to 76% for the three months ended September 30, 2008. The decrease in gross profit was due to costs incurred at our Athlone Ireland facility related to Impella 2.5 training runs, distribution of Impella demonstration disposables to customers for training purposes and write-offs of slow moving inventory associated with legacy products.

Cost of product revenues for the six months ended September 30, 2009 increased by $0.1 million, or 1%, to $10.5 million from $10.4 million for the six months ended September 30, 2008. This resulted in gross profit for the six months ended September 30, 2009 of 75% compared to 71% for the six months ended September 30, 2008. The increase in gross profit was due to higher reorders of Impella 2.5 disposables. We also had higher costs during the six months ended September 30, 2008 as we implemented console placements at no cost for Impella and iPulse.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2009 decreased by $0.1 million, or 1%, to $6.8 million from $6.9 million for the three months ended September 30, 2008. Research and development expenses for the three months ended September 30, 2009 and 2008 included $1.9 million and $2.3 million, respectively, in clinical trial expenses primarily associated with our Impella 2.5 and 5.0 U.S. trials. The decrease in clinical trial expenditures was due to lower site costs as the Company has enrolled most of the hospitals expected to participate in the Protect II study. Research and development expenses for the six months ended September 30, 2009 decreased by $0.2 million, or 2%, to $12.8 million from $13.0 million for the six months ended September 30, 2008, reflecting our spending on clinical trials as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2009 increased by $0.9 million, or 6%, to $14.8 million from $13.9 million for the three months ended September 30, 2008. The increase in selling, general and administrative expenses was mainly due to a $1.8 million increase in payroll costs related to the expansion of our U.S. commercial infrastructure to support the launch of the Impella platform following 510(k) clearance in the U.S, offset by a $1.1 million decrease in stock-based compensation primarily due to the achievement of a performance milestone in September 2008 on grants of restricted stock made in May 2008.

Selling, general and administrative expenses for the six months ended September 30, 2009 increased by $3.4 million, or 12%, to $30.8 million from $27.4 million for the six months ended September 30, 2008. The increase in selling, general and administrative expenses was mainly due to a $3.8 million increase in payroll costs related to the expansion of our U.S. commercial infrastructure to support the launch of the Impella platform following 510(k) clearance in the U.S offset by a $0.9 million decrease in stock-based compensation primarily due to the achievement of a performance milestone in September 2008 on grants of restricted stock made in May 2008.

We expect to increase our expenditures on sales and marketing activities for the remainder of fiscal 2010 and fiscal 2011, with particular investments in clinical personnel with cath lab expertise as well as training investments to support the efforts of the sales and clinical teams to drive recovery awareness for acute heart failure patients globally.

Amortization of Intangibles

Amortization of intangible assets was $0.4 million for both the three months ended September 30, 2009 and 2008, respectively, and $0.7 million and $0.8 million for the six months ended September 30, 2009 and 2008, respectively. Amortization expense primarily is related specifically to intangible assets acquired in the Impella acquisition.

Investment Expense and Income, net

Investment income, net, was $53,000 for the three months ended September 30, 2009, representing an increase of $96,000 from investment expense, net, of $43,000 for the three months ended September 30, 2008. The increase in investment income for the three months ended September 30, 2009 was due to interest income earned on the Company’s marketable securities and realized gains on Columbia Fund investments due to an increase in its market value.

Investment income, net, was $0.1 million for the six months ended September 30, 2009, representing a decrease of $0.1 million from investment income of $0.2 million for the six months ended September 30, 2008. The decrease in investment income for the three months ended September 30, 2009 was due to a reduction of investment income due to lower interest rates earned on marketable securities. Investment income and expense, net, consists primarily of interest earned on our cash and investments and changes in the value of the Columbia Fund.

Other (Expense) Income

The changes in other expense are mainly due to the impact of foreign currency exchange rates on our operations.

Provision for Income Taxes

We recorded a provision for income taxes of $0.2 million and $0.3 million for the three months ending September 30, 2009 and 2008, respectively. During the six months ended September 30, 2009 and 2008, we recorded a tax provision of $0.5 and $0.4 million, respectively. The income tax provision is primarily due to deferred tax related to our goodwill, which is amortizable over 15 years for tax purposes but not amortized for book purposes. The net deferred tax liability cannot be offset against our deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

Net Loss

During the three months ended September 30, 2009, we incurred a net loss of $7.7 million, or $0.21 per share, compared to a net loss of $6.3 million, or $0.18 per share, for the three months ended September 30, 2008. The increase in the net loss for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was due to increased sales and marketing expenses during the three months ended September 30, 2009 as we hired more sales and field clinical personnel to support utilization of our Impella platform.

During the six months ended September 30, 2009, we incurred a net loss of $15.4 million, or $0.42 per share, compared to a net loss of $15.4 million, or $0.46 per share, for the six months ended September 30, 2008. The net loss for the six months ended September 30, 2009 was due to the recent hire of sales and field personnel to support Impella activity in the U.S.

We expect to continue to incur net losses through at least fiscal 2011 as we plan to invest in expanding our global distribution to support revenue growth, continue our Impella pivotal studies, and invest in research and development in an effort to bring new products to market.

Liquidity and Capital Resources

At September 30, 2009, our cash, cash equivalents, and short-term marketable securities totaled $52.3 million, a decrease of $8.6 million compared to $60.9 million at March 31, 2009. We believe that our revenue from product sales together with existing resources, including net proceeds received from our public offering in August 2008, will be sufficient to fund our operations for at least the next twelve months.

Marketable securities at September 30, 2009 include $47.3 million held in funds that invest solely in U.S. Treasury securities and $2.1 million of investments held in the Columbia Fund. In December 2007, the Columbia Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. We deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 88% of its carrying value at September 30, 2009. Since December 6, 2007, we have received disbursements of approximately $44.2 million from the Columbia Fund including the most recent disbursement of $3.0 million occurring on September 29, 2009 at approximately 88% of its original value.

Our investments in the Columbia Fund have been frozen since December 2007 and we are subject to redemptions of these investments based on the discretion of the fund. When redemptions have occurred, we have realized losses on our original investment and we expect to incur losses on future redemptions. Since December 2007, we have incurred $2.6 million in realized losses and $0.3 million in unrealized losses on the Columbia Fund through September 30, 2009. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets. We continue to monitor our cash position closely with recent economic events and only invest excess cash in short term U.S. treasury securities.

Financial instruments, such as the Columbia Fund for which the fair value is derived primarily from broker quotes or pricing services may fall within Level 1, 2 or 3 of the fair value hierarchy, depending on the observability of the inputs used to determine fair value. We review with Bank of America the pricing assumptions, inputs and methodologies in determining an instrument’s fair value as a basis for classification within the fair value hierarchy. If we believe that these estimates of fair value differ significantly from our internal expectations, we review our findings with respect to data sources or assumptions used to determine whether the value is appropriate.

We will continue to closely monitor our liquidity and the overall health of the credit markets. However, we cannot predict with any certainty the impact on us of any further disruption in the credit environment. Our primary liquidity needs are to fund the expansion of our commercial infrastructure in the U.S., increase our Impella manufacturing capacity, fund new product development, and general working capital needs. Through September 30, 2009, we have funded our operations principally from product revenue and through the sale of equity securities, including our August 2008 stock offering in which we received proceeds of $42.0 million. We also generate funds from product and funded research and development revenue.

Our operating activities during the six months ended September 30, 2009 used cash of $7.2 million as compared to $15.4 million during the same period in the prior year. Our net loss for the six months ended September 30, 2009 of $15.4 million was the primary cause of our cash used for operations. Also contributing to our cash used for operations was a $1.5 million decrease in accounts payable and accrued expenses primarily due to the payment of annual employee bonuses in the first quarter. These decreases in cash were partially offset by non-cash adjustments of $3.7 million related to stock-based compensation expense, $2.6 million of depreciation and amortization and a decrease in accounts receivable of $2.5 million.

Our investing activities during the six months ended September 30, 2009 provided cash of $6.8 million as compared to the use of cash of $28.4 million during the same period in the prior year. Cash provided by investment activities for the six months ended September 30, 2009 consisted primarily of $9.9 million of proceeds from the sale of short-term marketable securities, net of purchases, during the quarter. Additionally, we paid $1.8 million in May 2009 of the final milestone payment related to our acquisition of Impella in cash and elected to pay the remaining amount through the issuance of approximately 663,535 shares of common stock. We also incurred $1.4 million of cash expenditures for property and equipment primarily on the purchase of manufacturing equipment.

Our financing activities during the six months ended September 30, 2009 provided cash of $0.6 million as compared to $45.0 million during the same period in the prior year. Cash provided by financing activities during the six months ended September 30, 2009 were attributable to the exercise of stock options. Cash provided by financing activities during the six months ended September 30, 2008 was comprised primarily of $42.0 million in net proceeds related to our August 2008 public offering.

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

Critical Accounting Policies

Stock-Based Compensation

The fair value of each stock option we granted is estimated using the Black-Scholes option pricing model. Use of a valuation model requires us to make certain assumptions with respect to selected model inputs. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated based on historical volatility of our stock. The calculation of the fair value of the options is net of estimated forfeitures. The expected term of options represents the period of time that options granted are expected to be outstanding. We estimate the average expected life based on historical experience of our option exercises. Forfeitures are estimated based on an analysis of actual option forfeitures, adjusted to the extent historical forfeitures may not be indicative of forfeitures in the future. In addition, an expected dividend yield of zero is used in the option valuation model because we do not pay dividends and do not expect to pay any cash dividends in the foreseeable future.

The estimated fair value of all awards is recognized as compensation expense on a straight-line basis over the service period. Accruals of compensation cost for an award with a performance condition is based on the probable outcome of the performance conditions. The cumulative effects of changes in the probability outcomes are recorded in the period in which the changes occur.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In September 2009, an update was made to “Fair Value Measurements and Disclosures – Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in “Financial Services-Investment Companies” as of the reporting entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the “Fair Value Measurements and Disclosures” guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update will be effective for us beginning October 1, 2009 We are currently evaluating the effect that adoption of this update will have, if any, on our consolidated financial position and results of operations when it becomes effective.

In October 2009, an update was made to “Revenue Recognition – Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective fo us beginning April 1, 2011 and can be applied prospectively or retrospectively. We are currently evaluating the effect that adoption of this update will have, if any, on our consolidated financial position and results of operations when it becomes effective in fiscal 2012.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Primary Market Risk Exposures

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our cash, short-term marketable securities, and long-term marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2009, we believe the decline in fair market value of our investment portfolio would be immaterial. Marketable securities at September 30, 2009 consist of $47.3 million in five funds that invest in U.S. Treasury securities and related interest and $2.1 million in the Columbia Fund. In December 2007, the Columbia Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. We deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 88% of its carrying value at September 30, 2009 and we do not expect to recover the value of our investment in liquidation. Since December 6, 2007, we have received disbursements of approximately $44.2 million from the Columbia Fund including the most recent disbursement of $3.0 million occurring on September 29, 2009 at approximately 88% of its original value. While it is our intent to liquidate securities in the Columbia Fund in future periods to reduce our exposure to future deterioration of these securities, we believe that our operating results and cash flows could be affected significantly by market value adjustments to the Columbia Fund. There can be no assurance that we will not have to take additional losses on the Columbia Fund.

Currency Exchange Rates

Our foreign subsidiaries’ functional currency is the Euro. Therefore, our investment in our foreign subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of stockholders’ equity. Had a 10% depreciation in foreign currencies occurred relative to the U.S. dollar as of September 30, 2009, the result would have been a reduction of stockholders’ equity of approximately $5.9 million.

Fair Value of Financial Instruments

At September 30, 2009, our financial instruments consist primarily of cash and cash equivalents, short-term marketable securities, accounts receivable, and accounts payable. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2009, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the second quarter of our fiscal year ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our short-term marketable securities at September 30, 2009 consist of $47.3 million in five funds that invest in U.S Treasury securities $2.1 million in the Columbia Fund and related interest. In December 2007, the Columbia Fund ceased accepting redemption requests from investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. We deemed that the unrealized loss on the Columbia Fund was not temporary as the market value of the Columbia Fund was approximately 88% of its carrying value at September 30, 2009 and the Company did not expect to recover the value in liquidation. This determination of the fair value of our holdings in the Columbia Fund requires significant judgment or estimation. As discussed in Note 3, certain of these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity. The Columbia Fund has been liquidated during calendar 2008 and is expected to continue making redemptions through the next twelve months. Since December 6, 2007, we have received disbursements of approximately $44.2 million from the Columbia Fund including the most recent disbursement of $3.0 million occurring on September 29, 2009 at approximately 88% of its original value. We expect conditions in the credit markets to remain uncertain for the foreseeable future. While it is our intent to liquidate securities in the Columbia Fund in future periods to reduce our exposure to future deterioration of these securities, we believe that operating results or cash flows could be affected significantly by fair value adjustments to the Columbia Fund. There can be no assurance that we will not have to take additional losses on the Columbia Fund.

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

We held our annual meeting of stockholders on August 12, 2009. At the meeting, our stockholders elected Louis E. Lataif, Eric A. Rose, and Henri A. Termeer to serve as Class II directors for three-year terms. In addition, our stockholders also voted to approve the Amendment to the Company’s 2008 Stock Incentive Plan and to ratify the appointment by our audit committee of Deloitte & Touche LLP as our independent registered accounting firm for the fiscal year ending March 21, 2010.

The votes cast to elect our Class II directors were:

Director	Votes For	Votes Withheld
Louis E. Lataif	31,057,365	2,141,451
Eric A. Rose	31,107,950	2,089,866
Henri A. Termeer	22,118,878	11,078,938

The votes cast to approve the Amendment to the Company’s 2008 Stock Incentive Plan were:

For	Against	Abstain
16,574,082	8,935,929	114,777

The votes cast to ratify the appointment by our audit committee of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2010 were:

For	Against	Abstain
32,623,848	184,796	389,169

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

2.1	Share Purchase Agreement for the acquisition of Impella Cardio Systems AG, dated April 26, 2005.		8-K	May 16, 2005	2.1

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

10.1	2008 Stock Incentive Plan, as amended.	X

11.1	Statement regarding computation of Per Share Earnings (see Note 11, Notes to Condensed Consolidated Financial Statements).	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Abiomed, Inc.

Date: November 6, 2009	/S/ ROBERT L. BOWEN
Robert L. Bowen
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)