Form 10-Q
period 2009-12-31
ABIOMED INC
filed 2010-02-05
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 1, 2010, there were 37,490,461 shares outstanding of the registrant’s Common Stock, $.01 par value.

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

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2009	March 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,236	$1,785
Short-term marketable securities	48,476	55,394
Accounts receivable, net	14,400	15,724
Inventories	12,629	14,777
Prepaid expenses and other current assets	822	809

Total current assets	79,563	88,489
Property and equipment, net	7,225	7,792
Intangible assets, net	3,549	4,359
Goodwill	39,595	31,295
Long-term marketable securities	—	3,721
Other assets	302	302

Total assets	$130,234	$135,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,826	$5,550
Accrued expenses	10,891	10,818
Deferred revenue	1,098	1,211

Total current liabilities	16,815	17,579
Long-term deferred tax liability	2,797	2,086
Other long-term liabilities	460	310

Total liabilities	20,072	19,975

Commitments and contingencies (Note 11)
Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized—1,000,000 shares; Issued and outstanding—none
Common stock, $.01 par value	375	367
Authorized—100,000,000 shares; Issued—37,541,415 shares at December 31, 2009 and 36,736,843 shares at March 31, 2009;
Outstanding—37,490,461 shares at December 31, 2009 and 36,685,889 shares at March 31, 2009
Additional paid-in-capital	372,507	362,097
Accumulated deficit	(263,990)	(243,991)
Treasury stock at cost—50,954 shares	(827)	(827)
Accumulated other comprehensive income (loss)	2,097	(1,663)

Total stockholders’ equity	110,162	115,983

Total liabilities and stockholders’ equity	$130,234	$135,958

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Revenue:
Product	$22,623	$17,081	$61,937	$53,128
Funded research and development	176	190	797	499

Total Revenue	22,799	17,271	62,734	53,627

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	5,772	4,519	16,290	14,939
Research and development	6,397	5,203	19,166	18,197
Selling, general and administrative	15,190	13,227	45,973	40,639
Amortization of intangible assets	382	362	1,107	1,199

	27,741	23,311	82,536	74,974

Loss from operations	(4,942)	(6,040)	(19,802)	(21,347)

Other income and expense:
Investment income (expense), net	275	(1,709)	372	(1,508)
Gain on sale of WorldHeart stock	—	313	—	313
Other income (expense), net	62	(81)	(141)	(1)

	337	(1,477)	231	(1,196)

Loss before provision for income taxes	(4,605)	(7,517)	(19,571)	(22,543)
Income tax (benefit) provision	(40)	182	428	600

Net loss	$(4,565)	$(7,699)	$(19,999)	$(23,143)

Basic and diluted net loss per share	$(0.12)	$(0.21)	$(0.54)	$(0.67)
Weighted average shares outstanding	37,011	36,051	36,829	34,470

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended December 31,
	2009	2008
Operating activities:
Net loss	$(19,999)	$(23,143)
Adjustments required to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,768	3,691
Bad debt expense	66	285
Stock-based compensation	5,864	7,044
Write-down of inventory	2,104	1,362
Loss on disposal of fixed assets	47	94
Deferred tax provision	711	529
Gain on sale of WorldHeart common stock	—	(313)
Change in unrealized loss on marketable securities	(342)	1,154
Changes in assets and liabilities (use) source:
Accounts receivable	1,427	(701)
Inventories	(412)	(3,785)
Prepaid expenses and other current assets	10	1,112
Accounts payable	(382)	(4,369)
Accrued expenses and other long-term liabilities	(51)	(898)
Deferred revenue	(132)	55

Net cash used for operating activities	(7,321)	(17,883)
Investing activities:
Proceeds from the sale and maturity of marketable securities	17,348	32,023
Purchases of marketable securities	(6,368)	(57,966)
Contingent milestone payment on acquisition	(1,750)	—
Proceeds from the sale of WorldHeart common stock	—	313
Expenditures for property and equipment	(1,411)	(2,602)

Net cash provided by (used for) investing activities	7,819	(28,232)
Financing activities:
Issuance of common stock	—	41,970
Proceeds from the exercise of stock options	555	4,668
Payment in lieu of issuance of stock for payroll taxes	—	(711)
Proceeds from the issuance of stock under the employee stock purchase plan	170	117

Net cash provided by financing activities	725	46,044
Effect of exchange rate changes on cash	228	763

Net increase in cash and cash equivalents	1,451	692
Cash and cash equivalents at beginning of period	1,785	2,042

Cash and cash equivalents at end of period	$3,236	$2,734

Supplemental disclosures:
Common shares issued for business acquisition	$3,827	$5,574
Fixed asset additions included in accounts payable	15	221

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

2. Significant Accounting Policies

Goodwill and Intangible Assets

The Company assesses the realizability of goodwill annually, at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. The Company’s ability to realize the value of the goodwill will depend on the future cash flows of the business. If the Company is not able to realize the value of goodwill, the Company may be required to incur material charges relating to the impairment of those assets. The Company completed its annual review of goodwill as of October 31, 2009 and determined that no write-down for impairment was necessary.

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

Stock-Based Compensation

The fair value of stock option grants is estimated using the Black-Scholes option pricing model. Use of the valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated based on historical volatility of the Company’s stock. The calculation of the fair value of the options is net of estimated forfeitures. The expected term of options represents the period of time that options granted are expected to be outstanding. Management estimates the average expected life based on historical experience of the Company’s option exercises. Forfeitures are estimated based on an analysis of actual option forfeitures, adjusted to the extent historical forfeitures may not be indicative of forfeitures in the future. In addition, an expected dividend yield of zero is used in the option valuation model because the Company does not pay dividends and does not expect to pay any cash dividends in the foreseeable future.

The estimated fair value of all awards is recognized as compensation expense on a straight-line basis over the service period. Accruals of compensation cost for an award with a performance condition is based on the probable outcome of the performance conditions. The cumulative effects of changes in the probability outcomes are recorded in the period in which the changes occur.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued its final Statement of Financial Accounting Standards, or SFAS, No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification, or the Codification, the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

In September 2009, an update was made to “Fair Value Measurements and Disclosures – Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in “Financial Services-Investment Companies” as of the reporting entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the “Fair Value Measurements and Disclosures” guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update was effective for the Company beginning October 1, 2009. The adoption of this update did not have a material effect on the Company’s consolidated financial position and results of operations.

In October 2009, an update was made to “Revenue Recognition – Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning April 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that the adoption of this update will have on the Company’s consolidated financial position and results of operations when it becomes effective in fiscal 2012.

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

The following table presents information about the Company’s marketable securities, excluding accrued interest, that are measured at fair value on a recurring basis as of December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
	(in $000's)
Assets:
U.S. Treasury Securities	$48,476	$—	$—	$48,476

The Columbia Fund was an investment portfolio fund sponsored by Bank of America that distributed its remaining assets in December 2009. Most of the securities in the Columbia Fund had their fair values determined through readily available market data, but there were some securities in the Columbia Fund for which there was limited market activity such that the determination of fair value required significant judgment or estimation. Given current market conditions, as these securities were not actively traded, certain significant inputs (e.g. yield curves, spreads, prepayments and volatilities) were unobservable. These securities were valued primarily using broker pricing models that incorporated transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity. As a result, the Company previously categorized these securities in Level 3 of the fair value hierarchy. At December 31, 2009, all of the assets in the Columbia Fund had been distributed to unit holders.

The table below provides a summary of the changes in fair value, including net transfers, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended December 31, 2009:

Level 3 Columbia Strategic Cash Portfolio
Balance at March 31, 2009	$7,006
Total realized gains included in earnings	342
Cash received in settlement	(7,348)

Balance at December 31, 2009	$—

Note 4. Marketable Securities

The Company has marketable securities at December 31, 2009 and March 31, 2009 that consist of and are classified on the balance sheet as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in $000’s)
At December 31, 2009:
US Treasury Securities	$48,476	—	—	$48,476

	$48,476	—	$—	$48,476

At March 31, 2009:
Columbia Strategic Cash Portfolio	$8,404	$—	$(1,398)	$7,006
US Treasury Securities	52,102	—	—	52,102
Accrued Interest	7	—	—	7

	$60,513	—	$(1,398)	$59,115

The Columbia Fund was comprised of investments in cash, corporate bonds, other assets, mortgage-backed securities and asset-backed securities. On December 6, 2007, the Columbia Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. Since December 6, 2007, the Company has received disbursements of approximately $46.4 million, including the final disbursement of $2.1 million occurring on December 22, 2009. The Columbia Fund has been fully liquidated as of December 31, 2009. The Company has no remaining investment in the Columbia Fund at December 31, 2009.

Note 5. Inventories

The components of inventories are as follows:

	December 31, 2009	March 31, 2009
	(in $000’s)
Raw materials and supplies	$4,461	$4,635
Work-in-progress	2,888	2,509
Finished goods	5,280	7,633

	$12,629	$14,777

The Company’s inventories relate to circulatory care product lines that include the Impella, iPulse, AB5000, BVS 5000, Portable Driver and AbioCor product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead. During the three months ended December 31, 2009 and 2008, respectively, the Company recorded $0.9 million and $0.2 million in write downs of inventory, including excess quantities and obsolescence. During the nine months ended December 31, 2009 and 2008, the Company recorded $2.1 million and $1.4 million in write downs of inventory, including excess quantities and obsolescence.

From time to time, the Company loans finished goods inventory on a short-term basis to customers for demonstration purposes and this inventory is generally amortized over a one to five year life. The Company had $1.1 million and $1.3 million in demo inventory at December 31, 2009 and March 31, 2009, respectively. Amortization expense related to demo inventory was $0.3 million for each of the three months ended December 31, 2009 and 2008, respectively. Amortization expense related to demo inventory was $1.0 million and $0.9 million for the nine months ended December 31, 2009 and 2008, respectively.

Note 6. Goodwill and Intangible Assets

The carrying amount of goodwill at December 31, 2009 and March 31, 2009 was $39.6 million and $31.3 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, or Impella. The goodwill activity for the nine months ended December 31, 2009 is as follows:

(in $000’s)
Balance at March 31, 2009	$31,295
Purchase price adjustments—milestone payment to Impella	5,583
Exchange rate impact	2,717

Balance at December 31, 2009	$39,595

In April 2009, the Company received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for its Impella 5.0 product, triggering an obligation to pay an additional $5.6 million payment related to the May 2005 acquisition of Impella. During the quarter ended June 30, 2009, the Company paid $1.8 million of this final milestone payment in cash and elected to pay the remaining amount through the issuance of approximately 663,535 shares of its common stock. This transaction was recorded as an increase to goodwill of $5.6 million. The Company has no further contingent payments related to its acquisition of Impella.

The components of intangible assets are as follows:

	December 31, 2009			March 31, 2009
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
	(in $000’s)			(in $000’s)
Patents	$7,217	4,837	$2,380	$6,725	$3,800	$2,925
Trademarks and tradenames	367	239	128	342	185	157
Distribution agreements	702	468	234	652	365	287
Acquired technology	2,420	1,613	807	2,247	1,257	990

	$10,706	7,157	$3,549	$9,966	$5,607	$4,359

Amortization of intangible assets was $0.4 million for each of the three months ended December 31, 2009 and 2008. Amortization of intangible assets was $1.1 million and $1.2 million for the nine months ended December 31, 2009 and 2008, respectively. The Company’s expected amortization expense will be $0.4 million for the three months ending March 31, 2010, $1.5 million for fiscal 2011, and $1.6 million for fiscal 2012.

Note 7. Stock-Based Compensation

Total stock-based compensation recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended December 31, 2009 and 2008 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(in $000’s)		(in $000’s)
Cost of product revenue	$139	$82	$393	$283
Research and development	374	363	892	1,490
Selling, general and administrative	1,653	1,485	4,579	5,271

	$2,166	$1,930	$5,864	$7,044

The $2.2 million in stock-based compensation expense for the three months ended December 31, 2009 includes $1.6 million related to stock options and $0.6 million related to restricted stock and the Company’s Employee Stock Purchase Plan, or ESPP. The $1.9 million in stock-based compensation expense for the three months ended December 31, 2008 includes $1.1 million related to stock options and $0.8 million related to restricted stock and the Company’s ESPP. Stock compensation related to restricted stock is primarily related to performance share awards, as described in more detail below.

The $5.9 million in stock-based compensation expense for the nine months ended December 31, 2009 includes $4.6 million related to stock options and $1.3 million related to restricted stock and the Company’s ESPP. The $7.0 million in stock-based compensation expense for the six months ended December 31, 2008 includes $3.6 million related to stock options and $3.4 million related to restricted stock and the Company’s ESPP.

The remaining unrecognized stock-based compensation expense for unvested stock option awards at December 31, 2009 was approximately $7.9 million, net of forfeitures, and the weighted-average time over which this cost will be recognized is 1.3 years. Benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow rather than as an operating cash flow.

Stock Option Activity

The following table summarizes the stock option activity for the nine months ended December 31, 2009:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2009	4,583	$12.32
Granted	1,449	6.07
Exercised	(67)	8.31
Cancelled	(380)	14.54

Outstanding at December 31, 2009	5,585	$10.59	6.86	$4,767

Exercisable at December 31, 2009	3,068	$11.74	5.28	$672

The total intrinsic value of options exercised during the nine months ended December 31, 2009 and 2008 was $70,000 and $4.3 million, respectively. The total fair value of options vested during the nine months ended December 31, 2009 and 2008 was $5.2 million and $5.7 million, respectively.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The fair value of options granted during the three and nine months ended December 31, 2009 and 2008 were calculated using the following weighted-average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Risk-free interest rate	2.10%	1.54%	2.46%	2.91%
Expected option life (years)	5.21	5.13	5.24	5.10
Expected volatility	52.5%	51.1%	54.0%	49.9%

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

The weighted-average grant-date fair value for options granted during the nine months ended December 31, 2009 and 2008 was $2.99 and $7.24 per share, respectively.

Restricted Stock

The following table summarizes restricted stock activity for the nine months ended December 31, 2009:

	Nine Months Ended December 31, 2009
	Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Restricted stock awards at March 31, 2009	480	$16.77
Granted	50	7.67
Vested	(30)	13.80
Cancelled	(25)	18.63

Restricted stock awards at December 31, 2009	475	$15.90

The remaining unrecognized compensation expense for restricted stock awards at December 31, 2009 was approximately $2.7 million and the weighted-average time over which this cost will be recognized is 1.3 years.

Performance Based Awards

Included in the stock option and restricted stock activity discussed above are certain awards granted in fiscal years 2009 and 2010 that contain performance based vesting.

In August 2008, 406,250 shares of restricted common stock and options to purchase 93,750 shares of common stock were issued to certain executive officers and certain members of senior management of the Company, all of which would vest upon achievement of certain sales and profitability performance targets in fiscal years 2009 through 2011. In March 2009, the Company met one of the prescribed performance milestones and a portion of these shares and stock options vested. In August 2009, 50,000 additional shares of restricted stock were issued to certain additional executive officers of the Company, which have the same vesting milestones based on fiscal 2010 and 2011 performance targets.

During the three months ended September 30, 2009, the Company determined that it was not probable it would meet one of the prescribed performance milestones for fiscal 2010. As a result, it reversed $0.4 million that had been recorded as stock-based compensation expense prior to July 1, 2009. At December 31, 2009, the Company has determined that it is probable that it would meet the prescribed performance milestone for fiscal 2011.

In May 2009, options to purchase 328,500 shares of the Company’s common stock were granted to certain senior management and executive officers of the Company, all of which could vest on March 31, 2010 upon achievement of a certain prescribed performance milestone. The remaining stock compensation expense for these options is being recognized through March 31, 2010 based on the probability of achieving the performance milestone. At December 31, 2009, the Company has determined that it is probable that it would meet the prescribed performance milestone for fiscal 2010.

Through December 31, 2009, the Company has recorded $3.0 million in stock-based compensation cost for shares and options in which the prescribed performance milestones have been achieved or are probable of being achieved. The remaining unrecognized compensation expense related to these shares at December 31, 2009 is $2.0 million based on the Company’s current assessment of probability of achieving the performance milestones.

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

As of December 31, 2009, the Company has accumulated a net deferred tax liability in the amount of $2.8 million which is the result of a difference in accounting for the Company’s goodwill which is amortized over 15 years for tax purposes, but not amortized for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

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

Note 9. Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(in $000’s)		(in $000’s)
Net loss	$(4,565)	$(7,699)	$(19,999)	$(23,143)
Foreign currency translation adjustments	(1,196)	3,612	3,760	(2,769)

Comprehensive loss	$(5,761)	$(4,087)	$(16,239)	$(25,912)

Accumulated other comprehensive income as of December 31, 2009 and March 31, 2009 is comprised of foreign currency translation adjustments.

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

Excluded from the calculation of diluted weighted-average shares outstanding are stock options outstanding in the amount of approximately 5,585,000 and 4,512,000 as of December 31, 2009 and 2008, respectively, and unvested shares of restricted stock in the amount of approximately 475,000 shares and 547,000 shares as of December 31, 2009 and 2008, respectively.

Note 11. Commitments and Contingencies

Litigation

From time-to-time, the Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management presently believes that the outcome of each such other proceedings or claims which are pending or known to be threatened, or all of them combined, is not expected to have a material adverse effect on the Company’s financial position, cash flow and results. At December 31, 2009, the Company did not have any pending litigation.

Note 12. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 56% and 62% of the Company’s total consolidated assets are located within the U.S. as of December 31, 2009 and March 31, 2009, respectively. Remaining assets are located in Europe, primarily related to the Company’s Impella production facility, and include goodwill and intangibles of $43.1 million and $35.5 million at December 31, 2009 and March 31, 2009, respectively, associated with the Impella acquisition from May 2005. Total assets in Europe excluding goodwill and intangibles amounted to 11% of total consolidated assets at December 31, 2009 and March 31, 2009. For the three months ended December 31, 2009 and 2008, international sales accounted for 9% and 11% of total product revenue, respectively. For the nine months ended December 31, 2009 and 2008, international sales accounted for 9% and 11% of total product revenue, respectively.

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

In order for our manufacturing to meet the expected demand for our Impella 2.5 product, we have been implementing process improvements on the Impella production line at our manufacturing facilities in Aachen, Germany to increase the output that we can produce at the facility. In addition to further process improvement programs designed to further increase yield and capacity levels, we plan to incrementally expand manufacturing employment in Aachen and relocate selected sub-assembly production to our manufacturing facility in Danvers, Massachusetts. We have deferred the start up activities at our Athlone, Ireland manufacturing facility and continue to monitor the capacity enhancements in Aachen, Germany prior to finalizing the location of a second production line. As of December 31, 2009, we have $1.4 million in fixed assets located in our Athlone facility.

Revenues from our other heart recovery products, largely focused on the heart surgery suite, have been lower recently as we have strategically shifted our sales and marketing efforts towards our Impella products and the cath lab. In March 2009, we received FDA approval under a pre-market approval, or PMA, supplement for an AB 5000 portable driver. This clearance allows for immediate commercial shipment of the AB5000 portable driver to U.S. hospitals for in hospital and transport use. The out of hospital use is being studied in a patient discharge clinical trial. We believe that the added mobility afforded by the portable driver will help our overall AB5000 revenues. Our BVS product was launched 17 years ago and revenue from this product has been declining as AB5000, our next-generation product for heart recovery, is designed to provide a longer duration of support than the BVS 5000 and, when used with the portable driver, facilitates patient mobility in the hospital. We expect revenue from BVS to continue to decline as our customers transition to AB5000 disposables and our new Impella products. In addition, we expect that revenues from sales of our replacement heart product, the AbioCor, will be an immaterial portion of our total revenues for the foreseeable future as our primary strategic focus is centered around heart recovery for acute heart failure patients. We have not recognized any AbioCor revenue during the first nine months of fiscal 2010.

We have incurred net losses since our inception, including net losses of $20.0 million for the nine months ended December 31, 2009. We expect to incur additional net losses in the future as we continue to expand our commercial infrastructure and invest in clinical trials and research and development expenses related to our products.

Impella 2.5, Impella 5.0, and Impella LD

Our Impella 2.5 catheter, Impella 5.0 catheter, and Impella LD are percutaneous micro heart pumps with integrated motors and sensors for use in interventional cardiology and heart surgery. These devices are designed for use by interventional cardiologists to support pre-shock patients in the cath lab who may not require as much support as patients in the surgery suite or first use in surgery for patients who may require assistance to maintain their circulation. Our Impella 2.5 device received 510(k) clearance from the FDA in June 2008 for partial circulatory support for up to six hours and our Impella 5.0 and Impella LD devices received 510(k) clearance in April 2009, for circulatory support for up to six hours. Our Impella devices have CE mark approval in Europe and are approved in over 40 countries.

In addition, we are pursuing FDA approval for our Impella heart pumps through a pre-market approval, or PMA path, for our Impella 2.5 and 5.0 products. In August 2007, we received approval from the FDA to begin a high-risk percutaneous coronary intervention, or PCI, pivotal clinical trial, known as the Protect II study, for the Impella 2.5. This approval was based on the submission of the clinical results of the safety pilot clinical trial. The pivotal study will determine the safety and effectiveness of the Impella 2.5 as compared to optimal medical management with an intra-aortic balloon, or IAB, during “high-risk” angioplasty procedures. The study inclusion criteria have been extended to include patients with triple vessel disease with low ejection fraction. The study is approved under category B2 status and the trial sites are eligible for full reimbursement from the Centers for Medicare and Medicaid Services, or CMS. The randomized pivotal study, in which 654 patients at up to 150 hospitals will undergo a high-risk PCI procedure, is comprised of two arms comparing nearly equal number of Impella 2.5 supported patients and IAB supported patients during the procedure. Patients receiving the Impella 2.5 can be supported for up to five days as a left ventricular assist device, or VAD. As of December 31, 2009, a total of 314 patients have completed the Protect II study, or 48% of the 654 patients required. Based on current trial enrollment rates, we expect to complete the Protect II study in early 2013.

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

The clinical trial experience to date with our Impella 2.5 has been favorable, including our completed U.S. safety pilot clinical trial. Factors that affect the length of time to complete the pivotal studies in the U.S. study include the timing of each center receiving IRB approval, the timing of the training we will provide each center, and the rate of patient enrollment. At this time we cannot estimate the duration of the Recover II Impella 2.5 pivotal study discussed above. The Impella 5.0 is in a pilot clinical study that is enrolling up to 20 patients at 15 U.S. sites. The study will include postcardiotomy patients who have been weaned from heart-lung machines and whose hearts require added support to maintain good blood flow. The study is enrolling those patients that would typically need more flow and hemodynamic support than provided by an IAB.

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

To support the AB5000 ventricle and BVS 5000 blood pump, as well as IABs, we developed our iPulse combination console. The iPulse console supports procedures with associated Medicare reimbursement that extends across four diagnostic related groups, which further enhances its attractiveness to customers.

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

We received a Humanitarian Device Exemption, or HDE, supplement approval from the FDA for product enhancement of the AbioCor in January 2008. HDE approval signifies that no comparable alternative therapy exists for patients facing imminent death without the technology. HDE approval allows the AbioCor to be made available to a limited patient population, with no more than 4,000 patients receiving the technology in the U.S. each year under HDE approval limits. Because the AbioCor is only available to a limited patient population, we do not expect that demand will meet the 4,000 patient limit under HDE approval. As a result, we have no current plans to seek a broader regulatory approval of the AbioCor. We began selling the AbioCor in the fourth quarter of fiscal 2008 in a controlled roll-out to a limited number of heart centers in the U.S. We have selected the following sites to date as AbioCor centers: The Johns Hopkins Hospital in Baltimore, MD; Robert Wood Johnson University Hospital in New Brunswick, NJ; and St. Vincent’s Hospital in Indianapolis, IN. We are unable to determine how many patient procedures will be performed after the centers are trained; however, we do not expect it to be a material number. In May 2008, we received a positive National Coverage Determination, or NCD, from CMS to reimburse hospitals for the cost of the AbioCor replacement heart and the cost of implanting the device as part of Coverage with Evidence Development, or CED. Three insurance companies have existing coverage policies for the AbioCor: Cigna, Humana and Healthnet. In June 2009, the first AbioCor patient procedure under HDE approval was performed at Robert Wood Johnson University Hospital. This patient died on August 23, 2009, due to post-operative conditions unrelated to the AbioCor. We do not expect that revenues from sales of the AbioCor will be a material portion of our total revenues for the foreseeable future as our primary strategic focus is centered around heart recovery for acute heart failure patients. We did not record any revenue from sales of the AbioCor during the nine months ended December 31, 2009.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues (which includes revenues from products and funded research and development) for the three and nine months ended December 31, 2009 and 2008, respectively:

	Three Months Ended December 31,		Nine Months Ended December 30,
	2009	2008	2009	2008
Revenues:
Product	99.2%	98.9%	98.7%	99.1%
Funded research and development	0.8	1.1	1.3	0.9

	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	25.3	26.2	26.0	27.9
Research and development	28.1	30.1	30.5	33.9
Selling, general and administrative	66.6	76.6	73.3	75.8
Amortization of intangible assets	1.7	2.0	1.8	2.2

	121.7	134.9	131.6	139.8

Loss from operations	(21.7)	(34.9)	(31.6)	(39.8)
Other income and expense:
Investment income (expense), net	1.2	(9.9)	0.6	(2.8)
Investment income, net Gain on sale of WorldHeart stock	—	1.8	—	0.6
Other (expense) income, net Other income (expense), net	0.3	(0.4)	(0.2)	—

	1.5	(8.5)	0.4	(2.2)

Loss before provision for income taxes	(20.2)	(43.4)	(31.2)	(42.0)
Income tax (benefit) provision	(0.2)	1.0	0.7	1.1

Net loss	(20.0)%	(44.4)%	(31.9)%	(43.1)%

Three and nine months ended December 31, 2009 compared with the three and nine months ended December 31, 2008

Revenues

Our revenues are comprised of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(in $000’s)		(in $000’s)
Impella	$15,858	$8,852	$41,062	$25,151
Other	6,765	8,229	20,875	27,977

Total product revenues	$22,623	$17,081	$61,937	$53,128
Funded research and development	176	190	797	499

Total revenues	$22,799	$17,271	$62,734	$53,627

Impella revenue encompasses our Impella 2.5, Impella 5.0, and Impella LD platforms. Our revenue from other products include AB5000, BVS5000, IAB, iPulse, Portable Driver, AbioCor and cannulae and related service agreements.

Total revenues for the three months ended December 31, 2009 increased by $5.5 million, or 32%, to $22.8 million from $17.3 million for the three months ended December 31, 2008. The increase in total revenue was primarily due to higher Impella orders due to greater demand. Increases of Impella revenues were partially offset by a decline in other revenue, primarily BVS and AB5000.

Total revenues for the nine months ended December 31, 2009 increased by $9.1 million, or 17%, to $62.7 million from $53.6 million for the nine months ended December 31, 2008. The increase in revenue was primarily due to an increase in Impella revenue due to greater demand in the U.S. following Impella 510(k) clearance, partially offset by a decrease in other revenue attributable to our strategic focus on increasing penetration of our Impella products.

Impella revenues for the three months ended December 31, 2009 increased by $7.0 million, or 79% to $15.9 million from $8.9 million for the three months ended December 31, 2008. Impella revenues for the nine months ended December 31, 2009 increased by $15.9 million, or 63% to $41.1 million from $25.2 million for the nine months ended December 31, 2008. Most of our Impella revenue was from disposable product sales of Impella in the U.S., primarily as a result of sales occurring after our 510(k) clearance. Our focus for Impella sales growth is concentrated on increasing utilization and clinical utility through sales force and physician training.

Other revenues for the three months ended December 31, 2009 decreased by $1.4 million or 17%, to $6.8 million from $8.2 million for the three months ended December 31, 2008. Other revenues for the nine months ended December 31, 2009 decreased by $7.1 million or 25%, to $20.9 million from $28.0 million for the nine months ended December 31, 2008. The decrease in other revenue was due to a decline in BVS and AB5000 disposable revenue as well as a decrease in console revenue supporting these product lines. We expect that BVS revenue will continue to decline as the product is 17 years old. We are hopeful that our recent 510(k) clearance for the Impella 5.0 in April 2009 will allow us an opportunity to reinvigorate AB5000 sales as we refocus our efforts on the surgery market.

We expect that demand in the U.S. for our Impella 2.5, Impella 5.0, and Impella LD products should increase and will comprise a higher percentage of total sales in the future based on 510(k) clearances of these products as more hospitals use these products. As a result, we expect that our future revenue growth for the remainder of fiscal 2010 will come from our Impella product line, with no growth expected for most of our other products.

Cost of Product Revenues

Cost of product revenues for the three months ended December 31, 2009 increased by $1.3 million, or 29%, to $5.8 million from $4.5 million for the three months ended December 31, 2008. This resulted in gross profit for the three months ended December 31, 2009 of 75% compared to 74% for the three months ended December 31, 2008. The increase in gross profit was due to higher reorders of Impella 2.5 disposables.

Cost of product revenues for the nine months ended December 31, 2009 increased by $1.4 million, or 9%, to $16.3 million from $14.9 million for the nine months ended December 31, 2008. This resulted in gross profit for the nine months ended December 31, 2009 of 74% compared to 72% for the nine months ended December 31, 2008. The increase in gross profit was due to higher reorders of Impella 2.5 disposables. We also had higher costs during the nine months ended December 31, 2008 as we implemented console placements at no cost for Impella and iPulse.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2009 increased by $1.2 million, or 23%, to $6.4 million from $5.2 million for the three months ended December 31, 2008. Research and development expenses for the three months ended December 31, 2009 and 2008 included $1.8 million and $1.3 million, respectively, in clinical trial expenses primarily associated with our Impella 2.5 and 5.0 U.S. trials. The increase in clinical trial expenditures was due to Impella registry costs and site closeout costs in the Protect II study, as the Company has reduced the number of hospitals participating in the study. Research and development expenses for the nine months ended December 31. 2009 increased by $1.0 million, or 5%, to $19.2 million from $18.2 million for the nine months ended December 31, 2008, reflecting our spending on clinical trials as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2009 increased by $2.0 million, or 15%, to $15.2 million from $13.2 million for the three months ended December 31, 2008. The increase in selling, general and administrative expenses was mainly due to an increase in headcount related to the expansion of our U.S. commercial infrastructure to support the launch of the Impella platform following 510(k) clearance in the U.S.

Selling, general and administrative expenses for the nine months ended December 31, 2009 increased by $5.4 million, or 13%, to $46.0 million from $40.6 million for the nine months ended December 31, 2008. The increase in selling, general and administrative expenses was mainly due to an increase in headcount related to the expansion of our U.S. commercial infrastructure to support the launch of the Impella platform following 510(k) clearance in the U.S. offset by a $0.7 million decrease in stock-based compensation primarily due to the achievement of a performance milestone in September 2008 on grants of restricted stock made in May 2008.

We expect to increase our expenditures on sales and marketing activities for the remainder of fiscal 2010 and fiscal 2011, with particular investments in clinical personnel with cath lab expertise as well as training investments to support the efforts of the sales and clinical teams to drive recovery awareness for acute heart failure patients globally.

Amortization of Intangibles

Amortization of intangible assets was $0.4 million for both the three months ended December 31, 2009 and 2008, respectively, and $1.1 million and $1.2 million for the nine months ended December 31, 2009 and 2008, respectively. Amortization expense primarily is related specifically to intangible assets acquired in the Impella acquisition.

Investment Income (Expense), net

Investment income, net, was $0.3 million for the three months ended December 31, 2009, representing an increase of $2.0 million from investment expense, net, of $1.7 million for the three months ended December 31, 2008. The increase in investment income for the three months ended December 31, 2009 was due to realized gains on Columbia Fund investments due to an increase in its market value.

Investment income, net, was $0.4 million for the nine months ended December 31, 2009, representing an increase of $1.9 million from investment expense of $1.5 million for the nine months ended December 31, 2008. The increase in investment income for the nine months ended December 31, 2009 was primarily due to realized gains on Columbia Fund investments due to an increase in its market value. Investment income and expense, net, consists primarily of interest earned on our cash and investments and changes in the value of the Columbia Fund.

Other Income (Expense), net

The changes in other income (expense), net are mainly due to the impact of foreign currency exchange rates on our operations.

Income Tax (Benefit) Expense

For the three months ended December 31, 2009, we recorded an income tax benefit of $40,000, as compared to a provision of $0.2 million for the three months ending December 31, 2008. The income tax benefit for the three months ended December 31, 2009 was primarily due to a refund on our federal income tax return relating to refundable research and development tax credit of $0.3 million that we received in January 2010. During the nine months ended December 31, 2009 and 2008, we recorded a tax provision of $0.4 and $0.6 million, respectively. The income tax provision is primarily due to deferred tax related to our goodwill, which is amortizable over 15 years for tax purposes but not amortized for book purposes. The net deferred tax liability cannot be offset against our deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

Net Loss

During the three months ended December 31, 2009, we incurred a net loss of $4.6 million, or $0.12 per share, compared to a net loss of $7.7 million, or $0.21 per share, for the three months ended December 31, 2008. The decrease in the net loss for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 was due to increased Impella sales during the three months ended December 31, 2009 due to greater demand in the U.S.

During the nine months ended December 31, 2009, we incurred a net loss of $20.0 million, or $0.54 per share, compared to a net loss of $23.1 million, or $0.67 per share, for the nine months ended December 31, 2008. The decrease in net loss for the nine months ended December 31, 2009 was due to increased Impella sales as a result of greater demand in the U.S.

We expect to continue to incur net losses through at least fiscal 2011 as we plan to invest in expanding our global distribution to support revenue growth, continue our Impella pivotal studies, and invest in research and development in an effort to bring new products to market.

Liquidity and Capital Resources

At December 31, 2009, our cash, cash equivalents, and short-term marketable securities totaled $51.7 million, a decrease of $9.2 million compared to $60.9 million at March 31, 2009. We believe that our revenue from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months.

Marketable securities at December 31, 2009 include $48.5 million held in funds that invest solely in U.S. Treasury securities. Prior to December 31, 2009, we also held investments in the Columbia Fund. In December 2007, the Columbia Fund ceased accepting redemption requests from new or current investors. Our investments in the Columbia Fund were frozen since December 2007, and we were subject to redemptions of the investments based on the discretion of the fund. In December 2009, we received the final redemption from the fund, and we have no investments remaining in the Columbia Fund at December 31, 2009. Since December 2007, we incurred $2.9 million in realized losses on the Columbia Fund through December 31, 2009. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets. We continue to monitor our cash position closely with recent economic events and only invest excess cash in short term U.S. treasury securities.

We will continue to closely monitor our liquidity and the overall health of the credit markets. However, we cannot predict with any certainty the impact on us of any further disruption in the credit environment. Our primary liquidity needs are to fund the expansion of our commercial infrastructure in the U.S., increase our Impella manufacturing capacity, fund new product development, and general working capital needs. Through December 31, 2009, we have funded our operations principally from product revenue and through the sale of equity securities, including our August 2008 stock offering in which we received proceeds of $42.0 million. We also generate funds from product sales and funded research and development revenue.

Our operating activities during the nine months ended December 31, 2009 used cash of $7.3 million as compared to $17.9 million during the same period in the prior year. Our net loss for the nine months ended December 31, 2009 of $20.0 million was the primary cause of our cash used for operations. Also contributing to our cash used for operations was a $0.4 million decrease in accounts payable and accrued expenses primarily due to the payment of annual employee bonuses in the first quarter. These decreases in cash were partially offset by non-cash adjustments of $5.9 million related to stock-based compensation expense, $3.8 million of depreciation and amortization, a write down of inventory of $2.1 million, and a decrease in accounts receivable of $1.4 million.

Our investing activities during the nine months ended December 31, 2009 provided cash of $7.8 million as compared to the use of cash of $28.2 million during the same period in the prior year. Cash provided by investment activities for the nine months ended December 31, 2009 consisted primarily of $10.9 million of proceeds from the sale of short-term marketable securities, net of purchases, during the quarter. Additionally, we paid $1.8 million in May 2009 of the final milestone payment related to our acquisition of Impella in cash and elected to pay the remaining amount through the issuance of approximately 663,535 shares of common stock. We also incurred $1.4 million of cash expenditures for property and equipment primarily for the purchase of manufacturing equipment and computer software.

Our financing activities during the nine months ended December 31, 2009 provided cash of $0.7 million as compared to $46.0 million during the same period in the prior year. Cash provided by financing activities during the nine months ended December 31, 2009 were attributable to the exercise of stock options. Cash provided by financing activities during the nine months ended December 31, 2008 was comprised primarily of $42.0 million in net proceeds related to our August 2008 public offering.

Capital expenditures for fiscal 2010 are estimated to be $2.5 to $3.0 million, which relate primarily to our planned manufacturing capacity increases for Impella and software development projects.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued its final Statement of Financial Accounting Standards “SFAS” No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The

FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In September 2009, an update was made to “Fair Value Measurements and Disclosures – Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in “Financial Services-Investment Companies” as of the reporting entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the “Fair Value Measurements and Disclosures” guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update was effective for us beginning October 1, 2009. The adoption of this update did not have a material effect on our consolidated financial position and results of operations.

In October 2009, an update was made to “Revenue Recognition – Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. We are currently evaluating the effect that adoption of this update will have on our consolidated financial position and results of operations when it becomes effective in fiscal 2012.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Primary Market Risk Exposures

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our cash, short-term marketable securities, and long-term marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2009, we believe the decline in fair market value of our investment portfolio would be immaterial. Marketable securities at December 31, 2009 consist of $48.5 million in five funds that invest in U.S. Treasury securities and related interest.

Currency Exchange Rates

Our foreign subsidiaries’ functional currency is the Euro. Therefore, our investment in our foreign subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of stockholders’ equity. Had a 10% depreciation in foreign currencies occurred relative to the U.S. dollar as of December 31, 2009, the result would have been a reduction of stockholders’ equity of approximately $5.7 million.

Fair Value of Financial Instruments

At December 31, 2009, our financial instruments consist primarily of cash and cash equivalents, short-term marketable securities, accounts receivable, and accounts payable. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2009, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the third quarter of our fiscal year ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2009, which could materially affect our business, financial condition or future results. To the best of our knowledge, the only material changes to the risk factors described in our Annual Report on Form 10-K are to delete the risk factor “Our short term marketable securities are subject to market risks and decreased liquidity” and to replace the similarly titled risk factors in the annual report with the risk factors set forth below.

If we are unable to develop additional, high-quality manufacturing capacity, our growth may be limited and our business could be seriously harmed.

To be successful, we believe we will need to increase our manufacturing capacity. We do not have experience in manufacturing our Impella products in the commercial quantities that might be required to meet potential demand, nor do we have experience manufacturing our other products in large quantities. We may encounter difficulties in scaling up manufacturing of our products, including problems related to product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures and lack of skilled personnel. If we cannot hire, train and retain enough experienced and capable scientific and technical workers, we may not be able to manufacture sufficient quantities of our current or future products at an acceptable cost and on time, which could limit market acceptance of our products or otherwise damage our business. In order for our manufacturing to meet the expected demand for our Impella 2.5 product, we have been implementing process improvements on the Impella production line at our manufacturing facility in Aachen, Germany to increase the output that we can produce at the facility. In addition to programs designed to further increase yield and capacity levels, we plan to incrementally expand manufacturing employment in Aachen and relocate selected sub-assembly production to our manufacturing facility in Danvers, Massachusetts. We have deferred the start up activities at our Athlone, Ireland manufacturing facility and plan to monitor the capacity enhancements in Aachen, Germany prior to finalizing the location of a second production line. If we are unable to implement these process improvements on a timely basis, it could inhibit our revenue growth.

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

Abiomed, Inc.

Date: February 5, 2010	/S/ ROBERT L. BOWEN
Robert L. Bowen
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)