Form 10-K
period 2010-03-31
ABIOMED INC
filed 2010-06-08
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended March 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock as of September 30, 2009, held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of such date was $363,825,068.

As of May 28, 2010, 37,433,189 shares of the registrant’s common stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for Abiomed, Inc.’s 2010 Annual Meeting of Stockholders, which is scheduled to be filed within 120 days after the end of Abiomed, Inc.’s fiscal year, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

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

•	the other competing therapies that may in the future be available to heart failure patients;

•	our plans to develop and market new products and improve existing products;

•	the potential markets that exist or could develop for our products and products under development;

•	our business strategy;

•	our revenue growth expectations, our level of operating and capital expenses and our goal of achieving profitability; and

•	the sufficiency of our liquidity and capital resources.

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

Overview

We are a leading provider of medical devices in circulatory support and we offer a continuum of care in heart recovery to acute heart failure patients. Our products are designed to enable the heart to rest, heal and recover by improving blood flow and/or performing the pumping function of the heart. Our products are used in the cardiac catheterization lab, or cath lab, by interventional cardiologists and/or in the heart surgery suite by heart surgeons for patients who are in need of hemodynamic support prophelactically during high risk angioplasty procedures or who are in pre- shock, shock or profound cardiogenic shock. We believe heart recovery is the optimal clinical outcome by restoring the quality of life of patients. In addition, we believe heart recovery is the most cost-effective path for the healthcare system.

Our Products

Impella 2.5

The Impella 2.5 catheter is a percutaneous micro heart pump with an integrated motor and sensors for use primarily in interventional cardiology. The device is designed primarily for use by interventional cardiologists to support patients in the cath lab who may require assistance to maintain their circulation. The Impella 2.5 device received 510(k) clearance from the U.S Food and Drug Administration, or FDA, in June 2008 for partial circulatory support for up to six hours, has CE mark approval in Europe for up to five days of use and is approved for use in over 40 countries.

The Impella 2.5 catheter can be quickly inserted via the femoral artery using a guide wire to reach the left ventricle of the heart where it is directly deployed to draw blood out of the ventricle, deliver it to the systemic system and perfuse the heart muscle. This function is intended to reduce ventricular work (resting the heart) and provide flow to vital organs. The Impella 2.5 is introduced with normal interventional cardiology procedures and can pump up to 2.5 liters of blood per minute.

In August 2007, we received approval from the FDA to begin a high-risk percutaneous coronary intervention, or PCI, pivotal clinical trial, known as the Protect II study, for the Impella 2.5. The pivotal study will determine the safety and effectiveness of the Impella 2.5 as compared to optimal medical management with an intra-aortic balloon, or IAB, during “high-risk” angioplasty procedures. The study inclusion criteria have been extended to include patients with triple vessel disease with low ejection fraction. The study is approved under category B2 status and the trial sites are eligible for full reimbursement from the Centers for Medicare and Medicaid Services, or CMS. The randomized pivotal study, in which 654 patients at up to 150 hospitals will undergo a high-risk PCI procedure, is comprised of two arms comparing nearly equal number of Impella 2.5 supported patients and IAB supported patients during the procedure. Patients receiving the Impella 2.5 can be supported for up to five days as a left ventricular assist device, or VAD. As of March 31, 2010, a total of 341 patients were enrolled in the Protect II study, or 52% of the 654 patients required. Based on current trial enrollment rates, we expect to complete the Protect II study in 2012.

In March 2008, we received approval from the FDA to begin a second pivotal study for our Impella 2.5 in the U.S. under an investigational device exemption, or IDE, for hemodynamically unstable patients undergoing a PCI procedure due to acute myocardial infarction, or AMI, commonly referred to as heart attack. The AMI study, known as Recover II, was to determine the safety and effectiveness of the Impella 2.5 as a left ventricular assist device for heart attack patients as compared to optimal medical management with an IAB. The study is approved under category B2 status and the trial sites are eligible for full CMS reimbursement. The randomized study, at up to 150 hospitals, is comprised of two arms; those patients that receive the Impella 2.5 for up to five days and patients that receive IAB therapy. The study will compare 192 Impella 2.5 patients to 192 IAB patients relative to a composite end point comparing safety and efficacy. In September 2009, we suspended further administrative progress towards new site activation on the Recover II study while exploring changes in the study design. Because Recover II is a pivotal trial conducted under IDE, any changes in the study design need to be approved by the FDA.

In addition to the FDA approved studies for Impella 2.5, we are also conducting USpella, the first U.S. multicenter observational registry collecting clinical data and outcomes for patients supported with Impella 2.5 during elective, urgent and emergent procedures. We invited 62 hospitals in the U.S. and Canada to participate in the USpella registry. Of these, 45 centers have accepted the invitation and have begun the activation process, and 24 of these sites have received Investigational Review Board, or IRB, approval. An independent Clinical Event Committee (CEC) has been established to adjudicate adverse event reporting. As of March 31, 2010, a total of 251 of the 301 patient data reports have completed the CEC adjudication process.

The clinical trial experience to date with our Impella 2.5 has been favorable, including our completed U.S. safety pilot clinical trial. Factors that affect the length of time to complete the pivotal studies in the U.S. study include the timing of each center receiving IRB approval, the timing of the training we provide each center, and the rate of patient enrollment.

Impella 5.0 and Impella LD

The Impella 5.0 catheter and Impella LD are percutaneous micro heart pumps with integrated motors and sensors for use primarily in the heart surgery suite. These devices are designed to support patients who require higher levels of circulatory support as compared to the Impella 2.5. The Impella 5.0 and Impella LD devices received 510(k) clearance in April 2009, for circulatory support for up to six hours and have CE mark approval in Europe and are approved for use in over 40 countries.

The Impella 5.0 is implanted via a small incision in the femoral artery in the groin and can be quickly inplanted via the femoral artery using a guide wire to reach the left ventricle of the heart where it is directly deployed to draw blood out of the ventricle, deliver it to the systemic system and perfuse the heart muscle. This function is intended to reduce ventricular work (resting the heart). The Impella LD is similar to the Impella 5.0 but is implanted directly through an incision in the subclavien or through an aortic graft. The Impella 5.0 and Impella LD can pump up to five liters of blood per minute and have been used to treat patients in need of cardiac support resulting from post-cardiotomy cardiogenic shock, myocarditis, low cardiac output after a heart attack, or post-coronary intervention procedures.

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

The AB5000 Circulatory Support System is designed to provide a longer duration of support than the BVS 5000 and facilitates patient mobility in the hospital. The AB5000 can provide up to 6.0 liters of pulsatile blood flow per minute to support patients in profound shock and was approved by the FDA in 2003. Our AB5000 is designed to provide enhanced patient mobility within and between medical centers and to provide enhanced features and ease of use for caregivers. We believe the AB5000 system’s high flow rates, ease of implant and historically low incidence of adverse events facilitate heart recovery, for patients with potential for recovery, potentially avoiding the need for heart transplantation and thereby improving patient outcomes.

We have developed a Portable Circulatory Support Driver, or Portable Driver, for both in-hospital and out-of-hospital patients which is designed to support our AB5000 VAD. We received CE mark approval for our Portable Driver in March 2008. In May 2008, we received conditional approval for the Portable Driver under an investigational device exemption, or IDE, to conduct a U.S. patient discharge study at 20 hospitals for 30 patients. In March 2009, we received FDA approval of our PMA supplement for the AB Portable™ Driver. This clearance allows for immediate commercial shipment of the device to U.S. hospitals for in hospital and transport use. The out of hospital use is being studied in a clinical trial to allow patients to go home while waiting for recovery.

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

Our Markets

According to the American Heart Association, or AHA, Heart Disease and Stroke Statistics 2009 Update Report, coronary heart disease, or CHD, caused about 1 of every 5 deaths in the U.S. in 2005. CHD mortality in 2005 was approximately 445,000. In 2009, an estimated 785,000 Americans will have a new coronary attack and about 470,000 will have a recurrent attack. An estimated additional 195,000 silent first myocardial infarctions occur each year. Coronary heart disease is a condition of the coronary arteries that causes reduced blood flow and insufficient oxygen delivery to the affected portion of the heart. Coronary heart disease leads to acute myocardial infarction, or AMI, commonly known as a heart attack, which may lead to heart failure, a condition in which the heart is unable to pump enough blood to the body’s major organs.

A broad spectrum of therapies exists for the treatment of patients in early stages of CHD. Angioplasty procedures and stents are commonly used in the cath lab to restore and increase blood flow to the heart. These treatments are often successful in slowing the progression of heart disease, extending life, and/or improving the quality of life for some period of time. Patients presenting with acute cardiac injuries have potentially recoverable hearts. Treatment for these patients in pre-shock in the cath lab is primarily focused on hemodynamic stabilization. Acute heart failure patients in profound shock typically require treatment in the surgery suite. These are patients suffering from cardiogenic shock after a heart attack, post-cardiotomy cardiogenic shock or myocarditis complicated with cardiogenic shock. Chronic heart failure patients have hearts that are unlikely to be recoverable due to left and/or right side heart failure and their conditions cause a heart to fail over time. Limited therapies exist today for patients with severe, end-stage, or chronic heart failure.

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

Destination therapy generally involves the implantation of a mechanical support device as the last clinical alternative for a chronic patient with end-stage heart failure who is not eligible for transplantation. Destination therapy only prolongs the end-stage disease, as the patient’s heart condition is terminal and the patient’s heart is not expected to recover. Furthermore, artificial replacement hearts, another destination therapy modality, may be suitable for end-stage heart failure patients requiring full support.

Our product portfolio is designed to provide a continuum of care in heart recovery to acute heart failure patients from the intensive care unit to the cath lab to the surgery suite to home discharge and to provide an array of choices for clinicians treating acute heart failure patients. Our products provide various levels of blood flow and are capable of supporting a patient from hours to months and longer to align with the clinical needs of the patient, whether in pre-shock or profound shock. Our primary cath lab products include the Impella ® pumps for support of acute pre-shock patients or for prophylactic support of patients undergoing high-risk percutaneous coronary intervention. Our primary surgery suite products include our Impella pumps, our BVS ® 5000 blood pump and AB5000 TM VAD. Our BVS 5000 and AB5000 are designed to support acute heart failure patients in need of more blood flow and longer duration of support for AMI, cardiogenic shock post-AMI, and myocarditis.

We developed our first heart recovery products for use in open heart centers and transplant centers.

Research and Product Development

Since our founding in 1981, we have gained substantial expertise in circulatory support while developing the BVS and the AB5000 systems and our AbioCor. Our current strategy is to develop a complete portfolio of products to treat acute heart failure patients with the goal of heart recovery. We have used this expertise to develop our IAB, iPulse and Portable Driver, and we intend to continue to use this experience to develop additional circulatory support products. Our research and development efforts are focused on developing a broader portfolio of products across the continuum of care in heart recovery, primarily focused in the area of circulatory care. In addition, we have a number of new products at various stages of development some of which integrate the Impella technology platform.

As of March 31, 2010, research and development staff consisted of 80 professional and technical personnel, including 28 engineers with advanced degrees, covering disciplines such as electrical engineering, mechanical engineering, computer science, reliability engineering, fluid mechanics, materials and physiology.

We expended $26.0 million, $25.3 million, and $24.9 million on research and development in fiscal years 2010, 2009, and 2008, respectively. Our research and development expenditures include costs related to clinical trials, including ongoing clinical studies for our Impella products.

Sales, Clinical Support, Marketing and Field Service

As of March 31, 2010, our worldwide sales, clinical support, marketing and field service teams included 128 full-time employees, 109 of whom are in the U.S. and 19 of whom are in Europe. Over the past five years, we have significantly increased the number of our direct sales and clinical support personnel covering the U.S., Canada, Germany, and France.

Our clinical support personnel consist primarily of registered nurses with experience in either the surgery suite or the cath lab, and they play a critical role in training current and prospective customers in the use of our products.

International sales (sales outside the U.S., primarily in Europe) accounted for 9%, 14%, and 17% of total product revenue during the fiscal years ended March 31, 2010, 2009, and 2008 respectively.

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

We believe our existing manufacturing facilities give us the necessary physical capacity to produce sufficient quantities of products to meet anticipated demand for at least the next twelve months based on our revenue forecast. In fiscal 2008 and 2009, we invested in capacity expansion in our German facility to meet the growing demand of our Impella 2.5 product after the 510(k) clearance that we received in June 2008. In January 2010, we started performing some subassembly work on the Impella in Danvers to supplement main Impella manufacturing production in Aachen.

In July 2008, we entered into an agreement to lease additional manufacturing space in Athlone, Ireland in anticipation of supporting future demand of Impella 2.5. We deferred the start up activities at our Athlone, Ireland manufacturing facility and are in the process of moving the equipment from Athlone to Aachen and Danvers. We have started exploring opportunities to sub-lease the Athlone facility or terminate the lease early. We expect to record an expense of approximately $1.0 million as an estimate of the cost to terminate the Athlone lease when we fully vacate the facility, which is expected to occur in fiscal 2011. As of March 31, 2010, we have $1.2 million in fixed assets located in our Athlone facility.

We expect to start a second production line for Impella in Aachen during fiscal 2011 and are developing additional Impella manufacturing capacity in Danvers. Our U.S. and German manufacturing facilities are ISO certified and operate under the FDA’s good manufacturing practice requirements set forth in the current quality system regulation, or QSR.

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

We own or have rights to numerous U.S. and foreign patents. Our U.S. patents have expiration dates ranging from 2011 to 2026 and our foreign patents have expiration dates ranging from 2016 to 2023. We also own or have rights to certain pending U.S. and foreign patent applications. We believe patents will issue pursuant to such applications, but cannot guarantee it. Moreover, neither the timing of any issuance, the scope of protection, nor the actual issue date of these pending applications can be forecasted with precision. Where we have licensed patent rights from third parties, we are generally required to pay royalties.

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

The AB5000 and BVS 5000 systems can assume the full pumping function of the heart. The FDA approved these systems as recovery devices for the treatment of patients with potentially reversible heart failure. These products compete with a temporary cardiac assist device from Thoratec Corporation, which is also capable of assuming the full pumping function of the heart and is today approved as a recovery device for post-cardiotomy support only. The Thoratec device was originally approved for bridge-to-transplant indications and we believe bridge-to-transplant continues to be the primary use of the device. In addition, the AB5000 and BVS 5000 compete with other blood pumps that are used in medical centers for a variety of applications, such as intra-aortic balloon pumps, including those offered by Getinge and Arrow International, and centrifugal pumps. Levitronix is conducting clinical trials in the U.S. for a device that may compete with our heart assist products in some applications. Levitronix has licensed this product to Thoratec for distribution in the U.S. These pumps are cleared under a 510(k) submission in which their labeling does not allow for specific indications beyond six hours of use. These pumps are limited to either providing partial pumping support of failing hearts, or are non-pulsatile, or are not recommended for the duration of support generally required for recovery. The FDA provided 510(k) clearance for a product designed by CardiacAssist, Inc. that may compete with our products. Approval by the FDA of products that compete directly with our products could increase competitive pricing and other pressures. We believe that we will compete with such products based primarily on clinical effectiveness, scientific evidence, global customer relationships and customer relations.

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

Medicare payment may be made, in appropriate cases, for procedures performed in the in-patient hospital setting using our technology. Medicare generally reimburses healthcare institutions in which the procedures are performed based upon prospectively determined amounts. For hospital in-patient stays, the prospective payment generally is determined by the patient’s condition and other patient data and procedures performed during the in-patient stay, using a classification system known as diagnosis-related groups, or DRGs. Prospective rates are adjusted for, among other things, regional differences, co-morbidity, and complications. Hospitals performing in-patient procedures using our devices generally do not receive separate Medicare reimbursement for the specific costs of purchasing or implanting our products. Rather, reimbursement for these costs is bundled with the DRG-based payments made to hospitals for the procedures during which our devices are implanted, removed, repaired or replaced. Because prospective payments are based on predetermined rates and may be less than a hospital’s actual costs in furnishing care, hospitals have incentives to lower their in-patient operating costs by utilizing products, devices and supplies that will reduce the length of in-patient stays, decrease labor or otherwise lower their costs.

Coverage and reimbursements for procedures to implant, remove, replace or repair the AB5000 and BVS 5000 are generally established in the U.S. market. For instance, Medicare covers the use of VADs when used for support of blood circulation post-cardiotomy, as a temporary life-support system until a human heart becomes available for transplant, or as therapy for patients who require permanent mechanical cardiac support. Coverage and reimbursements for procedures to implant the Impella 2.5, 5.0, or LD are also established for in-hospital use by Medicare including ICD-9 for procedures and DRG coding. Actual coverage and payment may vary by local Medicare fiscal intermediary or third party insurer.

In addition to payments to hospitals for procedures using our technology, Medicare makes separate payments to physicians for their professional services when they perform surgeries to implant, remove, replace or repair our AB5000 or BVS 5000 devices or when they perform percutaneous insertion and removal of Impella. Physicians generally bill for such services using a coding system known as Current Procedural Terminology, or CPT, codes. Physician services performed in connection with the implantation, removal, replacement or repair of our AB5000 or BVS 5000 devices are billed using a variety of CPT codes. Generally, Medicare payment levels for physician services are based on the Medicare Physician Fee Schedule and are revised annually by CMS.

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

When clinical trials of a device are required in order to obtain FDA approval, the sponsor of the trial is required to file an investigational device exemption, or IDE, application before commencing clinical trials. The IDE application must be supported by data, which typically include the results of extensive device bench testing, animal testing performed in conformance with Good Laboratory Practices, and formal laboratory testing and documentation in accordance with appropriate design controls and scientific justification.

The FDA reviews and must approve an IDE before a study may begin in the U.S. In addition, the study must be approved by an Institutional Review Board, or IRB, for each clinical site. When all approvals are obtained, the study may be initiated to evaluate the device.

The FDA, and the IRB at each institution at which a clinical trial is being performed, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. All clinical studies of investigational devices must be conducted in compliance with FDA requirements. During a study, we are required to comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, recordkeeping and prohibitions on the promotion of investigational devices or making safety or efficacy claims for them. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and record keeping requirements. Following completion of a study, we would need to collect, analyze and present the data in an appropriate submission to the FDA, either through a 510(k) premarket notification or a PMA.

During the 510(k) process, the FDA reviews a premarket notification and determines whether or not a proposed device is “substantially equivalent” to “predicate devices.” In making this determination, the FDA compares the proposed device to a predicate device. If the intended use and technological characteristics are comparable to a predicate device, the device may be cleared for marketing. If the device has the same intended use as a predicate device and different technological characteristics, but data is submitted to the FDA showing that the device is at least as safe and effective as the legally marketed device, it may also be cleared for marketing. A device that raises a new question of safety or effectiveness is not eligible for the 510(k) clearance pathway and must undergo the PMA approval process. The FDA’s 510(k) clearance pathway usually takes from 3 to 12 months, but it can often last longer and clearance is never assured. In reviewing a premarket notification, the FDA may request additional information, including clinical data. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the agency can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Also, the manufacturer may be subject to significant regulatory fines or penalties.

Certain Class III devices that were on the market before May 28, 1976, known as preamendment Class III devices, and devices that are determined to be substantially equivalent to them, can be brought to market through the 510(k) process until the FDA, by regulation, calls for PMA applications for the devices. In addition, the Safe Medical Devices Act of 1990 requires the FDA either to down-classify preamendment

Class III devices to Class I or Class II or to publish a classification regulation retaining the devices in Class III. Manufacturers of preamendment Class III devices that the FDA retains in Class III must submit a PMA application within 90 days after the FDA publishes a final regulation requiring premarket approval for the device, or 30 months after final classification of the device, whichever is later. Failure to meet the deadline can lead the FDA to prevent continued marketing of the device during the PMA application review period. Our IAB received 510(k) clearance based on a preamendment Class III device. The Impella 2.5, Impella 5.0, and Impella LD received clearance based on a preamendment Class III device. If the FDA calls for a PMA for a preamendment Class III device, a PMA must be submitted for the device even if the device has already received 510(k) clearance; however, if the FDA down-classifies a preamendment Class III device to Class I or Class II, a PMA application will not be required.

The PMA approval pathway requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA approval pathway is much more costly, lengthy and uncertain than the 510(k) path. In the PMA process, the FDA examines detailed data to assess the safety and effectiveness of the device. This information includes design, development, manufacture, labeling, advertising, preclinical testing and clinical study data. Prior to approving the PMA, the FDA may conduct an inspection of the manufacturing facilities and the clinical sites where the supporting study was conducted. The facility inspection evaluates the company’s compliance with the QSR. An inspection of clinical sites evaluates compliance with the IDE requirements. Typically, the FDA will convene an advisory panel meeting to seek review of the data presented in the PMA. The panel’s recommendation is given substantial weight, but is not binding on the agency. If the FDA’s evaluation is favorable, the PMA is approved and the device may be marketed in the U.S. The FDA may approve the PMA with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

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

Our AB5000 and BVS 5000 systems are approved by the FDA for use in patients who have undergone successful cardiac surgery and subsequently develop low cardiac output, or patients who suffer from acute cardiac disorders leading to hemodynamic instability. The intent of therapy is to provide circulatory support, restore normal hemodynamics, reduce ventricular work, and allow the heart time to recover adequate mechanical function. In 1992, the FDA approved our PMA for the BVS 5000. In 1996 and 1997, the FDA approved the use of the BVS 5000 for additional indications, expanding its use to the treatment of all patients with potentially reversible heart failure. In April 2003, the AB5000 Circulatory Support System Console and in September 2003, the AB5000 VAD were approved under PMA supplements. We received FDA clearance for our new IAB in December 2006. Our iPulse console was approved by the FDA under a PMA supplement in December 2007. Our Impella 2.5 device received 510(k) clearance in June 2008 for partial circulatory support for up to six hours. We received FDA 510(k) clearance of our Impella 5.0 and Impella LD devices in April 2009 for circulatory support for up to six hours. Our AB Portable Driver received FDA approval under a PMA supplement in March 2009. All of these products have CE marks allowing distribution within the European Union.

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

We are subject to routine inspection by the FDA and other regulatory authorities for compliance with Quality System Regulation, or QSR, and MDR requirements, as well as other applicable regulations. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal fines and penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice.

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

International Regulation

We are also subject to regulation in each of the foreign countries in which we sell our products. Many of the regulations applicable to our products in these countries are similar to those of the FDA. The European Union requires that medical devices such as ours comply with the Medical Device Directive or the Active Implantable Medical Device Directive, which includes quality system and CE certification requirements. To obtain a CE Mark in the European Union, defined products must meet minimum standards of safety and quality (i.e., the essential requirements) and then undergo an appropriate conformity assessment procedure. A Notified Body assesses the quality management systems of the manufacturer and the product conformity to the essential and other requirements within the Medical Device Directive. In the European Union, we are also required to maintain certain International Organization for Standardization, or ISO, certifications in order to sell our products. Our BVS 5000, AB5000, Impella products, IAB, iPulse console and Portable Driver are CE marked and available for sale in the European Union. We are also subject to regulations in Canada (CAMCAS) and other countries where we sell our products. Lack of regulatory compliance in any of these jurisdictions could limit our ability to distribute products in these countries.

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

In recent years, several states, including California, Vermont, Maine, Minnesota, Massachusetts, New Mexico, Nevada, and West Virginia, in addition to the District of Columbia, have enacted legislation requiring biotechnology, pharmaceutical and medical device companies to establish marketing compliance programs and file periodic reports on sales, marketing, and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. We could face enforcement action, fines and other penalties and could receive adverse publicity, all of which could harm our business, if it is alleged that we have failed to fully comply with such laws and regulations. Similarly, if the physicians or other providers or entities with whom we do business are found not to comply with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

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

Employees

As of March 31, 2010, we had 365 full-time employees, including:

•	80 in product engineering, research and development, and regulatory;

•	128 in sales, clinical support, marketing and field service;

•	113 in manufacturing; and

•	44 in general and administration.

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

Risks Related to Our Business

We have not operated at a profit and do not expect to be profitable in our fiscal year 2011.

We have incurred net losses in each of the past three fiscal years and for most of our history. We plan to make significant expenditures in fiscal 2011 and subsequent fiscal years for, among other things, the expansion of our global distribution network and ongoing product development, which we expect will result in losses in our fiscal year 2011 and potentially in future periods. These expenditures include costs associated with hiring additional personnel, performing clinical trials, continuing our research and development relating to our products under development, seeking regulatory approvals and, if we receive these approvals, commencing commercial manufacturing and marketing activities. The amount of these expenditures is difficult to forecast accurately and cost overruns may occur. We also expect that we will need to make significant expenditures to begin to market and manufacture in commercial quantities our recently approved circulatory care products, and any other new products for which we may receive regulatory approvals or clearances in the future.

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

In order to obtain premarket approval and in some cases, a 510(k) clearance, we may be required to conduct well-controlled clinical trials designed to test the safety and effectiveness of the product. In order to conduct clinical studies, we must generally receive an investigational device exemption, or IDE, for each device from the FDA. An IDE allows us to use an investigational device in a clinical trial to collect data on safety and effectiveness that will support an application for premarket approval or 510(k) clearance from FDA. We have received IDE approval and are conducting clinical trials for our Impella 2.5, Impella 5.0 and Portable Driver.

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

Our future revenue and operating results will depend on our ability to manage the anticipated growth of our business. Since 2004, we have experienced significant growth in the scope of our operations and the number of our employees. This growth has placed significant demands on our management as well as our financial and operations resources. In order to achieve our business objectives, we will need to continue to grow. However, continued growth presents numerous challenges, including:

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

Our products and products under development may not enjoy commercial acceptance or success, which could adversely affect our business and results of operations. We need to create markets for our Impella micro heart pumps, AB5000, IAB, iPulse console, Portable Driver, AbioCor and other new or future products, including achieving market acceptance among physicians, medical centers, patients and third-party payers. In particular, we need to gain acceptance of our Impella products among interventional cardiologists, who have not previously been users of our other devices. The obstacles we will face in trying to create successful commercial markets for our products include:

•	limitations inherent in first-generation devices, and the potential failure to develop successive improvements, including increases in service life;

•	the introduction by other companies of new treatments, products and technologies that compete with our products;

•	the timing and amount of reimbursement for these products, if any, by third-party payers;

•	the potential reluctance of clinicians to obtain adequate training to use our products or to use new products;

•	the lifestyle limitations that patients will have to accept for our AbioCor products; and

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

Any modification to an FDA-cleared device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use, requires a new 510(k) clearance or PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA may review any such decision. Modifications of this type are common with new products. We anticipate that the first generation of each of our products will undergo a number of changes, refinements and improvements over time. For example, the current configuration of the AbioCor’s thoracic unit, or “replacement heart,” is sized for patients with relatively large chest cavities and we anticipate that we would need to obtain regulatory approval of thoracic units of other sizes to treat smaller patients. If the FDA requires us to seek clearance or approval for modification of a previously cleared product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval and we may be subject to significant regulatory fines or penalties, which could have a material adverse effect on our financial results and competitive position. We also cannot assure you that we will be successful in obtaining clearances or approvals for our modifications, if required. We and our third-party suppliers of product components are also subject to inspection and market surveillance by the FDA and other regulatory agencies for QSR and other requirements, the interpretation of which can change. Compliance with QSR and similar legal requirements can be difficult and expensive. Enforcement actions resulting from failure to comply with government requirements could result in fines, suspensions of approvals or clearances, recalls or seizure of products, operating restrictions or shutdown, and criminal prosecutions that could adversely affect the manufacture and marketing of our products. The FDA or another regulatory agency could withdraw a previously approved product from the market upon receipt of newly discovered information, including a failure to comply with regulatory requirements, the occurrence of unanticipated problems with products following approval, or other reasons, which could adversely affect our operating results.

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

To be successful, we believe we will need to increase our manufacturing capacity. We do not have experience in manufacturing our Impella products in the commercial quantities that might be required to meet potential demand, nor do we have experience manufacturing our other products in large quantities. We may encounter difficulties in scaling up manufacturing of our products, including problems related to product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures and lack of skilled personnel. If we cannot hire, train and retain enough experienced and capable scientific and technical workers, we may not be able to manufacture sufficient quantities of our current or future products at an acceptable cost and on time, which could limit market acceptance of our products or otherwise damage our business. In order for our manufacturing to meet the expected demand for our Impella 2.5 product, we have been implementing process improvements on the Impella production line at our manufacturing facility in Aachen, Germany to increase the output that we can produce at the facility. In addition to programs designed to further increase yield and capacity levels, we plan to incrementally expand manufacturing employment in Aachen and relocate selected sub-assembly production to our manufacturing facility in Danvers, Massachusetts. We have started exploring opportunities to sub-lease the Athlone facility or terminate the lease early. We expect to record an expense of approximately $1.0 million as an estimate of the cost to terminate the Athlone lease when we fully vacate the facility, which is expected to occur in fiscal 2011. We expect to start a second production line for Impella in Aachen during fiscal 2011 and are developing additional Impella manufacturing capacity in Danvers. If we are unable to implement these process improvements on a timely basis, it could inhibit our revenue growth.

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

In March 2010, the Federal government enacted healthcare reform legislation. The legislation will change the manner in which healthcare services are provided and paid for in the U.S. These changes may impact reimbursement for health care services, including reimbursement to hospitals and physicians. States may also enact further legislation that impacts Medicaid payments to hospitals and physicians. In addition, the Centers for Medicare & Medicaid Services, the Federal agency responsible for administering the Medicare program, will likely establish new payment levels for hospitals and physicians in line with the new legislation, which can increase or decrease payment to such entities. The healthcare reform legislation and any future legislative and regulatory initiatives could adversely affect demand for our products and have a material adverse impact on our revenues. Our business and results of operations could therefore be adversely affected by the current healthcare reform legislation as well as future healthcare reform.

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

Excise tax on medical device sales will cause our costs to increase.

Beginning in 2013, under newly enacted legislation, sales of medical devices will be taxed at a rate of 2.3%. As rules and regulations are developed under the new law, there may be exemptions created for certain types or classes of products. We may find, however, that there are no exemptions applicable to our products. This tax will impact our cost of doing business and may ultimately lower our profit margins. Additionally, the increased cost of business caused by this tax may hinder our ability to spend money on research and development of our products. We may be required to increase the prices of our devices to offset the additional cost of the tax. Medicaid and health insurance providers may place a cap on the reimbursement for purchases of our devices which will not allow us to offset the cost of the tax. We may ultimately lose customers who are unwilling or unable to pay the increased costs, which could adversely affect our business and operating results.

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

In recent years, several states, including California, Vermont, Maine, Minnesota, Massachusetts, New Mexico, Nevada, and West Virginia, in addition to the District of Columbia, have enacted legislation requiring biotechnology, pharmaceutical and medical device companies to establish marketing compliance programs and file periodic reports on sales, marketing, and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. We could face enforcement action, fines and other penalties and could receive adverse publicity, all of which could harm our business, if it is alleged that we have failed to fully comply with such laws and regulations. Similarly, if the physicians or other providers or entities with whom we do business are found not to comply with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

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

Historically, our annual and quarterly operating results have fluctuated widely and we expect these fluctuations to continue. Among the factors that may cause our operating results to fluctuate are:

•	the timing of customer orders and deliveries, particularly for our consoles, which are substantially more expensive than our disposable products;

•	competitive changes, such as price changes or new product introductions that we or our competitors may make;

•	the timing of regulatory actions, such as product approvals or recalls;

•	costs we incur developing and testing our Impella heart pumps, IAB, Portable Driver, iPulse console, AbioCor and any other product products;

•	costs we incur in anticipation of future sales, such as inventory purchases, expansion of manufacturing facilities, or establishment of international sales offices;

•	the effect of fluctuations in currency exchange rates on our results of operations;

•	economic conditions in the healthcare industry; and

•	efforts by governments, insurance companies and others to contain health care costs, including changes to reimbursement policies.

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

At March 31, 2010, we had federal and state net operating loss (“NOL”) carryforwards of approximately $165.1 million and $118.5 million, respectively, which expire in varying years from fiscal 2011 through fiscal 2030. Additionally, at March 31, 2010, we had federal and state research and development credit carryforwards of approximately $8.6 million and $4.5 million, respectively, which expire in varying years from fiscal 2011 through fiscal 2030.

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax assets and liabilities. Additionally, the future utilization of our NOL and research and development credit carry forwards to offset future taxable income may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership changes that have occurred previously or that could occur in the future. Ownership changes, as defined in Section 382 of the Internal Revenue Code, can limit the amount of NOL’s and research and development credit carry forwards that a company can use each year to offset future taxable income and taxes payable. We completed a Section 382 study and analysis in fiscal 2008 to determine whether changes in the composition of our stockholders, including our acquisition of Impella and our recent public offering, resulted in an ownership change for purposes of Section 382. We believe that all of our federal and state NOL’s are available for carryforward to future tax periods, subject to the statutory maximum carryforward limitation of any annual NOL. Any future potential limitation to all or a portion of the NOL or research and development credit carry forwards, before they can be utilized, would reduce our gross deferred tax assets. We plan to monitor subsequent ownership changes, which could impose limitations in the future.

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

Our intellectual property rights are and will continue to be a critical component of our success. A substantial portion of our intellectual property rights relating to the AB5000, BVS 5000, Impella products, AbioCor, and other products under development is in the form of trade secrets, rather than patents. Unlike patents, trade secrets are only recognized under applicable law if they are kept secret by restricting their disclosure to third parties. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with employees, consultants and other parties. However, certain consultants and third parties with whom we have business relationships, and to whom in some cases we have disclosed trade secrets and other proprietary knowledge, may also provide services to other parties in the medical device industry, including companies, universities and research organizations that are developing competing products. In addition, some of our former employees who were exposed to certain of our trade secrets and other proprietary knowledge in the course of their employment may seek employment with, and become employed by, our competitors. We cannot be assured that consultants, employees, and other third parties with whom we have entered into confidentiality agreements will not breach the terms of such agreements by improperly using or disclosing our trade secrets or other proprietary knowledge, that we will have adequate remedies for any such breach, or that our trade secrets will not become known to or be independently developed by our competitors. The loss of trade secret protection for technologies or know-how relating to our product portfolio and products under development could adversely affect our business and our prospects.

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

The risk of product liability claims is heightened when we sell products that are intended to support a patient until the end of life. The finite life of our products, as well as complications associated with their use, could give rise to product liability claims whether or not the products have extended or improved the quality of a patient’s life. For example, the AbioCor will have a finite life and could cause unintended complications to other organs and may not be able to support all patients successfully. Its malfunction could give rise to product liability claims whether or not it has extended or improved the quality of the patient’s life. If we have to pay product liability claims in excess of our insurance coverage, our financial condition will be adversely affected.

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

Fluctuations in foreign currency exchange rates could result in declines in our reported sales and results of operations.

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

The market price of our common stock has fluctuated widely and may continue to do so. For example, from March 31, 2009 to March 31, 2010 the price of our stock ranged from a high of $11.25 per share to a low of $4.78 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters are located at 22 Cherry Hill Drive in Danvers, Massachusetts and consists of approximately 80,000 square feet of space under an operating lease. In June 2008, we amended this lease, which extended the lease from February 28, 2010 to February 28, 2016. The lease continues to be accounted for as an operating lease. The amendment changed the rent under the lease from $64,350 per month to the following schedule:

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

We lease a small office in Paris, France, which focuses on the sales and marketing of our product lines sold in France and we lease a small office in Leeds, United Kingdom for our sales and marketing efforts in the United Kingdom.

In light of the 510 (k) clearance of our Impella 2.5 device and in advance of potential PMA approvals for our Impella 2.5 device, we evaluated opportunities outside the U.S. for a high-throughput manufacturing facility. In July 2008, we entered into a lease agreement providing for the lease of a 33,000 square foot manufacturing facility in Athlone, Ireland. The lease agreement is for a term of 25 years and one week, commencing on July 18, 2008. The monthly rent due under the lease agreement and payable monthly is 22,455.33€ (Euro) (approximately U.S. $30,000) per month or 269,464€ (Euro) (approximately U.S. $360,000) per year through April 17, 2013. On April 18, 2013 and each fifth anniversary of that date, the rental rate will be set to a current market rate, as determined by the procedures set forth in the lease agreement. We have the right to terminate the lease on July 18, 2013, subject to the payment of a termination fee equal to 18 months rent, and the right to terminate the lease on July 18, 2018, subject to the payment of a termination fee equal to six months of the then current rent. We have started exploring opportunities to sub-lease the Athlone facility or terminate the lease early. We expect to record an expense of approximately $1.0 million as an estimate of the cost to terminate the Athlone lease when we fully vacate the facility, which is expected to occur in fiscal 2011.

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

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common stock is traded on the Nasdaq Global Market under the symbol “ABMD.” The following table sets forth the range of high and low sales prices per share of common stock, as reported by the Nasdaq Global Market for our two most recent fiscal years:

Fiscal Year Ended March 31, 2009	High	Low
First Quarter	$20.00	$12.87
Second Quarter	20.07	16.29
Third Quarter	18.03	10.54
Fourth Quarter	16.74	4.67

Fiscal Year Ended March 31, 2010	High	Low
First Quarter	$8.89	$4.78
Second Quarter	10.10	6.87
Third Quarter	11.25	7.90
Fourth Quarter	11.15	7.80

Number of Stockholders

As of May 28, 2010, we had approximately 655 holders of record of our common stock and there were approximately 8,492 beneficial holders of our common stock. Many beneficial holders hold their stock through depositories, banks and brokers included as a single holder in the single “street” name of each respective depository, bank, or broker.

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

Performance Graph

The following graph compares the yearly change in the cumulative total stockholder return for our last five full fiscal years, based upon the market price of our common stock, with the cumulative total return on a Nasdaq Composite Index (U.S. Companies) and a peer group, the Nasdaq Medical Equipment-SIC Code 3840-3849 Index, which is comprised of medical equipment companies, for that period. The performance graph assumes the investment of $100 on March 31, 2005 in our Common Stock, the Nasdaq Composite Index (U.S. Companies) and the peer group index, and the reinvestment of any and all dividends.

	Cumulative Total Return ($)
	3/31/2005	3/31/2006	3/31/2007	3/31/2008	3/31/2009	3/31/2010
ABIOMED, Inc.	100	121.93	129.11	124.20	46.31	97.54
Nasdaq Composite Index	100	117.03	121.13	114.00	76.46	119.94
Nasdaq Medical Equipment SIC Code 3840-3849	100	125.78	115.61	107.11	61.08	110.77

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

Transfer Agent

American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038, is our stock Transfer Agent.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

	Fiscal Years Ended March 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenue:
Products	$84,765	$72,512	$58,322	$50,408	$43,322
Funded research and development	948	698	619	241	348

	85,713	73,210	58,941	50,649	43,670

Costs and expenses:
Cost of product revenue	22,529	20,437	15,065	12,012	11,685
Research and development	25,954	25,328	24,917	22,292	16,739
Selling, general and administrative	60,837	55,357	52,658	42,448	30,923
Arbitration decision	—	—	1,206	—	—
Expensed in-process research and development	—	—	—	800	13,306
Amortization of intangible assets	1,469	1,606	1,582	1,608	1,308

	110,789	102,728	95,428	79,160	73,961

Loss from operations	(25,076)	(29,518)	(36,487)	(28,511)	(30,291)

Other income (expense):
Investment income (expense), net	373	(1,404)	1,625	1,045	1,194
Gain on sale of WorldHeart stock	6,389	313	—	—	—
Change in fair value of WorldHeart note receivable and warrant	—	—	(5,000)	—	—
Other (expense) income, net	(39)	(236)	(541)	60	4

	6,723	(1,327)	(3,916)	1,105	1,198

Loss before provision for income taxes	(18,353)	(30,845)	(40,403)	(27,406)	(29,093)
Provision for income taxes	671	752	527	475	356

Net loss	$(19,024)	$(31,597)	$(40,930)	$(27,881)	$(29,449)

Basic and diluted net loss per share	$(0.52)	$(0.91)	$(1.26)	$(1.03)	$(1.15)
Weighted average shares outstanding	36,875	34,882	32,465	27,124	25,649

Balance Sheet Data:
Cash, cash equivalents, and short and long term marketable securities	$58,265	$60,900	$38,299	$75,125	$30,835
Working capital	64,604	70,910	52,027	83,485	37,704
Total assets	129,570	135,958	118,031	136,183	78,537
Stockholder’s equity	107,956	115,983	93,594	122,095	69,488

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margin and anticipated expense levels, as well as other statements, including words such as “may,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Item 1A Risk Factors as well as other risks and uncertainties referenced in this report.

Overview

We are a leading provider of medical devices in circulatory support and we offer a continuum of care in heart recovery to acute heart failure patients. Our products are designed to enable the heart to rest, heal and recover by improving blood flow and/or performing the pumping function of the heart. Our products are used in the cardiac catheterization lab, or cath lab, by interventional cardiologists and/or in the heart surgery suite by heart surgeons for patients who are in need of hemodynamic support prophelactically during high risk angioplasty procedures or who are in pre- shock, shock or profound cardiogenic shock. We believe heart recovery is the optimal clinical outcome by restoring the quality of life for patients. In addition, we believe heart recovery is the most cost-effective path for the healthcare system.

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

In order for our manufacturing to meet the expected demand for our Impella 2.5 product, we have been implementing process improvements at our manufacturing facilities in Aachen, Germany, to increase the output that we can produce at the facility. In addition to further process improvement programs designed to further increase yield and capacity levels, we plan to incrementally expand manufacturing capacity in Aachen and relocate selected Impella sub-assembly production to our manufacturing facility in Danvers, Massachusetts. As of March 31, 2010, we have $1.2 million in fixed assets located at our Athlone facility. We have started exploring opportunities to sub-lease the facility or terminate the lease early. We expect to record an expense of approximately $1.0 million as an estimate of the cost to terminate the Athlone lease when we fully vacate the facility, which is expected to occur in fiscal 2011. We expect to start a second production line for Impella in Aachen during fiscal 2011 and are developing additional Impella manufacturing capacity in Danvers.

Revenues from our other heart recovery products, largely focused on the heart surgery suite, decreased in fiscal 2010 as we continued to strategically focus our sales and marketing efforts towards our Impella products in the cath lab. We expect that sales from these other products, especially our non-Impella products, will decline in the short term as we dedicate the majority of our focus and resources on our Impella products. We have from time to time engaged in console placement programs related to our iPulse consoles, in order to encourage utilization of our BVS and AB5000 disposables. We have also developed a portable driver for our AB5000 product which received FDA approval under a PMA supplement in March 2009. This clearance allows for immediate commercial shipment of the device to U.S. hospitals for in hospital and transport use. The out of hospital use is being studied in a clinical trial to allow patients to go home while waiting for recovery. We believe that the added mobility afforded by the portable driver will help our overall AB5000 revenues. Our BVS product was launched in 1992 and revenue from this product has been declining as AB5000, our next-generation product for heart recovery, is designed to provide a longer duration of support than the BVS 5000 and facilitates patient mobility in the hospital. We expect revenue from BVS to continue to decline as our customers transition more to AB5000 disposables and our new Impella 5.0 and LD products geared for the surgery suite. We expect our revenues from our non-Impella business during fiscal 2011 will continue to decrease as we continue to focus on our Impella products. We do not expect that revenues from sales of our replacement heart product, the AbioCor, will be a material portion of our total revenues for the foreseeable future as our primary strategic focus is centered around heart recovery for acute heart failure patients. We did not recognize any AbioCor revenue during fiscal 2009 or 2010.

We have incurred net losses since our inception, including net losses of $19.0 million and $31.6 million in fiscal years 2010 and 2009, respectively. We expect to incur additional net losses in the future as we continue to invest in research and development expenses related to our products, conduct clinical studies on our products, and expand our commercial infrastructure in the U.S.

Our financial condition was bolstered by our public offering in August 2008, which yielded us approximately $42.0 million in net proceeds after deducting offering expenses. We expect that our existing cash resources, together with our revenues, will be sufficient to fund our operations for at least the next 12 months.

Critical Accounting Policies and Estimates

Significant Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventories, impairment of intangible assets and goodwill, financial instruments, accrued expenses, income taxes including the valuation allowance for deferred tax assets, stock-based compensation, valuation of long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimated.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue from product sales to new customers is deferred until all elements of the sale have been delivered. All costs related to product shipment are recognized at time of shipment. Customers do not have a right of return on our product sales.

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

Goodwill and Intangible Assets

We evaluate goodwill for impairment at least annually using forecasts of discounted future cash flows. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and our evaluation of goodwill for impairment. Should the fair value of goodwill decline because of reduced operating performance, market declines, delays in regulatory approval, other indicators of impairment, or as a result of changes in the discount rate, charges for impairment of goodwill may be necessary. We performed our annual impairment review for fiscal 2010 as of October 31, 2009 and determined that no writedown for impairment of goodwill was required as the fair value of the reporting unit substantially exceeded the carrying value. The carrying amount of goodwill at March 31, 2010 was $37.2 million.

We estimate the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. We review intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors considered important which could trigger an impairment review include significant changes relative to: (i) projected future operating results; (ii) the use of the assets or the strategy for the overall business; (iii) business collaborations; and (iv) industry, business, or economic trends and developments. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If it is determined that the carrying value of intangible assets may not be recoverable, the asset is written down to its estimated fair value on a discounted cash flow basis. The net book value of intangible assets at March 31, 2010 was $3.0 million.

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

Inventories

We value our inventories of products held for sale at the lower of cost or current estimated market value. We regularly review inventory quantities on hand and write down to its net realizable value any inventory believed to be impaired. If actual demand or market conditions are less favorable than projected demand, additional inventory write-downs may be required that could adversely impact financial results for the period in which the additional excess or obsolete inventory is identified. We recorded write-downs of inventory in the amount of $3.5 million, $1.4 million, and $1.0 million for fiscal 2010, 2009, and 2008, respectively.

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include contract service fees, such as amounts due to clinical research organizations, professional service fees, such as fees of attorneys and accountants, fees of investigators in conjunction with clinical trials, third party expenses relating to marketing efforts associated with commercialization of our product and product candidates, and bonuses and commissions to our employees. In the event that we do not identify certain costs that have been incurred or we under or over-estimate the level of services or the costs of such services, our reported expenses for a reporting period could be overstated or understated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services is often subject to our judgment. We make these judgments and estimates based upon known facts and circumstances.

Stock-Based Compensation

We record stock-based compensation in our statements of operations based on the fair value method. This expense is determined after consideration of several significant judgments and estimates. The fair value of stock option grants is estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated based on historical volatility of our stock. The calculation of the fair value of the options is net of estimated forfeitures. The expected term of options represents the period of time that options granted are expected to be outstanding. We estimated the average expected life based on historical experience of our option exercises. Forfeitures are estimated based on an analysis of actual option forfeitures, adjusted to the extent historic forfeitures may not be indicative of forfeitures in the future. In addition, an expected dividend yield of zero is used in the option valuation model because we do not pay dividends and do not expect to pay any cash dividends in the foreseeable future.

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. At March 31, 2010, we had federal and state net operating loss carryforwards, or NOLs, of approximately $165.1 million and $118.5 million, respectively, which expire in varying years from fiscal 2011 through fiscal 2030. Additionally, at March 31, 2010, we had federal and state research and development credit carryforwards of approximately $8.6 million and $4.5 million, respectively, which expire in varying years from fiscal 2011 through fiscal 2030. In May 2005, we acquired Impella, a German-based company. Included in our NOLs is the utilization of certain pre-acquisition NOLs of Impella in future periods that is subject to certain statutory approvals and business requirements.

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

Financial Instruments

We entered into a convertible note purchase agreement with World Heart Corporation, or WorldHeart, in December 2007, a developer of implantable mechanical circulatory support systems for chronic heart failure patients. Under the agreement, we loaned $5.0 million to WorldHeart, with the note and accrued interest, at 8% per annum, convertible at our option into common stock of WorldHeart. We advanced $1.0 million of the loan in December 2007 with the remaining $4.0 million advanced in January 2008. The conversion feature within the note was an embedded derivative instrument, and accordingly, was separately valued within the carrying value of the note receivable. We also received a warrant to purchase up to 3,400,000 shares of WorldHeart common stock.

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

In May 2008, WorldHeart filed a Form 8-K disclosing that it had limited cash available to continue operations and that if it was unable to secure additional funding, it would be forced to take extraordinary business measures which could include filing for bankruptcy, ceasing operations and liquidating assets. Due to these events, we recorded an impairment charge of $5.0 million during fiscal 2008 relating to our note receivable to WorldHeart and our associated derivative instruments (the embedded conversion feature and warrant).

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

In December 2008, we sold 135,000 shares of WorldHeart for net proceeds of $0.3 million, which was, as a result of our basis having been reduced to zero, recorded as a gain on the sale of WorldHeart common stock during the three months ended December 31, 2008. In February and March 2010, we sold 2,543,496 shares of WorldHeart for net proceeds of $6.4 million which was recorded as a gain on the sale of WorldHeart common stock. As of March 31, 2010, we held 188,170 common shares of WorldHeart, or approximately 1.4% of WorldHeart’s issued and outstanding shares. The carrying value of this investment was zero at March 31, 2010.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon our estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for us means no later than April 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than April 1, 2011, will require us to apply this guidance retrospectively effective as of April 1, 2010 and will require us to disclose the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. The potential impact of this standard is being evaluated.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues (which includes revenues from products and funded research and development):

	Year Ended March 31,
	2010	2009	2008
Revenues:
Product	98.9%	99.0%	98.9%
Funded research and development	1.1	1.0	1.1

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product revenue	26.3	27.9	25.6
Research and development	30.3	34.6	42.3
Selling, general and administrative	71.0	75.6	89.3
Arbitration decision	—	—	2.0
Amortization of intangible assets	1.7	2.2	2.7

Total costs and expenses	129.3	140.3	161.9

Loss from operations	(29.3)	(40.3)	(61.9)

Other income (expense):
Investment income (expense), net	0.4	(1.9)	2.8
Gain on sale of WorldHeart stock	7.5	0.4	—
Change in fair value of WorldHeart note receivable and warrant	—	—	(8.5)
Other expense, net	—	(0.3)	(0.9)

	7.9	(1.8)	(6.6)

Loss before provision for income taxes	(21.4)	(42.1)	(68.5)
Provision for income taxes	0.8	1.0	0.9

Net loss	(22.2)%	(43.1)%	(69.4)%

Fiscal Years Ended March 31, 2010 and March 31, 2009 (“fiscal 2010” and “fiscal 2009”)

Our revenues are comprised of the following:

	Year Ended March 31,
	2010	2009
	(in $000’s)
Impella	$57,799	$36,364
Other	26,966	36,148

Total product revenues	$84,765	$72,512
Funded research and development	948	698

Total revenues	$85,713	$73,210

Product revenues for fiscal 2010 increased by $12.3 million, or 17%, to $84.8 million from $72.5 million for fiscal 2009. The increase in product revenue was primarily due to an increase in Impella revenue due to greater demand in the U.S. of the Impella 2.5, offset by a decrease in our other non-Impella revenue, primarily related to BVS and AB5000.

Impella revenues for fiscal 2010 increased by $21.4 million, or 59% to $57.8 million from $36.4 million for fiscal 2009. Most of our Impella revenue was from disposable product sales of Impella 2.5, primarily as a result of sales occurring after our 510(k) clearance in June 2008, as we focus on increasing utilization of Impella 2.5 through continued sales force and physician training. We have also generated sales of Impella 5.0 and Impella LD in the U.S. in fiscal 2010 following 510(k) clearance received in April 2009. We have sold the Impella to over 400 hospitals in the U.S. and our focus for fiscal 2011 will be concentrated on working with these hospitals to assist them in using Impella on a regular basis, thus creating continued demand for the product.

Other revenues for fiscal 2010 decreased by $9.1 million or 25%, to $27.0 million from $36.1 million for fiscal 2009. The decrease in other revenue was due to a decrease in BVS and AB disposable revenue as well as a decrease in console revenue supporting these product lines. We expect that BVS and AB5000 revenue will continue to decline in fiscal 2011 as we focus our sales efforts in the surgical suite on Impella 5.0 and LD.

Cost of Product Revenues

Cost of product revenues for fiscal 2010 increased by $2.1 million or 10%, to $22.5 million from $20.4 million for fiscal 2009. This was due to shipments of higher volumes of Impella 2.5 disposable products in fiscal 2010. Gross margin for fiscal 2010 was 74% compared to 72% for fiscal 2009. The increase in gross margin was primarily due to higher reorders of Impella 2.5 disposables and lower amount of Impella and iPulse console placements.

Research and Development Expenses

Research and development expenses for fiscal 2010 increased by $0.7 million, or 3%, to $26 million from $25.3 million in fiscal 2009. The increase in research and development expenses was due to higher clinical trial activity related to Impella program spending on product enhancements to Impella 2.5 during fiscal 2010. Research and development expenses for fiscal 2010 and 2009 included $7.4 million and $7.1 million, respectively, in clinical trial expenses primarily associated with our Impella 2.5 and 5.0 U.S. trials. The increase in product development costs reflects our efforts to expand and enhance our product lines, particularly Impella 2.5, across a clinical spectrum of circulatory care.

We expect research and development spending to increase slightly in fiscal 2011 in order to support our efforts in enrolling patients in our clinical studies for Impella 2.5. We also will incur expenses to support improvements to our Impella product line and continue to invest in research on new products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2010 increased by $5.4 million, or 10%, to $60.8 million from $55.4 million in fiscal 2009. The increase is primarily due to investments in marketing initiatives and commercial infrastructure to support the launch and expansion of the Impella platform.

We expect to continue to increase our expenditures on sales and marketing activities in fiscal 2011, with particular investments in clinical personnel with cath lab expertise and we also plan to increase our marketing, service and training investments to support the efforts of the sales and field clinical teams to drive recovery awareness for acute heart failure patients.

Amortization of Intangibles

Amortization of intangible assets was $1.5 million for fiscal 2010 compared to $1.6 million for fiscal 2009. Amortization primarily relates to specifically identified assets from the Impella acquisition.

Investment Expense and Income, net

Investment income, net, was $0.4 million for fiscal 2010, representing an increase of $1.8 million from investment expense of $1.4 million for fiscal 2009. The increase in investment income for fiscal 2010 was due to improvements in the fair value of our Columbia Fund investment that allowed us to recover a portion of the unrealized losses previously incurred on our investment in the Columbia Fund.

Gain on Sale of WorldHeart Stock

In December 2007, we entered into an agreement in which we made a $5.0 million investment in WorldHeart, a developer of an implantable mechanical circulatory support system for chronic heart failure patients. We recorded an impairment charge of $5.0 million in fiscal 2008, reducing the carrying value of the investment to zero. In July 2008, the note receivable and warrant were converted into common stock of WorldHeart. In December 2008, we sold 135,000 shares of WorldHeart common stock, which, as a result of our basis having been reduced to zero, resulted in a gain of $0.3 million that was recorded during fiscal 2009. In February and March 2010, we sold 2,543,496 shares of WorldHeart common stock, which resulted in a gain of $6.4 million that was recorded during fiscal 2010.

Other Expense

The changes in other expense are due to foreign exchange effects on transactions.

Provision for Income Taxes

During fiscal 2010 and 2009, we recorded a provision for income taxes of $0.7 million and $0.8 million, respectively. The income tax provision is primarily due to a deferred tax liability related to a difference in accounting for our goodwill, which is amortizable over 15 years for tax purposes but not amortized for book purposes. The net deferred tax liability cannot be offset against our deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period. The decrease in income tax expense in fiscal 2010 is due to a refundable research and development tax credit we received in January 2010.

Net Loss

During fiscal 2010, we incurred a net loss of $19.0 million, or $0.52 per share compared to a net loss of $31.6 million, or $0.91 per share, for the prior fiscal year. The decrease in the net loss in fiscal 2010 compared to fiscal 2009 is due primarily to increased Impella sales as a result of our focus on increasing Impella utilization in the U.S. and a $6.4 million gain from the sale of WorldHeart stock in fiscal 2010. We expect to continue to incur net losses for the foreseeable future as we plan to invest in expanding our global distribution to support revenue growth and as we invest in research and development and our Impella clinical studies to bring Impella and other new products to market.

Fiscal Years Ended March 31, 2009 and March 31, 2008 (“fiscal 2009” and “fiscal 2008”)

Revenue

Our revenues are comprised of the following:

	Year Ended March 31,
	2009	2008
	(in $000’s)
Impella	$36,364	$12,311
Other	36,148	46,011

Total product revenues	$72,512	$58,322
Funded research and development	698	619

Total revenues	$73,210	$58,941

Product revenues for fiscal 2009 increased by $14.2 million, or 24%, to $72.5 million from $58.3 million for fiscal 2008. The increase in product revenue was primarily due to an increase in Impella revenue of 195% due to greater demand in the U.S. following 510(k) clearance of the Impella 2.5 in June 2008, offset by a decrease in our other non-Impella revenue.

Impella revenues for fiscal 2009 increased by $24.1 million, or 195% to $36.4 million from $12.3 million for fiscal 2008. Most of our Impella revenue for fiscal 2009 was from disposable product sales of Impella 2.5, primarily as a result of sales occurring after our 510(k) clearance in June 2008. Our launch strategy of Impella 2.5 has been focused on increasing demand for disposable products by providing consoles to initial sites at no cost.

Other revenues for fiscal 2009 decreased by $9.9 million or 21%, to $36.1 million from $46.0 million for fiscal 2008. The decrease in other revenue was due to a decrease in BVS and AB disposable revenue as well as a decrease in console revenue supporting these product lines.

Cost of Product Revenues

Cost of product revenues for fiscal 2009 increased by $5.3 million or 35%, to $20.4 million from $15.1 million for fiscal 2008. This was due to shipments of higher volumes of Impella 2.5 disposable products in fiscal 2009. Gross margin for fiscal 2009 was 72%, as compared to 74% for fiscal 2008. The decrease in gross margin was primarily due to the effect of certain Impella, AB 5000, iPulse, and Portable Driver console programs implemented to generate future disposable revenue. Cost of product revenues also was negatively impacted during fiscal 2009 from materials, training and other expenses related to our capacity ramp-up of Impella.

Research and Development Expenses

Research and development expenses for fiscal 2009 increased by $0.4 million, or 2%, to $25.3 million from $24.9 million in fiscal 2008. The increase in research and development expenses was due to higher clinical trial activity for Impella, offset by lower program spending on Portable Driver and AbioCor. Research and development expenses for fiscal 2009 and 2008 included $7.1 and $2.8 million, respectively, in clinical trial expenses primarily associated with our Impella 2.5 and 5.0 U.S. trials. The increase in product development costs reflects our efforts to expand and enhance our product lines across a clinical spectrum of circulatory care.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2009 increased by $2.7 million, or 5%, to $55.4 million from $52.7 million in fiscal 2008. The increase is partially due to an increase of $2.9 million in stock based compensation primarily associated with grants of restricted stock made in May 2008 and August 2008, partially offset by reduced rental expense for our Danvers facility. We have also made investments in marketing initiatives and in sales and clinical representatives with commercial headcount in the U.S.

Amortization of Intangibles

Amortization of intangible assets was $1.6 million for each of fiscal 2009 and fiscal 2008, respectively. Amortization primarily relates to specifically identified assets from the Impella acquisition.

Investment Expense and Income, net

Investment expense, net, was $1.4 million for fiscal 2009, representing a decrease of $3.0 million from investment income of $1.6 million for fiscal 2008. The decrease in investment income for the fiscal 2009 was due to realized and unrealized losses incurred on our investment in the Columbia Fund and a decrease in interest rates on short-term marketable securities. Investment income and expense, net, consisted primarily of interest earned on our cash and investments and changes in the value of the Columbia Fund.

Other Income (Expense)

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

Provision for Income Taxes

During fiscal 2009 and 2008, we recorded a provision for income taxes of $0.8 million and $0.5 million, respectively. The income tax provision is primarily due to a deferred tax liability related to a difference in accounting for our goodwill, which is amortizable over 15 years for tax purposes but not amortized for book purposes. The increase in income tax expense fiscal 2009 was due to higher deferred tax expense associated with the increase in goodwill due to the milestone paid to the former shareholders of Impella upon FDA 510(k) clearance of Impella 2.5 in June 2008.

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

Liquidity and Capital Resources

At March 31, 2010, our cash, cash equivalents, short-term marketable securities and long-term marketable securities totaled $58.3 million, a decrease of $2.6 million compared to $60.9 million in cash, cash equivalents and short-term marketable securities at March 31, 2009. In August 2008, we completed a public offering in which we received net proceeds of $42.0 million. We believe that our revenue from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months.

Marketable securities at March 31, 2010 include $53.5 million held in funds that invest solely in U.S. Treasury securities. Prior to December 31, 2009, we also held investments in the Columbia Fund. In December 2007, the Columbia Fund ceased accepting redemption requests from new or current investors. Our investments in the Columbia Fund were frozen since December 2007, and we were subject to redemptions of the investments based on the discretion of the fund. In December 2009, we received the final redemption from the fund, and we have no investments remaining in the Columbia Fund at March 31, 2010. Since December 2007, we incurred $2.9 million in realized losses on the Columbia Fund through the final redemption. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets. We continue to monitor our cash position closely with recent economic events and only invest excess cash in short term U.S. treasury securities.

We will continue to closely monitor our liquidity and the overall health of the credit markets. However, we cannot predict with any certainty the impact on us of any further disruption in the credit environment. Our primary liquidity needs are to fund the expansion of our commercial infrastructure in the U.S., increase our Impella manufacturing capacity, fund new product development, and general working capital needs. Through March 31, 2010, we have funded our operations principally from product sales and through the sale of equity securities, including our August 2008 stock offering in which we received proceeds of $42.0 million. We also generate funds from government funded research and development revenue.

Our operating activities during the year ended March 31, 2010 used cash of $7.4 million as compared to $18.3 million during the same period in the prior year. Our net loss for the year ended March 31, 2010 of $19.0 million was the primary cause of our cash use from operations. Accounts payable used cash of $1.4 million during fiscal 2010 due to increased expenditures. These decreases in cash were partially offset by adjustments of $5.2 million related to stock-based compensation expense, $4.9 million of depreciation and amortization, and $3.5 million in write-downs of inventory for excess and obsolescence during fiscal 2010. In addition, we received proceeds of $6.4 million for the sale of WorldHeart stock that reduced our net loss for fiscal 2010. We expect to use less cash from operations in fiscal 2011 as our revenues continue to grow.

Our investing activities during the year ended March 31, 2010 provided cash of $8.8 million as compared to a use of cash of $26.8 million during the same period in the prior year. Cash provided by investment activities for the year ended March 31, 2010 consisted primarily of $6.0 million of net sales of short-term marketable securities. We also received $6.4 million in proceeds from the sale of WorldHeart stock in fiscal 2010. This was offset by $1.8 million related to cash expenditures for property and equipment primarily on computer software projects and manufacturing equipment. Additionally, we paid $1.8 million in May 2009 of the final milestone payment related to our acquisition of Impella in cash and elected to pay the remaining amount through the issuance of approximately 663,535 shares of common stock.

Our financing activities during the year ended March 31, 2010 provided cash of $1.0 million as compared to $46.2 million during the same period in the prior year. Cash provided by financing activities for fiscal 2010 were attributable to the exercise of stock options and proceeds from our employee stock purchase plan. Cash provided by financing activities for the year ended March 31, 2009 was primarily comprised of $42.0 million in net proceeds related to our August 2008 public offering and $5.0 million attributable to the exercise of stock options and proceeds from our employee stock purchase plan.

Capital expenditures for fiscal 2011 are estimated to be $2.0 to $2.5 million, which relate primarily to our planned manufacturing capacity increases for Impella and software development projects.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at March 31, 2010 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Fiscal Year (in $000’s)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease commitments	$7,983	$2,038	$3,541	$1,678	$726
Contractual obligations (1)	9,350	2,036	2,570	2,044	2,700

Total obligations	$17,333	$4,074	$6,111	$3,722	$3,426

(1)	Contractual obligations represent future cash commitments and expected liabilities under agreements with third parties, primarily for research and development activities, such as clinical trials.

We have no long-term debt, capital leases or other material commitments for open purchase orders and clinical trial agreements at March 31, 2010 other than those shown in the table above.

In May 2005, we acquired all the shares of outstanding capital stock of Impella CardioSystems AG, a company headquartered in Aachen, Germany. The aggregate purchase price excluding contingent payments, was approximately $45.1 million, which consisted of $42.2 million of our common stock, $1.6 million of cash paid to certain former shareholders of Impella and $1.3 million of transaction costs, consisting primarily of fees paid for financial advisory and legal services. At the time of the transaction, we agreed to make additional contingent payments to Impella’s former shareholders based on additional milestone payments related to product sales and FDA approvals in the amount of up to $16.8 million. In January 2007 upon the sale of 1,000 Impella units, we paid $5.6 million in the form of common stock. In June 2008 we received 510(k) clearance of our Impella 2.5, and we paid $5.6 million in the form of common stock. In April 2009, we received 501(k) clearance of our Impella 5.0, triggering an obligation to make the final $5.6 million milestone payment. In May 2009, we paid $1.75 million of this final milestone in cash and elected to pay the remaining amount through the issuance of approximately 664,612 shares of our common stock. These contingent payments resulted in an increase to the carrying value of goodwill.

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

In July 2008, we entered into a lease agreement providing for the lease of a 33,000 square foot manufacturing facility in Athlone, Ireland. The lease agreement is for a term of 25 years and one week, commencing on July 18, 2008. The monthly rent due under the lease agreement and payable monthly is 22,455.33€ (Euro) (approximately U.S. $30,000) per month or 269,464€ (Euro) (approximately U.S. $360,000) per year, through April 17, 2013. On April 18, 2013 and each fifth anniversary thereafter, the rental rate will be set to a current market rate, as determined by the procedures set forth in the lease agreement. We have the right to terminate the lease after five years, subject to the payment of a termination fee equal to 18 months rent, and the right to terminate the lease after 10 years, subject to the payment of a termination fee equal to six months of the then current rent.

We have started exploring opportunities to sub-lease the Athlone facility or terminate the lease early. We expect to record an expense of $1.0 million as an estimate of the cost to terminate the Athlone lease when we fully vacate the facility, which is expected to occur in fiscal 2011.

We apply the disclosure provisions of Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, to our agreements that contain guarantee or indemnification clauses. These disclosure provisions require that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which we are a guarantor.

We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements at March 31, 2010.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Primary Market Risk Exposures

Our cash, cash equivalents and short-term marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2010, we believe the decline in fair market value of our investment portfolio would be immaterial. Marketable securities at March 31, 2010 consist of $53.5 million in five funds that invest in U.S. Treasury securities and related interest.

Currency Exchange Rates

Our foreign subsidiaries’ functional currency is the Euro. Therefore, our investment in our subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income (loss) component of stockholders’ equity. Had a 10% depreciation in the Euro occurred relative to the U.S. dollar as of March 31, 2010, the result would have been a reduction of stockholders’ equity of approximately $5.3 million.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2010, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the fourth quarter of our fiscal year ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements for the year ended March 31, 2010, included in this annual report, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report is set forth below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ABIOMED, Inc.

Danvers, Massachusetts

We have audited the internal control over financial reporting of ABIOMED, Inc. and subsidiaries (the “Company”) as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2010 of the Company and our report dated June 8, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

June 8, 2010

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

The information required by Item 13 of Form 10-K is incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year end captioned:

•	“Executive Compensation,”

•	“Proposal No. 1: Election of Directors,” and

•	“Certain Relationships and Related- Person Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year end captioned:

•	“Audit and Other Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The financial statements from our Annual Report for our fiscal year ending March 31, 2010 are attached hereto.

(2)	Consolidated financial statement schedule

Schedule II: Valuation and qualifying accounts

(3)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Share Purchase Agreement for the acquisition of Impella Cardio Systems AG, dated April 26, 2005.		8-K	May 16, 2005	2.1

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock—filed as Exhibit 3.3 to the 1997 Registration Statement.*		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

10.1*	Form of Indemnification Agreement for Directors and Officers.		S-1	June 5, 1987	10.13

10.2*	1992 Combination Stock Option Plan.		10-Q	October 27, 1995	10.2

10.3*	Amendment to 1992 Combination Stock Option Plan.		10-Q	October 14, 1997	10.2

10.4*	1988 Employee Stock Purchase Plan, as amended.		10-Q	February 8, 2005	10.11

10.5*	1989 Non-Qualified Stock Option Plan for Non-Employee Directors.		10-Q	October 27, 1995	10.1

10.6*	1998 Equity Incentive Plan.		10-Q/A	January 8, 1999	10

10.7*	2000 Stock Incentive Plan Agreement, as amended.		Schedule 14A	July 15, 2005	Appendix A

10.8*	Form of Abiomed, Inc. Non-Statutory Stock Option Agreement for the 2000 Stock Incentive Plan for Directors.		10-Q	February 9, 2006	10.16

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.9*	Form of Abiomed, Inc. Non-Statutory Stock Option Agreement for the 2000 Stock Incentive Plan for Employees or Consultants.		10-Q	February 9, 2006	10.17

10.10*	2008 Stock Incentive Plan.		10-Q	November 6, 2009	10.1

10.11*	Form of Non-Statutory Stock Option Agreement for Employees and Consultants under 2008 Stock Incentive Plan.		8-K	August 18, 2008	10.1

10.12*	Form of Non-Statutory Stock Option Agreement for Non-Employee Directors under 2008 Stock Incentive Plan.		8-K	August 18, 2008	10.2

10.13*	Form of Restricted Stock Agreement under 2008 Stock Incentive Plan.		8-K	August 18, 2008	10.3

10.14*	Form of Change of Control Agreement.		8-K	August 18, 2008	10.4

10.15*	Employment Agreement of Michael R. Minogue dated April 5, 2004 (including Change in Control Agreement).		10-Q	August 9, 2004	10.10

10.16*	Amendment to Employment Agreement with Michael R. Minogue dated December 31, 2008.		10-Q	February 9, 2009	10.1

10.17*	Amendment to Change in Control Agreement with Michael R. Minogue dated December 31, 2008.		10-Q	February 9, 2009	10.1

10.18*	Inducement stock option granted to Michael R. Minogue dated April 5, 2004.		10-Q	August 9, 2004	10.11

10.19*	Restricted Stock Agreement between Abiomed, Inc. and Michael R. Minogue.		10-Q	October 9, 2005	10.15

10.20*	Offer Letter with Robert L. Bowen dated December 15, 2008.		8-K	December 22, 2008	99.2

10.21*	Offer letter with David Weber dated April 23, 2007		10-Q	August 9, 2007	10.1

10.22*	Separation agreement and release with Daniel J. Sutherby dated October 10, 2008.		10-Q	February 9, 2009	10.1

10.23*	Summary of Executive Compensation.	X

10.24*	Summary of Director Compensation.		10-K	June 16, 2008	10.21

10.25*	Form of Employment, Nondisclosure and Non Competition Agreement.		10-K	June 14, 2006	10.20

10.26	Registration Rights and Stock Restriction Agreement between Abiomed, Inc. and Stockholders of Impella CardioSystems AG.		8-K	May 16, 2005	10.1

10.27	Facility Lease dated January 8, 1999 for the premises at 22 Cherry Hill Drive.		10-Q	February 12, 1999	10

10.28	First Amendment to Lease Agreement dated June 27, 2008 between Abiomed, Inc. and Leo C. Thibeault, Jr., Trustee of The Thibeault Nominee Trust.		8-K	July 2, 2008	10.1

10.29	Lease Agreement dated as of July 18, 2008 by and among Abiomed, Inc., Abiomed Athlone Limited, and J.J. Rhatigan and Co.	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.30	Recapitalization Agreement dated June 20, 2008 by and among World Heart Corporation, World Heart Inc., ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin Marxe.		8-K	June 26, 2008	99.1

10.31	Amendment No. 1 to Recapitalization Agreement dated June 31, 2008 by and among World Heart Corporation, World Heart Inc., ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. , Austin Marxe and New Leaf Ventures II, L.P.		8-K	August 6, 2008	99.1

11.1	Statement regarding computation of Per Share Earnings (see Note 2, Notes to Consolidated Financial Statements).	X

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	X

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer.	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABIOMED, Inc.

Dated: June 8, 2010	By	/S/ ROBERT L. BOWEN
Robert L. Bowen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MICHAEL R. MINOGUE Michael R. Minogue	Chief Executive Officer, President and Chairman (Principal Executive Officer)	June 8, 2010

/S/ ROBERT L. BOWEN Robert L. Bowen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 8, 2010

/S/ W. GERALD AUSTEN W. Gerald Austen	Director	June 8, 2010

/S/ RONALD W. DOLLENS Ronald W. Dollens	Director	June 8, 2010

/S/ LOUIS E. LATAIF Louis E. Lataif	Director	June 8, 2010

/S/ DESMOND H. O’CONNELL, JR. Desmond H. O’Connell, Jr.	Director	June 8, 2010

/S/ DOROTHY E. PUHY Dorothy E. Puhy	Director	June 8, 2010

/S/ ERIC A. ROSE Eric A. Rose	Director	June 8, 2010

/S/ HENRI A. TERMEER Henri A. Termeer	Director	June 8, 2010

/S/ MARTIN P. SUTTER Martin P. Sutter	Director	June 8, 2010

ABIOMED, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ABIOMED, Inc.

Danvers, Massachusetts

We have audited the accompanying consolidated balance sheets of ABIOMED, Inc. and subsidiaries (the “Company”) as of March 31, 2010, and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ABIOMED, Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

June 8, 2010

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,788	$1,785
Short-term marketable securities	53,477	55,394
Accounts receivable, net	13,516	15,724
Inventories	9,211	14,777
Prepaid expenses and other current assets	1,676	809

Total current assets	82,668	88,489

Property and equipment, net	6,753	7,792
Intangible assets, net	2,979	4,359
Goodwill	37,170	31,295
Long-term marketable securities	—	3,721
Other assets	—	302

Total assets	$129,570	$135,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,764	$5,550
Accrued expenses	13,011	10,818
Deferred revenue	1,289	1,211

Total current liabilities	18,064	17,579
Long-term deferred tax liability	3,040	2,086
Other long-term liabilities	510	310

Total liabilities	21,614	19,975

Commitments and contingencies (Note 15)

Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized—1,000,000 shares; Issued and outstanding—none
Common stock, $.01 par value Authorized—100,000,000 shares; Issued—37,484,018 shares at March 31, 2010 and 36,736,843 shares at March 31, 2009;	375	367
Outstanding—37,433,064 shares at March 31, 2010 and 36,685,889 shares at March 31, 2009
Additional paid-in-capital	372,425	362,097
Accumulated deficit	(263,015)	(243,991)
Treasury stock at cost—50,954 at March 31, 2010 and March 31, 2009	(827)	(827)
Accumulated other comprehensive loss	(1,002)	(1,663)

Total stockholders’ equity	107,956	115,983

Total liabilities and stockholders’ equity	$129,570	$135,958

See notes to consolidated financial statements

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Years Ended March 31,
	2010	2009	2008
Revenue:
Products	$84,765	$72,512	$58,322
Funded research and development	948	698	619

	85,713	73,210	58,941

Costs and expenses:
Cost of product revenue	22,529	20,437	15,065
Research and development	25,954	25,328	24,917
Selling, general and administrative	60,837	55,357	52,658
Arbitration decision	—	—	1,206
Amortization of intangible assets	1,469	1,606	1,582

	110,789	102,728	95,428

Loss from operations	(25,076)	(29,518)	(36,487)

Other income (expense):
Investment income (expense), net	373	(1,404)	1,625
Gain on sale of WorldHeart stock	6,389	313	—
Change in fair value of WorldHeart note receivable and warrant	—	—	(5,000)
Other expense, net	(39)	(236)	(541)

	6,723	(1,327)	(3,916)

Loss before provision for income taxes	(18,353)	(30,845)	(40,403)
Provision for income taxes	671	752	527

Net loss	$(19,024)	$(31,597)	$(40,930)

Basic and diluted net loss per share	$(0.52)	$(0.91)	$(1.26)
Weighted average shares outstanding	36,875	34,882	32,465

See notes to consolidated financial statements

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid in Capital	Deferred Stock-based Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ equity	Comprehensive (Loss)
	Number of shares	Par value
Balance, April 1, 2007	32,243,558	323	292,467	—	(171,189)	(116)	610	122,095
Common stock issued, net of issuance costs	80,068	1	873	—	—	—	—	874	—
Restricted stock issued	54,000	1	(1)	—	—	—	—	—	—
Stock options exercised	354,854	3	2,808	—	—	—	—	2,811	—
Stock issued under employee stock purchase plan	23,930	—	253	—	—	—	—	253	—
Stock issued to directors	11,975	—	150	—	—	—	—	150	—
Stock compensation expense	—	—	5,376	—	—	—	—	5,376	—
Repurchase of warrants associated with arbitration decision	—	—	(1,868)	—	—	—	—	(1,868)	—
Issuance of warrants associated with arbitration decision	—	—	729	—	—	—	—	729	—
Cumulative effect of adjustment upon FIN 48 adoption	—	—	—	—	(275)	—	—	(275)	—
Net loss	—	—	—	—	(40,930)	—	—	(40,930)	$(40,930)
Foreign currency translation	—	—	—	—	—	—	4,379	4,379	4,379

Comprehensive loss	—	—	—	—	—	—	—	—	$(36,551)

Balance, March 31, 2008	32,768,385	328	300,787	—	(212,394)	(116)	4,989	93,594
Common stock issued, net of issuance costs	2,419,932	24	41,946	—	—	—	—	41,970	—
Common stock issued for milestone payment to Impella CardioSystems AG	343,075	3	5,571					5,574
Restricted stock issued	666,251	7	(7)	—	—	—	—	—	—
Stock options exercised	555,483	6	4,702	—	—	—	—	4,708	—
Stock issued under employee stock purchase plan	45,823	—	264	—	—	—	—	264	—
Return of common stock to pay withholding taxes on restricted stock	(39,935)	—	—	—	—	(711)	—	(711)	—
Cancellation of restricted stock	(73,125)	(1)	—	—	—	—	—	—	—
Stock compensation expense	—	—	8,834	—	—	—	—	8,834	—
Net loss	—	—	—	—	(31,597)	—	—	(31,597)	$(31,597)
Foreign currency translation	—	—	—	—	—	—	(6,652)	(6,652)	(6,652)

Comprehensive loss	—	—	—	—	—	—	—	—	$(38,249)

Balance, March 31, 2009	36,685,889	367	362,097	—	(243,991)	(827)	(1,663)	115,983
Common stock issued for milestone payment to Impella CardioSystems AG	663,535	7	3,820	—	—	—	—	3,827	—
Restricted stock issued	50,000	—	—	—	—	—	—	—	—
Stock options exercised	76,350	1	638	—	—	—	—	639	—
Stock issued under employee stock purchase plan	61,380	1	339	—	—	—	—	340	—
Stock issued to directors	17,223	—	165	—	—	—	—	165	—
Cancellation of restricted stock	(121,313)	(1)	1	—	—	—	—	—	—
Stock compensation expense	—	—	5,365	—	—	—	—	5,365	—
Net loss	—	—	—	—	(19,024)	—	—	(19,024)	$(19,024)
Foreign currency translation	—	—	—	—	—	—	661	661	661

Comprehensive loss	—	—	—	—	—	—	—	—	$(18,363)

Balance, March 31, 2010	37,433,064	$375	$372,425	$—	$(263,015)	$(827)	$(1,002)	$107,956

See notes to consolidated financial statements

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended March 31,
	2010	2009	2008
Operating activities:
Net loss	$(19,024)	$(31,597)	$(40,930)
Adjustments required to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,898	5,016	6,124
Bad debt expense (recoveries)	22	438	(50)
Stock-based compensation	5,365	8,834	5,376
Write-down of inventory	3,536	1,444	963
Loss on disposal of fixed assets	54	165	255
Deferred tax provision	954	721	527
Arbitration decision	—	—	729
Change in unrealized loss on marketable securities	(342)	510	1,157
Write-down of WorldHeart note receivable and warrant	—	—	5,000
Gain on sale of WorldHeart common stock	(6,389)	(313)	—
Changes in assets and liabilities:
Accounts receivable	2,210	(2,539)	(2,797)
Inventories	927	(1,598)	(11,078)
Prepaid expenses and other assets	(560)	992	(177)
Accounts payable	(1,387)	(2,402)	3,237
Accrued expenses and other long-term liabilities	2,299	1,948	2,331
Deferred revenue	75	76	459

Net cash used for operating activities	(7,362)	(18,305)	(28,874)
Investing activities:
Purchases of short-term marketable securities	(11,869)	(60,180)	(17,131)
Proceeds from the sale and maturity of short-term securities	17,848	36,813	34,454
Proceeds from the sale of WorldHeart common stock	6,389	313	—
Contingent milestone payment on acquisition	(1,750)	—	—
Reclassification of cash equivalents to short-term marketable securities	—	—	(49,259)
Loan to WorldHeart	—	—	(5,000)
Increase in restricted cash	—	—	(140)
Additions to intangible assets	—	—	(69)
Expenditures for property and equipment	(1,800)	(3,751)	(3,760)

Net cash provided by (used for) investing activities	8,818	(26,805)	(40,905)
Financing activities:
Issuance of common stock	—	41,970	874
Proceeds from the exercise of stock options	639	4,708	2,811
Payments in lieu of issuance of common stock for payroll taxes	—	(711)	—
Proceeds from employee stock purchase plan	340	263	253
Repurchase of warrants	—	—	(1,868)

Net cash provided by financing activities	979	46,230	2,070
Effect of exchange rate changes on cash	568	(1,377)	105

Net increase (decrease) in cash and cash equivalents	3,003	(257)	(67,604)
Cash and cash equivalents at beginning of year	1,785	2,042	69,646

Cash and cash equivalents at end of year	$4,788	$1,785	$2,042

Supplemental disclosures:
Taxes paid, net of refunds	$300	$242	$32
Common shares issued for business acquisition	$3,827	$5,574	$—
Fixed assets in accounts payable	$107	$44	$530

See note to consolidated financial statements

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 1. Nature of Operations

Abiomed, Inc. (the “Company” or “Abiomed”) is a leading provider of medical devices in circulatory support and offers a continuum of care in heart recovery to acute heart failure patients. The Company’s products are designed to enable the heart to rest, heal and recover by improving blood flow and/or performing the pumping function of the heart. The Company’s products are used in the cardiac catheterization lab (cath lab) by interventional cardiologists and/or in the heart surgery suite by heart surgeons for patients who are in need of hemodynamic support prophelactically during high risk angioplasty procedures or who are in pre- shock, shock or profound cardiogenic shock. The Company believes heart recovery is the optimal clinical outcome for patients by restoring their quality of life. In addition, The Company believes heart recovery is the most cost-effective path for the healthcare system.

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

Major Customers and Concentrations of Credit Risk

Abiomed primarily sells its products to hospitals and distributors. No customer accounted for more than 10% of total product revenues in fiscal year 2010, 2009, or 2008. No customer had an accounts receivable balance greater than 10% of total accounts receivable at the end of fiscal years 2010 and 2009.

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

Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and short-term and long-term marketable securities. Management mitigates credit risk by limiting the investment type and maturity to securities that preserve capital, maintain liquidity and have a high credit quality.

Cash Equivalents and Marketable Securities

The Company classifies any marketable security with a maturity date of 90 days or less at the time of purchase as a cash equivalent. Cash equivalents are carried on the balance sheet at fair market value.

The Company classifies any security with a maturity date of greater than 90 days at the time of purchase as marketable securities and classifies marketable securities with a maturity date of greater than one year from the balance sheet date as long-term marketable securities.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities. If the Company does not have the intent and ability to hold a security to maturity, it reports the investment as available-for-sale securities. The Company reports available-for-sale securities at fair value and includes unrealized gains and, to the extent deemed temporary, losses in stockholder’s equity. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate whether the decline is “other than temporary” and, if so, marks the security to market through a charge to unrealized loss on short-term marketable securities in the consolidated statements of operations.

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

Impairment of Long-Lived and Intangible Assets and Goodwill

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

Financial Instruments

The Company’s financial instruments are comprised of cash and cash equivalents, marketable securities, accounts receivable, note receivable and warrant and accounts payable, the carrying amounts of which approximate fair market value.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

The Company entered into a convertible note purchase agreement with World Heart Corporation (“WorldHeart”) in December 2007. Under the agreement, the Company loaned $5.0 million to WorldHeart, with the note and accrued interest, at 8% per annum, convertible at the Company’s option into common stock of WorldHeart. The conversion feature within the note was an embedded derivative instrument, and accordingly, was separately valued within the carrying value of the note receivable. The Company also received a warrant to purchase up to 3,400,000 shares of WorldHeart common stock.

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

In July 2008, WorldHeart completed the transactions contemplated by a recapitalization agreement dated June 20, 2008, as amended on July 31, 2008, among the Company, WorldHeart, and the other parties named therein. As a result of the transaction, the Company received 86 million common shares of WorldHeart, which represented approximately 21.6% of WorldHeart’s issued and outstanding common shares following the transaction. The shares were received as a result of the Company’s conversion of the full amount of principal and interest owed on the $5.0 million convertible note issued in December 2007, the Company’s release of the security interest in all of the assets of WorldHeart that secured the note, termination of the warrant the Company held to purchase 3.4 million common shares of WorldHeart, forgiveness of other amounts owed to the Company by WorldHeart, the amendment of the Company’s rights with respect to the distribution of WorldHeart products, and the appointment of a director or observer to WorldHeart’s board of directors. In October, 2008, WorldHeart completed a 30-to-1 reverse stock split, as a result of which the Company held 2,866,666 common shares of WorldHeart.

In December 2008, the Company sold 135,000 shares of WorldHeart for net proceeds of $0.3 million, which was, as a result of the Company’s basis having been reduced to zero, recorded as a gain on the sale of WorldHeart common stock during the three months ended December 31, 2008. In February and March 2010, the Company sold 2,543,496 shares of WorldHeart for net proceeds of $6.4 million which was recorded as a gain on the sale of WorldHeart common stock. As of March 31, 2009, the Company held 188,170 common shares of WorldHeart, or approximately 1.4% of WorldHeart’s issued and outstanding shares. . The carrying value of this investment was zero at March 31, 2010.

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

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue from product sales to new customers is recognized when all elements of the sale have been delivered. . All costs related to product shipment are recognized at time of shipment. Customers do not have a right of return on product sales.

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

Translation of Foreign Currencies

All assets and liabilities of the Company’s non-U.S. subsidiaries are translated at year-end exchange rates and revenues and expenses are translated at average exchange rates for the year. The functional currency of non-U.S. subsidiaries is primarily denominated in Euro. Resulting translation adjustments are reflected in the accumulated other comprehensive (loss) income component of stockholders’ equity. Currency transaction gains and losses are included as other income in the statements of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the fiscal year. Diluted net loss per share is computed by dividing net loss by the weighted-average number of dilutive common shares outstanding during the fiscal year. Dilutive shares outstanding are calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock and warrants based on the treasury stock method. Since the Company reported a net loss in the fiscal years ended March 31, 2010, 2009 and 2008, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in fiscal years when a loss is reported the calculation of basic and dilutive loss per share results in the same value.

Excluded from the calculation of diluted weighted average shares outstanding for the fiscal years ended March 31, 2010, 2009, and 2008 are stock options outstanding in the amount of 5,557,000, 4,583,000, and 4,436,000, respectively, and unvested shares of restricted stock for the fiscal years ended March 31, 2010, 2009, and 2008 in the amount of 379,000, 480,000, and 54,000, respectively.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net loss such as foreign currency translation adjustments.

Accounting for Stock-Based Compensation

All share-based payments, including grants of employee stock options, based on the grant-date fair value of those share-based payments, adjusted for expected forfeitures. The fair value of stock option grants is estimated using the Black-Scholes option pricing model. Use of the valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated based on historical volatility of the Company’s stock. The calculation of the fair value of the options is net of estimated forfeitures. The expected term of options represents the period of time that options granted are expected to be outstanding.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon the Company’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company means no later than April 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than April 1, 2011, will require the Company to apply this guidance retrospectively effective as of April 1, 2010 and will require disclose of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. The potential impact of this standard is being evaluated.

Note 3. Restricted Cash

The Company had restricted cash of approximately $0.3 million in other current assets at March 31, 2010 and long term assets at March 31, 2009, respectively. This cash represents a security deposit for a letter of credit expiring in January 2011 associated with a global telecommunications equipment operating lease.

Note 4. Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 and March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At March 31, 2010:
Assets:
U.S. Treasury securities	$53,477	$—	$—	$53,477

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At March 31, 2009
Assets:
Columbia Strategic Cash Portfolio	$—	$—	$7,006	$7,006
U.S. Treasury Securities	52,102	—	—	52,102

	$52,102	$—	$7,006	$59,108

The Columbia Strategic Cash Portfolio, or Columbia Fund was an investment portfolio fund sponsored by Bank of America that distributed its remaining assets in December 2009. Prior to December 31, 2009, the Company had certain investments in the Columbia Fund in which the redemptions by the Company were restricted. Most of the securities in the Columbia Fund had their fair values determined through readily available market data, but there were some securities in the Columbia Fund for which there was limited market activity such that the determination of fair value required significant judgment or estimation. These securities were valued primarily using broker pricing models that incorporated transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity. As a result, the Company categorized these securities in Level 3 of the fair value hierarchy. At March 31, 2010, all of the assets in the Columbia Fund had been distributed to unit holders and the Company no longer has any securities in the Columbia Fund.

The table below provides a summary of the changes in fair value, including net transfers, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended March 31, 2010:

Level 3 Columbia Strategic Cash Portfolio
Balance at March 31, 2009	$7,006
Total realized gains included in earnings	342
Cash received in settlement	(7,348)

Balance at March 31, 2010	$—

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 5. Marketable Securities

The Company has marketable securities at March 31, 2010 and 2009, respectively, which consist of and are classified on the balance sheet as follows:

	March 31,
	2010	2009
	(in $000’s)
Short-term marketable securities	$53,477	$55,394
Long-term marketable securities	—	3,721

	$53,477	$59,115

The Company’s marketable securities at March 31, 2010 and 2009 are invested in the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in $000’s)
At March 31, 2010:
US Treasury securities	$53,476	$—	$—	$53,476
Accrued interest	1	—	—	1

	$53,477	—	$—	$53,477

At March 31, 2009:
Columbia Strategic Cash Portfolio	$8,404	$—	$(1,398)	$7,006
US Treasury securities	$52,102	$—	$—	$52,102
Accrued interest	7	—	—	7

	$60,513	—	$(1,398)	$59,115

The Columbia Fund was comprised of investments in cash, corporate bonds, other assets, mortgage-backed securities and asset-backed securities. On December 6, 2007, the Columbia Fund ceased accepting redemption requests from new or current investors and changed its method of valuing the securities in the Columbia Fund to market value rather than amortized cost. Since December 6, 2007, the Company received disbursements of approximately $46.4 million and incurred realized losses of $2.9 million on the Columbia Fund while the fund ceased making redemptions. The Columbia Fund has been fully liquidated and the Company has no remaining investment in the fund at March 31, 2010.

Note 6. Accounts Receivable

The components of accounts receivable are as follows:

	March 31,
	2010	2009
	(in $000’s)
Trade receivables	$13,674	$15,908
Allowance for doubtful accounts	(158)	(184)

	$13,516	$15,724

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 7. Inventories

The components of inventories are as follows:

	March 31,
	2010	2009
	(in $000’s)
Raw materials and supplies	$2,759	$4,635
Work-in-progress	3,344	2,509
Finished goods	3,108	7,633

	$9,211	$14,777

All of the Company’s inventories relate to circulatory care product lines including the iPulse, AB5000, BVS 5000, IABP, AbioCor and Impella product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead. During the years ended March 31, 2010, 2009, and 2008, the Company recorded $3.5 million, $1.4 million, and $0.9 million in writedowns for excess quantities and obsolescence.

From time to time, the Company loans finished goods inventory on a short-term basis to customers for demonstration purposes and this inventory is amortized over a one to five-year life. The Company had $1.1 million and $1.3 million in demo inventory at March 31, 2010 and March 31, 2009, respectively. Amortization expense related to demo inventory was $1.2 million, $1.4 million, and $2.3 million for the years ended March 31, 2010, 2009, and 2008, respectively. During fiscal 2008, the Company recorded an impairment charge of $1.2 million to accelerate the amortization for AB5000 consoles used for demo purposes as the Company no longer was actively manufacturing the AB5000 console.

Note 8. Property and Equipment

The components of property and equipment are as follows:

	March 31,
	2010	2009
	(in $000’s)
Machinery and equipment	$11,104	$9,944
Furniture and fixtures	494	873
Leasehold improvements	908	2,696
Construction in progress	515	2,547

Total cost	13,021	16,060
Less accumulated depreciation	(6,268)	(8,268)

	$6,753	$7,792

Depreciation expense related to property and equipment was $2.5 million, $2.1 million, and $2.2 million for the years ending March 31, 2010, 2009, and 2008, respectively.

Note 9. Intangible Assets and Goodwill

The carrying amount of goodwill at March 31, 2010 and 2009, respectively, was $37.2 million and $31.3 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella.

(in $000’s)
Balance at March 31, 2009	$31,295
Purchase price adjustments—milestone payment to Impella	5,583
Exchange rate impact	292

Balance at March 31, 2010	$37,170

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 9. Intangible Assets and Goodwill (Continued)

In June 2008, the Company received 510(k) clearance of its Impella 2.5 product, triggering an obligation to pay approximately $5.6 million of contingent payments related to the May 2005 acquisition of Impella. In fiscal 2009, the Company issued 343,075 shares of its common stock to the former Impella shareholders and recorded an increase to goodwill of $5.6 million.

In April 2009, the Company received 510(k) clearance for its Impella 5.0 product, triggering an obligation to pay an additional $5.6 million payment related to the May 2005 acquisition of Impella. During the quarter ended June 30, 2009, the Company paid $1.8 million of this final milestone payment in cash and elected to pay the remaining amount through the issuance of approximately 663,535 shares of its common stock. This transaction was recorded as an increase to goodwill of $5.6 million. The Company has no further contingent payments related to its acquisition of Impella. The remaining change in carrying value from March 31, 2008 to March 31, 2009 was due to a change in the foreign currency translation rate during the year ended March 31, 2009.

The components of intangible assets are as follows:

	March 31, 2010			March 31, 2009
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
		(in $000’s)			(in $000's)
Patents	$6,790	$4,792	$1,998	$6,725	$3,800	$2,925
Trademarks and tradenames	345	236	109	342	185	157
Distribution agreements	659	463	196	652	365	287
Acquired technology	2,272	1,596	676	2,247	1,257	990

	$10,066	$7,087	$2,979	$9,966	$5,607	$4,359

Amortization expense for intangible assets was $1.5 million, $1.6 million, and $1.6 million for the years ending March 31, 2010, 2009 and 2008, respectively. The Company’s expected amortization expense will be $1.5 million for fiscal 2011, $1.4 for fiscal 2012, and $0.1 million for fiscal 2013.

Note 10. Warranties

The Company accrues for estimated warranty costs on its product sales at the time of sale. The following table summarizes the activities in the warranty reserve for the fiscal years ended March 31, 2010, 2009 and 2008:

	March 31,
	2010	2009	2008
	(in $000’s)
Balance at March 31	$392	$214	$157
Accrual for warranties	177	442	271
Warranty cost incurred during the period	(87)	(264)	(214)

Balance at March 31	$482	$392	$214

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

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 11. Arbitration Decision and Warrants Repurchase (Continued)

During the year ended March 31, 2008, the Company expensed $1.2 million for the aggregate arbitrator award, comprised of $0.5 million representing reimbursement for legal and arbitration fees and other disbursements and $0.7 million related to the fair value of the warrants not previously expensed by the Company, which is reflected in the accompanying statements of operations under the line item arbitration decision. Also during the year ended March 31, 2008, the Company repurchased all outstanding warrants.

Warrants Repurchase

During the year ended March 31, 2008, the Company repurchased all outstanding warrants held by the claimants for cash consideration of approximately $2.2 million in settlement of any remaining claims held by the selling stockholders related to the Company’s acquisition of the Penn State Heart. In exchange for the cash consideration, the warrants were cancelled and the claimants released the Company from any future obligations or liabilities related to this matter. Management’s estimate of the fair value of the warrants repurchased was approximately $1.9 million. The excess of the $2.2 million of cash consideration over the $1.9 million estimated fair value of the warrants at October 3, 2007 was recorded as selling, general and administrative expense in the statements of operations during fiscal 2008. There will be no other future royalties or payouts owed to the selling stockholders on revenue generated from the AbioCor II under the terms of the agreement.

Note 12. Stock Award Plans and Stock Based Compensation

Stock Option Plans

Virtually all outstanding stock options of the Company as of March 31, 2010 were granted with an exercise price equal to the fair market value on the date of grant. For options and restricted stock granted below fair market value, compensation expense is recognized ratably over the vesting period. Outstanding stock options, if not exercised, expire 10 years from the date of grant.

In August 2008, the Company’s stockholders approved the Company’s 2008 Stock Incentive Plan (the “Plan”). The Plan authorizes the grant of a variety of equity awards to the Company’s officers, directors, employees, consultants and advisers, including awards of unrestricted and restricted stock, incentive and nonqualified stock options to purchase shares of common stock, performance share awards and stock appreciation rights. The Plan provides that options may only be granted at the current market value on the date of grant. The maximum number of shares of the Company’s common stock issuable under the Plan is equal to 2,308,688 shares, which included 308,688 shares that remained available for future awards as of August 12, 2008 under the Company’s 1989 Non-Qualified Stock Option Plan for Non-Employee Directors, the 1998 Equity Incentive Plan and 2000 Stock Incentive Plan. Each share of stock issued pursuant to a stock option or stock appreciation right counts as one share against the maximum number of shares issuable under the Plan, while each share of stock issued pursuant to any other type of award counts as 1.5 shares against the maximum number of shares issuable under the Plan. At March 31, 2010, a total of 2,191,070 shares were available for future issuance under the Plan.

Total stock-based compensation recognized in the Company’s consolidated statements of operations for the fiscal years ended March 31, 2010, 2009, and 2008, were as follows:

	March 31,
	2010	2009	2008
	(in $000’s)
Cost of product revenue	$452	$377	$301
Research and development	744	1,808	1,297
Selling, general and administrative	4,169	6,649	3,778

	$5,365	$8,834	$5,376

The stock-based compensation expense for the year ended March 31, 2010 includes $5.5 million related to stock options and a reversal of $0.1 million related to performance-based restricted stock, as described below. The stock-based compensation expense for the year ended March 31, 2009 includes $4.8 million related to stock options and $4.0 million related to restricted stock and the Company’s Employee Stock Purchase Plan. The stock-based compensation expense for the year ended March 31, 2008 includes $5.0 million related to stock options and $0.4 million related to restricted stock and the Company’s Employee Stock Purchase Plan.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 12. Stock Award Plans and Stock Based Compensation (Continued)

The remaining unrecognized stock-based compensation expense for unvested stock option awards at March 31, 2010 was approximately $6.2 million, net of forfeitures, and the weighted-average time over which this cost will be recognized is 1.6 years. Benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, rather than as an operating cash flow.

Stock Option Activity

The following table summarized stock option activity for the year ended March 31, 2010:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	4,583	$12.32	6.57
Granted	1,479	6.12
Exercised	(76)	8.36
Cancelled	(428)	14.52
Expired	(1)	6.69

Outstanding at end of year	5,557	$10.56	6.62	$8,747

Exercisable at end of year	3,440	$11.33	5.09	$3,162

Options vested and expected to vest at end of year	4,453	$9.85

The total intrinsic value of options exercised for fiscal years 2010, 2009, and 2008 was $0.1 million, $4.3 million, and $1.7 million, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended March 31, 2010, 2009, and 2008 was approximately $0.6 million, $4.7 million, and $2.8 million, respectively. The total fair value of options vested in fiscal years 2010, 2009, and 2008 was $5.4 million, $6.6 million, and $6.4 million, respectively.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The fair value of options granted during the years ended March 31, 2010, 2009, and 2008 were calculated using the following weighted average assumptions:

	2010	2009	2008
Risk-free interest rate	2.45%	2.77%	4.38%
Expected option life (years)	5.24	5.10	5.93
Expected volatility	53.9%	50.4%	56.6%

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

The weighted average grant-date fair value for options granted during years ended March 31, 2010, 2009, and 2008 was $3.02, $6.71, and $7.26 per share, respectively.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 12. Stock Award Plans and Stock Based Compensation (Continued)

Restricted Stock

The following table summarizes restricted stock activity for the fiscal year ended March 31, 2010:

	March 31, 2010
	Number of Shares (in thousands)	Grant Date Fair Value
Restricted stock awards at March 31, 2009	480	$16.77
Granted	50	7.67
Vested	(30)	13.80
Forfeited	(121)	16.37

Restricted stock awards at March 31, 2010	379	$15.93

The remaining unrecognized compensation expense for restricted stock awards at March 31, 2010 was approximately $0.9 million and the weighted-average time over which this cost will be recognized is 1.4 years.

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

In September 2009, the Company determined that it was not probable it would meet one of the prescribed performance milestones for fiscal 2010. As a result, it reversed $0.4 million that had been recorded as stock-based compensation expense prior to July 1, 2009. In March 2009, the Company determined that it did not meet any of the prescribed performance targets for fiscal 2010 and cancelled 96,563 shares and 17,812 options related to the award. During the three months ended March 31, 2010, the Company determined that it was not probable it would meet the prescribed performance milestones for fiscal 2011. As a result, the Company reversed $2.0 million that had been recorded as stock-based compensation expense prior to October 1, 2009.

In May 2009, options to purchase 328,500 shares of the Company’s common stock were granted to certain senior management and executive officers of the Company, all of which could vest on March 31, 2010 upon achievement of a certain prescribed performance milestone. The remaining stock compensation expense for these options was recognized through March 31, 2010 based on the probability of achieving the performance milestone. In March 2010, the Company met a prescribed performance milestone, and all of these options vested. There is no remaining compensation expense related to these options as of March 31, 2010.

As of March 31, 2010, there is no remaining unrecognized compensation expense related to all its existing performance based awards, based on the Company’s current assessment of probability of achieving the performance milestones.

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

At March 31, 2010, the Company had federal and state net operating loss carryforwards, or NOLs, of approximately $165.1 million and $118.5 million, respectively, which expire in varying years from fiscal 2011 through fiscal 2030. Additionally, at March 31, 2010, the Company had federal and state research and development credit carryforwards of approximately $8.6 million and $4.5 million, respectively, which expire in varying years from fiscal 2011 through fiscal 2030. The Company acquired Impella, a German-based company, in May 2005. Impella had pre-acquisition net operating losses of approximately $18.5 million at the time of acquisition (which is denominated in Euros and is subject to foreign exchange remeasurement at each balance sheet date presented), and has since incurred net operating losses in each fiscal year since the acquisition. During fiscal 2008, the Company determined that approximately $1.3 million of pre-acquisition operating losses could not be utilized. The utilization of pre-acquisition net operating losses of Impella in future periods is subject to certain statutory approvals and business requirements. To date, there has been no challenge from the German tax authorities about the ability to use these German net operating losses.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s net deferred tax assets and liabilities. Additionally, the future utilization of the Company’s NOL and research and development credit carry forwards to offset future taxable income may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership changes that have occurred previously or that could occur in the future. Ownership changes, as defined in Section 382 of the Internal Revenue Code, can limit the amount of net operating loss carry forwards and research and development credit carry forwards that a company can use each year to offset future taxable income and taxes payable. The Company completed a Section 382 study and analysis in fiscal 2008 to determine whether changes in the composition of its stockholders, including the Company’s acquisition of Impella or the Company’s public offering in August 2008, resulted in an ownership change for purposes of Section 382. The Company believes that all of its federal and state NOL’s will be available for carryforward to future tax periods, subject to the statutory maximum carryforward limitation of any annual NOL. Any future potential limitation to all or a portion of the NOL or research and development credit carry forwards, before they can be utilized, would reduce the Company’s gross deferred tax assets. The Company will monitor subsequent ownership changes, which could impose limitations in the future.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 14. Income Taxes (Continued)

Loss before provision for income taxes is as follows for the years ended March 31:

	2010	2009	2008
	(in $000’s)
Loss before provision for income taxes:
United States	$(7,698)	$(20,672)	$(26,074)
Foreign	(10,655)	(10,173)	(14,329)

Loss before income taxes	$(18,353)	$(30,845)	$(40,403)

Provision for income taxes:
Current:
Federal	$(358)	$—	$—
State	78	32	(53)
Foreign	—	—	—

Total current	(280)	32	(53)

Deferred:
Federal	$811	$612	$493
State	143	108	87
Foreign	—	—	—

Total deferred	954	720	580

Total tax provision	$674	$752	$527

Differences between the federal statutory income tax rate and the effective tax rates for the years ended March 31, 2010, 2009, and 2008 are as follows:

	2010	2009	2008
Statutory income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Change in valuation allowance	(44.1)%	(41.2)%	(39.9)%
Credits	9.0	8.6	1.2
Rate differential on foreign operations	(1.1)	(1.9)	3.1
Stock based compensation	(0.1)	(1.5)	0.9
Other, net	(1.4)	(0.4)	(0.6)

Effective tax rate	(3.7)%	(2.4)%	(1.3)%

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 14. Income Taxes (Continued)

The components of the Company’s net deferred taxes were as follows for the years ended March 31:

	March 31,
	2010	2009
	(in $000’s)
Assets
NOL carryforwards and tax credit carryforwards	$75,677	$67,564
Foreign NOL carryforwards	6,095	5,621
Stock-based compensation	8,038	6,079
Nondeductible reserves and accruals	3,067	1,243
Deferred revenue	515	484
Depreciation	460	616
Amortizable intangibles other than goodwill	5,018	5,089
Change in unrealized losses on marketable securities	710	2,442
Other, net	1,317	1,377
Capitalized research and development	16,150	20,131

	117,047	110,646

Liabilities
Identified intangibles	0	(1,693)
Indefinite lived intangibles	(3,040)	(2,086)

	(3,040)	(3,779)
Net deferred tax asset	114,007	106,867

Valuation allowance	(117,047)	(108,953)

Net deferred taxes	$(3,040)	$(2,086)

The change in the valuation allowance was $8.1 million and $12.7 million for fiscal 2010 and 2009, respectively, and was primarily due to the impact of the annual operating losses without current tax benefit.

Management has determined that the Company is not likely to realize the income tax benefit of its net deferred tax assets. To the extent the Company generates income in future years, the tax provision will reflect the realization of such benefits.

As a result of the fiscal year 2006 acquisition of Impella, the Company has recorded a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite lived intangible assets is not expected to reverse during the net operating loss carryforward period.

As of March 31, 2010, the Company has accumulated a net deferred tax liability of $3.0 million which is the result of the difference in accounting for the Company’s goodwill, which is amortizable over 15 years for tax purposes but not amortized for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

The Company accrues for the effects of uncertain tax positions and the related potential penalties and interest. At March 31, 2010, the Company had no unrecognized tax benefits. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the unrecognized tax positions will increase or decrease during the next 12 months; however, it is not expected that the change will have a significant effect on the Company’s results of operations or financial position.

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

The Company enters into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. Abiomed has never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2010.

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

Facilities Leases—The Company’s lease for its German location expires in December 2012. In June 2008, the Company amended the lease for its Danvers, Massachusetts facility. The amendment extends the lease from February 28, 2010 to February 28, 2016. The lease is accounted for as an operating lease. The amendment changed the rent under the lease from $64,350 per month to the following schedule:

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

In July 2008, the Company entered into a lease agreement providing for the lease of a 33,000 square foot manufacturing facility in Athlone, Ireland. The lease agreement is for a term of 25 years and one week, commencing on July 18, 2008. The monthly rent due under the lease agreement and payable monthly is 22,455€ (Euro) (approximately U.S. $30,000) per month or 269,464€ (Euro) (approximately U.S. $360,000) per year through April 17, 2013. On April 18, 2013 and each fifth anniversary thereafter, the rental rate will be set to a current market rate, as determined by the procedures set forth in the lease agreement. The Company has the right to terminate the lease after five years, subject to the payment of a termination fee equal to 18 months rent, and the right to terminate the lease after 10 years, subject to the payment of a termination fee equal to six months of the then current rent.

The Company started exploring opportunities to sub-lease the Athlone facility or terminate the lease early. The Company expects to record an expense of $1.0 million as an estimate of the cost to exit the Athlone lease when the Company fully vacates the facility, which is expected to occur in fiscal 2011.

Total rent expense for the Company’s operating leases, included in the accompanying consolidated statements of operations approximated $2.2 million, $2.4 million, $2.2 million for the fiscal years ended March 31, 2010, 2009, and 2008, respectively.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 15. Commitments and Contingencies (Continued)

Future minimum lease payments under all significant non-cancelable operating leases as of March 31, 2010 are approximately as follows:

Fiscal Year Ending March 31,	Operating Leases
(in $000s)
2011	2,038
2012	1,846
2013	1,695
2014	854
2015	824
Thereafter	726

Total future minimum lease payments	$7,983

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

Note 16. Research and Development

Research and development is a significant portion of the Company’s operations. The Company’s research and development efforts are focused on the development of new products related to cardiac assist, recovery and heart replacement and to continually enhance and improve its existing products. Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing new products and significant enhancements to existing products. Research and development expense for the fiscal years ended March 31, 2010, 2009, and 2008 are reflected below:

	March 31,
	2010	2009	2008
	(in $000’s)
Internally funded	$25,434	$24,849	$24,588
Incurred under government contracts and grants	520	479	329

	$25,954	$25,328	$24,917

Note 17. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,
	2010	2009
	(in $000’s)
Salaries and benefits	$7,652	$5,710
Research and development	3,081	2,727
Professional, accounting and auditing fees	565	600
Warranty	482	392
Other	1,231	1,389

	$13,011	$10,818

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 18. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 60% and 62% of the Company’s total consolidated assets are located within the U.S. as of March 31, 2010 and 2009, respectively. Remaining assets are located in Europe, primarily related to the Company’s Impella production facility, and include goodwill and intangibles of $37.2 million and $35.5 million at March 31, 2010 and 2009, respectively, associated with the Impella acquisition from May 2005. Total assets in Europe excluding goodwill and intangibles amounted to 9% and 11% of total consolidated assets at March 31, 2010 and 2009, respectively. International sales (sales outside the U.S. and primarily in Europe) accounted for 9%, 14%, and 17% of total product revenue during the fiscal years ended March 31, 2010, 2009, and 2008, respectively.

Note 19. Quarterly Results of Operation (Unaudited)

The following is a summary of the Company’s unaudited quarterly results of operations for the fiscal years ending March 31, 2010 and 2009.

	Fiscal Years Ended March 31,
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
Fiscal Year 2010
Total revenues	$19,913	$20,022	$22,799	$22,979	$85,713
Cost of product revenue	5,072	5,446	5,772	6,239	22,529
Other operating expenses	22,304	21,973	21,969	22,014	88,260
Other (expense) income, net	(71)	(35)	337	6,492	6,723

Loss before provision for income taxes	(7,534)	(7,432)	(4,605)	1,218	(18,353)
Provision for income taxes	226	242	(40)	243	671

Net (loss) income	$(7,760)	$(7,674)	$(4,565)	$975	$(19,024)

Basic and diluted net (loss) income per share	$(0.21)	$(0.21)	$(0.12)	$0.03	$(0.52)

Fiscal Year 2009
Total revenues	$16,357	$19,999	$17,271	$19,583	$73,210
Cost of product revenue excluding amortization of intangibles	5,627	4,793	4,519	5,498	20,437
Other operating expenses	20,084	21,159	18,792	22,256	82,291
Other income (expense), net	385	(104)	(1,477)	(131)	(1,327)

Loss before provision for income taxes	(8,969)	(6,057)	(7,517)	(8,302)	(30,845)
Provision for income taxes	145	273	182	152	752

Net loss	$(9,114)	$(6,330)	$(7,699)	$(8,454)	$(31,597)

Basic and diluted net loss per share	$(0.28)	$(0.18)	$(0.21)	$(0.23)	$(0.91)

ABIOMED, INC. AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Fiscal Year Ended March 31, 2008	$203	$173	$223	$153
Fiscal Year Ended March 31, 2009	$153	$384	$353	$184
Fiscal Year Ended March 31, 2010	$184	$270	$296	$158