Form 10-Q
period 2010-09-30
ABIOMED INC
filed 2010-11-05
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2010, there were 37,843,265 shares outstanding of the registrant’s Common Stock, $.01 par value.

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

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2010	March 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,151	$4,788
Short-term marketable securities	49,979	53,477
Accounts receivable, net	14,986	13,516
Inventories	7,031	9,211
Prepaid expenses and other current assets	1,215	1,676

Total current assets	77,362	82,668
Property and equipment, net	6,171	6,753
Intangible assets, net	2,295	2,979
Goodwill	37,603	37,170

Total assets	$123,431	$129,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,706	$3,764
Accrued expenses	11,938	13,011
Deferred revenue	1,529	1,289

Total current liabilities	17,173	18,064
Long-term deferred tax liability	3,525	3,040
Other long-term liabilities	538	510

Total liabilities	21,236	21,614

Commitments and contingencies (Note 10)
Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	378	375
Authorized - 100,000,000 shares; Issued - 37,893,594 shares at September 30, 2010 and 37,484,018 shares at March 31, 2010;
Outstanding - 37,842,640 shares at September 30, 2010 and 37,433,064 shares at March 31, 2010
Additional paid-in-capital	375,663	372,425
Accumulated deficit	(272,196)	(263,015)
Treasury stock at cost - 50,954 at September 30, 2010 and March 31, 2010	(827)	(827)
Accumulated other comprehensive loss	(823)	(1,002)

Total stockholders’ equity	102,195	107,956

Total liabilities and stockholders’ equity	$123,431	$129,570

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Product	$23,058	$19,725	$44,819	$39,314
Funded research and development	318	297	559	621

Total Revenue	23,376	20,022	45,378	39,935

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	5,408	5,446	10,692	10,518
Research and development	6,589	6,786	13,242	12,769
Selling, general and administrative	14,054	14,816	29,807	30,783
Amortization of intangible assets	372	371	739	725

	26,423	27,419	54,480	54,795

Loss from operations	(3,047)	(7,397)	(9,102)	(14,860)

Other income and expense:
Investment (expense) income, net	(1)	53	(3)	97
Gain on sale of WorldHeart stock	217	—	456	—
Other expense, net	(128)	(88)	(47)	(203)

	88	(35)	406	(106)

Loss before provision for income taxes	(2,959)	(7,432)	(8,696)	(14,966)
Provision for income taxes	242	242	485	468

Net loss	$(3,201)	$(7,674)	$(9,181)	$(15,434)

Basic and diluted net loss per share	$(0.09)	$(0.21)	$(0.25)	$(0.42)
Weighted average shares outstanding	37,156	36,924	37,121	36,736

See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended September 30,
	2010	2009
Operating activities:
Net loss	$(9,181)	$(15,434)
Adjustments required to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,104	2,611
Bad debt expense	127	52
Stock-based compensation	2,746	3,698
Write-down of inventory	1,364	1,154
Loss on disposal of fixed assets	5	58
Deferred tax provision	485	468
Gain on sale of WorldHeart common stock	(456)
Change in unrealized loss on short-term marketable securities	—	(72)
Changes in assets and liabilities source (use):
Accounts receivable	(1,582)	2,508
Inventories	451	(569)
Prepaid expenses and other current assets	467	(148)
Accounts payable	8	(170)
Accrued expenses and other long-term liabilities	(1,211)	(1,352)
Deferred revenue	238	1

Net cash used for operating activities	(4,435)	(7,195)

Investing activities:
Purchases of short-term marketable securities	(1,502)	(4,271)
Proceeds from the sale and maturity of short-term marketable securities	5,000	14,216
Contingent milestone payment on acquisition	—	(1,750)
Proceeds from the sale of WorldHeart common stock	456
Expenditures for property and equipment	(591)	(1,417)

Net cash provided by investing activities	3,363	6,778

Financing activities:
Proceeds from the exercise of stock options	343	383
Proceeds from the issuance of stock under the employee stock purchase plan	153	170

Net cash provided by financing activities	496	553
Effect of exchange rate changes on cash	(61)	861

Net (decrease) increase in cash and cash equivalents	(637)	997
Cash and cash equivalents at beginning of period	4,788	1,785

Cash and cash equivalents at end of period	$4,151	$2,782

Supplemental disclosures:
Common shares issued as acquisition consideration	$—	$3,827
Fixed asset additions included in accounts payable	18	149

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting and in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 that has been filed with the Securities and Exchange Commission, or SEC.

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

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue from product sales to new customers is deferred until training on the use of the products has occurred. All costs related to product shipment are recognized at time of shipment. The Company does not provide for rights of return to customers on product sales and therefore does not record a provision for returns.

Maintenance and service support contract revenues are recognized ratably over the term of the service contracts based upon the elapsed term of the service contract. Revenue is recognized as earned in limited instances in which the Company rents its console medical devices on a month-to-month basis or for a longer specified period of time to customers.

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

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU No. 2009-13. This amended guidance requires an entity to allocate revenue to each unit of accounting in multiple deliverable arrangements based on the relative selling price of each deliverable. It also changes the level of evidence required to separate deliverables by requiring an entity to make its best estimate of the stand-alone selling price of the deliverables with more objective evidence if the selling price is not available. Previously the Company was required to have objective evidence of the undelivered items in order to have separate units of accounting for multiple element arrangements. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company means no later than April 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than April 1, 2011, will require the Company to apply this guidance retrospectively effective as of April 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. To date, the Company has not elected to early adopt this amended guidance and the potential impact on the Company’s financial statements will be evaluated when it is adopted.

Note 3. Fair Value Measurements

Fair value is defined as the price that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three categories:

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

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share data)

At September 30, 2010 and March 31, 2010, the Company’s marketable securities were invested in the following:

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At September 30, 2010:
U.S. Treasury securities	$49,979	$—	$—	$49,979

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At March 31, 2010:
U.S. Treasury securities	$53,477	$—	$—	$53,477

The Company records these marketable securities at fair value and has classified all of its investments as Level 1 since quoted market prices in active markets are readily available.

Note 4. Inventories

The components of inventories are as follows:

	September 30, 2010	March 31, 2010
	(in $000’s)
Raw materials and supplies	$2,292	$2,759
Work-in-progress	2,830	3,344
Finished goods	1,909	3,108

	$7,031	$9,211

All of the Company’s inventories relate to circulatory care product lines that include the Impella, AB5000, BVS 5000, iPulse, Portable Driver and AbioCor product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead. During the six months ended September 30, 2010 and 2009, respectively, the Company recorded $1.4 million and $1.2 million in write downs of inventory, including excess quantities and obsolete inventory.

From time to time, the Company loans finished goods inventory on a short-term basis to customers for demonstration purposes and this inventory is generally amortized over a one to five year life. The Company had $0.9 million and $1.1 million in demo inventory at September 30, 2010 and March 31, 2010, respectively. Amortization expense related to demo inventory was $0.3 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively. Amortization expense related to demo inventory was $0.4 million and $0.8 million for the six months ended September 30, 2010 and 2009, respectively.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share data)

Note 5. Intangible Assets and Goodwill

The carrying amount of goodwill at September 30, 2010 and March 31, 2010 was $37.6 million and $37.2 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, or Impella. The goodwill activity for the six months ended September 30, 2010 is as follows:

(in $000’s)
Balance at March 31, 2010	$37,170
Exchange rate impact	433

Balance at September 30, 2010	$37,603

The components of intangible assets are as follows:

	September 30, 2010			March 31, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
		(in $000’s)			(in $000’s)
Patents	$6,865	$5,327	$1,538	$6,790	$4,792	$1,998
Trademarks and tradenames	350	264	86	345	236	109
Distribution agreements	667	516	151	659	463	196
Acquired technology	2,301	1,781	520	2,272	1,596	676

	$10,183	$7,888	$2,295	$10,066	$7,087	$2,979

Amortization of intangible assets was $0.4 million for each of the three months ended September 30, 2010 and 2009. Amortization of intangible assets was $0.7 million for each of the six months ended September 30, 2010 and 2009, respectively. The Company’s expected amortization expense will be $0.7 million for the six months ending March 31, 2011, $1.5 million for fiscal 2012 and $0.1 million for fiscal 2013.

Note 6. Stock-Based Compensation

Total stock-based compensation recognized in the Company’s condensed consolidated statements of operations for the three and six months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(in $000’s)		(in $000’s)
Cost of product revenue	$50	$138	$112	$255
Research and development	226	389	536	518
Selling, general and administrative	1,099	1,471	2,098	2,925

	$1,375	$1,998	$2,746	$3,698

The $1.4 million in stock-based compensation expense for the three months ended September 30, 2010 includes $0.9 million related to stock options and $0.5 million related to restricted stock and the Company’s Employee Stock Purchase Plan, or ESPP. Stock compensation related to restricted stock is primarily related to performance share awards, as described in more detail below. The $2.0 million in stock-based compensation expense for the three months ended September 30, 2009 includes $1.6 million related to stock options and $0.4 million related to restricted stock and the Company’s ESPP.

The $2.7 million in stock-based compensation expense for the six months ended September 30, 2010 includes $1.9 million related to stock options and $0.8 million related to restricted stock and the Company’s ESPP. The $3.7 million in stock-based compensation expense for the six months ended September 30, 2009 includes $2.9 million related to stock options and $0.8 million related to restricted stock and the Company’s ESPP.

The remaining unrecognized stock-based compensation expense for unvested stock option awards at September 30, 2010 was approximately $6.9 million, net of forfeitures, and the weighted-average time over which this cost will be recognized is 1.8 years.

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share data)

Stock Option Activity

The following table summarizes the stock option activity for the six months ended September 30, 2010:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at April 1, 2010	5,557	$10.56	6.62
Granted	824	10.03
Exercised	(48)	7.13
Cancelled	(169)	11.98
Expired	(136)	16.46

Outstanding at September 30, 2010	6,028	$10.34	6.72	$9,621

Exercisable at September 30, 2010	3,912	$10.77	5.60	$5,435

The total intrinsic value of options exercised was $0.1 million and $0.03 million for each of the six months ended September 30, 2010 and 2009. The total fair value of options vested during the six months ended September 30, 2010 and 2009 was $4.0 million and $4.8 million, respectively.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The fair value of options granted during the three and six months ended September 30, 2010 and 2009 were calculated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Risk-free interest rate	1.47%	2.64%	2.08%	2.46%
Expected option life (years)	5.31	5.22	5.30	5.24
Expected volatility	50.7%	52.7%	50.9%	54.0%

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

The weighted-average grant-date fair value for options granted during the six months ended September 30, 2010 and 2009 was $4.72 and $2.97 per share, respectively.

Restricted Stock

The following table summarizes restricted stock activity as follows:

	Six Months Ended
	September 30, 2010
		Weighted Average
	Number of	Grant Date
	Shares (in 000’s)	Fair Value
Restricted stock awards at April 1, 2010	379	$15.93
Granted	356	10.00
Vested	(69)	12.38
Cancelled	(13)	18.63

Restricted stock awards at September 30, 2010	653	$13.02

The remaining unrecognized compensation expense for restricted stock awards at September 30, 2010 was approximately $3.5 million and the weighted-average time over which this cost will be recognized is 2.3 years.

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

In March 2010, the Company determined that it did not meet any of the prescribed performance targets for fiscal 2010. Accordingly, 96,563 shares of restricted stock related to these awards were forfeited and 17,812 shares of underlying options related to these awards failed to vest. During the fiscal year ended March 31, 2010, the Company determined that it was not probable that it would meet the prescribed performance milestones for fiscal 2011, and as a result the Company is no longer accruing stock-based compensation on these awards.

During the three months ended June 30, 2010, 311,000 shares of restricted stock and a performance award for the potential issuance of 45,000 shares of common stock were issued to certain executive officers and members of senior management of the Company, all of which could vest upon achievement of prescribed performance milestones. As of September 30, 2010, the Company has determined that it is probable it will meet the prescribed performance milestones for both of these awards.

During the six months ended September 30, 2010, the Company has recorded $0.5 million in stock-based compensation cost for shares and options in which the prescribed performance milestones have been achieved or are probable of being achieved. The remaining unrecognized compensation expense related to these shares and options at September 30, 2010 is $2.8 million based on the Company’s current assessment of probability of achieving the performance milestones.

Note 7. Income Taxes

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

As of September 30, 2010, the Company has accumulated a net deferred tax liability in the amount of $3.5 million which is the result of a difference in accounting for the Company’s goodwill which is amortized over 15 years for tax purposes, but not amortized for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

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

Note 8. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(in $000’s)		(in $000’s)
Net loss	$(3,201)	$(7,674)	$(9,181)	$(15,434)
Foreign currency translation adjustments	4,857	2,322	179	4,955
Unrealized gain on marketable securities	—	27	—	306

Comprehensive income (loss)	$1,656	$(5,325)	$(9,002)	$(10,173)

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share data)

Accumulated other comprehensive income as of September 30, 2010 and March 31, 2010 is comprised of foreign currency translation adjustments.

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

Excluded from the calculation of diluted weighted-average shares outstanding are stock options outstanding in the amount of approximately 6,028,000 and 5,665,000 as of September 30, 2010 and 2009, respectively, and unvested shares of restricted stock in the amount of approximately 653,000 shares and 475,000 shares as of September 30, 2010 and 2009, respectively.

Note 10. Commitments and Contingencies

Litigation

From time to time, the Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management presently believes that the outcome of each such other proceedings or claims which are pending or known to be threatened, or all of them combined, is not expected to have a material adverse effect on the Company’s financial position, cash flow and results. At September 30, 2010, the Company did not have any pending litigation.

Note 11. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2010	March 31, 2010
	(in $000’s)
Salaries and benefits	$5,278	$7,652
Research and development	3,513	3,081
Professional, accounting and audit fees	491	565
Warranty	457	482
Lease exit costs	791	—
Other	1,408	1,231

	$11,938	$13,011

In July 2008, the Company entered into an agreement to lease additional manufacturing space in Athlone, Ireland in anticipation of supporting future demand of Impella 2.5. In fiscal 2010 the Company deferred the start up activities at this facility. During the three months ended June 30, 2010, the Company moved the remaining equipment from Athlone to its facilities in Aachen, Germany and Danvers, Massachusetts. The Company is in negotiations with the facility’s landlord to sub-lease the facility or terminate the lease early. During the six months ended September 30, 2010, the Company fully vacated the Athlone premises and recorded an expense of $0.8 million as an estimate of the cost to terminate the Athlone lease. As of September 30, 2010, there are no remaining fixed assets located in the Company’s Athlone facility.

Note 12. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 61% and 60% of the Company’s total consolidated assets are located within the U.S. as of September 30, 2010 and March 31, 2010, respectively. Remaining assets are located in Europe, primarily related to the Company’s Impella production facility, and include goodwill and intangibles of $39.8 million and $40.1 million at September 30, 2010 and March 31, 2010, respectively. Total assets in Europe excluding goodwill and intangibles amounted to 7% and 9%, respectively, of total consolidated assets at September 30, 2010 and March 31, 2010. For the three months ended September 30, 2010 and 2009, international sales accounted for 7% and 8% of total product revenue, respectively. For the six months ended September 30, 2010 and 2009, international sales accounted for 7% and 9% of total product revenue, respectively.

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

Our strategic focus and the driver of the most recent revenue growth in our business is the market penetration of our Impella 2.5 product, which received 510(k) clearance in June 2008. In addition to the 510(k) clearance, we are also conducting clinical trials of our Impella 2.5 for additional indications of use, with the goal of establishing Impella as the standard of care in the cath lab. We have found that the 510(k) clearance of Impella 2.5 has slowed our progress in completing the clinical trials, since our customers are now able to use the Impella 2.5 commercially outside of the clinical trials. We received 510(k) clearance in April 2009 for our Impella 5.0 and Impella LD devices, which are larger and provide more blood flow than the Impella 2.5. Similar to our experience with the Impella 2.5, we expect that the 510(k) clearance of the Impella 5.0 and LD will slow down our efforts to complete clinical trials with these devices.

Revenues from our other heart recovery products, largely focused on the heart surgery suite, have been lower recently as we have strategically shifted our sales and marketing efforts towards our Impella products and the cath lab. We have from time to time engaged in console placement programs related to our iPulse consoles, in order to encourage utilization of our BVS and AB5000 disposables. We have also developed a portable driver for our AB5000 product which received FDA approval under a post-marketing application, or PMA, supplement in March 2009. This clearance allows the AB5000 portable driver to be used in U.S. hospitals for in hospital and transport use. Our BVS product was launched in 1992 and revenue from this product has been declining as AB5000, our next-generation product for heart recovery, is designed to provide a longer duration of support than the BVS 5000 and, when used with the portable driver, facilitates patient mobility in the hospital. We expect revenue from BVS to continue to decline as our customers transition to AB5000 disposables and our new Impella 5.0 and LD products geared for the surgery suite. We expect revenues from our non-Impella business during fiscal 2011 will continue to decrease as we continue to focus on our Impella products. In addition, we do not expect that revenues from sales of our replacement heart product, the AbioCor, will be a material portion of our total revenues for the foreseeable future as our primary strategic focus is centered on heart recovery for acute heart failure patients. We have not recognized any revenue from the sales of AbioCor since fiscal 2008.

We have incurred net losses since our inception, including a net loss of $9.2 million for the six months ended September 30, 2010. We expect to incur additional net losses in the future as we continue to expand our commercial infrastructure and invest in clinical trials and research and development expenses related to our products.

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

In August 2007, we received approval from the FDA to begin a high-risk percutaneous coronary intervention, or PCI, pivotal clinical trial, known as the Protect II study, for the Impella 2.5. The pivotal study will determine the safety and effectiveness of the Impella 2.5 as compared to optimal medical management with an intra-aortic balloon, or IAB, during “high-risk” angioplasty procedures. The study inclusion criteria have been extended to include patients with triple vessel disease with low ejection fraction. The study is approved under category B2 status and the trial sites are eligible for full reimbursement from the Centers for Medicare and Medicaid Services, or CMS. The randomized pivotal study, in which 654 patients at up to 150 hospitals will undergo a high-risk PCI procedure, is comprised of two arms comparing nearly equal number of Impella 2.5 supported patients and IAB supported patients during the procedure. Patients receiving the Impella 2.5 can be supported for up to five days as a left ventricular assist device, or VAD. As of September 30, 2010, a total of 429 patients were enrolled in the Protect II study, or 66% of the 654 patients required. Based on current trial enrollment rates, we expect to complete the Protect II study in 2012.

In March 2008, we received approval from the FDA to begin a second pivotal study for our Impella 2.5 in the U.S. under an investigational device exemption, or IDE, for hemodynamically unstable patients undergoing a PCI procedure due to acute myocardial infarction, or AMI, commonly referred to as heart attack. The AMI study, known as Recover II, was to determine the safety and effectiveness of the Impella 2.5 as a left ventricular assist device for heart attack patients as compared to optimal medical management with an IAB. In September 2009, we suspended further administrative progress towards new site activation on the Recover II study while exploring changes in the study design. In September 2010, we closed this study under the IDE.

In addition to the FDA approved studies for Impella 2.5, we are also conducting USpella, the first U.S. multicenter observational registry collecting clinical data and outcomes for patients supported with Impella 2.5 during elective, urgent and emergent procedures. In September 2010, we reported that 24 U.S. and Canadian centers have contributed data for a total of 352 patients.

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

The Impella 5.0 is implanted via a small incision in the femoral artery in the groin and can be quickly inserted via the femoral artery using a guide wire to reach the left ventricle of the heart where it is directly deployed to draw blood out of the ventricle, deliver it to the systemic system and perfuse the heart muscle. This function is intended to reduce ventricular work (resting the heart). The Impella LD is similar to the Impella 5.0 but is implanted directly through an incision in the subclavian vein or through an aortic graft. The Impella 5.0 and Impella LD can pump up to five liters of blood per minute and have been used to treat patients in need of cardiac support resulting from post-cardiotomy cardiogenic shock, myocarditis, low cardiac output after a heart attack, or post-coronary intervention procedures.

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

We have developed a Portable Circulatory Support Driver for both in-hospital and out-of-hospital patients. The Portable Driver is designed to support our AB5000 VAD. We received CE mark approval for our Portable Driver in March 2008. In May 2008, we received conditional approval for the Portable Driver under an IDE to conduct a U.S. patient discharge study at 20 hospitals for 30 patients. In March 2009, we received FDA approval of our PMA supplement for the AB Portable™ Driver. This clearance allows for commercial shipment of the device to U.S. hospitals for in hospital and transport use. Out-of-hospital use is being studied in a clinical trial, which, when successfully completed, would allow patients to go home while waiting for recovery.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues (which includes revenues from products and funded research and development) for the three and six months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product	98.6%	98.5%	98.8%	98.4%
Funded research and development	1.4	1.5	1.2	1.6

	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	23.1	27.2	23.6	26.3
Research and development	28.2	33.9	29.2	32.0
Selling, general and administrative	60.1	74.0	65.7	77.1
Amortization of intangible assets	1.6	1.9	1.6	1.8

	113.0	136.9	120.1	137.2

Loss from operations	(13.0)	(36.9)	(20.1)	(37.2)

Other income and expense:
Investment (expense) income, net	(0.0)	0.3	(0.0)	0.2
Gain on Sale of Worldheart stock	0.9	0.0	1.0	0.0
Other expense, net	(0.5)	(0.4)	(0.1)	(0.5)

	0.4	(0.1)	0.9	(0.3)

Loss before provision for income taxes	(12.6)	(37.0)	(19.2)	(37.5)
Provision for income taxes	1.0	1.2	1.1	1.2

Net loss	(13.6)%	(38.2)%	(20.3)%	(38.7)%

Three and six months ended September 30, 2010 compared with the three and six months ended September 30, 2009

Revenues

Our revenues are comprised of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(in $000’s)		(in $000’s)
Impella	$17,591	$13,176	$34,222	$25,204
Other	5,467	6,549	10,597	14,110

Total product revenues	23,058	19,725	44,819	39,314
Funded research and development	318	297	559	621

Total revenues	$23,376	$20,022	$45,378	$39,935

Impella revenue encompasses Impella 2.5, Impella 5.0, and Impella LD product sales. Other revenue includes AB5000, BVS5000, IAB, iPulse, Portable Driver, AbioCor and cannulae product sales and service revenue.

Total revenues for the three months ended September 30, 2010 increased by $3.4 million, or 17%, to $23.4 million from $20.0 million for the three months ended September 30, 2009. The increase in total revenue was primarily due to higher Impella orders due to greater demand in the U.S. Increases of Impella revenues were partially offset by a decline in other revenue, primarily BVS and AB5000.

Total revenues for the six months ended September 30, 2010 increased by $5.5 million, or 14%, to $45.4 million from $39.9 million for the six months ended September 30, 2009. The increase in total revenue was primarily due to higher Impella orders due to greater demand in the U.S. Increases of Impella revenues were partially offset by a decline in other revenue, primarily BVS and AB5000.

Impella revenues for the three months ended September 30, 2010 increased by $4.4 million, or 33% to $17.6 million from $13.2 million for the three months ended September 30, 2009. Impella revenues for the six months ended

September 30, 2010 increased by $9.0 million, or 36% to $34.2 million from $25.2 million for the six months ended September 30, 2009. Most of our Impella revenue was from disposable product sales of Impella in the U.S., primarily as a result of sales occurring after our 510(k) clearance of Impella 2.5 in June 2008 and Impella 5.0 and LD in April 2009, as we focus on increasing utilization of these products through continued sales force and physician training.

Other product revenues for the three months ended September 30, 2010 decreased by $1.0 million or 15%, to $5.5 million from $6.5 million for the three months ended September 30, 2009. Other product revenues for the six months ended September 30, 2010 decreased by $3.5 million or 25%, to $10.6 million from $14.1 million for the six months ended September 30, 2009. The decrease in other revenue was due to a decline in BVS and AB5000 disposable revenue as well as a decrease in console revenue supporting these product lines. We expect that BVS and AB5000 revenue will continue to decline in fiscal 2011 as we focus our sales efforts in the surgical suite on Impella 5.0 and LD.

Cost of Product Revenues

Cost of product revenues for each of the three months ended September 30, 2010 and 2009, respectively, was $5.4 million. Gross margin was 77% for the three months ended September 30, 2010 compared to 73% for the three months ended September 30, 2009. The increase in gross margin was primarily due to a larger portion of revenues from disposable products and a smaller number of Impella console placements.

Cost of product revenues for the six months ended September 30, 2010 increased by $0.2 million, or 2%, to $10.7 million from $10.5 million for the six months ended September 30, 2009. This was due to sales of higher volumes of Impella products during the six months ended September 30, 2010. Gross margin was 76% for the six months ended September 30, 2010 compared to 75% for the six months ended September 30, 2009. The increase in gross margin was primarily due to a larger portion of revenues from disposable products and a smaller number of Impella and iPulse console placements.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2010 decreased by $0.2 million, or 3%, to $6.6 million from $6.8 million for the three months ended September 30, 2009, primarily due to a reduction of Impella development costs related to product enhancements to the Impella product line. Research and development expenses for the three months ended September 30, 2010 and 2009 included $2.4 million and $1.9 million, respectively, in clinical trial expenses primarily associated with our Impella 2.5 U.S. trials. The increase in clinical trial expenditures was due to Impella costs in managing our Protect II study. Research and development expenses for the six months ended September 30, 2010 increased by $0.4 million, or 3%, to $13.2 million from $12.8 million for the six months ended September 30, 2009, reflecting our spending on clinical trials and regulatory filings as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2010 decreased by $0.7 million, or 5%, to $14.1 million from $14.8 million for the three months ended September 30, 2009. The decrease in selling, general and administrative expenses was mainly due to lower expenses in Europe as we focus more of our commercial efforts in the U.S and lower stock-based compensation.

Selling, general and administrative expenses for the six months ended September 30, 2010 decreased by $1.0 million, or 3%, to $29.8 million from $30.8 million for the six months ended September 30, 2009. The decrease in selling, general and administrative expenses was mainly due to lower expenses in Europe as we focus more of our commercial efforts in the U.S. This decrease was partially offset by an expense of $0.8 million as an estimate of the cost to terminate the Athlone lease in the six months ended September 30, 2010.

We expect to increase our expenditures on sales and marketing activities in fiscal 2011, with particular investments in clinical personnel with cath lab expertise. We also plan to increase our marketing, service, and training investments to support the efforts of the sales and field clinical teams to drive recovery awareness for acute heart failure patients.

Amortization of Intangibles

Amortization of intangible assets was $0.4 million for each of the three months ended September 30, 2010 and 2009, respectively, and $0.7 million for each of the six months ended September 30, 2010 and 2009, respectively. Amortization expense primarily is related specifically to intangible assets acquired in the Impella acquisition.

Gain on Sale of WorldHeart Stock

In December 2007, we invested $5.0 million in WorldHeart, a developer of an implantable mechanical circulatory support system for chronic heart failure patients. We recorded an impairment charge of $5.0 million in fiscal 2008, reducing the carrying value of the investment to zero. During the six months ended September 30, 2010, we sold 188,170 shares of WorldHeart common stock, which resulted in a gain of $0.5 million. At September 30, 2010, we have no remaining shares of WorldHeart common stock.

Provision for Income Taxes

During each of the three months ended September 30, 2010 and 2009, we recorded an income tax provision of $0.2 million. During each of the six months ended September 30, 2010 and 2009, we recorded an income tax provision of $0.5 million. The income tax provision is due to deferred tax related to our goodwill, which is amortizable over 15 years for tax purposes but not amortized for book purposes. The net deferred tax liability cannot be offset against our deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

Net Loss

During the three months ended September 30, 2010, we incurred a net loss of $3.2 million, or $0.09 per share, compared to a net loss of $7.7 million, or $0.21 per share, for the three months ended September 30, 2009. The decrease in the net loss was due to increased Impella sales due to greater demand in the U.S.

During the six months ended September 30, 2010, we incurred a net loss of $9.2 million, or $0.25 per share, compared to a net loss of $15.4 million, or $0.42 per share, for the six months ended September 30, 2009. The decrease in the net loss was due to increased Impella sales due to greater demand in the U.S.

We expect to continue to incur net losses through at least fiscal 2011 as we plan to invest in expanding our global distribution to support revenue growth, continue our Impella clinical studies, and invest in research and development in an effort to bring new products to market.

Liquidity and Capital Resources

At September 30, 2010, our cash, cash equivalents, and short-term marketable securities totaled $54.1 million, a decrease of $4.2 million compared to $58.3 million at March 31, 2010. We believe that our revenue from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months.

Marketable securities at September 30, 2010 consist of $50.0 million held in funds that invest solely in U.S. Treasury securities. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets. We continue to monitor our cash position closely and only invest excess cash in short term U.S. treasury securities.

We will continue to closely monitor our liquidity and the overall health of the credit markets. However, we cannot predict with any certainty the impact on us of any further disruption in the credit environment. Our primary liquidity needs are to fund the expansion of our commercial infrastructure in the U.S., increase our Impella manufacturing capacity, fund new product development and general working capital needs. Through September 30, 2010, we have funded our operations principally from product sales and through the sale of equity securities, including our August 2008 stock offering in which we received proceeds of $42.0 million. We also generate cash through funded research and development revenue.

Our operating activities during the six months ended September 30, 2010 used cash of $4.4 million as compared to $7.2 million during the same period in the prior year. Our net loss for the six months ended September 30, 2010 of $9.2 million was the primary cause of our cash used for operations. Also contributing to our cash used for operations was a $1.6 million increase in accounts receivable and a $1.2 million decrease in accounts payable and accrued expenses primarily due to the payment of annual employee bonuses in the first quarter. These decreases in cash were partially offset by non-cash adjustments of $2.7 million related to stock-based compensation expense, $2.1 million of depreciation and amortization and a write down of inventory of $1.4 million.

Our investing activities during the six months ended September 30, 2010 generated cash of $3.4 million as compared to $6.8 million during the same period in the prior year. Cash provided by investment activities for the six months ended September 30, 2010 consisted primarily of $3.5 million of proceeds from the sale of short-term marketable securities, net of purchases, during the period. We also incurred $0.6 million of cash expenditures for property and equipment primarily for the purchase of manufacturing equipment and computer software. We also received $0.5 million in proceeds from the sale of WorldHeart stock during the six months ended September 30, 2010.

Our financing activities during each of the six months ended September 30, 2010 and 2009 provided cash of $0.5 million and $0.6 million, respectively. Cash provided by financing activities during the six months ended September 30, 2010 were attributable to the exercise of stock options and proceeds from employees related to the Company’s ESPP.

Capital expenditures for fiscal 2011 are estimated to be $1.5 to $2.0 million, which relate primarily to our planned manufacturing capacity increases for Impella and software development projects.

In July 2008, we entered into an agreement to lease additional manufacturing space in Athlone, Ireland in anticipation of supporting future demand of Impella 2.5. In fiscal 2010, we deferred the start up activities at this facility and during the three months ended June 30, 2010, we moved the equipment from Athlone to Aachen, Germany and Danvers. We are in negotiations with our landlord to sub-lease the facility or terminate the lease early. During the six months ended September 30, 2010, we fully vacated the Athlone premises and recorded an expense of $0.8 million as an estimate of the cost to terminate the Athlone lease. As of September 30, 2010, we have no remaining fixed assets located in our Athlone facility.

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

Critical Accounting Policies

Goodwill

We assess the realizability of goodwill annually, at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of the business. If we are not able to realize the value of goodwill, we may be required to incur material charges relating to the impairment of those assets. We completed our annual review of goodwill as of October 31, 2009 and determined that no write-down for impairment was necessary.

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

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU No. 2009-13. This amended guidance requires an entity to allocate revenue to each unit of accounting in multiple deliverable arrangements based on the relative selling price of each deliverable. It also changes the level of evidence required to separate deliverables by requiring an entity to make its best estimate of the stand-alone selling price of the deliverables with more objective evidence if the selling price is not available. Previously we were required to have objective evidence of the undelivered items in order to have separate units of accounting for multiple element arrangements. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for us means no later than April 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than April 1, 2011, will require us to apply this guidance retrospectively effective as of April 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. To date, we have not elected to early adopt this amended guidance and the potential impact on our financial statements will be evaluated when it is adopted.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Primary Market Risk Exposures

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our cash and marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2010, we believe the decline in fair market value of our investment portfolio would be immaterial. Marketable securities at September 30, 2010 consist of $50.0 million in five funds that invest in U.S. Treasury securities and related interest.

Currency Exchange Rates

Our foreign subsidiaries’ functional currency is the Euro. Therefore, our investment in our foreign subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of stockholders’ equity. Had a 10% depreciation in foreign currencies occurred relative to the U.S. dollar as of September 30, 2010, the result would have been a reduction of stockholders’ equity of approximately $4.1 million.

Fair Value of Financial Instruments

At September 30, 2010, our financial instruments consist primarily of cash and cash equivalents, short-term marketable securities, accounts receivable, and accounts payable. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2010, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the second quarter of our fiscal year ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

10.1	Amended and Restated 2008 Stock Incentive Plan*		DEF14A	July 12, 2010	Appendix A

11.1	Statement regarding computation of Per Share Earnings (see Note 11, Notes to Condensed Consolidated Financial Statements).	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

*	Management contract or compensatory plan.

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Abiomed, Inc.

Date: November 5, 2010	/S/ ROBERT L. BOWEN
Robert L. Bowen
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)