Form 10-Q
period 2010-12-31
ABIOMED INC
filed 2011-02-04
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 1, 2011, there were 37,853,225 shares outstanding of the registrant’s Common Stock, $.01 par value.

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

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2010	March 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,193	$4,788
Short-term marketable securities	54,980	53,477
Accounts receivable, net	12,872	13,516
Inventories	6,878	9,211
Prepaid expenses and other current assets	881	1,676

Total current assets	79,804	82,668
Property and equipment, net	6,060	6,753
Intangible assets, net	1,887	2,979
Goodwill	36,611	37,170

Total assets	$124,362	$129,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,556	$3,764
Accrued expenses	13,351	13,011
Deferred revenue	1,993	1,289

Total current liabilities	18,900	18,064
Long-term deferred tax liability	3,768	3,040
Other long-term liabilities	515	510

Total liabilities	23,183	21,614

Commitments and contingencies (Note 10)
Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	379	375
Authorized - 100,000,000 shares; Issued - 37,904,179 shares at December 31, 2010 and 37,484,018 shares at March 31, 2010;
Outstanding - 37,853,225 shares at December 31, 2010 and 37,433,064 shares at March 31, 2010
Additional paid-in-capital	377,007	372,425
Accumulated deficit	(272,998)	(263,015)
Treasury stock at cost - 50,954 at December 31, 2010 and March 31, 2010	(827)	(827)
Accumulated other comprehensive loss	(2,382)	(1,002)

Total stockholders’ equity	101,179	107,956

Total liabilities and stockholders’ equity	$124,362	$129,570

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue:
Product	$26,915	$22,623	$71,734	$61,937
Funded research and development	329	176	888	797

Total Revenue	27,244	22,799	72,622	62,734

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	5,437	5,772	16,129	16,290
Research and development	6,592	6,397	19,834	19,166
Selling, general and administrative	15,592	15,190	45,399	45,973
Amortization of intangible assets	295	382	1,034	1,107

	27,916	27,741	82,396	82,536

Loss from operations	(672)	(4,942)	(9,774)	(19,802)

Other income and expense:
Investment income, net	4	275	1	372
Gain on sale of WorldHeart stock	—	—	456	—
Other income (expense), net	30	62	(17)	(141)

	34	337	440	231

Loss before provision for income taxes	(638)	(4,605)	(9,334)	(19,571)
Income tax provision (benefit)	164	(40)	649	428

Net loss	$(802)	$(4,565)	$(9,983)	$(19,999)

Basic and diluted net loss per share	$(0.02)	$(0.12)	$(0.27)	$(0.54)
Weighted average shares outstanding	37,195	37,011	37,146	36,829

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended December 31,
	2010	2009
Operating activities:
Net loss	$(9,983)	$(19,999)
Adjustments required to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,008	3,768
Bad debt expense	132	66
Stock-based compensation	4,018	5,864
Write-down of inventory	2,380	2,104
Loss on disposal of fixed assets	5	47
Deferred tax provision	728	711
Gain on sale of WorldHeart common stock	(456)	—
Change in unrealized loss on marketable securities	—	(342)
Changes in assets and liabilities source (use):
Accounts receivable	493	1,427
Inventories	(664)	(412)
Prepaid expenses and other current assets	788	10
Accounts payable	(110)	(382)
Accrued expenses and other long-term liabilities	380	(51)
Deferred revenue	709	(132)

Net cash provided by (used for) operating activities	1,428	(7,321)
Investing activities:
Proceeds from the sale and maturity of marketable securities	5,000	17,348
Purchases of marketable securities	(6,503)	(6,368)
Contingent milestone payment on acquisition	—	(1,750)
Proceeds from the sale of WorldHeart common stock	456	—
Expenditures for property and equipment	(1,054)	(1,411)

Net cash (used for) provided by investing activities	(2,101)	7,819
Financing activities:
Proceeds from the exercise of stock options	416	555
Proceeds from the issuance of stock under the employee stock purchase plan	153	170

Net cash provided by financing activities	569	725
Effect of exchange rate changes on cash	(491)	228

Net (decrease) increase in cash and cash equivalents	(595)	1,451
Cash and cash equivalents at beginning of period	4,788	1,785

Cash and cash equivalents at end of period	$4,193	$3,236

Supplemental disclosures:
Fixed asset additions included in accounts payable	31	15
Common shares issued for business acquisition	—	3,827

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

2. Significant Accounting Policies

Goodwill

The Company assesses the realizability of goodwill annually, at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. The Company’s ability to realize the value of the goodwill will depend on the future cash flows of the business. If the Company is not able to realize the value of goodwill, the Company may be required to incur material charges relating to the impairment of those assets. The Company completed its annual review of goodwill as of October 31, 2010 and determined that no write-down for impairment was necessary.

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

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU No. 2009-13, which amended FASB Accounting Standard Codification Subtopic 605-25. This amended guidance requires an entity to allocate revenue to each unit of accounting in multiple deliverable arrangements based on the relative selling price of each deliverable. It also changes the level of evidence required to separate deliverables by requiring an entity to make its best estimate of the stand-alone selling price of the deliverables with more objective evidence if the selling price is not available. Previously the Company was required to have objective evidence of the undelivered items in order to have separate units of accounting for multiple element arrangements. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company means no later than April 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than April 1, 2011, will require the Company to apply this guidance retrospectively effective as of April 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. To date, the Company has not elected to early adopt this amended guidance and the potential impact on the Company’s financial statements will be evaluated when it is adopted.

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

At December 31, 2010 and March 31, 2010, the Company’s marketable securities were invested in the following:

	Level 1	Level 2	Level 3	Total
At December 31, 2010:	(in $000’s)
U.S. Treasury securities	$54,980	$—	$—	$54,980

	Level 1	Level 2	Level 3	Total
At March 31, 2010:	(in $000’s)
U.S. Treasury securities	$53,477	$—	$—	$53,477

The Company records these marketable securities at fair value and has classified all of its investments as Level 1 since quoted market prices in active markets are readily available.

Note 4. Inventories

The components of inventories are as follows:

	December 31, 2010	March 31, 2010
	(in $000’s)
Raw materials and supplies	$2,440	$2,759
Work-in-progress	3,018	3,344
Finished goods	1,420	3,108

	$6,878	$9,211

All of the Company’s inventories relate to circulatory care product lines that include the Impella, AB5000, BVS 5000, iPulse, Portable Driver and AbioCor product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead. During each of the three months ended December 31, 2010 and 2009, respectively, the Company recorded $1.0 million in write downs of inventory, including excess quantities and obsolete inventory. During the nine months ended December 31, 2010 and 2009, respectively, the Company recorded $2.4 million and $2.1 million in write downs of inventory.

From time to time, the Company loans finished goods inventory on a short-term basis to customers for demonstration purposes and this inventory is generally amortized over a one to five year life. The Company had $0.8 million and $1.1 million in demo inventory at December 31, 2010 and March 31, 2010, respectively. Amortization expense related to demo inventory was $0.2 million and $0.3 million for the three months ended December 31, 2010 and 2009, respectively. Amortization expense related to demo inventory was $0.6 million and $1.0 million for the nine months ended December 31, 2010 and 2009, respectively.

Note 5. Intangible Assets and Goodwill

The carrying amount of goodwill at December 31, 2010 and March 31, 2010 was $36.6 million and $37.2 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, or Impella. The goodwill activity for the nine months ended December 31, 2010 is as follows:

(in $000’s)
Balance at March 31, 2010	$37,170
Exchange rate impact	(559)

Balance at December 31, 2010	$36,611

The components of intangible assets are as follows:

	December 31, 2010			March 31, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
		(in $000’s)			(in $000’s)
Patents	$6,693	$5,428	$1,265	$6,790	$4,792	$1,998
Trademarks and tradenames	341	270	71	345	236	109
Distribution agreements	649	525	124	659	463	196
Acquired technology	2,241	1,814	427	2,272	1,596	676

	$9,924	$8,037	$1,887	$10,066	$7,087	$2,979

Amortization of intangible assets was $0.3 million and $0.4 million for each of the three months ended December 31, 2010 and 2009, respectively. Amortization of intangible assets was $1.0 million and $1.1 million for the nine months ended December 31, 2010 and 2009, respectively. The Company’s expected amortization expense will be $0.3 million for the three months ending March 31, 2011, $1.5 million for fiscal 2012 and $0.1 million for fiscal 2013.

Note 6. Stock-Based Compensation

Total stock-based compensation recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended December 31, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(in $000’s)		(in $000’s)
Cost of product revenue	$51	$139	$163	$393
Research and development	214	374	750	892
Selling, general and administrative	1,007	1,653	3,105	4,579

	$1,272	$2,166	$4,018	$5,864

The $1.3 million in stock-based compensation expense for the three months ended December 31, 2010 includes $0.9 million related to stock options and $0.4 million related to restricted stock and the Company’s Employee Stock Purchase Plan, or ESPP. Stock compensation related to restricted stock is primarily related to performance share awards, as described in more detail below. The $2.2 million in stock-based compensation expense for the three months ended December 31, 2009 includes $1.6 million related to stock options and $0.6 million related to restricted stock and the Company’s ESPP.

The $4.0 million in stock-based compensation expense for the nine months ended December 31, 2010 includes $2.9 million related to stock options and $1.1 million related to restricted stock and the Company’s ESPP. The $5.9 million in stock-based compensation expense for the nine months ended December 31, 2009 includes $4.6 million related to stock options and $1.3 million related to restricted stock and the Company’s ESPP.

The remaining unrecognized stock-based compensation expense for unvested stock option awards at December 31, 2010 was approximately $6.4 million, net of forfeitures, and the weighted-average time over which this cost will be recognized is 1.7 years.

Stock Option Activity

The following table summarizes the stock option activity for the nine months ended December 31, 2010:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2010	5,557	$10.56	6.62
Granted	879	10.07
Exercised	(58)	7.13
Cancelled	(185)	11.92
Expired	(138)	16.56

Outstanding at December 31, 2010	6,055	$10.35	6.50	$6,487

Exercisable at December 31, 2010	3,938	$10.81	5.37	$3,589

The total intrinsic value of options exercised was $0.2 million and $0.1 million for each of the nine months ended December 31, 2010 and 2009. The total fair value of options vested during the nine months ended December 31, 2010 and 2009 was $4.3 million and $5.2 million, respectively.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The fair value of options granted during the three and nine months ended December 31, 2010 and 2009 were calculated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Risk-free interest rate	1.47%	2.10%	2.04%	2.46%
Expected option life (years)	5.31	5.21	5.30	5.24
Expected volatility	50.8%	52.5%	50.9%	54.0%

The weighted-average grant-date fair value for options granted during the nine months ended December 31, 2010 and 2009 was $4.71 and $2.99 per share, respectively.

Restricted Stock

The following table summarizes restricted stock activity as follows:

	Nine Months Ended
	December 31, 2010
	Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Restricted stock awards at April 1, 2010	379	$15.93
Granted	356	10.00
Vested	(69)	12.38
Cancelled	(13)	18.63

Restricted stock awards at December 31, 2010	653	$13.02

The remaining unrecognized compensation expense for restricted stock awards at December 31, 2010 was approximately $3.2 million and the weighted-average time over which this cost will be recognized is 2.1 years.

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

During the first quarter of fiscal 2011, 311,000 shares of restricted stock and a performance award for the potential issuance of 45,000 shares of common stock were issued to certain executive officers and members of senior management of the Company, all of which could vest upon achievement of prescribed performance milestones. As of December 31, 2010, the Company has determined that it is probable it will meet the prescribed performance milestones for both of these awards.

During the nine months ended December 31, 2010, the Company has recorded $0.7 million in stock-based compensation cost for shares and options in which the prescribed performance milestones have been achieved or are probable of being achieved. The remaining unrecognized compensation expense related to these shares and options at December 31, 2010 is $2.6 million based on the Company’s current assessment of probability of achieving the performance milestones.

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

As of December 31, 2010, the Company has accumulated a net deferred tax liability in the amount of $3.8 million which is the result of a difference in accounting for the Company’s goodwill which is amortized over 15 years for tax purposes, but not amortized for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

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

Note 8. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(in $000’s)		(in $000’s)
Net loss	$(802)	$(4,565)	$(9,983)	$(19,999)
Foreign currency translation adjustments	(1,560)	(1,196)	(1,381)	3,760

Comprehensive loss	$(2,362)	$(5,761)	$(11,364)	$(16,239)

Accumulated other comprehensive income as of December 31, 2010 and March 31, 2010 is comprised of foreign currency translation adjustments.

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

Excluded from the calculation of diluted weighted-average shares outstanding are stock options outstanding in the amount of approximately 6,055,000 and 5,585,000 as of December 31, 2010 and 2009, respectively, and unvested shares of restricted stock in the amount of approximately 653,000 shares and 475,000 shares as of December 31, 2010 and 2009, respectively.

Note 10. Commitments and Contingencies

Litigation

From time to time, the Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management presently believes that the outcome of each such other proceedings or claims which are pending or known to be threatened, or all of them combined, is not expected to have a material adverse effect on the Company’s financial position, cash flow and results. At December 31, 2010, the Company did not have any pending litigation.

Note 11. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2010	March 31, 2010
	(in $000’s)
Salaries and benefits	$6,118	$7,652
Research and development	3,974	3,081
Professional, accounting and audit fees	622	565
Warranty	413	482
Lease exit costs	791	—
Other	1,433	1,231

	$13,351	$13,011

In July 2008, the Company entered into an agreement to lease additional manufacturing space in Athlone, Ireland in anticipation of supporting future demand of Impella 2.5. In fiscal 2010, the Company deferred the start up activities at this facility. During the three months ended June 30, 2010, the Company moved the remaining equipment from Athlone to its facilities in Aachen, Germany and Danvers, Massachusetts and fully vacated the Athlone facility. The Company is in negotiations with the facility’s landlord to sub-lease the facility or terminate the lease early. During the first quarter of fiscal 2011, the Company recorded an expense of $0.8 million as an estimate of the cost to terminate the Athlone lease. As of December 31, 2010, there are no remaining fixed assets located in the Company’s Athlone facility.

Note 12. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 62% and 60% of the Company’s total consolidated assets are located within the U.S. as of December 31, 2010 and March 31, 2010, respectively. Remaining assets are located in Europe, primarily related to the Company’s Impella production facility, and include goodwill and intangibles of $38.4 million and $40.1 million at December 31, 2010 and March 31, 2010, respectively. Total assets in Europe excluding goodwill and intangibles amounted to 7% and 9%, respectively, of total consolidated assets at December 31, 2010 and March 31, 2010. For the three months ended December 31, 2010 and 2009, international sales accounted for 7% and 9% of total product revenue, respectively. For the nine months ended December 31, 2010 and 2009, international sales accounted for 7% and 9% of total product revenue, respectively.

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

Revenues from our other heart recovery products, largely focused on the heart surgery suite, have been lower recently as we have strategically shifted our sales and marketing efforts towards our Impella products and the cath lab. We have from time to time engaged in console placement programs related to our iPulse consoles, in order to encourage utilization of our BVS and AB5000 disposables. We have also developed a portable driver for our AB5000 product which received FDA approval under a post-marketing application, or PMA, supplement in March 2009. This clearance allows the AB5000 Portable Driver to be used in U.S. hospitals for in hospital and transport use. Our BVS product was launched in 1992 and revenue from this product has been declining as AB5000, our next-generation product for heart recovery, is designed to provide a longer duration of support than the BVS 5000 and, when used with the Portable Driver, facilitates patient mobility in the hospital. We expect revenue from BVS to continue to decline as our customers transition to AB5000 disposables and the Impella 5.0 and LD products geared for the surgery suite. We expect revenues from our non-Impella business during fiscal 2011 will continue to decrease as we continue to focus on our Impella products. In addition, we do not expect that revenues from sales of our replacement heart product, the AbioCor, will be a material portion of our total revenues for the foreseeable future as our primary strategic focus is centered on heart recovery for acute heart failure patients. We have not recognized any revenue from the sales of AbioCor since fiscal 2008.

We have incurred net losses since our inception, including a net loss of $10.0 million for the nine months ended December 31, 2010. We expect to incur additional net losses in the future as we continue to expand our commercial infrastructure and invest in clinical trials and research and development expenses related to our products.

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

The Impella 2.5 catheter can be quickly inserted via the femoral artery to reach the left ventricle of the heart where it is directly deployed to draw blood out of the left ventricle and deliver it to the circulatory system. This function is intended to reduce ventricular work (resting the heart) and provide flow to vital organs. The Impella 2.5 is introduced with normal interventional cardiology procedures and can pump up to 2.5 liters of blood per minute.

In August 2007, we received approval from the FDA to begin a high-risk percutaneous coronary intervention, or PCI, pivotal clinical trial, known as the Protect II study, for the Impella 2.5. The pivotal study was to determine the safety and effectiveness of the Impella 2.5 as compared to optimal medical management with an intra-aortic balloon, or IAB, during “high-risk” angioplasty procedures. In December 2010, we announced the termination of the PROTECT II study based on a futility determination at the planned interim analysis regarding the primary end-point, which we view as likely to be due to unanticipated confounding variables related to the use of rotational atherectomy in the study.

In addition to the FDA approved studies for Impella 2.5, we are also conducting USpella, the first U.S. multicenter observational registry collecting clinical data and outcomes for patients supported with Impella 2.5 during elective, urgent and emergent procedures. In September 2010, we reported that 24 U.S. and Canadian centers have contributed data for a total of 352 patients.

In December 2010, we received conditional approval from the FDA to begin MINI-AMI, a prospective, randomized, controlled multi-site trial to assess the potential role of the Impella 2.5 in reducing infarct size in patients with ST-elevation myocardial infarction (STEMI).The primary objective of the study is to evaluate whether the adjunctive use of the Impella 2.5 for 24 hours following primary percutaneous intervention (PCI) for STEMI has the potential to limit the infarction of at-risk myocardium compared to primary PCI with routine post-PCI care.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues (which includes revenues from products and funded research and development) for the three and nine months ended December 31, 2010 and 2009, respectively:

	Three Months Ended December 31,		Nine Months Ended December 30,
	2010	2009	2010	2009
Revenues:
Product	98.8%	99.2%	98.8%	98.7%
Funded research and development	1.2	0.8	1.2	1.3

	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	20.0	25.3	22.2	26.0
Research and development	24.2	28.1	27.3	30.5
Selling, general and administrative	57.2	66.6	62.5	73.3
Amortization of intangible assets	1.1	1.7	1.4	1.8

	102.5	121.7	113.4	131.6

Loss from operations	(2.5)	(21.7)	(13.4)	(31.6)
Other income and expense:
Investment income, net	0.1	1.2	0.0	0.6
Gain on sale of WorldHeart stock	—	—	—	—
Other income (expense), net	0.1	0.3	—	(0.2)

	0.2	1.5	0.6	0.4

Loss before provision for income taxes	(2.3)	(20.2)	(12.8)	(31.2)
Income tax provision (benefit)	0.6	(0.2)	0.9	0.7

Net loss	(2.9)%	(20.0)%	(13.7)%	(31.9)%

Three and nine months ended December 31, 2010 compared with the three and nine months ended December 31, 2009

Revenues

Our revenues are comprised of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(in $000’s)		(in $000’s)
Impella	$21,116	$15,858	$55,338	$41,062
Other	5,799	6,765	16,396	20,875

Total product revenues	26,915	22,623	71,734	61,937
Funded research and development	329	176	888	797

Total revenues	$27,244	$22,799	$72,622	$62,734

Impella revenue encompasses Impella 2.5, Impella 5.0, and Impella LD product sales. Other revenue includes AB5000, BVS5000, IAB, iPulse, Portable Driver, AbioCor and cannulae product sales and service revenue.

Total revenues for the three months ended December 31 increased by $4.4 million, or 19%, to $27.2 million from $22.8 million for the three months ended December 31, 2009. The increase in total revenue was primarily due to higher Impella orders due to greater demand in the U.S. Increases of Impella revenues were partially offset by a decline in other revenue, primarily BVS and AB5000.

Total revenues for the nine months ended December 31, 2010 increased by $9.9 million, or 16%, to $72.6 million from $62.7 million for the nine months ended December 31, 2009. The increase in total revenue was primarily due to higher Impella orders due to greater demand in the U.S. Increases of Impella revenues were partially offset by a decline in other revenue, primarily BVS and AB5000.

Impella revenues for the three months ended December 31, 2010 increased by $5.2 million, or 33% to $21.1 million from $15.9 million for the three months ended December 31, 2009. Impella revenues for the nine months ended December 31, 2010 increased by $14.2 million, or 35% to $55.3 million from $41.1 million for the nine months ended December 31, 2009. Most of our Impella revenue was from disposable product sales of Impella in the U.S., primarily as a result of sales occurring after our 510(k) clearance of Impella 2.5 in June 2008 and Impella 5.0 and LD in April 2009, as we continue to increase utilization of these products through continued sales force and physician training. We expect Impella revenues to continue to increase as we continue to add new customer sites and increase utilization at existing customer sites.

Other revenues for the three months ended December 31, 2010 decreased by $1.0 million or 15%, to $5.8 million from $6.8 million for the three months ended December 31, 2009. Other revenues for the nine months ended December 31, 2010 decreased by $4.5 million or 22%, to $16.4 million from $20.9 million for the nine months ended December 31, 2009. The decrease in other revenue was due to a decline in BVS and AB5000 disposable revenue as well as a decrease in console revenue supporting these product lines. We expect that BVS and AB5000 revenue will continue to decline in fiscal 2011 as we focus our sales efforts in the surgical suite on Impella 5.0 and LD.

Cost of Product Revenues

Cost of product revenues for each of the three months ended December 31, 2010 and 2009, respectively, was $5.4 and $5.8 million. Gross margin was 80% for the three months ended December 31, 2010 compared to 75% for the three months ended December 31, 2009. The increase in gross margin was primarily due to a larger portion of revenues from disposable products, improved manufacturing efficiency which increased inventory turnover and a smaller number of console placements.

Cost of product revenues for the nine months ended December 31, 2010 decreased by $0.2 million, or 1%, to $16.1 million from $16.3 million for the nine months ended December 31, 2009. Gross margin was 78% for the nine months ended December 31, 2010 compared to 74% for the nine months ended December 31, 2009. The increase in gross margin was primarily due to a larger portion of revenues from disposable products, improved manufacturing efficiency which increased inventory turnover and a smaller number of Impella and iPulse console placements. We do not expect that our gross margin will change significantly in the near future.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2010 increased by $0.2 million, or 3%, to $6.6 million from $6.4 million for the three months ended December 31, 2009, primarily due to increased spending on clinical studies, offset by a reduction of Impella development costs related to product enhancements to the Impella product line. Research and development expenses for the three months ended December 31, 2010 and 2009 included $2.1 million and $1.8 million, respectively, in clinical trial expenses primarily associated with our Impella 2.5 U.S. trials. Our clinical trial expenditures are not expected to change significantly over the next two quarters as we compile data and incur costs to close the PROTECT II trial.

Research and development expenses for the nine months ended December 31, 2010 increased by $0.6 million, or 3%, to $19.8 million from $19.2 million for the nine months ended December 31, 2009, reflecting our higher spending on clinical trials as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2010 increased by $0.4 million, or 3%, to $15.6 million from $15.2 million for the three months ended December 31, 2009. The increase in selling, general and administrative expenses was mainly due to higher sales and marketing expenses in the U.S. Selling, general and administrative expenses for the nine months ended December 31, 2010 decreased by $0.6 million, or 1%, to $45.4 million from $46.0 million for the nine months ended December 31, 2009. The decrease in selling, general and administrative expenses was mainly due to lower expenses in Europe as we focus more of our commercial efforts in the U.S. This decrease was partially offset by an expense of $0.8 million as an estimate of the cost to terminate our Athlone facility lease.

We expect to increase our expenditures on sales and marketing activities in the near future, with particular investments in clinical personnel with cath lab expertise. We also plan to increase our marketing, service, and training investments to support the efforts of the sales and field clinical teams to drive recovery awareness for acute heart failure patients.

Amortization of Intangibles

Amortization of intangible assets was $0.3 million and $0.4 million for the three months ended December 31, 2010 and 2009, respectively, and $1.0 million and $1.1 million for the nine months ended December 31, 2010 and 2009, respectively. Amortization expense is related specifically to intangible assets acquired in the Impella acquisition.

Gain on Sale of WorldHeart Stock

In December 2007, we made an investment in WorldHeart, a developer of an implantable mechanical circulatory support system for chronic heart failure patients. We recorded an impairment charge for the amount of that investment in fiscal 2008, reducing the carrying value of the investment to zero. During the nine months ended December 31, 2010, we sold our remaining 188,170 shares of WorldHeart common stock, which resulted in a gain of $0.5 million.

Provision for Income Taxes

During the three months ended December 31, 2010, we recorded an income tax provision of $0.2 million, as compared to an income tax benefit of $0.04 million during the three months ended December 31, 2009. We recognized an income tax refund of $0.1 million and $0.3 million during each of the three months ended December 31, 2010 and 2009, respectively, relating to refundable research and development credits. During the nine months ended December 31, 2010 and 2009, we recorded an income tax provision of $0.6 million and $0.4 million, respectively. The income tax provision is due to deferred tax related to our goodwill, which is amortizable over 15 years for tax purposes but not amortized for book purposes. The net deferred tax liability cannot be offset against our deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

Net Loss

During the three months ended December 31, 2010, we incurred a net loss of $0.8 million, or $0.02 per share, compared to a net loss of $4.6 million, or $0.12 per share, for the three months ended December 31, 2009. The decrease in the net loss was due to increased Impella sales due to greater demand in the U.S.

During the nine months ended December 31, 2010, we incurred a net loss of $9.9 million, or $0.27 per share, compared to a net loss of $20.0 million, or $0.54 per share, for the nine months ended December 31, 2009. The decrease in the net loss was due to increased Impella sales due to greater demand in the U.S and our ability to keep operating expenses flat.

We expect to continue to incur net losses through at least fiscal 2011 as we plan to invest in expanding our global distribution to support revenue growth, continue our Impella clinical studies, and invest in research and development in an effort to bring new products to market.

Liquidity and Capital Resources

At December 31, 2010, our cash, cash equivalents, and short-term marketable securities totaled $59.2 million, an increase of $0.9 million compared to $58.3 million at March 31, 2010. We believe that our revenue from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months.

Marketable securities at December 31, 2010 consist of $55.0 million held in funds that invest solely in U.S. Treasury securities. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets. We continue to monitor our cash position closely and only invest excess cash in short term U.S. treasury securities.

We will continue to closely monitor our liquidity and the overall health of the credit markets. However, we cannot predict with any certainty the impact on us of any further disruption in the credit environment. Our primary liquidity needs are to fund the expansion of our commercial infrastructure in the U.S., increase our Impella manufacturing capacity, fund new product development and general working capital needs. Through December 31, 2010, we have funded our operations principally from product sales and through the sale of equity securities, including our August 2008 stock offering in which we received proceeds of $42.0 million. We also generate cash through funded research and development revenue.

Our operating activities during the nine months ended December 31, 2010 provided cash of $1.4 million as compared to the use of cash of $7.3 million during the same period in the prior year. Our net loss for the nine months ended December 31, 2010 used cash of $10.0 million. This decrease in cash resulting from our net loss was primarily offset by non-cash adjustments of $4.0 million related to stock-based compensation expense, $3.0 million of depreciation and amortization and a write down of inventory of $2.4 million.

Our investing activities during the nine months ended December 31, 2010 used cash of $2.1 million as compared to providing cash of $7.8 million during the same period in the prior year. Cash used for investment activities for the nine months ended December 31, 2010 consisted primarily of $1.5 million of purchases of short-term marketable securities, net of proceeds, during the period. We also incurred $1.1 million of cash expenditures for property and equipment primarily for the purchase of manufacturing equipment and computer software. We also received $0.5 million in proceeds from the sale of WorldHeart stock during the nine months ended December 31, 2010.

Our financing activities during each of the nine months ended December 31, 2010 and 2009 provided cash of $0.6 million and $0.7 million, respectively. Cash provided by financing activities during the nine months ended December 31, 2010 were attributable to the exercise of stock options and proceeds from employees related to the Company’s ESPP.

Capital expenditures for fiscal 2011 are estimated to be $1.5 to $2.0 million, which relate primarily to our planned manufacturing capacity increases for Impella and software development projects.

In July 2008, we entered into an agreement to lease additional manufacturing space in Athlone, Ireland in anticipation of supporting future demand of Impella 2.5. In fiscal 2010, we deferred the start up activities at this facility and during the three months ended June 30, 2010, we moved the equipment from Athlone to Aachen, Germany and Danvers, Massachusetts and officially exited the Athlone facility. We are in negotiations with our landlord to sub-lease the facility or terminate the lease early. During the first quarter of fiscal 2011, we fully vacated the Athlone premises and recorded an expense of $0.8 million as an estimate of the cost to terminate the Athlone lease. As of December 31, 2010, we have no remaining fixed assets located in our Athlone facility.

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

Critical Accounting Policies

Goodwill

We assess the realizability of goodwill annually, at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill will depend on the future cash flows of the business. If we are not able to realize the value of goodwill, we may be required to incur material charges relating to the impairment of those assets. We completed our annual review of goodwill as of October 31, 2010 and determined that no write-down for impairment was necessary.

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

Primary Market Risk Exposures

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our cash and marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2010, we believe the decline in fair market value of our investment portfolio would be immaterial. Marketable securities at December 31, 2010 consist of $55.0 million in five funds that invest in U.S. Treasury securities and related interest.

Currency Exchange Rates

Our foreign subsidiaries’ functional currency is the Euro. Therefore, our investment in our foreign subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of stockholders’ equity. Had a 10% depreciation in foreign currencies occurred relative to the U.S. dollar as of December 31, 2010, the result would have been a reduction of stockholders’ equity of approximately $3.9 million.

Fair Value of Financial Instruments

At December 31, 2010, our financial instruments consist primarily of cash and cash equivalents, short-term marketable securities, accounts receivable, and accounts payable. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2010, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the third quarter of our fiscal year ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Abiomed, Inc.

Date: February 4, 2011	/S/ ROBERT L. BOWEN
Robert L. Bowen
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)