Form 10-Q
period 2011-06-30
ABIOMED INC
filed 2011-08-05
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, there were 38,523,668 shares outstanding of the registrant’s Common Stock, $.01 par value.

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

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2011	March 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,151	$5,831
Short-term marketable securities	54,982	54,481
Accounts receivable, net	14,541	15,376
Inventories	8,879	7,505
Prepaid expenses and other current assets	1,339	1,544

Total current assets	83,892	84,737
Property and equipment, net	6,214	6,273
Intangible assets, net	1,279	1,632
Goodwill	39,752	38,946

Total assets	$131,137	$131,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,964	$6,283
Accrued expenses	8,700	14,078
Deferred revenue	1,715	1,982

Total current liabilities	15,379	22,343
Long-term deferred tax liability	4,106	4,010
Other long-term liabilities	469	492

Total liabilities	19,954	26,845

Commitments and contingencies (Note 9)

Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	385	377
Authorized - 100,000,000 shares; Issued - 38,560,747 shares at June 30, 2011 and 37,756,719 shares at March 31, 2011;
Outstanding - 38,509,793 shares at June 30, 2011 and 37,705,765 shares at March 31, 2011
Additional paid-in-capital	389,217	379,218
Accumulated deficit	(279,364)	(274,770)
Treasury stock at cost - 50,954 shares	(827)	(827)
Accumulated other comprehensive income	1,772	745

Total stockholders’ equity	111,183	104,743

Total liabilities and stockholders’ equity	$131,137	$131,588

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2011	2010
Revenue:
Products	$27,166	$21,761
Funded research and development	189	241

	27,355	22,002

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	5,891	5,284
Research and development	7,324	6,653
Selling, general and administrative	18,176	15,753
Amortization of intangible assets	385	367

	31,776	28,057

Loss from operations	(4,421)	(6,055)

Other (expense) income :
Investment income (expense), net	4	(2)
Gain on sale of WorldHeart stock	—	239
Other (expense) income, net	(81)	81

	(77)	318

Loss before provision for income taxes	(4,498)	(5,737)
Provision for income taxes	96	243

Net loss	$(4,594)	$(5,980)

Basic and diluted net loss per share	$(0.12)	$(0.16)
Weighted average shares outstanding	38,268	37,086

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended June 30,
	2011	2010
Operating activities:
Net loss	$(4,594)	$(5,980)
Adjustments required to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,046	959
Bad debt expense	15	53
Stock-based compensation	2,332	1,371
Write-down of inventory	156	623
Loss on disposal of fixed assets	—	5
Deferred tax provision	96	243
Gain on sale of WorldHeart common stock	—	(239)
Changes in assets and liabilities source (use):
Accounts receivable	847	767
Inventories	(1,601)	645
Prepaid expenses and other current assets	220	292
Accounts payable	(1,360)	705
Accrued expenses	(5,443)	(2,169)
Deferred revenue	(270)	78

Net cash used for operating activities	(8,556)	(2,647)
Investing activities:
Purchases of short-term marketable securities	(5,001)	(1,501)
Proceeds from the sale and maturity of short-term marketable securities	4,500	4,000
Proceeds from the sale of WorldHeart common stock	—	239
Expenditures for property and equipment	(472)	(289)

Net cash (used in) provided by investing activities	(973)	2,449
Financing activities:
Proceeds from the exercise of stock options	7,629	94

Net cash provided by financing activities	7,629	94
Effect of exchange rate changes on cash	220	(743)

Net decrease in cash and cash equivalents	(1,680)	(847)
Cash and cash equivalents at beginning of period	5,831	4,788

Cash and cash equivalents at end of period	$4,151	$3,941

Supplemental disclosure:
Fixed asset additions included in accounts payable	$44	$31

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting and in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 that has been filed with the Securities and Exchange Commission, or SEC.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period may not be indicative of results for the full fiscal year.

Note 2. Significant Accounting Policies

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

Maintenance and service support contract revenues are included in product sales and are recognized ratably over the term of the service contract. Revenue is recognized as earned in limited instances in which the Company rents its console medical devices on a month-to-month basis or for a longer specified period of time to customers.

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

Share-Based Compensation

All share-based expense, including grants of employee stock options, restricted stock awards and restricted stock units, are based on the grant-date fair value of the awards, adjusted for expected forfeitures. The fair value of stock option grants is estimated using the Black-Scholes option pricing model. Use of the valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated based on historical volatility of the Company’s stock. The calculation of the fair value of the options is net of estimated forfeitures. The expected term of options represents the period of time that options granted are expected to be outstanding.

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

The estimated fair value of all awards is recognized as compensation expense over the service period. Accruals of compensation cost for an award with a performance condition is based on the probable outcome of the performance conditions. The cumulative effects of changes in the probability outcomes are recorded in the period in which the changes occur.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies, which are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that any recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

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

The Company’s marketable securities were invested in the following:

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At June 30, 2011:
U.S. Treasury Securities	$54,982	$—	$—	$54,982

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At March 31, 2011:
U.S. Treasury securities	$54,481	$—	$—	$54,481

The Company records these marketable securities at fair value and has classified all of its investments as Level 1 since quoted market prices in active markets are readily available.

Note 4. Inventories

The components of inventories are as follows:

	June 30, 2011	March 31, 2011
	(in $000’s)
Raw materials and supplies	$3,325	$2,784
Work-in-progress	3,944	3,689
Finished goods	1,610	1,032

	$8,879	$7,505

The Company’s inventories relate to its circulatory care product lines, primarily the Impella, AB5000 and BVS 5000. Finished goods and work-in-process inventories consist of direct material, labor and overhead. During each of the three months ended June 30, 2011 and 2010, the Company recorded $0.2 million and $0.6 million, respectively, in write downs of inventory, including excess quantities and obsolete inventory.

From time to time, the Company loans finished goods inventory on a short-term basis to customers for demonstration purposes and this inventory is generally amortized over a one to five year life. The Company had $0.7 million in demo inventory at each of June 30, 2011 and March 31, 2011, respectively. Amortization expense related to demo inventory was $0.1 million for each of the three months ended June 30, 2011 and 2010, respectively.

Note 5. Intangible Assets and Goodwill

The carrying amount of goodwill at June 30, 2011 and March 31, 2011 was $39.8 million and $38.9 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, or Impella. The goodwill activity for the three months ended June 30, 2011 is as follows:

(in $000’s)
Balance at March 31, 2011	38,946
Exchange rate impact	806

Balance at June 30, 2011	$39,752

The components of intangible assets are as follows:

	June 30, 2011			March 31, 2011
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	(in $000’s)			(in $000’s)
Patents	$7,239	$6,379	$860	$7,099	$6,005	$1,094
Trademarks and tradenames	369	323	46	361	299	62
Distribution agreements	704	621	83	690	584	106
Acquired technology	2,433	2,143	290	2,384	2,014	370

	$10,745	$9,466	$1,279	$10,534	$8,902	$1,632

Amortization of intangible assets was $0.4 million for each of the three months ended June 30, 2011 and 2010. The Company’s expected amortization expense will be $1.0 million for the nine months ending March 31, 2012 and $0.3 million for fiscal 2013.

Note 6. Stock-Based Compensation

Total stock-based compensation recognized in the Company’s condensed consolidated statements of operations for the three months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,
	2011	2010
	(in $000’s)
Cost of product revenue	$76	$62
Research and development	500	310
Selling, general and administrative	1,756	999

	$2,332	$1,371

The $2.3 million in stock-based compensation expense for the three months ended June 30, 2011 includes $0.9 million related to stock options and $1.4 million related to restricted stock, restricted stock units and the Company’s Employee Stock Purchase Plan, or ESPP. Stock compensation related to restricted stock and restricted stock units is primarily related to performance share awards, as described in more detail below. The $1.4 million in stock-based compensation expense for the three months ended June 30, 2010 includes $1.0 million related to stock options and $0.4 million related to restricted stock and the Company’s ESPP.

The remaining unrecognized stock-based compensation expense for unvested stock option awards at June 30, 2011 was approximately $5.6 million, net of forfeitures, and the weighted-average time over which this cost will be recognized is 2.4 years.

Stock Option Activity

The following table summarizes the stock option activity for the three months ended June 30, 2011:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at April 1, 2011	5,945	$10.27	6.30
Granted	39	16.83
Exercised	(799)	9.51
Cancelled	(109)	11.59
Expired	(52)	23.51

Outstanding at June 30, 2011	5,024	$11.85	6.46	$31,443

Exercisable at June 30, 2011	3,565	$10.64	5.67	$20,140

The total intrinsic value of options exercised was $5.8 million for the three months ended June 30, 2011. The total fair value of options vested during the three months ended June 30, 2011 was $10.0 million.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The fair value of options granted during the three months ended June 30, 2011 were calculated using the following weighted-average assumptions:

Three Months Ended June 30,
2011
Risk-free interest rate	1.83%
Expected option life (years)	5.30
Expected volatility	51.6%

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

The weighted-average grant-date fair value for options granted during the three months ended June 30, 2011 was $8.39.

Restricted Stock and Restricted Stock Units

In addition to stock option grants, the Company also has the ability to grant restricted stock and restricted stock units. Similar to stock options, these restricted stock and restricted stock unit grants are subject to certain vesting criteria. The following table summarizes the activity as follows:

	Three Months Ended
	June 30, 2011
	Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Restricted stock awards and restricted stock units at April 1, 2011	407	$9.84
Granted	564	18.49
Vested	(134)	10.88
Forfeited	—	—

Restricted stock awards and restricted stock units at June 30, 2011	837	$15.51

The remaining unrecognized compensation expense for restricted stock awards and restricted stock units, including performance based awards, at June 30, 2011 was approximately $10.1 million and the weighted-average time over which this cost will be recognized is 2.7 years.

Performance Based Awards

Included in the restricted stock activity discussed above are certain awards granted in fiscal 2011 and 2012 that contain performance based vesting.

During the three months ended June 30, 2010, 311,000 shares of restricted stock and a performance award for the potential issuance of 45,000 shares of common stock were issued to certain executive officers and members of senior management of the Company, all of which could vest upon achievement of prescribed performance milestones. During the year ended March 31, 2011, the Company determined that it met the prescribed performance targets.

During the three months ended June 30, 2011, the Company determined that it should have been using the graded vesting method instead of the straight-line method to expense stock-based compensation for the performance based awards issued in June 2010. This resulted in additional stock based compensation expense of approximately $0.6 million being recorded during the three months ended June 30, 2011 that should have been recorded during the year ended March 31, 2011. The Company believes that the amount is not material to its March 31, 2011 consolidated financial statements and has therefore recorded the adjustment in the current quarter.

During the three months ended June 30, 2011, performance awards of restricted stock units for the potential issuance of 284,000 shares of common stock were issued to certain executive officers and members of the senior management, all of which could vest upon achievement of prescribed revenue performance milestones. As of June 30, 2011, the Company believes it is probable that it will meet the prescribed performance targets for these awards.

As of June 30, 2011, the Company has recorded $2.2 million in stock-based compensation for shares and options in which the prescribed performance milestones have been achieved or are probable of being achieved. The remaining unrecognized compensation expense related to these shares and options at June 30, 2011 is $5.8 million based on the Company’s current assessment of probability of achieving the performance milestones.

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

As of June 30, 2011, the Company has accumulated a net deferred tax liability in the amount of $4.1 million which is the result of a difference in accounting for the Company’s goodwill which is amortized over 15 years for tax purposes, but not amortized for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

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

Excluded from the calculation of diluted weighted-average shares outstanding are underlying outstanding stock options of approximately 5,024,000 shares and 6,058,000 shares as of June 30, 2011 and 2010, respectively, and unvested shares of restricted stock and restricted stock units of approximately 837,000 shares and 653,000 shares as of June 30, 2011 and 2010, respectively.

Note 9. Commitments and Contingencies

Litigation

From time to time, the Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management presently believes that the outcome of each such proceedings or claims which are pending or known to be threatened, or all of them combined, is not expected to have a material effect on the Company’s financial position, and results of operations or cash flows. At June 30, 2011, the Company did not have any material pending litigation.

Note 10. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2011	March 31, 2011
	(in $000’s)
Salaries and benefits	$5,177	$7,416
Research and development	1,216	3,991
Professional, accounting and audit fees	463	616
Warranty	599	537
Other	1,245	1,518

	$8,700	$14,078

Note 11. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief

Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 61% of the Company’s total consolidated assets are located within the U.S. as of June 30, 2011 and March 31, 2011, respectively. Remaining assets are located in Europe, primarily related to the Company’s Impella production facility, and include goodwill and intangibles of $41.0 million and $40.5 million at June 30, 2011 and March 31, 2011, respectively. Total assets in Europe excluding goodwill and intangibles amounted to 8%, respectively, of total consolidated assets at each of June 30, 2011 and March 31, 2011. For each of the three months ended June 30, 2011 and 2010, international sales accounted for 7% of total product revenue.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Abiomed’s discussion of financial condition and results of operations may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from those anticipated in these forward-looking statements based upon a number of factors, including uncertainties associated with development, testing and related regulatory approvals, anticipated future losses, complex manufacturing, high quality requirements, dependence on limited sources of supply, competition, market acceptance of our new products, technological change, government regulation, future capital needs and uncertainty of additional financing and other risks detailed in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. In particular, we encourage you to review the risks and uncertainties discussed under Item 1A of Part I of our Annual Report on Form 10-K, for the year ended March 31, 2011. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of unanticipated events.

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

Our strategic focus and the driver of the most recent revenue growth in our business is the market penetration of our Impella 2.5 product, which received 510(k) clearance in June 2008 for partial circulatory support for up to six hours. In December 2010, we announced the termination of the Protect II study based on a futility determination at the planned interim analysis regarding the primary end-point, which we view as likely to have resulted from how rotational athorectomy was used in the study. In April 2011, we announced the final results from the Protect II study, including those patients enrolled following the initiation of the interim analysis, which showed a statistically significant 21% reduction in major adverse events compared to the intra aortic balloon at 90 days per protocol. We received 510(k) clearance in April 2009 for our Impella 5.0 and Impella LD devices for circulatory support for up to 6 hours. These devices are larger and provide more blood flow than the Impella 2.5.

Revenues from our other heart recovery products, largely focused on the heart surgery suite, have been lower recently as we have strategically shifted our sales and marketing efforts towards our Impella products and the cath lab. We have from time to time engaged in console placement programs related to our iPulse consoles, in order to encourage utilization of our BVS and AB5000 disposables. We have also developed a portable driver for our AB5000 product which received FDA approval under a post-marketing application, or PMA, supplement in March 2009. This clearance allows the AB5000 portable driver to be used in U.S. hospitals for in hospital and transport use. Our BVS product was launched in 1992 and revenue from this product has been declining as AB5000, our next-generation product for heart recovery, is designed to provide a longer duration of support than the BVS 5000 and, when used with the portable driver, facilitates patient mobility in the hospital. We expect revenue from BVS to continue to decline as our customers transition to AB5000 disposables and the Impella 5.0 and LD products geared for the surgery suite. We expect revenues from our non-Impella business during fiscal 2012 will continue to decrease as we continue to focus on our Impella products. In addition, we do not expect that revenues from sales of our replacement heart product, the AbioCor, will be a material portion of our total revenues for the foreseeable future as our primary strategic focus is centered on heart recovery for acute heart failure patients. We have incurred net losses since our inception, including a net loss of $4.6 million for the three months ended June 30, 2011. We expect to incur additional net losses in the future as we continue to expand our commercial infrastructure and invest in clinical trials and research and development expenses related to our products.

Impella 2.5

The Impella 2.5 catheter is a percutaneous micro heart pump with an integrated motor and sensors. The device is designed primarily for use by interventional cardiologists to support patients in the cath lab who may require assistance to maintain their circulation. The Impella 2.5 device received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, in June 2008 for partial circulatory support for up to six hours, has CE mark approval in Europe for up to five days of use and is approved for use in over 40 countries.

The Impella 2.5 catheter can be quickly inserted via the femoral artery to reach the left ventricle of the heart where it is directly deployed to draw blood out of the ventricle, deliver it to the arterial system and perfuse the heart muscle. This function is intended to reduce ventricular work (resting the heart) and provide flow to vital organs. The Impella 2.5 is introduced with normal interventional cardiology procedures and can pump up to 2.5 liters of blood per minute.

In August 2007, we received approval from the FDA to begin a high-risk percutaneous coronary intervention, or PCI, pivotal clinical trial, known as the Protect II study, for the Impella 2.5. This pivotal study was to determine the safety and effectiveness of the Impella 2.5 as compared to optimal medical management with an intra-aortic balloon, or IAB, during “high-risk” angioplasty procedures. In December 2010, we announced the termination of the Protect II study based on a futility determination at the planned interim analysis regarding the primary end-point, which we view as likely to have resulted from how rotational athorectomy was used in the study. In April 2011, we announced final results from the Protect II study, including those patients enrolled following the initiation of the interim analysis, which showed a statistically significant 21% reduction in major adverse events compared to the IAB at 90 days per protocol.

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

The Impella 5.0 is implanted via a small incision in the femoral artery in the groin and can be quickly inserted via the femoral artery using a guide wire to reach the left ventricle of the heart where it is directly deployed to draw blood out of the ventricle, deliver it to the arterial system and perfuse the heart muscle. This function is intended to reduce ventricular work (resting the heart). The Impella LD is similar to the Impella 5.0 but is implanted directly through an incision in the subclavian vein or through an aortic graft. The Impella 5.0 and Impella LD can pump up to five liters of blood per minute and have been used to treat patients in need of cardiac support resulting from post-cardiotomy cardiogenic shock, myocarditis, low cardiac output after a heart attack, or post-coronary intervention procedures.

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

We have developed a Portable Circulatory Support Driver for both in-hospital and out-of-hospital patients. The Portable Driver is designed to support our AB5000 VAD. We received CE mark approval for our Portable Driver in March 2008. In May 2008, we received conditional approval for the Portable Driver under an IDE to conduct a U.S. patient discharge study at 20 hospitals for 30 patients. In March 2009, we received FDA approval of our PMA supplement for the AB Portable™ Driver. This clearance allows for commercial shipment of the device to U.S. hospitals for in hospital and transport use. Out-of-hospital use is being studied in the U.S. in a U.S. clinical trial, which, when successfully completed, would allow patients to go home while waiting for recovery.

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

Critical Accounting Policies

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

Maintenance and service support contract revenues are included in product revenue and are recognized ratably over the term of the service contracts. In limited instances, we rent console medical devices on a month-to-month basis or for a longer specified period of time to customers for which revenue is recognized as earned.

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

Share-Based Compensation

All share-based expense is estimated using the Black-Scholes option pricing model. Use of a valuation model requires us to make certain assumptions with respect to selected model inputs. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated based on historical volatility of our stock. The calculation of the fair value of the options is net of estimated forfeitures. The expected term of options represents the period of time that options granted are expected to be outstanding. We estimate the average expected life based on historical experience of our option exercises. Forfeitures are estimated based on an analysis of actual option forfeitures, adjusted to the extent historical forfeitures may not be indicative of forfeitures in the future. In addition, an expected dividend yield of zero is used in the option valuation model because we do not pay cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The estimated fair value of all awards is recognized as compensation expense over the service period. Accruals of compensation cost for an award with a performance condition is based on the probable outcome of the performance conditions. The cumulative effects of changes in the probability outcomes are recorded in the period in which the changes occur.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies, which are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues (which includes revenues from products and funded research and development) for the three months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,
	2011	2010
Revenues:
Products	99.3%	98.9%
Funded research and development	0.7	1.1

	100.0	100.0

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	21.5	24.0
Research and development	26.8	30.2
Selling, general and administrative	66.4	71.6
Amortization of intangible assets	1.4	1.7

	116.1	127.5

Loss from operations	(16.1)	(27.5)

Other (expense) income :
Investment income (expense), net	—	(0.1)
Gain on sale of WorldHeart stock	—	1.1
Other (expense) income, net	(0.3)	0.4

	(0.3)	1.4

Loss before provision for income taxes	(16.4)	(26.1)
Provision for income taxes	0.4	1.1

Net loss	(16.8)%	(27.2)%

Three months ended June 30, 2011 compared with the three months ended June 30, 2010

Revenues

Our revenues are comprised of the following:

	Three Months Ended June 30,
	2011	2010
	(in $000's)
Impella products	$22,192	$16,745
Other products	3,424	3,879
Service	1,550	1,137

Total product and service revenues	$27,166	$21,761
Funded research and development	189	241

Total revenues	$27,355	$22,002

Impella revenue encompasses Impella 2.5, Impella 5.0, and Impella LD product sales. Other revenue includes AB5000, BVS5000 and cannulae product sales. Service revenue represents revenue earned on service contracts and maintenance calls.

Total revenues for the three months ended June 30, 2011 increased by $5.4 million, or 25%, to $27.4 million from $22.0 million for the three months ended June 30, 2010. The increase in total revenue was primarily due to higher Impella orders due to greater demand in the U.S.

Impella revenues for the three months ended June 30, 2011 increased by $5.5 million, or 33% to $22.2 million from $16.7 million for the three months ended June 30, 2010. Most of our Impella revenue was from disposable product sales of Impella in the U.S., as we focus on increasing utilization of these products through continued sales force and physician training.

Other product revenues for the three months ended June 30, 2011 decreased by $0.5 million, or 13%, to $3.4 million from $3.9 million for the three months ended June 30, 2010. The decrease in other revenue was due to a decline in BVS and AB5000 disposable revenue as well as a decrease in console revenue supporting these product lines. We expect that BVS and AB5000 revenue will continue to decline in fiscal 2012 as we focus our sales efforts in the surgical suite on Impella 5.0 and LD.

Service revenue for the three months ended June 30, 2011 increased by $0.5 million, or 45%, to $1.6 million from $1.1 million for the three months ended June 30, 2010. The increase in service revenue was primarily due to an increase in service contracts in support of maintenance of consoles at customers.

Cost of Product Revenues

Cost of product revenues for the three months ended June 30, 2011 and 2010, respectively, was $5.9 million and $5.3 million. Gross margin was 78.5% for the three months ended June 30, 2011 compared to 76.0% for the three months ended June 30, 2010. The increase in gross margin was primarily due to a larger portion of revenues from disposable products, improved manufacturing production and lower writedowns on inventory.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2011 increased by $0.6 million, or 9%, to $7.3 million from $6.7 million for the three months ended June 30, 2010, primarily due to increased project spending on new product development. Research and development expenses for the three months ended June 30, 2011 and 2010 included $2.5 million in each quarter , in clinical trial expenses primarily associated with our Impella 2.5 U.S. trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2011 increased by $2.4 million, or 15%, to $18.2 million from $15.8 million for the three months ended June 30, 2010. The increase in selling, general and administrative expenses was due to increased field headcount as we concentrate our marketing focus on commercial efforts in the U.S. and an increase in stock-based compensation expense due in part to changes made in assumptions during the quarter regarding how expense is recognized over the service period for performance-based awards.

We expect to increase our expenditures on sales and marketing activities in fiscal 2012, with particular investments in clinical personnel with cath lab expertise. We also plan to increase our marketing, service, and training investments to support the efforts of the sales and field clinical teams to drive recovery awareness for acute heart failure patients.

Amortization of Intangibles

Amortization of intangible assets was $0.4 million for each of the three months ended June 30, 2011 and 2010. Amortization expense primarily is related specifically to intangible assets acquired in the Impella acquisition.

Gain on Sale of WorldHeart Stock

During the three months ended June 30, 2010, we sold 100,000 shares of WorldHeart common stock, which resulted in a gain of $0.2 million. At June 30, 2011, we have no remaining shares of WorldHeart common stock.

Provision for Income Taxes

We recorded an income tax provision of $0.1 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively. The income tax provision is due to deferred tax related to our goodwill, which is amortizable over 15 years for tax purposes but not amortized for book purposes. The net deferred tax liability cannot be offset against our deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

Net Loss

During the three months ended June 30, 2011, we incurred a net loss of $4.6 million, or $0.12 per share, compared to a net loss of $6.0 million, or $0.16 per share, for the three months ended June 30, 2010. The decrease in the net loss was due to increased Impella sales due to greater demand in the U.S.

Liquidity and Capital Resources

At June 30, 2011, our cash, cash equivalents, and short-term marketable securities totaled $59.1 million, a decrease of $1.2 million compared to $60.3 million at March 31, 2011. We believe that our revenue from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months, exclusive of activities involving any future acquisitions of products or companies that complement or augment our existing line of products.

Marketable securities at June 30, 2011 consist of $55.0 million held in funds that invest solely in U.S. Treasury securities. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets. We continue to monitor our cash position closely and currently only invest excess cash in short term U.S. treasury securities.

We will continue to closely monitor our liquidity and the overall health of the credit markets. However, we cannot predict with any certainty the impact on us of any further disruption in the credit environment. Our primary liquidity needs are to fund the expansion of our commercial infrastructure in the U.S., increase our Impella manufacturing capacity, fund new product development and provide for general working capital needs. Through June 30, 2011, we have funded our operations principally from product sales and through the sale of equity securities, including our August 2008 stock offering in which we received proceeds of $42.0 million. We also generate cash through funded research and development revenue.

Our operating activities during the three months ended June 30, 2011 used cash of $8.6 million as compared to $2.6 million during the same period in the prior year. Our net loss for the three months ended June 30, 2011 of $4.6 million contributed to our cash used for operations. Also contributing to our cash used for operations was a $1.6 million increase in inventory, a $0.3 million decrease in deferred revenue, and a $6.8 million decrease in accounts payable and accrued expenses primarily due to the payment of annual employee bonuses in the first quarter and payments related to the closeout of the Protect II study. These decreases in cash were partially offset by a $0.8 million increase in accounts receivable due to higher customer billings as well as non-cash adjustments of $2.3 million related to stock-based compensation expense and $1.0 million of depreciation and amortization.

Our investing activities during the three months ended June 30, 2011 used cash of $1.0 million as compared to a generation of cash of $2.4 million during the same period in the prior year. Cash used by investment activities for the three months ended June 30, 2011 consisted primarily of $0.5 million of purchases of short-term marketable securities, net of proceeds, during the period. We also incurred $0.5 million of cash expenditures for property and equipment primarily for the purchase of manufacturing equipment and computer software.

Our financing activities during each of the three months ended June 30, 2011 and 2010 provided cash of $7.6 million and $0.1 million, respectively. Cash provided by financing activities during the three months ended June 30, 2011 were attributable to the exercise of stock options.

Capital expenditures for fiscal 2012 are estimated to be $2.5 to $4.0 million, which relate primarily to our planned manufacturing capacity increases for Impella and software development projects.

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

Primary Market Risk Exposures

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our cash and marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2011, we believe the decline in fair market value of our investment portfolio would be immaterial. Marketable securities at June 30, 2011 consist of $55.0 million in five funds that invest in U.S. Treasury securities and related interest.

Currency Exchange Rates

Our foreign subsidiaries’ primary functional currency is the Euro. Therefore, our investment in our foreign subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of stockholders’ equity. Had a 10% depreciation in foreign currencies occurred relative to the U.S. dollar as of June 30, 2011, the result would have been a reduction of stockholders’ equity of approximately $4.2 million.

Fair Value of Financial Instruments

At June 30, 2011, our financial instruments consist primarily of cash and cash equivalents, short-term marketable securities, accounts receivable, and accounts payable. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2011, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the first quarter of our fiscal year ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2011, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report, the only material change to the risk factors described in our Annual Report on Form 10-K is to replace the similarly titled risk factor in the annual report with the risk factor set forth below.

If the FDA or another regulatory agency determines that we have promoted off-label use of our products, we may be subject to various penalties, including civil or criminal penalties.

The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. If the FDA or another regulatory agency determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In June 2011, we received a warning letter from the FDA stating that some of our promotional materials marketed the Impella 2.5 for uses that had not been approved by the FDA. We have cooperated with the FDA in addressing its concerns and believe that we have resolved the matter without any penalties. Although we believe that this issue has been resolved, if similar matters come up in the future, we may not be able to resolve them without facing significant consequences. Such matters could result in reduced demand for our products and would have a material adverse effect on our operations and prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

10.1	Form of Performance Share Award Agreement (Performance and Time Based RSU).*	X

10.2	Form of Performance Share Award Agreement (Time Based RSU).*	X

11.1	Statement regarding computation of Per Share Earnings (see Note 11, Notes to Consolidated Financial Statements).	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

101	The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011; (ii) Consolidated Statements of Operations for the three months ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and June 30, 2010; and (iv) Notes to Consolidated Financial Statements.**	X

*	Management contract or compensatory plan.
**	The information contained in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and regardless of any general incorporation language in such filing, except as expressly set forth by specific reference in such filing.

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Abiomed, Inc.

Date: August 5, 2011	/S/ ROBERT L. BOWEN
Robert L. Bowen
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)