Form 10-Q
period 2011-09-30
ABIOMED INC
filed 2011-11-07
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 38,566,362 shares outstanding of the registrant’s Common Stock, $.01 par value.

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

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2011	March 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,338	$5,831
Short-term marketable securities	55,482	54,481
Accounts receivable, net	15,490	15,376
Inventories	9,211	7,505
Prepaid expenses and other current assets	1,407	1,544

Total current assets	86,928	84,737
Property and equipment, net	6,273	6,273
Intangible assets, net	847	1,632
Goodwill	37,562	38,946

Total assets	$131,610	$131,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,457	$6,283
Accrued expenses	9,158	14,078
Deferred revenue	1,819	1,982

Total current liabilities	15,434	22,343
Long-term deferred tax liability	4,332	4,010
Other long-term liabilities	445	492

Total liabilities	20,211	26,845

Commitments and contingencies (Note 9)

Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	386	377
Authorized - 100,000,000 shares; Issued - 38,611,276 shares at September 30, 2011 and 37,756,719 shares at March 31, 2011;
Outstanding - 38,560,322 shares at September 30, 2011 and 37,705,765 shares at March 31, 2011
Additional paid-in-capital	391,432	379,218
Accumulated deficit	(278,763)	(274,770)
Treasury stock at cost - 50,954 shares at September 30, 2011 and March 31, 2011	(827)	(827)
Accumulated other comprehensive (loss) income	(829)	745

Total stockholders’ equity	111,399	104,743

Total liabilities and stockholders’ equity	$131,610	$131,588

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Product	$29,151	$23,058	$56,317	$44,819
Funded research and development	327	318	516	559

Total Revenue	29,478	23,376	56,833	45,378

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	5,551	5,408	11,442	10,692
Research and development	6,459	6,589	13,783	13,242
Selling, general and administrative	16,323	14,054	34,499	29,807
Amortization of intangible assets	379	372	764	739

	28,712	26,423	60,488	54,480

Income (loss) from operations	766	(3,047)	(3,655)	(9,102)

Other income and expense:
Investment (expense) income, net	(6)	(1)	(2)	(3)
Gain on sale of WorldHeart stock	—	217	—	456
Other income (expense), net	66	(128)	(15)	(47)

	60	88	(17)	406

Income (loss) before provision for income taxes	826	(2,959)	(3,672)	(8,696)
Provision for income taxes	225	242	321	485

Net income (loss)	$601	$(3,201)	$(3,993)	$(9,181)

Basic net income (loss) per share	$0.02	$(0.09)	$(0.10)	$(0.25)
Basic weighted average shares outstanding	38,256	37,156	38,081	37,121

Diluted net income (loss) per share	$0.02	$(0.09)	$(0.10)	$(0.25)
Diluted weighted average shares outstanding	39,366	37,156	38,081	37,121

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended September 30,
	2011	2010
Operating activities:
Net loss	$(3,993)	$(9,181)
Adjustments required to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,125	2,104
Bad debt expense	65	127
Stock-based compensation	4,131	2,746
Write-down of inventory	376	1,364
Loss on disposal of fixed assets	29	5
Deferred tax provision	321	485
Gain on sale of WorldHeart common stock	—	(456)
Changes in assets and liabilities source (use):
Accounts receivable	(235)	(1,582)
Inventories	(2,562)	451
Prepaid expenses and other current assets	114	467
Accounts payable	(1,854)	8
Accrued expenses and other long-term liabilities	(4,649)	(1,211)
Deferred revenue	(158)	238

Net cash used in operating activities	(6,290)	(4,435)
Investing activities:
Purchases of short-term marketable securities	(8,001)	(1,502)
Proceeds from the sale and maturity of short-term marketable securities	7,000	5,000
Proceeds from the sale of WorldHeart common stock	—	456
Expenditures for property and equipment	(1,137)	(591)

Net cash (used in) provided by investing activities	(2,138)	3,363
Financing activities:
Proceeds from the exercise of stock options	7,800	343
Proceeds from the issuance of stock under the employee stock purchase plan	197	153

Net cash provided by financing activities	7,997	496
Effect of exchange rate changes on cash	(62)	(61)

Net decrease in cash and cash equivalents	(493)	(637)
Cash and cash equivalents at beginning of period	5,831	4,788

Cash and cash equivalents at end of period	$5,338	$4,151

Supplemental disclosures:
Fixed asset additions included in accounts payable	$44	$18

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

There have been no changes in the Company’s significant accounting policies for the three and six months ended September 30, 2011 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Note 2. New Accounting Pronouncements

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

The Company’s marketable securities were invested in the following:

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At September 30, 2011:
U.S. Treasury securities	$55,482	$—	$—	$55,482

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At March 31, 2011:
U.S. Treasury securities	$54,481	$—	$—	$54,481

The Company records these marketable securities at fair value and has classified all of its investments as Level 1 since quoted market prices in active markets are readily available.

Note 4. Inventories

The components of inventories are as follows:

	September 30, 2011	March 31, 2011
	(in $000’s)
Raw materials and supplies	$3,742	$2,784
Work-in-progress	3,699	3,689
Finished goods	1,770	1,032

	$9,211	$7,505

The Company’s inventories relate to its circulatory care product lines, primarily the Impella, AB5000 and BVS 5000. Finished goods and work-in-process inventories consist of direct material, labor and overhead. During the six months ended September 30, 2011 and 2010, the Company recorded $0.4 million and $1.4 million, respectively, in write downs of inventory, including excess quantities and obsolete inventory.

From time to time, the Company loans finished goods inventory on a short-term basis to customers for demonstration purposes and this inventory is generally amortized over a one to five year life. The Company had $0.6 million and $0.7 million in demo inventory at September 30, 2011 and March 31, 2011, respectively. Amortization expense related to demo inventory was $0.2 million and $0.3 million for the three months ending September 30, 2011 and 2010, respectively. Amortization expense related to demo inventory was $0.3 million and $0.4 million for the six months ended September 30, 2011 and 2010, respectively.

Note 5. Intangible Assets and Goodwill

The carrying amount of goodwill at September 30, 2011 and March 31, 2011 was $37.6 million and $38.9 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, or Impella. The goodwill activity for the six months ended September 30, 2011 is as follows:

(in $000’s)
Balance at April 1, 2011	$38,946
Exchange rate impact	(1,384)

Balance at September 30, 2011	$37,562

The components of intangible assets are as follows:

	September 30, 2011			March 31, 2011
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
	(in $000’s)			(in $000’s)
Patents	$6,858	$6,289	$569	$7,099	$6,005	$1,094
Trademarks and tradenames	349	319	30	361	299	62
Distribution agreements	666	610	56	690	584	106
Acquired technology	2,299	2,107	192	2,384	2,014	370

	$10,172	$9,325	$847	$10,534	$8,902	$1,632

Amortization of intangible assets was $0.4 million for each of the three months ended September 30, 2011 and 2010. Amortization of intangible assets was $0.8 million and $0.7 million for the six months ended September 30, 2011 and 2010, respectively. The Company’s expected amortization expense will be $0.7 million for the six months ending March 31, 2012 and $0.1 million for the year ending March 31, 2013.

Note 6. Stock-Based Compensation

Total stock-based compensation recognized in the Company’s condensed consolidated statements of operations for the three and six months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(in $000’s)		(in $000’s)
Cost of product revenue	$73	$50	$149	$112
Research and development	372	226	872	536
Selling, general and administrative	1,354	1,099	3,110	2,098

	$1,799	$1,375	$4,131	$2,746

The remaining unrecognized stock-based compensation expense for unvested stock option awards at September 30, 2011 was approximately $3.8 million, net of forfeitures, and the weighted-average time over which this cost will be recognized is 2.2 years.

Stock Option Activity

The following table summarizes the stock option activity for the six months ended September 30, 2011:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2011	5,945	$10.27	6.30
Granted	44	16.29
Exercised	(829)	9.41
Cancelled	(121)	8.86
Expired	(95)	21.22

Outstanding at September 30, 2011	4,944	$11.86	6.20	$9,824

Exercisable at September 30, 2011	3,596	$10.57	5.49	$6,024

The total intrinsic value of options exercised was $6.0 million for the six months ended September 30, 2011. The total fair value of options vested during the six months ended September 30, 2011 was $11.2 million.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The fair value of options granted during the three and six months ended September 30, 2011 were calculated using the following weighted-average assumptions:

	Three Months Ended September 30, 2011	Six Months Ended September 30, 2011
Risk-free interest rate	0.94%	1.72%
Expected option life (years)	5.21	5.29
Expected volatility	53.1%	51.8%

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

The weighted-average grant-date fair value for options granted during the three and six months ended September 30, 2011 was $5.68 and $7.72, respectively.

Restricted Stock and Restricted Stock Units

In addition to stock option grants, the Company also has the ability to grant restricted stock and restricted stock units. Similar to stock options, these restricted stock and restricted stock unit grants are subject to certain vesting criteria. The following table summarizes the activity:

	Six Months Ended
	September 30, 2011
	Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Restricted stock awards and restricted stock units at April 1, 2011	407	$9.84
Granted	596	17.70
Vested	(134)	10.88
Forfeited	—	—

Restricted stock awards and restricted stock units at September 30, 2011	869	$15.07

The remaining unrecognized compensation expense for restricted stock awards and restricted stock units, including performance based awards, at September 30, 2011 was approximately $8.9 million and the weighted-average time over which this cost will be recognized is 2.5 years.

Performance Based Awards

Included in the restricted stock activity discussed above are certain awards granted in fiscal 2011 and 2012 that contain performance based vesting.

During the three months ended June 30, 2010, 311,000 shares of performance – based restricted stock and a performance award for the potential issuance of 45,000 shares of common stock were issued to certain executive officers and members of senior management of the Company, all of which could vest upon achievement of prescribed performance milestones. During the year ended March 31, 2011, the Company determined that the prescribed performance targets were met.

During the three months ended June 30, 2011, the Company determined that it should have been using the graded vesting method instead of the straight-line method to expense stock-based compensation for the performance based awards issued in June 2010. This resulted in additional stock based compensation expense of approximately $0.6 million being recorded during the three months ended June 30, 2011 that should have been recorded during the year ended March 31, 2011. The Company believes that the amount is not material to its March 31, 2011 consolidated financial statements and has therefore recorded the adjustment in the quarter ended June 30, 2011.

During the three months ended June 30, 2011, performance awards of restricted stock units for the potential issuance of 284,000 shares of common stock were issued to certain executive officers and members of the senior management, all of which could vest upon achievement of prescribed revenue performance milestones. As of September 30, 2011, the Company believes it is probable that the prescribed performance targets will be met for these awards.

As of September 30, 2011, the Company has recorded $2.8 million in stock-based compensation for shares in which the prescribed performance milestones have been achieved or are probable of being achieved. The remaining unrecognized compensation expense related to these restricted shares at September 30, 2011 is $5.0 million based on the Company’s current assessment of probability of achieving the performance milestones.

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

As of September 30, 2011, the Company has accumulated a net deferred tax liability in the amount of $4.3 million which is the result of a difference in accounting for the Company’s goodwill which is amortized over 15 years for tax purposes, but not amortized for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

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

Note 8. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities include stock options, restricted stock, restricted stock units, performance stock and shares to be purchased under the employee stock purchase plan. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported basic and dilutive loss per share is the same.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$601	(3,201)	$(3,993)	$(9,181)
Weighted average shares used in computing basic net income per share	38,256	37,156	38,081	37,121

Net income (loss) per share—basic	$0.02	(0.09)	$(0.10)	$(0.25)

Net income (loss)	$601	(3,201)	$(3,993)	(9,181)
Weighted average shares uses in computing basic net income per share	38,256	37,156	38,081	$37,121
Effect of dilutive securities	1,110	—	—	—
Weighted average shares uses in computing diluted net income per share	39,366	37,156	38,081	37,121

Net income (loss) per share—diluted	$0.02	(0.09)	$(0.10)	$(0.25)

The calculation of diluted net income per share for the three months ended September 30, 2011 does not include securities totaling 1,656,241 because inclusion would have an antidilutive effect on net income per share. Excluded from the calculation of diluted weighted-average shares outstanding for the three months ending September 30, 2010 are underlying stock options of approximately 6,028,000 and unvested shares of restricted stock of approximately 653,000. Excluded from the calculation of diluted weighted-average shares outstanding for the six months ending September 30, 2011 and 2010 are underlying stock options of approximately 4,944,000 and 6,028,000 shares, respectively, and unvested shares of restricted stock and restricted stock units of approximately 869,000 shares and 653,000 shares, respectively.

Note 9. Commitments and Contingencies

Litigation

From time to time, the Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management presently believes that the outcome of each such proceedings or claims which are pending or known to be threatened, or all of them combined, is not expected to have a material effect on the Company’s financial position, and results of operations or cash flows. At September 30, 2011, the Company did not have any material pending litigation.

Note 10. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2011	March 31, 2011
	(in $000’s)
Salaries and benefits	$5,839	$7,416
Research and development	1,178	3,991
Professional, accounting and audit fees	404	616
Warranty	660	537
Other	1,077	1,518

	$9,158	$14,078

Note 11. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 62% and 61% of the Company’s total consolidated assets are located within the U.S. as of September 30, 2011 and March 31, 2011, respectively. Remaining assets are located in Europe, primarily related to the Company’s Impella production facility, and include goodwill and intangibles of $38.4 million and $40.5 million at September 30, 2011 and March 31, 2011, respectively. Total assets in Europe excluding goodwill and intangibles amounted to 9% and 8%, respectively, of total consolidated assets at each of September 30, 2011 and March 31, 2011. For each of the three and six months ended September 30, 2011 and 2010, international sales accounted for 7% of total product revenue.

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

Revenues from our other heart recovery products, largely focused on the heart surgery suite, have been lower recently as we have strategically shifted our sales and marketing efforts towards our Impella products and the cath lab. We expect revenues during fiscal 2012 from our non-Impella business, including BVS and AB5000, will continue to decrease as we continue to focus on our Impella products. In addition, we do not expect that revenues from sales of our replacement heart product, the AbioCor, will be a material portion of our total revenues for the foreseeable future as our primary strategic focus is centered on heart recovery for acute heart failure patients. We have incurred net losses since our inception, including a net loss of $4.0 million for the six months ended September 30, 2011. Although we recorded net income of $0.6 million for the three months ended September 30, 2011, we may incur additional losses in the future as we continue to expand our commercial infrastructure and invest in research and development related to our products.

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

The Impella 2.5 catheter can be quickly inserted via the femoral artery to reach the left ventricle of the heart where it is directly deployed to draw blood out of the ventricle, deliver it to the arterial system and perfuse the heart muscle. This function is intended to reduce ventricular work, which allows the heart to rest, while providing flow of blood to vital organs. The Impella 2.5 is introduced with normal interventional cardiology procedures and can pump up to 2.5 liters of blood per minute.

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

In addition to the FDA approved studies for Impella 2.5, we are also conducting USpella, the first U.S. multicenter observational registry collecting clinical data and outcomes for patients supported with Impella 2.5 during elective, urgent and emergent procedures. We have invited 62 hospitals in the U.S. and Canada to participate in the USpella registry.

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

AbioCor

Our AbioCor Implantable Replacement Heart is the first completely self-contained artificial heart. Designed to sustain the body’s circulation, the AbioCor is intended for end-stage biventricular heart failure patients whose other treatment options have been exhausted. Patients with advanced age, impaired organ function or cancer are generally ineligible for a heart transplant and are potential candidates to receive the AbioCor implantable heart. Once implanted, the AbioCor system does not penetrate the skin, reducing the chance of infection. This technology provides patients with mobility and remote diagnostics. The use of AbioCor is limited to normal to larger sized male patients and the product has a life expectancy of 18-24 months.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three and six months ended September 30, 2011, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues (which includes revenues from products and funded research and development) for the three and six months ended September 30, 2011 and 2010, respectively:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Product	98.9%	98.6%	99.1%	98.8%
Funded research and development	1.1	1.4	0.9	1.2

	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	18.8	23.1	20.1	23.6
Research and development	21.9	28.2	24.3	29.2
Selling, general and administrative	55.4	60.1	60.7	65.7
Amortization of intangible assets	1.3	1.6	1.3	1.6

	97.4	113.0	106.4	120.1

Income (loss) from operations	2.6	(13.0)	(6.4)	(20.1)

Other income and expense:
Gain on Sale of Worldheart stock	—	0.9	—	1.0
Other income (expense), net	0.2	(0.5)	(0.1)	(0.1)

	0.2	0.4	(0.1)	0.9

Income (loss) before provision for income taxes	2.8	(12.6)	(6.5)	(19.2)
Provision for income taxes	0.8	1.0	0.5	1.1

Net income (loss)	2.0%	(13.6)%	(7.0)%	(20.3)%

Three and six months ended September 30, 2011 compared with the three and six months ended September 30, 2010

Revenues

Our revenues are comprised of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in $000’s)		(in $000’s)
Impella product revenue	$24,802	$17,679	$46,994	$34,424
Other product revenue	2,511	3,978	5,935	7,857
Service and other revenue	1,838	1,401	3,388	2,538

Total product and service revenues	29,151	23,058	56,317	44,819
Funded research and development	327	318	516	559

Total revenues	$29,478	$23,376	$56,833	$45,378

Impella product revenue encompasses Impella 2.5, Impella 5.0, and Impella LD product sales. Other product revenue includes AB5000, BVS5000 and cannulae product sales. Service and other revenue represents revenue earned on service contracts and maintenance calls.

Total revenues for the three months ended September 30, 2011 increased by $6.1 million, or 26%, to $29.5 million from $23.4 million for the three months ended September 30, 2010. The increase in total revenue was primarily due to higher Impella orders due to greater demand in the U.S. Total revenues for the six months ended September 30, 2011 increased by $11.4 million, or 25%, to $56.8 million from $45.4 million for the six months ended September 30, 2010. The increase in total revenue was primarily due to higher Impella orders due to greater demand in the U.S.

Impella product revenues for the three months ended September 30, 2011 increased by $7.1 million, or 40% to $24.8 million from $17.7 million for the three months ended September 30, 2010. Impella revenues for the six months ended September 30, 2011 increased by $12.6 million, or 37% to $47.0 million from $34.4 million for the six months ended September 30, 2010. Most of our Impella revenue was from disposable product sales of Impella in the U.S., as we focus on increasing utilization of these products through continued investment in our sales force and physician training.

Other product revenues for the three months ended September 30, 2011 decreased by $1.5 million, or 38%, to $2.5 million from $4.0 million for the three months ended September 30, 2010. Other product revenues for the six months ended September 30, 2011 decreased by $2.0 million, or 25%, to $5.9 million from $7.9 million for the six months ended September 30, 2010. The decrease in other revenue was due to a decline in BVS and AB5000 disposable sales. We expect that BVS and AB5000 revenue will continue to decline in fiscal 2012 as we focus our sales efforts in the surgical suite on Impella 5.0 and LD.

Service and other revenue for the three months ended September 30, 2011 increased by $0.4 million, or 28%, to $1.8 million from $1.4 million for the three months ended September 30, 2010. Service revenue for the six months ended September 30, 2011 increased by $0.9 million, or 36%, to $3.4 million from $2.5 million for the six months ended September 30, 2010. The increase in service revenue was primarily due to an increase in service contracts, primarily for Impella consoles.

Cost of Product Revenues

Cost of product revenues for the three months ended September 30, 2011 and 2010, respectively, was $5.6 million and $5.4 million. Gross margin was 81% for the three months ended September 30, 2011 compared to 77% for the three months ended September 30, 2010. The increase in gross margin was primarily due to a larger portion of revenues from disposable products, improved manufacturing production and lower writedowns on inventory.

Cost of product revenues for the six months ended September 30, 2011 and 2010, respectively, was $11.4 million and $10.7 million. Gross margin was 80% for the six months ended September 30, 2011 compared to 76% for the six months ended September 30, 2010. The increase in gross margin was primarily due to a larger portion of revenues from disposable products, improved manufacturing production and lower writedowns on inventory.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2011 decreased by $0.1 million, or 2%, to $6.5 million from $6.6 million for the three months ended September 30, 2010, primarily due to a decrease in clinical trial expenditures primarily associated with our Impella 2.5 U.S. trials, partially offset by an increase in spending on product development. Research and development expenses for the three months ended September 30, 2011 and 2010 included $1.2 million and $2.4 million, respectively, in clinical trial costs primarily associated with our Impella 2.5 U.S. trials.

Research and development expenses for the six months ended September 30, 2011 increased by $0.6 million, or 5%, to $13.8 million from $13.2 million for the six months ended September 30, 2010, primarily due to increased project spending on new product development. Research and development expenses for the six months ended September 30, 2011 and 2010 included $3.7 million and $5.0 million, respectively, in clinical trial expenses primarily associated with our Impella 2.5 U.S. trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 increased by $2.2 million, or 16%, to $16.3 million from $14.1 million for the three months ended September 30, 2010.

Selling, general and administrative expenses for the six months ended September 30, 2011 increased by $4.7 million, or 16%, to $34.5 million from $29.8 million for the six months ended September 30, 2010. The increase in selling, general and administrative expenses was due to increased field headcount as we concentrate our marketing focus on commercial efforts in the U.S. and an increase in stock-based compensation expense due in part to changes made in assumptions during the first quarter regarding how expense is recognized over the service period for performance-based awards.

We expect to increase our expenditures on sales and marketing activities in fiscal 2012, with particular investments in clinical personnel with cath lab expertise. We also plan to increase our marketing, service, and training investments to support the efforts of the sales and field clinical teams to drive recovery awareness for acute heart failure patients.

Amortization of Intangibles

Amortization of intangible assets was $0.4 million for each of the three months ended September 30, 2011 and 2010, and $0.8 million and $0.7 million, respectively, for the six months ending September 30, 2011 and 2010. Amortization expense primarily is related specifically to intangible assets acquired in the Impella acquisition.

Gain on Sale of WorldHeart Stock

During the six months ended September 30, 2010, we sold 188,170 shares of WorldHeart common stock, which resulted in a gain of $0.5 million. At September 30, 2011, we have no remaining shares of WorldHeart common stock.

Provision for Income Taxes

We recorded an income tax provision of $0.2 million for each of the three months ended September 30, 2011 and 2010. During the six months ended September 30, 2011 and 2010, we recorded an income tax provision of $0.3 million and $0.5 million, respectively. The income tax provision is due to deferred tax related to our goodwill, which is amortizable over 15 years for tax purposes but not amortized for book purposes. The net deferred tax liability cannot be offset against our deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

Net Income (Loss)

During the three months ended September 30, 2011, we recorded net income of $0.6 million, or $0.02 per basic and diluted share, compared to a net loss of $3.2 million, or $0.09 per basic and diluted share, for the three months ended September 30, 2010. The increase in profitability was due to increased Impella sales due to greater demand in the U.S.

During the six months ended September 30, 2011, we incurred a net loss of $4.0 million, or $0.10 per share, compared to a net loss of $9.2 million, or $0.25 per basic and diluted share, for the six months ended September 30, 2010. The decrease in net loss was due to increased Impella sales due to greater demand in the U.S.

Liquidity and Capital Resources

At September 30, 2011, our cash, cash equivalents, and short-term marketable securities totaled $60.8 million, an increase of $0.5 million compared to $60.3 million at March 31, 2011. We believe that our revenue from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months, exclusive of activities involving any future acquisitions of products or companies that complement or augment our existing line of products.

Marketable securities at September 30, 2011 consist of $55.5 million held in funds that invest solely in U.S. Treasury securities. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets. We continue to monitor our cash position closely and currently only invest excess cash in short term U.S. treasury securities.

We will continue to closely monitor our liquidity and the overall health of the credit markets. However, we cannot predict with any certainty the impact on us of any further disruption in the credit environment. Our primary liquidity needs are to fund the expansion of our commercial infrastructure in the U.S., increase our Impella manufacturing capacity, fund new product development and provide for general working capital needs. Through September 30, 2011, we have funded our operations principally from product sales and through the sale of equity securities, including our August 2008 stock offering in which we received proceeds of $42.0 million. We also generate cash through funded research and development revenue.

Our operating activities during the six months ended September 30, 2011 used cash of $6.3 million as compared to $4.4 million during the same period in the prior year. Contributing to our cash used for operations was a $4.0 million net loss for the six months ended September 30, 2011, a $2.6 million increase in inventory, a $0.2 million decrease in deferred revenue, and a $6.5 million decrease in accounts payable and accrued expenses primarily due to the payment of annual employee bonuses in the first quarter and payments related to the closeout of the Protect II study. These decreases in cash were partially offset by non-cash adjustments of $4.1 million related to stock-based compensation expense and $2.1 million of depreciation and amortization.

Our investing activities during the six months ended September 30, 2011 used cash of $2.1 million as compared to a generation of cash of $3.4 million during the same period in the prior year. Cash used by investment activities for the six months ended September 30, 2011 consisted primarily of $1.0 million of purchases of short-term marketable securities, net of proceeds, during the period. We also incurred $1.1 million of cash expenditures for property and equipment primarily for the purchase of manufacturing equipment and computer software.

Our financing activities during each of the six months ended September 30, 2011 and 2010 provided cash of $8.0 million and $0.5 million, respectively. Cash provided by financing activities during the six months ended September 30, 2011 was primarily attributable to the exercise of stock options.

Capital expenditures for fiscal 2012 are estimated to be $2.5 to $3.5 million, which relate primarily to our planned manufacturing capacity increases for Impella and software development projects.

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

Primary Market Risk Exposures

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our cash and marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2011, we believe the decline in fair market value of our investment portfolio would be immaterial. Marketable securities at September 30, 2011 consist of $55.5 million in five funds that invest in U.S. Treasury securities and related interest.

Currency Exchange Rates

Our foreign subsidiaries’ primary functional currency is the Euro. Therefore, our investment in our foreign subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of stockholders’ equity. Had a 10% depreciation in foreign currencies occurred relative to the U.S. dollar as of September 30, 2011, the result would have been a reduction of stockholders’ equity of approximately $4.1 million.

Fair Value of Financial Instruments

At September 30, 2011, our financial instruments consist primarily of cash and cash equivalents, short-term marketable securities, accounts receivable, and accounts payable. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2011, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the second quarter of our fiscal year ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

11.1	Statement regarding computation of Per Share Earnings (see Note 8, Notes to Consolidated Financial Statements).	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

101	The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011; (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2011 and September 30, 2010; (iii) Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and September 30, 2010; and (iv) Notes to Consolidated Financial Statements.**	X

**	The information contained in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and regardless of any general incorporation language in such filing, except as expressly set forth by specific reference in such filing.

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Abiomed, Inc.

Date: November 7, 2011	/S/ ROBERT L. BOWEN
Robert L. Bowen
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)