Form 10-Q
period 2011-12-31
ABIOMED INC
filed 2012-02-08
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of January 31, 2012, there were 38,994,067 shares outstanding of the registrant’s Common Stock, $.01 par value.

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

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	March 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,092	$5,831
Short-term marketable securities	64,482	54,481
Accounts receivable, net	17,303	15,376
Inventories	9,688	7,505
Prepaid expenses and other current assets	1,417	1,544

Total current assets	97,982	84,737
Property and equipment, net	6,413	6,273
Intangible assets, net	459	1,632
Goodwill	35,772	38,946

Total assets	$140,626	$131,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,206	$6,283
Accrued expenses	10,768	14,078
Deferred revenue	1,886	1,982

Total current liabilities	17,860	22,343
Long-term deferred tax liability	4,565	4,010
Other long-term liabilities	423	492

Total liabilities	22,848	26,845

Commitments and contingencies (Note 9)

Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	390	377
Authorized - 100,000,000 shares; Issued - 39,023,921 shares at December 31, 2011 and 37,756,719 shares at March 31, 2011;
Outstanding - 38,972,967 shares at December 31, 2011 and 37,705,765 shares at March 31, 2011
Additional paid-in-capital	397,093	379,218
Accumulated deficit	(275,842)	(274,770)
Treasury stock at cost - 50,954 shares	(827)	(827)
Accumulated other comprehensive (loss) income	(3,036)	745

Total stockholders’ equity	117,778	104,743

Total liabilities and stockholders’ equity	$140,626	$131,588

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Revenue:
Product	$31,732	$26,915	$88,049	$71,734
Funded research and development	466	329	982	888

Total Revenue	32,198	27,244	89,031	72,622

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	6,279	5,437	17,721	16,129
Research and development	6,140	6,592	19,923	19,834
Selling, general and administrative	17,184	15,592	51,683	45,399
Amortization of intangible assets	362	295	1,126	1,034

	29,965	27,916	90,453	82,396

Income (loss) from operations	2,233	(672)	(1,422)	(9,774)

Other income and expense:
Investment expense, net	(2)	4	(4)	1
Gain on sale of WorldHeart stock	—	—	—	456
Gain on settlement of investment	1,017	—	1,017	—
Other income (expense), net	39	30	24	(17)

	1,054	34	1,037	440

Income (loss) before provision for income taxes	3,287	(638)	(385)	(9,334)
Provision for income taxes	366	164	687	649

Net income (loss)	$2,921	$(802)	$(1,072)	$(9,983)

Basic net income (loss) per share	$0.08	$(0.02)	$(0.03)	$(0.27)
Basic weighted average shares outstanding	38,498	37,195	38,221	37,146

Diluted net income (loss) per share	$0.07	$(0.02)	$(0.03)	$(0.27)
Diluted weighted average shares outstanding	40,270	37,195	38,221	37,146

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended December 31,
	2011	2010
Operating activities:
Net loss	$(1,072)	$(9,983)
Adjustments required to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	3,083	3,008
Bad debt expense	72	132
Stock-based compensation	5,904	4,018
Write-down of inventory	1,092	2,380
Loss on disposal of fixed assets	29	5
Deferred tax provision	555	728
Gain on sale of WorldHeart common stock	—	(456)
Gain on settlement of investment	(1,017)	—
Changes in assets and liabilities source (use):
Accounts receivable	(2,124)	493
Inventories	(4,037)	(664)
Prepaid expenses and other current assets	71	788
Accounts payable	(908)	(110)
Accrued expenses and other long-term liabilities	(2,923)	380
Deferred revenue	(84)	709

Net cash (used for) provided by operating activities	(1,359)	1,428
Investing activities:
Purchases of short-term marketable securities	(17,002)	(6,503)
Proceeds from the sale and maturity of short-term marketable securities	7,000	5,000
Proceeds from the sale of WorldHeart common stock	—	456
Proceeds from settlement of investment	1,017	—
Expenditures for property and equipment	(1,937)	(1,054)

Net cash used in investing activities	(10,922)	(2,101)
Financing activities:
Issuance of common stock	103	—
Proceeds from the exercise of stock options	11,683	416
Proceeds from the issuance of stock under the employee stock purchase plan	197	153

Net cash provided by financing activities	11,983	569
Effect of exchange rate changes on cash	(441)	(491)

Net decrease in cash and cash equivalents	(739)	(595)
Cash and cash equivalents at beginning of period	5,831	4,788

Cash and cash equivalents at end of period	$5,092	$4,193

Supplemental disclosures:
Fixed asset additions included in accounts payable	$82	$31

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

There have been no changes in the Company’s significant accounting policies for the three and nine months ended December 31, 2011 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Level 1 primarily consists of financial instruments whose values are based on quoted market prices such as exchange-traded instruments and listed equities.

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

The Company’s marketable securities were invested in the following:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Carrying Value
	(in $000’s)
At December 31, 2011:
U.S. Treasury securities	$64,482	$—	$—	$64,482

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Carrying Value
	(in $000’s)
At March 31, 2011:
U.S. Treasury securities	$54,481	$—	$—	$54,481

The Company records these marketable securities at fair value and has classified all of its investments as Level 1 since quoted market prices in active markets are readily available.

During the three months ended December 31, 2011, the Company entered into a settlement agreement. As part of this agreement, the Company received $1.0 million in proceeds in December 2011.

Note 4. Inventories

The components of inventories are as follows:

	December 31, 2011	March 31, 2011
	(in $000’s)
Raw materials and supplies	$3,386	$2,784
Work-in-progress	3,719	3,689
Finished goods	2,583	1,032

	$9,688	$7,505

The Company’s inventories relate to its circulatory care product lines, primarily the Impella, AB5000 and BVS 5000. Finished goods and work-in-process inventories consist of direct material, labor and overhead. During the nine months ended December 31, 2011 and 2010, the Company recorded $1.1 million and $2.4 million, respectively, in write downs of inventory, including excess quantities and obsolete inventory.

From time to time, the Company loans finished goods inventory on a short-term basis to customers for demonstration purposes and this inventory is generally amortized over a one to five year life. The Company had $0.5 million and $0.7 million in demo inventory at December 31, 2011 and March 31, 2011, respectively.

Note 5. Intangible Assets and Goodwill

The carrying amount of goodwill at December 31, 2011 and March 31, 2011 was $35.8 million and $38.9 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, or Impella. The goodwill activity for the nine months ended December 31, 2011 is as follows:

(in $000’s)
Balance at April 1, 2011	$38,946
Exchange rate impact	(3,174)

Balance at December 31, 2011	$35,772

The components of intangible assets are as follows:

	December 31, 2011			March 31, 2011
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
	(in $000’s)			(in $000’s)
Patents	$6,548	$6,239	$309	$7,099	$6,005	$1,094
Trademarks and tradenames	333	317	16	361	299	62
Distribution agreements	634	604	30	690	584	106
Acquired technology	2,189	2,085	104	2,384	2,014	370

	$9,704	$9,245	$459	$10,534	$8,902	$1,632

Amortization of intangible assets was $0.4 million and $0.3 million for the three months ended December 31, 2011 and 2010, respectively. Amortization of intangible assets was $1.1 million and $1.0 million for the nine months ended December 31, 2011 and 2010, respectively. The Company’s expected amortization expense will be $0.3 million for the three months ending March 31, 2012 and $0.2 million for the year ending March 31, 2013.

Note 6. Stock-Based Compensation

Total stock-based compensation recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended December 31, 2011 and 2010 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2011	2010	2011	2010
	(in $000’s)		(in $000’s)
Cost of product revenue	$66	$51	$216	$163
Research and development	397	214	1,269	750
Selling, general and administrative	1,310	1,007	4,419	3,105

	$1,773	$1,272	$5,904	$4,018

Stock Option Activity

The following table summarizes the stock option activity for the nine months ended December 31, 2011:

			Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at April 1, 2011	5,945	$10.27	6.30
Granted	58	16.34
Exercised	(1,241)	9.41
Cancelled	(123)	11.63
Expired	(95)	21.22

Outstanding at December 31, 2011	4,544	$10.32	6.15	$37,106

Exercisable at December 31, 2011	3,238	$10.76	5.44	$24,916

The remaining unrecognized stock-based compensation expense for unvested stock option awards at December 31, 2011 was approximately $3.3 million, net of forfeitures, and the weighted-average time over which this cost is expected to be recognized is 2.0 years.

The total intrinsic value of options exercised was $9.9 million for the nine months ended December 31, 2011. The total fair value of options vested during the nine months ended December 31, 2011 was $3.6 million.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The fair value of options granted during the three and nine months ended December 31, 2011 were calculated using the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2011	2011
Risk-free interest rate	0.92%	1.49%
Expected option life (years)	5.09	5.23
Expected volatility	55.1%	52.7%

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

The weighted-average grant-date fair value for options granted during the three and nine months ended December 31, 2011 was $7.98 and $8.01, respectively.

Restricted Stock and Restricted Stock Units

In addition to stock option grants, the Company also has the ability to grant restricted stock and restricted stock units. Similar to stock options, these restricted stock and restricted stock unit grants are subject to certain vesting criteria. The following table summarizes the activity for the nine months ended December 31, 2011:

		Weighted Average
	Number of	Grant Date
	Shares (in 000’s)	Fair Value
Restricted stock awards and restricted stock units at April 1, 2011	407	$9.84
Granted	596	17.70
Vested	(134)	10.88
Forfeited	(2)	18.49

Restricted stock awards and restricted stock units at December 31, 2011	867	$15.07

The remaining unrecognized compensation expense for restricted stock awards and restricted stock units, including performance based awards, at December 31, 2011 was approximately $8.0 million and the weighted-average time over which this cost is expected to be recognized is 2.3 years.

Performance Based Awards

Included in the restricted stock activity discussed above are certain awards granted in fiscal 2011 and 2012 that contain performance based vesting.

During the three months ended June 30, 2010, 311,000 shares of performance based restricted stock and a performance award for the potential issuance of 45,000 shares of common stock were issued to certain executive officers and members of senior management of the Company, all of which would vest upon achievement of prescribed performance milestones. During the year ended March 31, 2011, the Company determined that the prescribed performance targets were met and the compensation expense is being recognized accordingly over the remaining service period.

During the three months ended June 30, 2011, the Company determined that it should have been using the graded vesting method instead of the straight-line method to expense stock-based compensation for the performance based awards issued in June 2010. This resulted in additional stock based compensation expense of approximately $0.6 million being recorded during the three months ended June 30, 2011 that should have been recorded during the year ended March 31, 2011. The Company believes that the amount is not material to its March 31, 2011 consolidated financial statements and therefore recorded the adjustment in the quarter ended June 30, 2011.

During the three months ended June 30, 2011, performance awards of restricted stock units for the potential issuance of 284,000 shares of common stock were issued to certain executive officers and members of the senior management, all of which would vest upon achievement of prescribed service and revenue performance milestones. As of December 31, 2011, the Company believes it is probable that the prescribed performance targets will be met for these awards, and the compensation expense is being recognized accordingly.

As of December 31, 2011, the Company has recorded $3.5 million in stock-based compensation for shares in which the prescribed performance milestones have been achieved or are probable of being achieved. The remaining unrecognized compensation expense related to these restricted stock and restricted stock units at December 31, 2011 is $4.3 million based on the Company’s current assessment of probability of achieving the performance milestones.

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

As of December 31, 2011, the Company has accumulated a net deferred tax liability in the amount of $4.6 million which is the result of a difference in accounting for the Company’s goodwill which is amortized over 15 years for tax purposes, but not amortized for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

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

	Three Months Ended December 31,		Nine Months Ended December 31,

	2011	2010	2011	2010
Basic Net Income (Loss) Per Share
Net income (loss)	$2,921	$(802)	$(1,072)	$(9,983)
Weighted average shares used in computing basic net income per share	38,498	37,195	38,221	37,146
Net income (loss) per share - basic	$0.08	$(0.02)	$(0.03)	$(0.27)

Diluted Net Income (Loss) Per Share
Net income (loss)	$2,921	$(802)	$(1,072)	$(9,983)
Weighted average shares used in computing basic net income per share	38,498	37,195	38,221	37,146
Effect of dilutive securities	1,772	—	—	—

Weighted average shares used in computing diluted net income per share	40,270	37,195	38,221	37,146
Net income (loss) per share - diluted	$0.07	$(0.02)	$(0.03)	$(0.27)

For the three months ended December 31, 2011, approximately 391,000 shares underlying outstanding securities were not included in the computation of diluted earnings per share primarily related to performance milestone awards where a milestone was not met as of the period end.

For the three months ended December 31, 2010, underlying stock options of approximately 6,055,000 and unvested restricted shares of approximately 653,000 are excluded from the calculation of diluted weighted average shares outstanding because the Company incurred a loss for the three month period and to include them would have been antidilutive. For the nine months ended December 31, 2011 and 2010, respectively, underlying stock options of approximately 4,544,000 and 6,055,000 and restricted shares of approximately 867,000 and 653,000 are excluded from the calculation of diluted weighted average shares outstanding because the Company incurred a loss for the nine month period, respectively, and to include them would have been antidilutive.

Note 9. Commitments and Contingencies

Litigation

From time to time, the Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management presently believes that the outcome of each such proceedings or claims which are pending or known to be threatened, or all of them combined, is not expected to have a material effect on the Company’s financial position, and results of operations or cash flows. At December 31, 2011, the Company did not have any material pending litigation.

Note 10. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2011	March 31, 2011
	(in $000’s)
Salaries and benefits	$7,442	$7,416
Research and development	955	3,991
Professional, accounting and audit fees	389	616
Warranty	739	537
Other	1,243	1,518

	$10,768	$14,078

Note 11. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 67% and 61% of the Company’s total consolidated assets are located within the U.S. as of December 31, 2011 and March 31, 2011, respectively. Remaining assets are located in Europe, primarily related to the Company’s Impella production facility, and include goodwill and intangibles of $36.2 million and $40.5 million at December 31, 2011 and March 31, 2011, respectively. Total assets in Europe excluding goodwill and intangibles amounted to 7% and 8%, respectively, of total consolidated assets at each of December 31, 2011 and March 31, 2011, respectively. International sales accounted for 8% and 7% of total product revenue, respectively, for the three months ended December 31, 2011 and 2010. International sales accounted for 8% and 7% of total product revenue, respectively, for the nine months ended December 31, 2011 and 2010.

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

In December 2011, we announced a new higher flow Impella device, named Impella cVAD™ with expected commercial availability planned for the summer of 2012. In addition, we are currently conducting initial patient use outside the USA of the Impella RP, a percutaneous catheter-based axial flow pump with greater than four liters of flow designed and intended to provide the flow and pressure needed to compensate for right heart failure. Neither of these products are currently available for sale in the U.S.

Revenues from our other heart recovery products, largely focused on the heart surgery suite, have been lower recently as we have strategically shifted our sales and marketing efforts towards our Impella products and the cath lab. We expect revenues during fiscal 2012 from our non-Impella business, including BVS and AB5000, will continue to decrease as we continue to focus on our Impella products. In addition, we do not expect that revenues from sales of our replacement heart product, the AbioCor, will be a material portion of our total revenues for the foreseeable future as our primary strategic focus is centered on heart recovery for acute heart failure patients. We have incurred net losses since our inception, including a net loss of $1.1 million for the nine months ended December 31, 2011. Although we recorded net income of $2.9 million for the three months ended December 31, 2011, we may incur additional losses in the future as we continue to expand our commercial infrastructure and invest in research and development related to our products.

In November 2011, we announced Symphony, a synchronized minimally invasive implantable cardiac assist device designed to treat chronic patients with moderate heart failure by improving patient hemodynamics and potentially improving quality of life. The device is designed with the primary goal of stabilizing the progression of heart failure and/or recovering/remodeling the heart. We recently conducted the initial first in man implants of Symphony outside the U.S. This product is not currently available for sale in the U.S.

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

In November 2011, we announced final results from the Protect II study, including those patients enrolled following the initiation of the interim analysis, which showed a statistically significant 22% relative reduction in major adverse events compared to the IAB at 90 days per protocol (p=0.023), a 52% relative reduction in repeat revascularization (p=0.024) and a 56% relative reduction in MAE (material adverse events) post hospital discharge (p=0.002). We also announced in November 2011 additional data analysis of the clinical data from the PROTECT II trial, revealing that more aggressive revascularization with Impella is beneficial for patients with coronary artery disease (CAD) and reduced left ventricular function. In addition, a November 2011 update to the ACCF/AHA/SCAI Guidelines for Percutaneous Coronary Intervention (PCI), for the first time, included Impella in both the emergent and prophylactic hemodynamic support settings.

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

The Impella 5.0 is implanted via a small incision in the femoral artery in the groin and can be quickly inserted via the femoral artery using a guide wire to reach the left ventricle of the heart where it is directly deployed to draw blood out of the ventricle, deliver it to the arterial system and perfuse the heart muscle. This function is intended to reduce ventricular work (resting the heart). The Impella LD is similar to the Impella 5.0 but is implanted directly through an incision in the subclavian vein or through an aortic graft. The Impella 5.0 and Impella LD can pump up to five liters of blood per minute, providing full circulatory support.

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

We have developed a Portable Circulatory Support Driver for both in-hospital and out-of-hospital patients. The Portable Driver is designed to support our AB5000 VAD. We received CE mark approval for our Portable Driver in March 2008. In May 2008, we received conditional approval for the Portable Driver under an IDE to conduct a U.S. patient discharge study at 20 hospitals for 30 patients. In March 2009, we received FDA approval of our PMA supplement for the AB Portable Driver. This clearance allows for commercial shipment of the device to U.S. hospitals for in hospital and transport use. Out-of-hospital use is being studied in the U.S. in a U.S. clinical trial, which, when successfully completed, would allow patients to go home while waiting for recovery.

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

We received a Humanitarian Device Exemption, or HDE, supplement approval from the FDA for product enhancement of the AbioCor in January 2008. HDE approval signifies that no comparable alternative therapy exists for patients facing imminent death without the technology. HDE approval allows the AbioCor to be made available to a limited patient population, with no more than 4,000 patients receiving the technology in the U.S. each year under HDE approval limits. Because the AbioCor is only available to a limited patient population, we do not expect that demand will meet the 4,000 patient limit under HDE approval. We have no current plans to seek a broader regulatory approval of the AbioCor. We have not had any AbioCor sales since fiscal 2009 and we do not expect that revenues from sales of the AbioCor will be a material portion of our total revenues for the foreseeable future as our primary strategic focus is centered on heart recovery for acute heart failure patients.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three and nine months ended December 31, 2011, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues (which includes revenues from products and funded research and development) for the three and nine months ended December 31, 2011 and 2010, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Revenue:
Product	98.6%	98.8%	98.9%	98.8%
Funded research and development	1.4	1.2	1.1	1.2

Total Revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of product revenue excluding amortization of intangibles	19.5	20.0	19.9	22.2
Research and development	19.1	24.2	22.4	27.3
Selling, general and administrative	53.4	57.2	58.0	62.5
Amortization of intangible assets	1.1	1.1	1.3	1.4

	93.1	102.5	101.6	113.4

Income (loss) from operations	6.9	(2.5)	(1.6)	(13.4)

Other income and expense:
Investment expense, net	—	0.1	—	—
Gain on settlement of investment	3.2	—	1.1	—
Gain on sale of WorldHeart stock	—	—	—	0.6
Other income (expense), net	0.1	0.1	0.1	—

	3.3	0.2	1.2	0.6

Income (loss) before provision for income taxes	10.2	(2.3)	(0.4)	(12.8)
Provision for income taxes	1.1	0.6	0.8	0.9

Net income (loss)	9.1%	(2.9)%	(1.2)%	(13.7)%

Three and nine months ended December 31, 2011 compared with the three and nine months ended December 31, 2010

Revenues

Our revenues are comprised of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2011	2010	2011	2010
	(in $000’s)		(in $000’s)
Impella product revenue	$27,680	$21,234	$74,674	$55,658
Other product revenue	2,343	4,248	8,279	12,105
Service and other revenue	1,709	1,433	5,096	3,971

Total product and service revenues	31,732	26,915	88,049	71,734
Funded research and development	466	329	982	888

Total revenues	$32,198	$27,244	$89,031	$72,622

Impella product revenue encompasses Impella 2.5, Impella 5.0, and Impella LD product sales. Other product revenue includes AB5000, BVS5000 and cannulae product sales. Service and other revenue represents revenue earned on service contracts and maintenance calls.

Total revenues for the three months ended December 31, 2011 increased by $5.0 million, or 18%, to $32.2 million from $27.2 million for the three months ended December 31, 2010. The increase in total revenue was primarily due to higher Impella revenue due to greater utilization in the U.S. Total revenues for the nine months ended December 31, 2011 increased by $16.4 million, or 23%, to $89.0 million from $72.6 million for the nine months ended December 31, 2010. The increase in total revenue was primarily due to higher Impella revenue from greater utilization in the U.S.

Impella product revenues for the three months ended December 31, 2011 increased by $6.5 million, or 31% to $27.7 million from $21.2 million for the three months ended December 31, 2010. Impella revenues for the nine months ended December 31, 2011 increased by $19.0 million, or 34% to $74.7 million from $55.7 million for the nine months ended December 31, 2010. Most of our Impella revenue was from disposable product sales of Impella in the U.S., as we focus on increasing utilization of these products through continued investment in our sales force and physician training.

Other product revenues for the three months ended December 31, 2011 decreased by $1.9 million, or 45%, to $2.3 million from $4.2 million for the three months ended December 31, 2010. Other product revenues for the nine months ended December 31, 2011 decreased by $3.8 million, or 31%, to $8.3 million from $12.1 million for the nine months ended December 31, 2010. The decrease in other revenue was due to a decline in BVS and AB5000 disposable sales. We expect that BVS and AB5000 revenue will continue to decline in fiscal 2012 as we focus our sales efforts in the surgical suite on Impella 5.0 and LD.

Service and other revenue for the three months ended December 31, 2011 increased by $0.3 million, or 21%, to $1.7 million from $1.4 million for the three months ended December 31, 2010. Service revenue for the nine months ended December 31, 2011 increased by $1.1 million, or 28%, to $5.1 million from $4.0 million for the nine months ended December 31, 2010. The increase in service revenue was primarily due to an increase in service contracts, primarily for Impella consoles.

Cost of Product Revenues

Cost of product revenues for the three months ended December 31, 2011 and 2010, respectively, was $6.3 million and $5.4 million. Gross margin was 80% for each of the three months ended December 31, 2011 and December 31, 2010. Gross margin has remained relatively stable over the last few quarters as the majority of our sales have come from reorders of Impella disposables.

Cost of product revenues for the nine months ended December 31, 2011 and 2010, respectively, was $17.7 million and $16.1 million. Gross margin was 80% for the nine months ended December 31, 2011 compared to 78% for the nine months ended December 31, 2010. The increase in gross margin was primarily due to a larger portion of revenues from disposable products, improved manufacturing production and lower writedowns on inventory.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2011 decreased by $0.5 million, or 8%, to $6.1 million from $6.6 million for the three months ended December 31, 2010, primarily due to a decrease in clinical trial expenditures primarily associated with our Impella 2.5 U.S. trials, partially offset by an increase in spending on product development initiatives associated with the Impella RP, Impella cVAD and symphony. Research and development expenses for the three months ended December 31, 2011 and 2010 included $0.9 million and $2.1 million, respectively, in clinical trial costs primarily associated with our Impella 2.5 U.S. trials.

Research and development expenses for the nine months ended December 31, 2011 increased by $0.1 million, or 1%, to $19.9 million from $19.8 million for the nine months ended December 31, 2010, primarily due to increased project spending on new product development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2011 increased by $1.6 million, or 10%, to $17.2 million from $15.6 million for the three months ended December 31, 2010. The increase was primarily due to increased headcount of field employees in the U.S. and higher marketing and trade show expenditures.

Selling, general and administrative expenses for the nine months ended December 31, 2011 increased by $6.3 million, or 14%, to $51.7 million from $45.4 million for the nine months ended December 31, 2010. The increase in selling, general and administrative expenses was primarily due to increased field headcount as we concentrate our marketing focus on commercial efforts in the U.S. and an increase in stock-based compensation expense due in part to changes made in assumptions during the first quarter regarding how expense is recognized over the service period for performance-based awards.

We expect to increase our expenditures on sales and marketing activities in fiscal 2012, with particular investments in clinical personnel with cath lab expertise. We also plan to increase our marketing, service, and training investments to support the efforts of the sales and field clinical teams to drive recovery awareness for acute heart failure patients.

Amortization of Intangibles

Amortization of intangible assets was $0.4 million and $0.3 million for the three months ended December 31, 2011 and 2010, and $1.1 million and $1.0 million, respectively, for the nine months ended December 31, 2011 and 2010. Amortization expense is related specifically to intangible assets acquired in the Impella acquisition.

Gain on Sale of WorldHeart Stock

During the nine months ended December 31, 2010, we sold 188,170 shares of WorldHeart common stock, which resulted in a gain of $0.5 million. At December 31, 2011, we have no remaining shares of WorldHeart common stock.

Gain on Settlement of Investment

During the three months ended December 31, 2011, we entered into a settlement agreement. As part of this settlement agreement, we received $1.0 million in proceeds in December 2011.

Provision for Income Taxes

We recorded an income tax provision of $0.4 million and $0.2 million for the three months ended December 31, 2011 and 2010, respectively. During the nine months ended December 31, 2011 and 2010, we recorded an income tax provision of $0.7 million and $0.6 million, respectively. The income tax provision is due to deferred tax related to our goodwill, which is amortizable over 15 years for tax purposes but not amortized for book purposes. The net deferred tax liability cannot be offset against our deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

Net Income (Loss)

During the three months ended December 31, 2011, we recorded net income of $2.9 million, or $0.08 per basic share and $0.07 per diluted share, compared to a net loss of $0.8 million, or $0.02 per basic and diluted share, for the three months ended December 31, 2010. The increase in profitability was due to increased Impella sales due to greater demand in the U.S and the $1.0 million gain as described above.

During the nine months ended December 31, 2011, we incurred a net loss of $1.1 million, or $0.03 per basic and diluted share, compared to a net loss of $9.9 million, or $0.27 per basic and diluted share, for the nine months ended December 31, 2010. The decrease in net loss was due to increased Impella sales due to greater demand in the U.S.

Liquidity and Capital Resources

At December 31, 2011, our cash, cash equivalents, and short-term marketable securities totaled $69.6 million, an increase of $9.3 million compared to $60.3 million at March 31, 2011. We believe that our revenue from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months, exclusive of activities involving any future acquisitions of products or companies that complement or augment our existing line of products.

Marketable securities at December 31, 2011 consist of $64.5 million held in funds that invest solely in U.S. Treasury securities. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets. We continue to monitor our cash position closely and currently only invest excess cash in short term U.S. treasury securities.

We will continue to closely monitor our liquidity and the overall health of the credit markets. However, we cannot predict with any certainty the impact on us of any further disruption in the credit environment. Our primary liquidity needs are to fund the expansion of our commercial infrastructure in the U.S., increase our Impella manufacturing capacity, fund new product development and provide for general working capital needs. Through December 31, 2011, we have funded our operations principally from product sales and through the sale of equity securities, including our August 2008 stock offering in which we received proceeds of $42.0 million. We also generate cash through funded research and development revenue.

Our operating activities during the nine months ended December 31, 2011 used cash of $1.4 million as compared to providing cash of $1.4 million during the same period in the prior year. Contributing to our cash used for operations was a $1.1 million net loss for the nine months ended December 31, 2011, a $4.0 million increase in inventory and a $3.8 million decrease in accounts payable and accrued expenses primarily due to the payment of annual employee bonuses in the first quarter and payments related to the closeout of the Protect II study. These decreases in cash were partially offset by non-cash adjustments of $5.9 million related to stock-based compensation expense and $3.1 million of depreciation and amortization.

Our investing activities during the nine months ended December 31, 2011 used cash of $10.9 million as compared to a use of cash of $2.1 million during the same period in the prior year. Cash used by investment activities for the nine months ended December 31, 2011 consisted primarily of $10.0 million of purchases of short-term marketable securities, net of proceeds, during the period. We also incurred $1.9 million of cash expenditures for property and equipment primarily for the purchase of manufacturing equipment and computer software. These uses were partially offset by a $1.0 million in proceeds on a settlement.

Our financing activities during the nine months ended December 31, 2011 and 2010 provided cash of $11.9 million and $0.6 million, respectively. Cash provided by financing activities during the nine months ended December 31, 2011 was primarily attributable to the exercise of stock options.

Capital expenditures for fiscal 2012 are estimated to be between $2.5 to $3.5 million, which relate primarily to our planned manufacturing capacity increases for Impella and software development projects.

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

Primary Market Risk Exposures

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our cash and marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2011, we believe the decline in fair market value of our investment portfolio would be immaterial. Marketable securities at December 31, 2011 consist of $64.5 million in five funds that invest in U.S. Treasury securities and related interest.

Currency Exchange Rates

Our foreign subsidiaries’ primary functional currency is the Euro. Therefore, our investment in our foreign subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of stockholders’ equity. Had a 10% depreciation in foreign currencies occurred relative to the U.S. dollar as of December 31, 2011, the result would have been a reduction of stockholders’ equity of approximately $3.7 million.

Fair Value of Financial Instruments

At December 31, 2011, our financial instruments consist primarily of cash and cash equivalents, short-term marketable securities, accounts receivable, and accounts payable. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2011, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the third quarter of our fiscal year ending March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

11.1	Statement regarding computation of Per Share Earnings (see Note 8, Notes to Consolidated Financial Statements).	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

101	The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011; (ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and December 31, 2010; and (iv) Notes to Consolidated Financial Statements.**	X

**	The information contained in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and regardless of any general incorporation language in such filing, except as expressly set forth by specific reference in such filing.

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Abiomed, Inc.

Date: February 8, 2012	/S/ ROBERT L. BOWEN
Robert L. Bowen
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)