Form 10-K
period 2012-03-31
ABIOMED INC
filed 2012-06-04
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended March 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock as of September 30, 2011, held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of such date was $425,320,352. As of May 21, 2012, 39,383,341 shares of the registrant’s common stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for Abiomed, Inc.’s 2012 Annual Meeting of Stockholders, which is scheduled to be filed within 120 days after the end of Abiomed, Inc.’s fiscal year, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

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

•

the ability of patients and other customers using our products to obtain reimbursement of their medical expenses by government healthcare programs and private insurers including potential changes to current government and private insurers’ reimbursements;

•	other competing therapies that may in the future be available to heart failure patients;

•	our plans to develop and market new products and improve existing products;

•	the potential markets that exist or could develop for our products and products under development;

•	our business strategy;

•	our revenue growth expectations, our level of operating and capital expenses and our goal of achieving and maintaining profitability; and

•	the sufficiency of our liquidity and capital resources.

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

Overview

We are a world leader in mechanical circulatory support and we offer a continuum of care in heart recovery to heart failure patients. We develop, manufacture and market proprietary products that are designed to enable the heart to rest, heal and recover by improving blood flow and/or performing the pumping function of the heart. Our products are used in the cardiac catheterization lab, or cath lab, by interventional cardiologists and in the heart surgery suite by heart surgeons for patients who are in need of hemodynamic support prophylactically or emergently before, during or after angioplasty or heart surgery procedures. We believe heart recovery is the optimal clinical outcome for patients experiencing heart failure because it restores their quality of life. In addition, we believe that for the care of such patients, heart recovery is the most cost-effective solution for the healthcare system.

Our strategic focus and the driver of the most recent revenue growth in our business is the market penetration of our Impella 2.5 product, which received 510(k) clearance in June 2008 for partial circulatory support for up to six hours. We received 510(k) clearance in April 2009 for our Impella 5.0 and Impella LD devices for circulatory support for up to 6 hours. These devices are larger and provide more blood flow to patients than the Impella 2.5.

In December 2011, we announced a new higher flow Impella device, named Impella cVAD. The Impella cVAD is implanted via the femoral artery and provides peak flow of approximately four liters of blood per minute. We received CE mark approval in April 2012. We will launch the Impella cVAD commercially in Europe in early fiscal 2013. This product is not currently approved by the FDA for sale in the U.S. We expect the Impella cVAD to receive 510(k) clearance and be commercially available in the U.S. in the second half of fiscal 2013.

In addition, we are currently conducting initial patient use trials outside of the U.S. of the Impella RP. The Impella RP is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of flow and is intended to provide the flow and pressure needed to compensate for right heart failure. This product is not currently approved by the FDA for sale in the U.S.

In November 2011, we announced Symphony, a synchronized minimally invasive implantable cardiac assist device designed to treat chronic patients with moderate heart failure by improving patient hemodynamics and potentially improving their quality of life. The device is designed with the primary goal of stabilizing the progression of heart failure and recovering or remodeling the heart. We recently conducted the initial first in man implants of Symphony outside the U.S. This product is not currently approved by the FDA for sale in the U.S.

Revenues from our other products, largely focused on the heart surgery suite, have been lower recently as we have strategically shifted our sales and marketing efforts towards our Impella products and the cath lab. We expect revenues during fiscal 2013 from our non-Impella business, including BVS and AB5000, will continue to decrease as we continue to focus on our Impella products.

For the year ended March 31, 2012, we recognized net income of $1.5 million. With the exception of fiscal 2012, we have incurred net losses since our inception. Even though we were profitable in fiscal 2012, we may incur additional losses in the future as we continue to invest in research and development related to our products, conduct clinical studies and registries on our products, expand our commercial infrastructure and expand to new markets such as Japan.

Corporate Background

We are incorporated in Delaware and trade on the NASDAQ Global Select Market under the ticker symbol ABMD.

Our principal executive offices are located at 22 Cherry Hill Drive, Danvers, Massachusetts 01923. Our telephone number is (978) 646-1400. We make available, free of charge on our website located at www.abiomed.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with the Securities and Exchange Commission, or SEC. Our corporate governance guidelines, code of conduct, audit committee, governance and nominating committee and compensation committee charters are also posted on our website. The contents of our website are not incorporated by reference into this report.

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

The Impella 2.5 catheter can be quickly inserted via the femoral artery to reach the left ventricle of the heart where it is directly deployed to draw blood out of the ventricle and deliver it to the circulatory system. This function is intended to reduce ventricular work and provide flow to vital organs. The Impella 2.5 is introduced with normal interventional cardiology procedures and can pump up to 2.5 liters of blood per minute.

In August 2007, we received approval from the FDA to begin a high-risk percutaneous coronary intervention, or PCI, pivotal clinical trial, known as the Protect II study, for the Impella 2.5. This pivotal study was to determine the safety and effectiveness of the Impella 2.5 as compared to medical management with an intra-aortic balloon, or IAB, during “high-risk” angioplasty procedures. In December 2010, we announced the termination of the Protect II study based on a futility determination at the planned interim analysis regarding the primary end-point, which we view as likely to have resulted from how rotational atherectomy was used in the study.

In November 2011, we announced additional analysis of the results from the Protect II study, including those patients enrolled following the initiation of the interim analysis, which showed a statistically significant 22% relative reduction in major adverse events compared to the IAB at 90 days per protocol (p=0.023), a 52% relative reduction in repeat revascularization (p=0.024) and a 56% relative reduction in material adverse events post hospital discharge (p=0.002). Furthermore, additional data analysis of the clinical data from the Protect II trial revealed that more aggressive revascularization is beneficial for patients with coronary artery disease and reduced left ventricular function. In addition, a November 2011 update to the American College of Cardiology Foundation /American Heart Association Task Force on Practice Guidelines and the Society for Cardiovascular Angiography and Interventions Guidelines for Percutaneous Coronary Intervention, for the first time, included Impella in both the emergent and prophylactic hemodynamic support settings.

We are currently conducting USpella, the first U.S. multicenter observational registry collecting clinical data and outcomes for patients supported with Impella 2.5 and 5.0 during elective, urgent and emergent procedures. Currently, there are 41 hospitals in the U.S. and Canada contributing data to the USpella registry.

Impella 5.0 and Impella LD

The Impella 5.0 catheter and Impella LD are percutaneous micro heart pumps with integrated motors and sensors for use primarily in the heart surgery suite. These devices are designed to support patients who require higher levels of circulatory support as compared to the Impella 2.5. The Impella 5.0 and Impella LD devices received 510(k) clearance in April 2009, for circulatory support for up to six hours and have CE mark approval in Europe for up to ten days duration and are approved for use in over 40 countries.

The Impella 5.0 can be quickly implanted via a small incision in the femoral artery in the groin using a guide wire to reach the left ventricle of the heart where it can then be directly deployed to draw blood out of the ventricle, deliver it to the arterial system and perfuse the heart muscle. This function is intended to reduce ventricular work. The Impella LD is similar to the Impella 5.0 but is implanted directly through an incision in the subclavian vein or through an aortic graft. The Impella 5.0 and Impella LD can pump up to five liters of blood per minute, providing full circulatory support.

AB5000 and BVS 5000

We manufacture and sell the AB5000 Circulatory Support System and the BVS 5000 Biventricular Support System for the temporary support of acute heart failure patients in profound shock, including patients suffering from cardiogenic shock after a heart attack, post-cardiotomy cardiogenic shock, or myocarditis. We believe the AB5000 and BVS 5000 systems are the only commercially available cardiac assist devices that are approved by the FDA for all indications where heart recovery is the desired outcome, including patients who have undergone successful cardiac surgery and subsequently develop low cardiac output, or patients who suffer from acute cardiac disorders leading to hemodynamic instability.

We have developed a Portable Circulatory Support Driver for both in-hospital and out-of-hospital patients. The Portable Driver is designed to support our AB5000 VAD. We received CE mark approval for our Portable Driver in March 2008. In May 2008, we received conditional approval for the Portable Driver under an investigational device exemption, or IDE to conduct a U.S. patient discharge study at 20 hospitals for 30 patients. In March 2009, we received FDA approval of our PMA supplement for the AB Portable Driver. This clearance allows for commercial shipment of the device to U.S. hospitals for in hospital and transport use. Out-of-hospital use is being studied in the U.S. in a clinical trial, which, when successfully completed, would allow patients to go home while waiting for recovery.

AbioCor

Our AbioCor implantable replacement heart is the first completely self-contained artificial heart. Designed to sustain the body’s circulation, the AbioCor is intended for end-stage biventricular heart failure patients whose other treatment options have been exhausted. Patients with advanced age, impaired organ function or cancer are generally ineligible for a heart transplant and are potential candidates to receive the AbioCor implantable heart. Once implanted, the AbioCor system does not penetrate the skin, reducing the chance of patient infection. This technology provides patients with mobility and remote diagnostics. AbioCor devices have a life expectancy of 18 to 24 months and can only be implanted in normal to larger sized male patients.

We received a humanitarian device exemption, or HDE, supplement approval from the FDA for product enhancement of the AbioCor in January 2008. HDE approval signifies that no comparable alternative therapy exists for patients facing imminent death due to end-stage biventricular heart failure and allows the AbioCor to be made available to a limited patient population. Because the AbioCor is only available to a limited patient population, we do not expect that there will be much demand for the product. We have no current plans to seek a broader regulatory approval of the AbioCor. We have not had any AbioCor sales since fiscal 2009, and we do not expect revenues from sales of the AbioCor for the foreseeable future as our primary strategic focus is centered on heart recovery for acute heart failure patients.

Our Markets

According to the American Heart Association, or AHA, Heart Disease and Stroke Statistics 2011 Update Report, coronary heart disease, or CHD, caused about 1 of every 6 deaths in the U.S. in 2007. Coronary heart disease is a condition of the coronary arteries that causes reduced blood flow and insufficient oxygen delivery to the affected portion of the heart. Coronary heart disease leads to acute myocardial infarction, or AMI, commonly known as a heart attack, which may lead to heart failure, a condition in which the heart is unable to pump enough blood to the body’s major organs. CHD mortality in 2007 was approximately 406,000. In 2009, an estimated 785,000 Americans had a first time coronary attack and about 470,000 had a recurrent attack. An estimated additional 195,000 silent first myocardial infarctions occur each year.

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

An IAB is an inflatable balloon inserted via a catheter into a patient’s circulation and is inflated and deflated in the aorta. This is used as an initial line of therapy in the cath lab or the surgery suite for patients with diminished heart function. There are an estimated 124,000 IAB procedures performed annually in the U.S. However, IABs typically provide only limited enhancement and depend on the patient’s own heart to generate the majority of the patient’s blood flow. In addition, IABs are often required to be used in conjunction with inotropes or other drugs to stimulate heart muscle ejection. The use of these drugs, however, increases the risk of mortality. Clinical publications have demonstrated that the need for two or more inotropes to improve blood flow results in mortality rates of approximately 80%. In addition, IABs have limited effectiveness in patients that are arrhythmic and /or in cardiogenic shock and published reports have indicated that IABs do not reduce mortality for patients in cardiogenic shock.

VADs are mechanical devices that help the failing heart pump blood or take over the pumping function of the failing heart. Historically, VADs have been highly invasive and require implantation in the surgery suite. The use of surgically placed VADs generally falls into three sub-categories: recovery, bridge-to-transplant and destination therapy.

Recovery VADs are designed to enable the patient’s heart to rest and potentially recover so that the patient can return home with his or her own heart. Because recovery is the goal, these devices are designed to minimize damage to heart tissue and are removed once the patient’s heart has recovered. If possible, recovery of a patient’s heart is generally preferred to transplantation or prolonged device implantation, both of which have significant side effects for the patient and increase the risk of mortality. We believe heart recovery is a preferred clinical outcome for patients, since it also generally lowers the overall relative cost to the healthcare system versus alternative therapies and treatment paths that may require multiple surgeries, lengthy hospital stays, chronic therapeutic and immunosuppressant drugs and other related healthcare costs.

Bridge-to-transplant VADs are primarily used to support chronic heart failure patients eligible to receive a heart transplant. Destination therapy generally involves the implantation of a mechanical support device as the last clinical alternative for a chronic patient with end-stage heart failure who is not eligible for transplantation.

Our product portfolio is designed to provide a continuum of care in heart recovery to acute heart failure patients from the intensive care unit to the cath lab to the surgery suite to home discharge and to provide an array of choices for clinicians treating acute heart failure patients. Our products provide various levels of blood flow and are capable of supporting a patient for lengths of time ranging from several hours to months to align with the clinical needs of the patient, whether in pre-shock or profound shock. Our primary cath lab products include the Impella ® pumps for partial or full circulatory support. Our primary surgery suite products include our Impella 5.0 pump and Impella LD pump, our BVS 5000 blood pump, and our AB5000 VAD. Our surgery suite products are designed to support acute heart failure patients in need of more blood flow. Our VADs are indicated for longer duration of support of up to 30 days for AMI, cardiogenic shock post-AMI, and myocarditis patients.

Research and Product Development

Since our founding in 1981, we have gained substantial expertise in circulatory support while developing the BVS and AB5000 systems, our Impella platform and our AbioCor. Our current strategy is to develop a complete portfolio of products for partial and full circulatory support to treat acute heart failure patients. We intend to continue to use this experience to develop additional circulatory support products. Our research and development efforts are focused on developing a broader portfolio of products across the continuum of care in heart recovery, primarily focused in the area of circulatory care. In addition, we have a number of new products at various stages of development some of which integrate the Impella technology platform.

As of March 31, 2012, our research and development staff consisted of 84 employees. We expended $27.2 million, $26.7 million and $26.0 million on research and development in fiscal years 2012, 2011 and 2010, respectively. Our research and development expenditures include costs related to clinical trials, including ongoing clinical studies for our Impella products.

Sales, Clinical Support, Marketing and Field Service

As of March 31, 2012, our worldwide sales, clinical support, marketing and field service teams included 147 full-time employees, 130 of whom are in the U.S. and Canada and 17 of whom are in Europe. Over the past five years, we have significantly increased the number of our direct sales and clinical support personnel covering the U.S., Canada, Germany, France, and the U.K.

Our clinical support personnel consist primarily of registered nurses with experience in either the surgery suite or the cath lab, and they play a critical role in training current and prospective customers in the use of our products.

International sales (sales outside the U.S., primarily in Europe) accounted for 8%, 8% and 9% of total product revenue during the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Manufacturing

We manufacture our products in Danvers, Massachusetts and Aachen, Germany. Our U.S. operations manufacture the BVS AB5000, Portable Driver, and certain Impella subsystems, including our Automated Impella Console, or AIC, our new console for our Impella products. Our Aachen, Germany facility manufactures most of our Impella products. In addition, we rely on third-party suppliers to provide us with components used in our existing products and products under development. For example, we outsource some of the manufacturing of our consoles.

We believe our existing manufacturing facilities give us the necessary physical capacity to produce sufficient quantities of products to meet anticipated demand for at least the next twelve months based on our current revenue forecast. We expect to increase Impella manufacturing capacity in our Aachen and Danvers facilities in fiscal 2013 to support the growing demand for our Impella products. Our U.S. and German manufacturing facilities are certified by the International Organization for Standardization, or ISO, and operate under the FDA’s good manufacturing practice requirements set forth in the current quality system regulation, or QSR.

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

A substantial portion of our intellectual property rights relating to the Impella products, AB5000, BVS 5000, and other products under development is in the form of trade secrets, rather than patents. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with employees, consultants and other parties. We cannot assure you that our trade secrets will not become known to or be independently developed by our competitors.

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

Competition

Competition among providers of treatments for the failing heart is intense and subject to rapid technological change and evolving industry requirements and standards. We compete with companies that have substantially greater or broader financial, product development, sales and marketing resources and experience than we do. These competitors may develop superior products or products of similar quality at the same or lower prices. Moreover, improvements in current or new technologies may make them technically equivalent or superior to our products in addition to providing cost or other advantages. Other advances in medical technology, biotechnology and pharmaceuticals may reduce the size of the potential markets for our products or render those products obsolete. Among our medical device competitors are Getinge (Maquet Cardiovascular), Teleflex Inc., Thoratec Corporation, HeartWare International Inc., Jarvik Heart, CircuLite, Inc., Terumo Heart, Inc. and CardiacAssist Inc.

Our customers are hospitals that frequently have limited budgets. As a result, our products compete against a broad range of medical devices and other therapies for these limited funds. Our success will depend in large part upon our ability to enhance our existing products, to develop new products to meet regulatory and customer requirements, and to achieve market acceptance. We believe that important competitive factors with respect to the development and commercialization of our products include the relative speed with which we can develop products, establish clinical utility, complete clinical trials and regulatory approval processes, obtain and maintain reimbursement, and supply commercial quantities of our product to meet customer demand.

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

Coverage and reimbursements for procedures to implant, remove, replace or repair our products are generally established in the U.S. market. For instance, Medicare covers the use of VADs when used for support of blood circulation post-cardiotomy, as a temporary life-support system until a human heart becomes available for transplant, or as therapy for patients who require permanent mechanical cardiac support. Coverage and reimbursements for procedures to implant the Impella 2.5, 5.0, or LD are also established for in-hospital use by Medicare including ICD-9 for procedures and DRG coding. Actual coverage and payment may vary by local Medicare fiscal intermediary or third-party insurer.

In addition to payments to hospitals for procedures using our technology, Medicare makes separate payments to physicians for their professional services when they perform surgeries to implant, remove, replace or repair our devices or when they perform percutaneous insertion and removal of Impella. Physicians generally bill for such services using a coding system known as Current Procedural Terminology, or CPT, codes. Physician services performed in connection with the implantation, removal, replacement or repair of our AB5000, BVS 5000 or Impella devices are billed using a variety of CPT codes. Generally, Medicare payment levels for physician services are based on the Medicare Physician Fee Schedule and are revised annually by CMS.

In general, third-party reimbursement programs in the U.S. and abroad, whether government-funded or commercially insured, are developing a variety of increasingly sophisticated methods of controlling healthcare costs, including prospective reimbursement and capitation programs, group purchasing, reducing benefit coverage, requiring second opinions prior to major surgery, negotiating reductions to charges on patient bills, promoting healthier lifestyle initiatives and exploring more cost-effective methods of delivering healthcare. These types of cost-containment programs, as well as legislative or regulatory changes to reimbursement policies, could limit the amount which healthcare providers may be willing to pay for our medical devices.

Government Regulation

The healthcare industry, and thus our business, is subject to extensive federal, state, local and foreign regulation. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change.

Premarket Regulation

In the U.S., the FDA strictly regulates medical devices under the authority of the Federal Food, Drug and Cosmetic Act, or FFDCA, and its regulations. The FDA classifies U.S. medical devices into one of three classes (Class I, II or III) based on the statutory framework described in the FFDCA. Class III devices, which are typically life-sustaining, life-supporting or implantable devices, or new devices that have been found not to be substantially equivalent to legally marketed devices, must generally receive premarket approval, or PMA, by the FDA to ensure their safety and effectiveness.

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

The FDA and the IRB at each institution at which a clinical trial is being performed, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. All clinical studies of investigational devices must be conducted in compliance with FDA requirements. Following the completion of a study, the data from the study must be collected, analyzed and presented in an appropriate submission to the FDA, either through a 510(k) premarket notification or a PMA.

During the 510(k) process, the FDA reviews a premarket notification and determines whether or not a proposed device is “substantially equivalent” to “predicate devices.” If the intended use and technological characteristics are comparable to a predicate device, the device may be cleared for marketing. If the device has the same intended use as a predicate device and different technological characteristics, but data is submitted to the FDA showing that the device is at least as safe and effective as the legally marketed device, it may also be cleared for marketing. The FDA’s 510(k) clearance pathway usually takes between three to twelve months, but it can often last longer and clearance is never assured. In reviewing a premarket notification, the FDA may request additional information, including clinical data. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the agency can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA can also require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Additionally, the manufacturer may be subject to significant regulatory fines or penalties.

Certain Class III devices that were on the market before May 28, 1976, known as pre-amendment Class III devices, and devices that are determined to be substantially equivalent to them, can be brought to market through the 510(k) process until the FDA, by regulation, calls for PMA applications for these devices. In addition, the Safe Medical Devices Act of 1990 requires the FDA either to down-classify pre-amendment Class III devices to Class I or Class II or to publish a classification regulation retaining the devices in Class III. Manufacturers of pre-amendment Class III devices that the FDA retains in Class III must submit a PMA application within 90 days after the FDA publishes a final regulation requiring premarket approval for the device, or 30 months after final classification of the device, whichever is later. Failure to meet the deadline can lead the FDA to prevent continued marketing of the device during the PMA application review period. The Impella 2.5, Impella 5.0, and Impella LD received clearance based on a pre-amendment Class III device. If the FDA calls for a PMA for a pre-amendment Class III device, a PMA must be submitted for the device even if the device has already received 510(k) clearance; however, if the FDA down-classifies a pre-amendment Class III device to Class I or Class II, a PMA application will not be required.

The PMA approval pathway requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA approval pathway is much more costly, lengthy and uncertain than the 510(k) path. In the PMA process, the FDA examines detailed data to assess the safety and effectiveness of the device. This information includes design, development, manufacture, labeling, advertising, preclinical testing and clinical study data. Prior to approving a PMA, the FDA may conduct an inspection of the manufacturing facilities and the clinical sites where the supporting study was conducted. The facility inspection evaluates the company’s compliance with the Quality System Regulation, or QSR. An inspection of clinical sites evaluates compliance with the IDE requirements. Typically, the FDA will convene an advisory panel meeting to seek review of the data presented in the PMA. The panel’s recommendation is given substantial weight, but is not binding on the agency. By regulation, the FDA has 180 days to review a PMA application, during which time an advisory committee may evaluate the application and provide recommendations to the FDA. While the FDA has approved PMA applications within the allotted time period, reviews can occur over a significantly protracted period, usually 18 to 36 months but sometimes longer, and a number of devices have never been approved for marketing.

If the FDA’s evaluation is favorable, the PMA is approved and the device may be marketed in the U.S. The FDA may approve the PMA with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process. Even if a device receives 510(k) clearance or PMA approval, the FDA may include significant limitations on the indicated uses for which a device may be marketed. FDA enforcement policy prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing.

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

Our AB5000 and BVS 5000 systems are approved by the FDA for use in patients who have undergone successful cardiac surgery and subsequently develop low cardiac output, or patients who suffer from acute cardiac disorders leading to hemodynamic instability. The intent of therapy is to provide circulatory support, restore normal hemodynamics, reduce ventricular work, and allow the heart time to recover adequate mechanical function. In 1992, the FDA approved our PMA for the BVS 5000. In 1997, the FDA approved the use of the BVS 5000 for additional indications, expanding its use to the treatment of all patients with potentially reversible heart failure. In April 2003, the AB5000 Circulatory Support System Console and in September 2003, the AB5000 VAD were approved under PMA supplements. We received FDA clearance for our IAB in December 2006. Our iPulse console was approved by the FDA under a PMA supplement in December 2007. Our Impella 2.5 device received 510(k) clearance in June 2008 for partial circulatory support for up to six hours. We received FDA 510(k) clearance of our Impella 5.0 and Impella LD devices in April 2009 for circulatory support for up to six hours. Our AB Portable Driver received FDA approval under a PMA supplement in March 2009. All of these products have CE marks allowing distribution within the European Union. In April 2012, our Impella cVAD received CE Mark regulatory approval that will allow us to market this product in the European Union.

Postmarket Regulation

The medical devices that we manufacture and distribute pursuant to FDA clearances or approvals are subject to continuing regulation by the FDA and other regulatory authorities. The FDA reviews design, manufacturing, and distribution practices, labeling and record keeping, and manufacturers’ required reports of adverse experience and other information to identify potential problems with marketed medical devices. Among other FDA requirements, we must comply with the FDA’s good manufacturing practice regulations. These regulations govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging and servicing of all finished medical devices intended for human use. We must also comply with Medical Devices Reporting, or MDR, which requires us to report to the FDA any incident in any of our products that may have caused or contributed to a death or serious injury, or required an unnecessary intervention for a patient, or in which any of our products malfunctioned and, if such malfunction were to recur, would be likely to cause or contribute to a death or serious injury. Labeling, advertising, and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. We are subject to routine inspection by the FDA and other regulatory authorities for compliance with Quality System Regulation, or QSR, and MDR requirements, as well as other applicable regulations. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal fines and penalties against our officers, employees, or us. The FDA may also recommend prosecution to the U.S. Department of Justice.

The FDA often requires post market surveillance, or PMS, for significant risk devices, such as VADs, that require ongoing collection of clinical data during commercialization that must be gathered, analyzed and submitted to the FDA periodically for up to several years. The PMS data collection requirements are often burdensome and expensive and have an effect on the PMA approval status. The failure to comply with the FDA’s regulations can result in enforcement action, including seizure of products, injunction, prosecution, civil fines and penalties, recall and/or suspension of FDA approval. The export of devices such as ours is also subject to regulation in certain instances.

The FDA, in cooperation with U.S. Customs and Border Protection, or CBP, administers controls over the import and export of medical devices into and out of the U.S. The CBP imposes its own regulatory requirements on the import of medical devices, including inspection and possible sanctions for noncompliance. The FDA also administers certain controls over the export of medical devices from the U.S. International sales of our medical devices that have not received FDA approval are therefore subject to FDA export requirements.

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

Penalties for violating the federal Anti-Kickback Statute include substantial criminal fines and/or imprisonment, substantial civil fines and possible exclusion from participation in federal health care programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs and do not include comparable exceptions to those provided by the federal Anti-Kickback Statute.

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

In recent years, several states have enacted legislation requiring biotechnology, pharmaceutical and medical device companies to establish marketing compliance programs and file periodic reports on sales, marketing, and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. We could face enforcement action, fines and other penalties and could receive adverse publicity, all of which could harm our business, if it is alleged that we have failed to fully comply with such laws and regulations. Similarly, if the physicians or other providers or entities that we do business with are found to have not complied with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

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

Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act

In March 2010, Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or together, the Affordable Care Act. Under the Affordable Care Act, manufacturers are scheduled to begin paying an excise tax of 2.3% on certain U.S. sales of medical devices in January 2013. We expect that this excise tax will increase our expenses in the future.

The Affordable Care Act also includes provisions known as the Physician Payments Sunshine Act, or PPSA, which requires manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid starting in 2012 to record any transfers of value to physicians and teaching hospitals and to report this data beginning in 2013 to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted in several states, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. Particularly, some states such as Massachusetts, Minnesota and Vermont, impose an outright ban on certain gifts to physicians. Failure to report appropriate data may result in civil or criminal fines and/or penalties.

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, Maine, and Minnesota, requiring reporting to state governments of gifts, compensation and other remuneration to physicians. The PPSA also requires manufacturers of drug, device, biologics, and medical supplies covered under Medicare, Medicaid, or State Children’s Health Insurance Program, or SCHIP, to report payments made to physicians on an annual basis to the U.S. Department of Health and Human Services, or HHS. HHS in turn will post this information on a public website. These laws all provide for penalties for non-compliance. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and reporting requirements, increases the possibility that a company may run afoul of one or more laws.

International Regulation

We are also subject to regulation in each of the foreign countries in which we sell our products. Many of the regulations applicable to our products in these countries are similar to those of the FDA. The European Union requires that our medical devices comply with the Medical Device Directive or the Active Implantable Medical Device Directive, which includes quality system and CE certification requirements. To obtain a CE Mark in the European Union, defined products must meet minimum standards of safety and quality (i.e., the essential requirements) and then undergo an appropriate conformity assessment procedure. A Notified Body assesses the quality management systems of the manufacturer and the product conformity to the essential and other requirements within the Medical Device Directive. In the European Union, we are also required to maintain certain ISO certifications in order to sell our products. Our BVS 5000, AB5000, Impella 2.5, Impella 5.0, Impella LD, Impella cVAD, IAB, iPulse console and Portable Driver are all CE marked and available for sale in the European Union. We are also subject to regulations and periodic review from various regulatory bodies in Canada, Japan and other countries where we sell our products. Lack of regulatory compliance in any of these jurisdictions could limit our ability to distribute products in these countries.

Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Many of our customer relationships outside of the United States are, either directly or indirectly, with governmental entities and are therefore subject to various anti-bribery laws. Although our corporate policies mandate compliance with these anti-bribery laws, we operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business, results of operations and financial condition.

Employees

As of March 31, 2012, we had 397 full-time employees, including:

•	84 in product engineering, research and development, and regulatory;

•	147 in sales, clinical support, marketing, field service and related support;

•	127 in manufacturing; and

•	39 in general and administration.

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

Risks Related to Our Business

We have incurred losses in previous periods and may incur losses in future periods.

For the year ended March 31, 2012, we recognized net income of $1.5 million. For the years ended March 31, 2011 and 2010, we incurred net losses of approximately $11.8 million and $19.0 million, respectively. The profitability we achieved in the year ended March 31, 2012 may not be indicative of our ability to sustain profitability and we may incur losses from operations in future periods. We historically have incurred net losses from our operations. Any losses incurred in the future may result primarily from, among other things, the expansion of our global distribution network, investment in other foreign markets and ongoing product development. Additionally, due to the introduction of the U.S. medical device tax, we will incur a 2.3% excise tax on the sales of certain of our products regardless of whether we are profitable or not. These expenditures may include costs associated with hiring additional personnel, performing clinical trials, continuing our research and development relating to our products under development, seeking regulatory approvals and, if we receive these approvals, commencing commercial manufacturing and marketing activities. The amount of these expenditures is difficult to forecast accurately and cost overruns may occur. We also expect that we will make significant expenditures to market and manufacture in commercial quantities our approved circulatory care products, and any other new products for which we may receive regulatory approvals or clearances in the future.

If we fail to obtain and maintain necessary governmental approvals for our products and indications, we may be unable to market and sell our products in certain jurisdictions.

Medical devices such as ours are extensively regulated by the FDA in the U.S. and by other federal, state, local and foreign authorities. Governmental regulations relate to the testing, development, manufacturing, labeling, design, sale, promotion, distribution, importing, exporting and shipping of our products. In the U.S., before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we must generally first receive either a premarket approval, or PMA, or 510(k) clearance from the FDA. Both of these processes can be expensive and lengthy and entail significant expenses. The FDA’s 510(k) clearance process usually takes between three to twelve months, but it can often last longer. The process of obtaining a PMA approval is much more costly and uncertain than the 510(k) clearance process. It generally takes between one to three years, or even longer, from the time the PMA application is submitted to the FDA. In January 2011, the FDA announced plans to make changes to its 510(k) clearance process. Although the effect of these changes is still unknown, these changes may further delay the time it takes us to prepare applications for 501(k) clearance or the length of time required to receive 510(k) clearance. We cannot assure you that any regulatory clearances or approvals, either foreign or domestic, will be granted on a timely basis, if at all. If we are unable to obtain regulatory approvals or clearances for use of our products under development, or if the patient populations for which they are approved are not sufficiently broad, the commercial success of these products could be limited. The FDA may also limit the claims that we can make about our products.

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

We intend to market our products in international markets, including the European Union, Canada, and Japan. Approval processes differ among those jurisdictions and approval in the U.S. or any other single jurisdiction does not guarantee approval in any other jurisdiction. Obtaining foreign approvals could involve significant delays, difficulties and costs for us and could require additional clinical trials.

If the FDA or another regulatory agency determines that we have promoted off-label use of our products, we may be subject to various penalties, including civil or criminal penalties.

The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. If the FDA or another regulatory agency determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In June 2011 we received a warning letter from the FDA stating that some of our promotional materials marketed the Impella 2.5 for uses that had not been approved by the FDA. We cooperated with the FDA and made changes to our promotional materials in response to the warning letter. However, in April 2012, we received a follow up letter from the FDA stating that some of our promotional materials continued to market the Impella 2.5 in ways that are not compliant with FDA regulations. We are cooperating with the FDA in addressing its concerns. While we hope to be able to resolve this matter without incurring penalties, we may not be able to resolve it, or any similar matters that may come up in the future without facing significant consequences. Such matters could result in reduced demand for our products and would have a material adverse effect on our operations and prospects.

Off-label use of our products may result in injuries that lead to product liability suits, which could be costly to our business.

The use of our products outside the indications cleared for use, or “off-label use,” may increase the risk of injury to patients. Clinicians may use our products for off-label uses, as the FDA does not restrict or regulate a clinician’s choice of treatment within the practice of medicine. Off-label use of our products may increase the risk of product liability claims against us. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

Our current and planned clinical trials may not begin on time, or at all, and may not be completed on schedule, or at all.

In order to obtain PMA approval and in some cases, 510(k) clearance, we may be required to conduct well-controlled clinical trials designed to test the safety and effectiveness of the product. In order to conduct clinical studies, we must generally receive an investigational device exemption, or IDE, for each device from the FDA. An IDE allows us to use an investigational device in a clinical trial to collect data on safety and effectiveness that will support an application for premarket approval or 510(k) clearance from the FDA. We have received IDE approval and are conducting clinical trials for our Impella 2.5 and Portable Driver medical devices. In December 2010, we announced the termination of our Protect II study based on a futility determination at the planned interim analysis regarding the primary end-point, which we view as likely to be due to unanticipated confounding variables related to the use of rotational atherectomy in the study.

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

The results of pre-clinical studies do not necessarily predict future clinical trial results and previous clinical trial results may not be repeated in subsequent clinical trials. We may suffer delays, cost overruns and terminate manufacturing of certain of our products despite achieving promising results in pre-clinical testing or early clinical testing. In addition, the data obtained from clinical trials may be inadequate to support approval or clearance of a submission. The FDA may disagree with our interpretation of the data from our clinical trials, or may find the clinical trial design, conduct or results inadequate to demonstrate the safety and effectiveness of the product candidate. The FDA may also require us to conduct additional pre-clinical studies or clinical trials which could further delay approval of our products. If we are unable to receive FDA approval of an IDE to conduct clinical trials or the trials are halted by the FDA or others or if we are unsuccessful in receiving FDA approval of a product candidate, we would not be able to sell or promote the product candidate in the U.S., which could seriously harm our business. Moreover, we face similar risks in each jurisdiction in which we sell or propose to sell our products.

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

Beginning in January 2013, under the newly enacted healthcare reform legislation, sales of medical devices will be taxed at a rate of 2.3%. This tax will increase our cost of doing business and may hinder profitability. Additionally, the increased cost of business caused by this tax may hinder our ability to spend money on research and development of our products. We may be required to increase the prices of our devices to offset the additional cost of the tax. Increasing prices on our products will be difficult to accomplish. Medicaid and health insurance providers may place a cap on the reimbursement for purchases of our devices which will not allow us to offset the cost of the tax. We may ultimately lose customers who are unwilling or unable to pay the increased costs, which could adversely affect our business and operating results.

We must comply with healthcare “fraud and abuse” laws, and we could face substantial penalties for non-compliance and be excluded from government healthcare programs, which would adversely affect our business, financial condition and results of operations.

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights may be applicable to our business. We may be subject to healthcare fraud and abuse regulation and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

The federal healthcare program Anti-Kickback Statute, which prohibits, among other things, soliciting, receiving or providing remuneration, directly or indirectly, to induce (i) the referral of an individual, for an item or service, or (ii) the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•

Federal false claims laws which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us that promote medical devices, provide medical device management services and may provide coding and billing advice to customers;

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

State law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ in significant ways from state to state and often are not preempted by HIPAA, thus complicating compliance efforts.

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, Maine, and Minnesota, requiring reporting to state governments of gifts, compensation and other remuneration to physicians. The Physician Payments Sunshine Act, or PPSA, which was signed into law on March 23, 2010, requires manufacturers of drug, device, biologics, and medical supplies covered under Medicare, Medicaid, or State Children’s Health Insurance Program, or SCHIP, to report payments made to physicians on an annual basis to the U.S. Department of Health and Human Services, or HHS. HHS in turn will post this information on a public website. These laws all provide for penalties for non-compliance. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and reporting requirements, increases the possibility that a company may run afoul of one or more laws.

Many of these requirements are new and their application is uncertain, and regulatory guidance is limited. We could face enforcement action, fines and other penalties and could receive adverse publicity, all of which could harm our business, if it is alleged that we have failed to fully comply with such laws and regulations. Similarly, if the physicians or other providers or entities that we do business with are found not to comply with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

We depend on Impella products for a significant portion of our revenues.

We derive, and expect to continue to derive, a significant portion of our revenues from sales of our Impella products. While we cannot fully predict what level of revenues our Impella products will generate, we anticipate that Impella product sales will continue to account for a significant portion of our revenues in the foreseeable future. Implementation of our strategy depends on continued sales of our Impella products. Our ability to generate sales of our Impella products may be impaired by the factors described below:

•

our failure to obtain approvals from the FDA and foreign regulatory authorities or to comply with government regulations, or the withdrawal of market clearance or the taking of other enforcement actions;

•	lack of acceptance or continued acceptance by physicians;

•	our reliance on specialized suppliers for certain components and materials;

•	manufacturing or quality control problems;

•	our inability to protect our proprietary technologies or an infringement of others’ patents;

•	the loss of a distributor or distributor failure to perform;

•	our failure to compete successfully against our existing or potential competitors;

•	additional risks associated with selling in international markets;

•	long and variable sales and deployment cycles;

•	failure by third-party payors to provide appropriate levels of reimbursement;

•	our failure to comply with federal and state regulations; and

•	product liability claims.

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

Our customers are primarily hospitals that have limited budgets. As a result, our products compete against a broad range of medical devices and other therapies for these limited funds. Our success will depend in large part upon our ability to enhance our existing products, to develop new products to meet regulatory and customer requirements and to achieve market acceptance for our products. We believe that important competitive factors with respect to the development and commercialization of our products include the relative speed with which we can develop products, establish clinical utility, complete clinical trials and regulatory approval processes, obtain reimbursement, and supply commercial quantities of the product to the market.

Advances in medical technology, biotechnology and pharmaceuticals may reduce the size of the potential markets for our products or render those products obsolete. We are aware of other heart replacement device research efforts in the U.S., Canada, Europe and Japan. In addition, there are a number of companies; including Getinge, Thoratec Corporation, CardiacAssist, Levitronix, Jarvik Heart, HeartWare, MicroMed Technology, EvaHeart, Terumo Heart and several early-stage companies, that are developing heart assist products, including implantable left ventricular assist devices and miniaturized rotary ventricular assist devices.

If we do not effectively manage our growth, we may be unable to successfully develop, market and sell our products.

Our future revenue and operating results will depend on our ability to manage the anticipated growth of our business. We have experienced significant growth in recent years in the scope of our operations and increased the number of our employees. This growth has placed significant demands on our management as well as our financial and operations resources. In order to achieve our business objectives, we will need to continue to grow. However, continued growth presents numerous challenges, including:

•	developing our global sales and marketing infrastructure and capabilities;

•	expanding manufacturing capacity, maintaining quality and increasing production;

•	expanding our foreign regulatory compliance capabilities;

•	implementing appropriate operational, financial and IT systems and internal controls;

•	identifying, attracting and retaining qualified personnel, particularly experienced clinical staff; and

•	training, managing and supervising our personnel worldwide.

Any failure to manage our growth effectively could impede our ability to successfully develop, market and sell our products, which could seriously harm our business.

The demand for many of our products and products under development is unproven, and we may be unable to successfully commercialize our products.

Our products and products under development may not enjoy commercial acceptance or success, which could adversely affect our business and operational results. We need to create markets for our Impella micro heart pumps, AB5000, and other existing products, as well as other new or future products, including achieving market acceptance among physicians, medical centers, patients and third-party payers. In particular, we need to gain acceptance of our Impella products among interventional cardiologists, who have not previously been users of our other devices. The obstacles we will face in trying to create successful commercial markets for our products include:

•	limitations inherent in first-generation devices, and our potential inability to develop successive improvements, including increases in service life;

•	the introduction by other companies of new treatments, products and technologies that compete with our products;

•	the timing and amount of reimbursement for these products, if any, by third-party payers;

•	the potential reluctance of clinicians to obtain adequate training to use our products or to use new products;

•	the cost of our products; and

•	the potential reluctance of physicians, patients and society as a whole to accept medical devices that replace or assist the heart and risk of mechanical failure inherent in such devices.

Our future success depends in part on the development of new circulatory assist products, and our development efforts may not be successful.

We are devoting our major research and development and regulatory efforts, and significant financial resources, to the development of our Impella heart pumps, Symphony and product extensions of existing commercial products and new products. The development of new products and product extensions presents enormous challenges in a variety of areas, including blood compatible surfaces, blood compatible flow, manufacturing techniques, pumping mechanisms, physiological control, energy transfer, anatomical fit and surgical techniques. We may be unable to overcome all of these challenges, which could adversely affect our results of operations and prospects.

The commercial success of our products will require acceptance by surgeons and interventional cardiologists, a limited number of whom have significant influence over medical device selection and purchasing decisions.

We may achieve our business objectives only if our products are accepted and recommended by leading cardiovascular surgeons and interventional cardiologists, whose decisions are likely to be based on a determination by these clinicians that our products are safe and cost-effective and represent acceptable methods of treatment. Although we have developed relationships with leading cardiac surgeons, the commercial success of our Impella and other products will require that we also develop relationships with leading interventional cardiologists in cath labs, where we have not historically had a significant presence. We cannot assure you that we can maintain our existing relationships and arrangements or that we can establish new relationships in support of our products. If cardiovascular surgeons and interventional cardiologists do not consider our products to be adequate for the treatment of our target cardiac patient population or if a sufficient number of these clinicians recommend and use competing products, it would seriously harm our business.

The training required for clinicians to use our products could reduce the market acceptance of our products and reduce our revenue.

Clinicians must be trained to use our products proficiently. It is critical to the success of our business that we ensure that there are a sufficient number of clinicians familiar with, trained on and proficient in the use of our products. Convincing clinicians to dedicate the time and energy necessary to obtain adequate training in the use of our products is challenging and we may not be successful in these efforts. If clinicians are not properly trained, they may misuse or ineffectively use our products. Any improper use of our products may result in unsatisfactory outcomes, patient injury, negative publicity or lawsuits against us, any of which could harm our reputation and affect future product sales. Furthermore, our inability to educate and train clinicians to use our products may lead to inadequate demand for our products.

If we are unable to develop additional, high-quality manufacturing capacity, our growth may be limited and our business could be seriously harmed.

To be successful, we believe we will need to increase our manufacturing capacity. We do not have experience in manufacturing our Impella products in the commercial quantities that might be required to meet potential demand, nor do we have experience manufacturing our other products in large quantities. We may encounter difficulties in scaling up manufacturing of our products, including problems related to product yields, quality control and assurance, component and service availability, dependable sources of supply, adequacy of control policies and procedures and lack of skilled personnel. If we cannot hire, train and retain enough experienced and capable scientific and technical workers, we may not be able to manufacture sufficient quantities of our current or future products on-time and at an acceptable cost, which could limit market acceptance of our products or otherwise damage our business. In order for our manufacturing to meet the expected demand for our Impella 2.5 product, we have been implementing process improvements on the Impella production line at our manufacturing facility in Aachen, Germany to increase the output that we can produce at the facility. In addition to programs designed to further increase yield and capacity levels, we have expanded manufacturing employment in Aachen and relocated selected sub-assembly production to our manufacturing facility in Danvers, Massachusetts. We continue to work on initiatives to expand our Impella manufacturing capacity in both Aachen and Danvers. If we are unable to implement these process improvements on a timely basis, it could inhibit our revenue growth.

Each of our products is currently manufactured in a single location, and any significant disruption in production could impair our ability to deliver our products.

We currently manufacture our Impella heart pumps at our facility in Aachen, Germany and we manufacture our other products and certain Impella subassemblies at our facility in Danvers, Massachusetts. Events such as fire, flood, loss of electricity or other disasters could prevent us from manufacturing our products in compliance with applicable FDA and other regulatory requirements, which could result in significant delays before we restore production or commence production at another site. These delays may result in lost sales. Our insurance may not be adequate to cover our losses resulting from disasters or other business interruptions. Any significant disruption in the manufacturing of our products could seriously harm our business and results of operations.

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

Some of our suppliers may be the only source for a particular component, which makes us vulnerable to significant cost increases. We have many foreign suppliers for some of our parts in which we are subject to currency exchange rate volatility. Vendors that are the sole source of certain products may decide to limit or eliminate sales of certain components to the medical industry due to product liability or other concerns and we might not be able to find a suitable replacement for those products. Our inventory may run out before we find alternative suppliers and we might be forced to purchase substantial inventory, if available, to last until we qualify an alternate supplier. If we cannot obtain a necessary component, we may need to find, test and obtain regulatory approval or clearance for a replacement component, produce the component ourselves or redesign the related product, which would cause significant delay and could increase our manufacturing costs. Any of these events could adversely impact our results of operations.

General economic and political conditions could have a material adverse effect on our business.

External factors can affect our profitability and financial condition. Such external factors include general domestic and global economic conditions, such as interest rates, tax rates and factors affecting global economic stability, and the political environment regarding healthcare in general. While the economic environment has shown some signs of improvement, the strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our business. For example, an increase in interest rates could result in an increase in our borrowing costs and could otherwise restrict our ability to access the capital markets. Negative conditions in the credit and capital markets could impair our ability to access the financial markets for working capital or other funds, and could negatively impact our ability to borrow. Such conditions could result in decreased liquidity and impairments in the carrying value of our investments, and could adversely affect our results of operations and financial condition. These and other conditions could also adversely affect our customers, and may impact their ability or decision to purchase our products or make payments on a timely basis.

We do business with foreign governments outside the United States. A number of these countries, including certain European countries, have experienced deterioration in credit and economic conditions. These conditions have resulted in, and may continue to result in, a reduction in the number of procedures that use our products and an increase in the average length of time that it takes to collect accounts receivable outstanding in these countries. In addition, we have been and may continue to be impacted by declines in sovereign credit ratings or sovereign defaults in these countries.

We may not be successful in expanding our direct sales activities into international markets.

We are seeking to expand our international sales of our products by recruiting direct sales and support teams outside the U.S. Our international operations in Germany, France, Canada, and the United Kingdom will be subject to a number of risks, which may vary from the risks we experience in the U.S., including:

•	the need to obtain regulatory approvals in foreign countries before our products may be sold or used;

•	the need to procure reimbursement for our products in each foreign market;

•	the generally lower level of reimbursement available in foreign markets relative to the U.S.;

•	longer sales cycles;

•	limited protection of intellectual property rights;

•	difficulty in collecting accounts receivable;

•	different income tax and sales tax environments;

•	difficulty in supporting patients using our products;

•	fluctuations in the values of foreign currencies; and

•	political and economic instability.

If we are unable to effectively expand our sales activities in international markets, our results of operations could be negatively impacted.

We intend to expand our reliance on distributors in some international markets and poor performance by a distributor could reduce our sales and harm our business.

We rely on distributors to market and sell our products in parts of Europe, Asia, South America, the Middle East and Australia. Many of these distributors have the exclusive right to distribute our products in their territory. We may hire distributors to market our products in additional international markets. Our success in these markets will depend almost entirely upon the efforts of our distributors, over whom we have little or no control. If a distributor does not market and sell our products aggressively, we could lose sales and impair our ability to compete in that market. We are also subject to credit risk associated with shipments to our distributors and this could negatively impact our financial condition and liquidity in the future.

Many of our customer relationships outside of the United States are, either directly or indirectly, with governmental entities, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws outside the United States.

The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Many of our customer relationships outside of the United States are, either directly or indirectly, with governmental entities and are therefore subject to such anti-bribery laws. Although our corporate policies mandate compliance with these anti-bribery laws, we operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business, results of operations and financial condition.

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

At March 31, 2012, we had federal and state net operating loss, or NOL, carryforwards of approximately $191.2 million and $83.3 million, respectively, which expire in varying years from fiscal 2013 through fiscal 2032. During the year ended March 31, 2012, state NOL carryforwards of approximately $59.4 million expired. Additionally, at March 31, 2012, we had federal and state research and development credit carryforwards of approximately $10.7 million and $5.2 million, respectively, which expire in varying years from fiscal 2013 through fiscal 2032.

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our net deferred tax assets and liabilities. Additionally, the future utilization of our NOL and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership changes that have occurred previously or that could occur in the future. Ownership changes, as defined in Section 382 of the Internal Revenue Code, can limit the amount of NOLs and research and development credit carry forwards that a company can use each year to offset future taxable income and taxes payable. We completed a Section 382 study and analysis in fiscal 2008 to determine whether changes in the composition of our stockholders, including our acquisition of Impella and our public offering, resulted in an ownership change for purposes of Section 382. We believe that all of our federal and state NOLs are available for carryforward to future tax periods, subject to the statutory maximum carryforward limitation of any annual NOL. Any future potential limitation to all or a portion of the NOL or research and development credit carryforwards, before they can be utilized, would reduce our gross deferred tax assets. We plan to monitor subsequent ownership changes, which could impose limitations in the future. In addition, foreign jurisdictions have rules that may limit our ability to utilize net operating loss carryforwards against taxable income in those jurisdictions.

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

Our intellectual property rights are and will continue to be a critical component of our success. A substantial portion of our intellectual property rights relating to the Impella products, AB5000, BVS 5000, and other products under development is in the form of trade secrets, rather than patents. Unlike patents, trade secrets are only recognized under applicable law if they are kept secret by restricting their disclosure to third parties. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with employees, consultants and other parties. However, certain consultants and third parties with whom we have business relationships, and to whom in some cases we have disclosed trade secrets and other proprietary knowledge, may also provide services to other parties in the medical device industry, including companies, universities and research organizations that are developing competing products. In addition, some of our former employees who were exposed to certain of our trade secrets and other proprietary knowledge in the course of their employment may seek employment with, and become employed by, our competitors. We cannot be assured that consultants, employees and other third parties with whom we have entered into confidentiality agreements will not breach the terms of such agreements by improperly using or disclosing our trade secrets or other proprietary knowledge, that we will have adequate remedies for any such breach, or that our trade secrets will not become known to or be independently developed by our competitors. The loss of trade secret protection for technologies or know-how relating to our product portfolio and products under development could adversely affect our business and our prospects.

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

Companies in the medical device industry typically obtain patents and frequently engage in substantial intellectual property litigation. Our products and technologies could infringe on the rights of others. If a third-party successfully asserts a claim for infringement against us, we may be liable for substantial damages, be unable to sell products using that technology, or have to seek a license or redesign the related product. These alternatives may be uneconomical or impossible. Intellectual property litigation could be costly, result in product development delays and divert the efforts and attention of management from our business.

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

Government regulations require us to track materials used in the manufacture of our products, so that if a problem is identified in one product it can be traced to other products that may have the same problem. An identified quality problem may require reworking or scrapping related inventory and recalling previous shipments. Because a malfunction in our products can be life-threatening, we may be required to recall and replace, free of charge, products already in the marketplace. Any quality problem could cause us to incur significant expenses, lead to significant write-offs, injure our reputation and harm our business and financial results.

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

Because some of our international sales are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign currency exchange rates, primarily the Euro and British Pound. At present, we do not hedge our exposure to foreign currency fluctuations. As a result, sales and expenses occurring in the future that are denominated in foreign currencies may be translated into U.S. dollars at less favorable rates, resulting in reduced revenues and earnings.

Risks Related to Our Common Stock

The market price of our common stock is volatile.

The market price of our common stock has fluctuated widely and may continue to do so. For example, from March 31, 2011 to March 31, 2012, the price of our stock ranged from a low of $9.98 per share to a high of $24.74 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

Our certificate of incorporation and Delaware law could make it more difficult for a third-party to acquire us and may prevent our stockholders from realizing a premium on our stock.

Provisions of our certificate of incorporation and Delaware General Corporation Law may make it more difficult for a third-party to acquire us, even if doing so would allow our stockholders to receive a premium over the prevailing market price of our stock. Those provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control which could negatively affect our stock price.

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

In addition, we have certain rights to terminate the lease early, subject to the payment of a specified termination fee based on the timing of the termination, as further outlined in the lease amendment. This facility encompasses most of our U.S. operations, including research and development, manufacturing, sales and marketing and general and administrative departments.

Our European headquarters are located in Aachen, Germany in a leased facility of approximately 33,000 square feet. Our current lease expires in December 2012. We are in preliminary discussions with our landlord regarding the possible renewal of the lease. The building houses most of the manufacturing operations for our Impella product line as well as certain research and development functions and the sales, marketing and general and administrative functions for most of our product lines sold in Europe and the Middle East.

We lease a small office in Paris, France, which focuses on the sales and marketing of our product lines sold in France.

In July 2008, we entered into a lease agreement providing for the lease of a 33,000 square foot manufacturing facility in Athlone, Ireland. The lease agreement was for a term of 25 years, commencing on July 18, 2008. We relocated the production equipment from our Athlone, Ireland manufacturing facility to our Aachen and Danvers facilities and vacated the Athlone facility in the first quarter of fiscal 2011. In March 2011, we terminated our lease agreement in Athlone and paid a termination fee of approximately $0.8 million as a result of the early termination.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common stock is traded on the Nasdaq Global Market under the symbol “ABMD.” The following table sets forth the range of high and low sales prices per share of common stock, as reported by the Nasdaq Global Market for our two most recent fiscal years:

	High	Low
Fiscal Year Ended March 31, 2011
First Quarter	$10.46	$8.50
Second Quarter	11.73	8.63
Third Quarter	12.25	8.97
Fourth Quarter	15.05	9.42

	High	Low
Fiscal Year Ended March 31, 2012
First Quarter	$19.19	$14.04
Second Quarter	17.37	10.05
Third Quarter	21.50	9.98
Fourth Quarter	24.74	17.09

Number of Stockholders

As of May 25, 2012, we had approximately 610 holders of record of our common stock and there were approximately 10,019 beneficial holders of our common stock. Many beneficial holders hold their stock through depositories, banks and brokers included as a single holder in the single “street” name of each respective depository, bank, or broker.

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

Performance Graph

The following graph compares the yearly change in the cumulative total stockholder return for our last five full fiscal years, based upon the market price of our common stock, with the cumulative total return on a Nasdaq Composite Index (U.S. Companies) and a peer group, the Nasdaq Medical Equipment-SIC Code 3840-3849 Index, which is comprised of medical equipment companies, for that period. The performance graph assumes the investment of $100 on March 31, 2007 in our Common Stock, the Nasdaq Composite Index (U.S. Companies) and the peer group index, and the reinvestment of any and all dividends.

Cumulative Total Return ($)

	3/31/2007	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012
ABIOMED, Inc	100	96.19	35.87	75.55	106.37	162.45
Nasdaq Composite Index	100	94.11	63.12	99.02	114.84	127.66
Nasdaq Medical Equipment SIC Code 3840-3849	100	82.91	41.56	77.93	94.54	74.40

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

Transfer Agent

American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038, is our stock Transfer Agent.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

	Fiscal Years Ended March 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenue:
Products	$125,286	$99,837	$84,765	$72,512	$58,322
Funded research and development	1,089	1,314	948	698	619

	126,375	101,151	85,713	73,210	58,941

Costs and expenses:
Cost of product revenue	24,507	21,977	22,529	20,437	15,065
Research and development	27,159	26,677	25,954	25,328	24,917
Selling, general and administrative	71,711	62,287	60,837	55,357	52,658
Arbitration decision	—	—	—	—	1,206
Amortization of intangible assets	1,478	1,395	1,469	1,606	1,582

	124,855	112,336	110,789	102,728	95,428

Income (loss) from operations	1,520	(11,185)	(25,076)	(29,518)	(36,487)

Other income (expense):
Investment (expense) income, net	(3)	9	373	(1,404)	1,625
Gain on sale of WorldHeart stock	—	456	6,389	313	—
Gain on settlement of investment	1,017	—	—	—	—
Change in fair value of WorldHeart note receivable and warrant	—	—	—	—	(5,000)
Other income (expense), net	9	(143)	(39)	(236)	(541)

	1,023	322	6,723	(1,327)	(3,916)

Income (loss) before income tax provision	2,543	(10,863)	(18,353)	(30,845)	(40,403)
Income tax provision	1,048	892	671	752	527

Net income (loss)	$1,495	$(11,755)	$(19,024)	$(31,597)	$(40,930)

Basic net income (loss) per share	$0.04	$(0.32)	$(0.52)	$(0.91)	$(1.26)
Basic weighted average shares outstanding	38,374	37,167	36,875	34,882	32,465
Diluted net income (loss) per share	$0.04	$(0.32)	$(0.52)	$(0.91)	$(1.26)
Diluted weighted average shares outstanding	40,172	37,167	36,875	34,882	32,465

Balance Sheet Data:
Cash, cash equivalents, and short and long term marketable securities	$77,223	$60,312	$58,265	$60,900	$38,299
Working capital	88,124	62,394	64,604	70,910	52,027
Total assets	153,911	131,588	129,570	135,958	118,031
Stockholder’s equity	126,297	104,743	107,956	115,983	93,594

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of mechanical circulatory support devices and we offer a continuum of care in heart recovery to heart failure patients. We develop, manufacture and market proprietary products that are designed to enable the heart to rest, heal and recover by improving blood flow and/or performing the pumping function of the heart. Our products are used in the cardiac catheterization lab, or cath lab, by interventional cardiologists and in the heart surgery suite by heart surgeons for patients who are in need of hemodynamic support prophylactically or emergently before, during or after angioplasty or heart surgery procedures. We believe heart recovery is the optimal clinical outcome for patients experiencing heart failure because it restores their quality of life. In addition, we believe that for the care of such patients, heart recovery is the most cost-effective solution for the healthcare system.

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

In December 2011, we announced a new higher flow Impella device, named Impella cVAD. The Impella cVAD is implanted via the femoral artery and provides peak flow of approximately four liters of blood per minute. We received CE mark approval in April 2012. We will launch the Impella cVAD commercially in Europe in early fiscal 2013. This product is not currently approved by the FDA for sale in the U.S. We expect the Impella cVAD to receive 510(k) clearance and be commercially available in the U.S. in the second half of fiscal 2013.

In addition, we are currently conducting initial patient use trials outside of the U.S. of the Impella RP. The Impella RP is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of flow and is intended to provide the flow and pressure needed to compensate for right heart failure. This product is not currently available for sale in the U.S.

Revenues from our other heart recovery products, largely focused on the heart surgery suite, have been lower recently as we have strategically shifted our sales and marketing efforts towards our Impella products and the cath lab. We expect revenues during fiscal 2013 from our non-Impella business, including BVS and AB5000, will continue to decrease as we continue to focus on our Impella products.

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

For the year ended March 31, 2012, we recognized net income of $1.5 million. With the exception of fiscal 2012, we have incurred net losses since our inception. Even though we were profitable in fiscal 2012, we may incur additional losses in the future as we continue to invest in research and development related to our products, conduct clinical studies and registries on our products, expand our commercial infrastructure and invest in new markets such as Japan.

Critical Accounting Policies and Estimates

Significant Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, collectability of receivables, realizability of inventory, goodwill and intangible assets, valuation of long-lived assets, accrued expenses, warranty provisions, stock-based compensation, income taxes including the valuation allowance for deferred tax assets, contingencies and litigation. Provisions for depreciation are based on their estimated useful lives using the straight-line method. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue from product sales to customers is deferred until all elements of the sale have been delivered. All costs related to product shipment are recognized at time of shipment. We do not provide for rights of return to customers on our product sales and therefore do not record a provision for returns.

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

Goodwill

We evaluate goodwill for impairment at least annually using forecasts of discounted future cash flows. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and our evaluation of goodwill for impairment. Should the fair value of goodwill decline because of reduced operating performance, market declines, delays in regulatory approval, other indicators of impairment, or as a result of changes in the discount rate, charges for impairment of goodwill may be necessary. We performed our annual impairment review for fiscal 2012 as of October 31, 2011 and determined that no write-down for impairment of goodwill was required as the fair value of the reporting unit substantially exceeded the carrying value. The carrying amount of goodwill at March 31, 2012 was $36.8 million.

Stock-Based Compensation

We record stock-based compensation in our statements of operations based on the fair value method. This expense is determined after consideration of several significant judgments and estimates, including the probable outcome for awards with a performance condition or conditions. The fair value of stock option grants is estimated using the Black-Scholes option pricing model, which requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated based on historical volatility of our stock. The calculation of the fair value of the options is net of estimated forfeitures. The expected term of options represents the period of time that options granted are expected to be outstanding. We estimate the expected term of options based on historical exercise experience and estimates of future exercises of unexercised options. Forfeitures are estimated based on an analysis of actual option forfeitures, adjusted to the extent historic forfeitures may not be indicative of forfeitures in the future. In addition, an expected dividend yield of zero is used in the option valuation model because we do not pay dividends and do not expect to pay any dividends in the foreseeable future.

For awards with service conditions only, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with service and performance conditions, we recognize compensation costs using the graded vesting method over the requisite service period. Accruals of compensation cost for awards with performance conditions are based on the probable outcome of the performance conditions. The cumulative effects of changes in the probability outcomes are recorded in the period in which the changes occur.

Income Taxes

Our provision for income taxes is composed of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and net operating loss carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse.

We regularly assess our ability to realize our deferred tax assets. Assessments of the realization of deferred tax assets require that management consider all available evidence, both positive and negative, and make significant judgments about many factors, including the amount and likelihood of future taxable income. Based on the available evidence and uncertainties surrounding our ability to generate future taxable income, we have recorded valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realizable as of March 31, 2012 and 2011.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax laws, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. We accrue for the effects of uncertain tax positions and the related potential penalties and interest.

Recently Adopted Accounting Standards

In April 2011, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, pertaining to the accounting for revenue arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of vendor-specific objective evidence or third-party evidence of the selling prices, we allocate consideration to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. The new accounting standard supersedes the prior multiple element revenue arrangement accounting rules that we previously used. The adoption of this update did not have a material impact on our revenue recognition policy

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 was effective for us on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

New Accounting Standards Not Yet Adopted

In June 2011, the FASB, issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. We will adopt this standard in the first quarter of fiscal 2013. We have not yet determined which method of presentation we will use but we do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income, or AOCI in both net income and other comprehensive income, or OCI on the face of the financial statements. Companies are still required to present reclassifications in AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. The ASU also defers the requirement to report reclassification adjustments in interim periods. ASU 2011-12 will be effective for us at the beginning of fiscal 2013. We do not expect the adoption of this new accounting standard to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment. ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:

	Year Ended March 31,
	2012	2011	2010
Revenues:
Product	99.1%	98.7%	98.9%
Funded research and development	0.9	1.3	1.1

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product revenue	19.4	21.7	26.3
Research and development	21.5	26.4	30.3
Selling, general and administrative	56.7	61.6	71.0
Amortization of intangible assets	1.2	1.4	1.7

Total costs and expenses	98.8	111.1	129.3

Income (loss) from operations	1.2	(11.1)	(29.3)

Other income (expense):
Investment income, net	—	—	0.4
Gain on settlement of investment	0.8	0.5	7.5
Other expense, net	—	(0.1)	—

	0.8	0.4	7.9

Income (loss) before income tax provision	2.0	(10.7)	(21.4)
Income tax provision	0.8	0.9	0.8

Net income (loss)	1.2%	(11.6)%	(22.2)%

Fiscal Years Ended March 31, 2012 and March 31, 2011 (“fiscal 2012” and “fiscal 2011”)

Revenue

Our revenues are comprised of the following:

	Year Ended March 31,
	2012	2011
	(in $000’s)
Impella product revenue	$106,925	$78,230
Other products	11,088	15,751
Service and other revenue	7,273	5,856

Total product revenues	125,286	99,837
Funded research and development	1,089	1,314

Total revenues	$126,375	$101,151

Impella product revenue encompasses Impella 2.5, Impella 5.0, and Impella LD product sales. Other product revenue includes AB5000, BVS5000 and cannulae product sales. Service and other revenue represents revenue earned on service contracts and maintenance calls.

Total revenues for fiscal 2012 increased by $25.2 million, or 25%, to $126.4 million from $101.2 million for fiscal 2011. The increase in total revenue was primarily due to higher Impella revenue due to greater utilization in the U.S.

Impella product revenues for fiscal 2012 increased by $28.7 million, or 37%, to $106.9 million from $78.2 million for fiscal 2011. Most of our Impella revenue was from disposable product sales of Impella 2.5 in the U.S., as we focus on controlled rollouts for new sites and increasing utilization of these products through continued investment in our sales force and physician training.

Other product revenues for fiscal 2012 decreased by $4.7 million or 30%, to $11.1 million from $15.8 million for fiscal 2011. The decrease in other revenue was due to a decline in BVS and AB5000 disposable sales. We expect that BVS and AB5000 revenue will continue to decline in fiscal 2013 as we focus our sales efforts in the surgical suite on Impella 5.0 and LD.

Service and other revenue for fiscal 2012 increased by $1.4 million, or 24%, to $7.3 million from $5.9 million for fiscal 2011. The increase in service revenue was primarily due to an increase in service contracts, primarily for Impella consoles.

Cost of Product Revenue

Cost of product revenue for fiscal 2012 increased by $2.5 million or 12%, to $24.5 million from $22.0 million for fiscal 2011. Gross margin for fiscal 2012 was 81% compared to 78% for fiscal 2011. The increase in gross margin was primarily due to higher reorders of Impella product disposable pumps and improved manufacturing efficiency.

Research and Development Expenses

Research and development expenses for fiscal 2012 increased by $0.5 million, or 2%, to $27.2 million from $26.7 million in fiscal 2011. The increase in research and development expenses was due to an increase in spending on product development initiatives associated with Impella RP, Impella cVAD and Symphony, and was partially offset by a decrease in clinical trial expenditures as we completed our work associated with the Protect II trial for the Impella 2.5. Research and development expenses for fiscal 2012 and 2011 included $4.9 million and $8.8 million, respectively, in clinical trial costs primarily associated with our Impella 2.5 U.S. trials. We expect research and development expenses to increase slightly in fiscal 2013 as we continue to focus on product development initiatives associated with Impella RP, Impella cVAD and Symphony.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2012 increased by $9.4 million, or 15%, to $71.7 million from $62.3 million in fiscal 2011. The increase in selling, general and administrative expenses was primarily due to an increased field headcount as we concentrated our commercial efforts in the U.S. and increased spending on marketing initiatives as we continued to educate physicians on the benefits of hemodynamic support.

We expect to increase our expenditures on sales and marketing activities in fiscal 2013, with particular investments in clinical personnel with cath lab expertise. We also plan to increase our marketing, service, and training investments to support the efforts of the sales and field clinical teams to drive recovery awareness for acute heart failure patients.

Amortization of Intangibles

Amortization of intangible assets for fiscal 2012 decreased by $0.1 million, or 6%, to $1.5 million from $1.4 million for fiscal 2011. Amortization primarily relates to specifically identified assets from the Impella acquisition. We expect to amortize the remaining net book value of our intangible assets, totaling $0.1 million, during fiscal 2013.

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

Gain on Settlement of Investment

In December 2011, we received $1.0 million in proceeds in conjunction with a settlement agreement on an investment.

Income Tax Provision

During fiscal 2012 and 2011, we recorded a provision for income taxes of $1.0 million and $0.9 million, respectively. The income tax provision is primarily due to a deferred tax liability related to a difference in accounting for our goodwill, which is amortizable over 15 years for tax purposes but not amortized for book purposes. We have also recorded $0.2 million in income taxes in fiscal 2012 for income taxes in Germany that we expect to pay in cash as they are not expected to be offset by our net operating loss carryforwards in Germany.

Net Income (Loss)

During fiscal 2012, we incurred net income of $1.5 million, or $0.04 per basic and diluted share compared to a net loss of $11.8 million, or $0.32 per share, for the prior fiscal year. The increase in the net income in fiscal 2012 compared to the net loss in fiscal 2011 was due primarily to increased Impella sales due to greater demand in the U.S. The profitability we achieved in the year ended March 31, 2012 may not be indicative of sustained profitability and we may incur losses from operations in future periods. Any losses incurred in the future may result primarily from, among other things, the expansion of our global distribution network, investment in other foreign markets, the introduction of the U.S. medical device tax and ongoing product development.

Fiscal Years Ended March 31, 2011 and March 31, 2010 (“fiscal 2011” and “fiscal 2010”)

Revenue

Our revenues are comprised of the following:

	Year Ended March 31,
	2011	2010
	(in $000’s)
Impella products	$78,230	$58,582
Other products	15,751	22,102
Service and other revenue	5,856	4,081

Total product revenues	99,837	84,765
Funded research and development	1,314	948

Total revenues	$101,151	$85,713

Total revenues for fiscal 2011 increased by $15.5 million, or 18%, to $101.2 million from $85.7 million for fiscal 2010. The increase in product revenue was primarily due to an increase in Impella revenue due to greater demand in the U.S. for the Impella 2.5 and 5.0, offset by a decrease in our other non-Impella revenue, primarily related to BVS and AB5000.

Impella product revenues for fiscal 2011 increased by $19.6 million, or 34%, to $78.2 million from $58.6 million for fiscal 2010. Most of our Impella revenue was from disposable product sales of Impella 2.5 as we focused on increasing utilization of Impella 2.5 through continued sales force and physician training. We also generated sales of Impella 5.0 and Impella LD in the U.S. in fiscal 2011 through the expansion of these applications in the surgery suite following 510(k) clearance for these products received in April 2009.

Other product revenues for fiscal 2011 decreased by $6.3 million or 29%, to $15.8 million from $22.1 million for fiscal 2010. The decrease in other revenue was due to a decline in BVS and AB5000 disposable sales.

Service and other revenue for fiscal 2011 increased by $1.8 million, or 43%, to $5.9 million from $4.1 million for fiscal 2010. The increase in service revenue was primarily due to an increase in service contracts, primarily for Impella consoles.

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

Amortization of Intangibles

Amortization of intangible assets decreased by $0.1 million, or 6%, to $1.4 million from $1.5 million for fiscal 2010. Amortization primarily relates to specifically identified assets from the Impella acquisition.

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

Liquidity and Capital Resources

At March 31, 2012, our cash, cash equivalents and short-term marketable securities totaled $77.2 million, an increase of $16.9 million compared to $60.3 million in cash, cash equivalents and short-term marketable securities at March 31, 2011. We believe that our revenue from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months, exclusive of activities involving any future acquisitions of products or companies that complement or augment our existing line of products.

Our primary liquidity needs are to fund the expansion of our commercial infrastructure in the U.S., increase our Impella manufacturing capacity, increase our inventory levels in order to meet increasing customer demand for Impella in the U.S., fund new product development and provide for general working capital needs. Through March 31, 2012, we have funded our operations principally from product sales and through the sale of equity securities. We also generate cash through funded research and development revenue.

Marketable securities at March 31, 2012 consist of $71.2 million held in funds that invest solely in U.S. Treasury securities. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets. We continue to monitor our cash position closely and currently only invest excess cash in short term U.S. treasury securities.

During the year ended March 31, 2012, net cash provided by operating activities was $3.6 million, compared to $1.6 million during the prior year. The increase in cash provided by operations was primarily attributable to the net improvement of $13.3 million reflected in our net income of $1.5 million for fiscal 2012 compared to our net loss of $11.8 million in fiscal 2011, offset by changes in assets and liabilities used which consist of a $4.7 million increase in cash used for inventories in order to meet the increased customer demand for Impella in the U.S., a $3.4 million increase in cash used for accounts receivable due to increases in sales during the fourth quarter of fiscal 2012 and a $4.1 increase in cash used for accounts payable and accrued expenses primarily related to the closeout of the Protect II study and timing of payments. In addition, net cash provided by operating activities was impacted by changes in non-cash adjustments of a $2.4 million increase in stock-based compensation and a $0.4 million increase in depreciation and amortization expense, offset by a $1.0 million gain on settlement of an investment and a $0.9 million decrease in write-downs of inventory.

During the year ended March 31, 2012, net cash used for investing activities was $17.5 million, compared to $2.4 million during the prior year. The increase in cash used for investing activities was primarily attributable to a $15.7 million increase in net purchases of short-term securities, offset by $1.0 million cash proceeds from settlement of an investment.

During the year ended March 31, 2012, net cash provided by financing activities was $14.7 million, compared to $1.4 million during the prior year. The increase in cash provided by financing activities was primarily attributable to a $13.2 million increase in proceeds from the exercise of stock options.

Capital expenditures for fiscal 2013 are estimated to be $3.0 to $4.0 million, which relate primarily to capital expenditures for manufacturing capacity increases for Impella, leasehold improvements and software development projects.

Cash and cash equivalents held by our foreign subsidiaries totaled $3.0 million and $2.4 million at March 31, 2012 and March 31, 2011, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Our liquidity is influenced by our ability to sell our products in a competitive industry and our customers’ ability to pay for our products. Factors that may affect liquidity include our ability to penetrate the market for our products, maintain or reduce the length of the selling cycle, and collect cash from clients after our products are sold. We continue to review our long-term cash needs on a regular basis. At March 31, 2012, we had no long-term debt outstanding.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at March 31, 2012 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Fiscal Year (in $000’s)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease commitments	$4,218	$1,473	$1,827	$790	$128
Contractual obligations (1)	5,248	504	2,044	2,700	—

Total obligations	$9,466	$1,977	$3,871	$3,490	$128

(1)	Contractual obligations represent future cash commitments and expected liabilities under agreements with third parties, primarily for research and development activities, such as clinical trials.

We have no long-term debt, capital leases or other material commitments for open purchase orders and clinical trial agreements at March 31, 2012 other than those shown in the table above.

Our operating lease for our facility in Danvers, Massachusetts expires on February 28, 2016. Monthly rent is as follows:

•	The base rent for November 2008 through June 2010 was $40,000 per month;

•	The base rent for July 2010 through February 2014 is $64,350 per month; and

•	The base rent for March 2014 through February 2016 will be $66,000 per month.

In addition, we have certain rights to terminate the lease early, subject to the payment of a specified termination fee based on the timing of the termination, as further outlined in the lease amendment.

We have a lease for our European headquarters in Aachen, Germany. The lease payments are approximately 36,000€ (Euro) (approximately U.S. $50,000 at March 31, 2012 exchange rates) per month and the lease term expires in December 2012.

We are also party to a license agreement related to certain circulatory care device patents and know-how. Under this agreement, we would be obligated to pay up to $3.0 million in cash or stock, if certain development and regulatory milestones are achieved This amount has not been included in the contractual obligations table above due to the uncertainty related to the successful achievement of these milestones.

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

We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements at March 31, 2012.

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

Primary Market Risk Exposures

Our cash, cash equivalents and short-term marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Marketable securities at March 31, 2012 consist of $71.2 million held in funds that invest solely in U.S. Treasury securities. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2012, we believe the decline in fair market value of our investment portfolio would be immaterial.

Currency Exchange Rates

We have foreign currency exposure to exchange rate fluctuations and particularly with respect to the Euro and British pound. Therefore, our investment in our subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive (loss) income component of stockholders’ equity. Had a 10% depreciation in foreign currency exchange rates occurred relative to the U.S. dollar as of March 31, 2012, the result would have been a reduction of stockholders’ equity of approximately $3.8 million.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2012, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the fourth quarter of our fiscal year ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

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

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements for the year ended March 31, 2012, included in this annual report, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report is set forth below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ABIOMED, Inc.

Danvers, Massachusetts

We have audited the internal control over financial reporting of ABIOMED, Inc. and subsidiaries (the “Company”) as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2012 of the Company and our report dated June 4, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

June 4, 2012

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

The information required by Item 14 of Form 10-K is incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year end captioned:

•	“Audit and Other Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The financial statements from our Annual Report for our fiscal year ending March 31, 2012 are attached hereto.

(2)	Consolidated financial statement schedule

Schedule II: Valuation and Qualifying Accounts

(3)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

2.1	Share Purchase Agreement for the acquisition of Impella Cardio Systems AG, dated April 26, 2005.		8-K	May 16, 2005	2.1

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock—filed as Exhibit 3.3 to the 1997 Registration Statement.*		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

10.1*	Form of Indemnification Agreement for Directors and Officers.		S-1	June 5, 1987	10.13

10.2*	1992 Combination Stock Option Plan.		10-Q	October 27, 1995	10.2

10.3*	Amendment to 1992 Combination Stock Option Plan.		10-Q	October 14, 1997	10.2

10.4*	1988 Employee Stock Purchase Plan, as amended.		10-Q	February 8, 2005	10.11

10.5*	1989 Non-Qualified Stock Option Plan for Non-Employee Directors.		10-Q	October 27, 1995	10.1

10.6*	1998 Equity Incentive Plan.		10-Q/A	January 8, 1999	10

10.7*	2000 Stock Incentive Plan Agreement, as amended.		Schedule 14A	July 15, 2005	Appendix A

10.8*	Form of Abiomed, Inc. Non-Statutory Stock Option Agreement for the 2000 Stock Incentive Plan for Directors.		10-Q	February 9, 2006	10.16

10.9*	Form of Abiomed, Inc. Non-Statutory Stock Option Agreement for the 2000 Stock Incentive Plan for Employees or Consultants.		10-Q	February 9, 2006	10.17

10.10*	Amended and Restated 2008 Stock Incentive Plan.		10-K	June 2, 2011	10.10

10.11*	Form of Non-Statutory Stock Option Agreement for Employees and Consultants under 2008 Stock Incentive Plan.		8-K	August 18, 2008	10.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.12*	Form of Non-Statutory Stock Option Agreement for Non-Employee Directors under 2008 Stock Incentive Plan.		8-K	August 18, 2008	10.2

10.13*	Form of Restricted Stock Agreement under 2008 Stock Incentive Plan.		8-K	August 18, 2008	10.3

10.14*	Form of Change of Control Agreement.		8-K	August 18, 2008	10.4

10.15*	Employment Agreement of Michael R. Minogue dated April 5, 2004 (including Change in Control Agreement).		10-Q	August 9, 2004	10.10

10.16*	Amendment to Employment Agreement with Michael R. Minogue dated December 31, 2008.		10-Q	February 9, 2009	10.1

10.17*	Amendment to Change in Control Agreement with Michael R. Minogue dated December 31, 2008.		10-Q	February 9, 2009	10.1

10.18*	Inducement stock option granted to Michael R. Minogue dated April 5, 2004.		10-Q	August 9, 2004	10.11

10.19*	Restricted Stock Agreement between Abiomed, Inc. and Michael R. Minogue.		10-Q	October 9, 2005	10.15

10.20*	Offer Letter with Robert L. Bowen dated December 15, 2008.		8-K	December 22, 2008	99.2

10.21*	Offer letter with David Weber dated April 23, 2007		10-Q	August 9, 2007	10.1

10.22*	Summary of Executive Compensation.	X

10.23*	Summary of Director Compensation.	X

10.24*	Form of Employment, Nondisclosure and Non Competition Agreement.		10-K	June 14, 2006	10.20

10.25	Facility Lease dated January 8, 1999 for the premises at 22 Cherry Hill Drive.		10-Q	February 12, 1999	10

10.26	First Amendment to Lease Agreement dated June 27, 2008 between Abiomed, Inc. and Leo C. Thibeault, Jr., Trustee of The Thibeault Nominee Trust.		8-K	July 2, 2008	10.1

10.27*	Form of Performance Share Award (Performance and Time Based RSU).		10-Q	August 5, 2011	10.1

10.28*	Form of Performance Share Award (Time Based RSU).		10-Q	August 5, 2011	10.2

11.1	Statement regarding computation of Per Share Earnings (see Note 2, Notes to Consolidated Financial Statements).	X

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	X

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer.	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

101	The following financial information from the ABIOMED, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2012, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements.**	X

*	Management contract or compensatory plan.
**	The information contained in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and regardless of any general incorporation language in such filing, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABIOMED, Inc.

Dated: June 4, 2012	By	/s/ ROBERT L. BOWEN
Robert L. Bowen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MICHAEL R. MINOGUE Michael R. Minogue	Chief Executive Officer, President and Chairman (Principal Executive Officer)	June 4, 2012

/S/ ROBERT L. BOWEN Robert L. Bowen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 4, 2012

/S/ W. GERALD AUSTEN W. Gerald Austen	Director	June 4, 2012

/S/ LOUIS E. LATAIF Louis E. Lataif	Director	June 4, 2012

/S/ DOROTHY E. PUHY Dorothy E. Puhy	Director	June 4, 2012

/S/ MARTIN P. SUTTER Martin P. Sutter	Director	June 4, 2012

/S/ HENRI A. TERMEER Henri A. Termeer	Director	June 4, 2012

/S/ PAUL THOMAS Paul Thomas	Director	June 4, 2012

ABIOMED, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ABIOMED, Inc.

Danvers, Massachusetts

We have audited the accompanying consolidated balance sheets of ABIOMED, Inc. and subsidiaries (the “Company”) as of March 31, 2012, and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ABIOMED, Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 4, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

June 4, 2012

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$5,990	$5,831
Short-term marketable securities	71,233	54,481
Accounts receivable, net	20,458	15,376
Inventories	11,142	7,505
Prepaid expenses and other current assets	1,716	1,544

Total current assets	110,539	84,737
Property and equipment, net	6,378	6,273
Intangible assets, net	115	1,632
Goodwill	36,846	38,946
Other long-term assets	33	—

Total assets	$153,911	$131,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,910	$6,283
Accrued expenses	12,480	14,078
Deferred revenue	3,025	1,982

Total current liabilities	22,415	22,343
Long-term deferred tax liability	4,799	4,010
Other long-term liabilities	400	492

Total liabilities	27,614	26,845

Commitments and contingencies (Note 10)

Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized—1,000,000 shares; Issued and outstanding—none
Common stock, $.01 par value	393	377
Authorized—100,000,000 shares; Issued—39,323,708 shares at March 31, 2012 and 37,756,719 shares at March 31, 2011;
Outstanding—39,272,754 shares at March 31, 2012 and 37,705,765 shares at March 31, 2011
Additional paid in capital	401,771	379,218
Accumulated deficit	(273,275)	(274,770)
Treasury stock at cost—50,954 shares	(827)	(827)
Accumulated other comprehensive (loss) income	(1,765)	745

Total stockholders’ equity	126,297	104,743

Total liabilities and stockholders’ equity	$153,911	$131,588

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Years Ended March 31,
	2012	2011	2010
Revenue:
Product revenue	$125,286	$99,837	$84,765
Funded research and development	1,089	1,314	948

	126,375	101,151	85,713

Costs and expenses:
Cost of product revenue	24,507	21,977	22,529
Research and development	27,159	26,677	25,954
Selling, general and administrative	71,711	62,287	60,837
Amortization of intangible assets	1,478	1,395	1,469

	124,855	112,336	110,789

Income (loss) from operations	1,520	(11,185)	(25,076)

Other income (expense):
Investment (expense) income, net	(3)	9	373
Gain on sale of WorldHeart stock	—	456	6,389
Gain on settlement of investment	1,017	—	—
Other income (expense), net	9	(143)	(39)

	1,023	322	6,723

Income (loss) before income tax provision	2,543	(10,863)	(18,353)
Income tax provision	1,048	892	671

Net income (loss)	$1,495	$(11,755)	$(19,024)

Basic net income (loss) per share	$0.04	$(0.32)	$(0.52)
Basic weighted average shares outstanding	38,374	37,167	36,875
Diluted net income (loss) per share	$0.04	$(0.32)	$(0.52)
Diluted weighted average shares outstanding	40,172	37,167	36,875

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Comprehensive Loss
	Number of shares	Par value
Balance, April 1, 2009	36,685,889	$367	$362,097	$(243,991)	$(827)	$(1,663)	$115,983
Common stock issued for milestone payment to Impella CardioSystems AG	663,535	7	3,820	—	—	—	3,827	—
Restricted stock issued	50,000	—	—	—	—	—	—	—
Stock options exercised	76,350	1	638	—	—	—	639	—
Stock issued under employee stock purchase plan	61,380	1	339	—	—	—	340	—
Stock issued to directors	17,223	—	165	—	—	—	165	—
Cancellation of restricted stock	(121,313)	(1)	1	—	—	—	—	—
Stock compensation expense	—	—	5,365	—	—	—	5,365	—
Net loss	—	—	—	(19,024)	—	—	(19,024)	$(19,024)
Foreign currency translation	—	—	—	—	—	661	661	661

Comprehensive loss	—	—	—	—	—	—	—	$(18,363)

Balance, March 31, 2010	37,433,064	375	372,425	(263,015)	(827)	(1,002)	107,956
Restricted stock issued	356,000	4	(4)	—	—	—	—	—
Stock options exercised	126,460	1	1,060	—	—	—	1,061	—
Stock issued under employee stock purchase plan	36,207	—	313	—	—	—	313	—
Stock issued to directors	3,096	—	—	—	—	—	—	—
Cancellation of restricted stock	(249,062)	(3)	3	—	—	—	—	—
Stock compensation expense	—	—	5,421	—	—	—	5,421	—
Net loss	—	—	—	(11,755)	—	—	(11,755)	$(11,755)
Foreign currency translation	—	—	—	—	—	1,747	1,747	1,747

Comprehensive loss	—	—	—	—	—	—	—	$(10,008)

Balance, March 31, 2011	37,705,765	377	379,218	(274,770)	(827)	745	104,743
Stock options exercised	1,516,038	15	14,242	—	—	—	14,257	—
Stock issued under employee stock purchase plan	45,445	1	422	—	—	—	423	—
Stock issued to directors	5,506	—	116	—	—	—	116	—
Stock compensation expense	—	—	7,773	—	—	—	7,773	—
Net income	—	—	—	1,495	—	—	1,495	$1,495
Foreign currency translation	—	—	—	—	—	(2,510)	(2,510)	(2,510)

Comprehensive loss	—	—	—	—	—	—	—	$(1,015)

Balance, March 31, 2012	39,272,754	$393	$401,771	$(273,275)	$(827)	$(1,765)	$126,297

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended March 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$1,495	$(11,755)	$(19,024)
Adjustments required to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	4,336	3,948	4,898
Bad debt expense	117	139	22
Stock-based compensation	7,773	5,421	5,365
Write-down of inventory	1,833	2,781	3,536
Loss on disposal of fixed assets	53	29	54
Deferred tax provision	789	970	954
Change in unrealized loss on marketable securities	—	—	(342)
Gain on sale of WorldHeart common stock	—	(456)	(6,389)
Gain on settlement of investment	(1,017)	—	—
Changes in assets and liabilities:
Accounts receivable	(5,284)	(1,923)	2,210
Inventories	(6,229)	(1,508)	927
Prepaid expenses and other assets	(239)	161	(560)
Accounts payable	287	2,480	(1,387)
Accrued expenses and other long-term liabilities	(1,330)	605	2,299
Deferred revenue	1,050	682	75

Net cash provided by (used for) operating activities	3,634	1,574	(7,362)
Investing activities:
Purchases of short-term marketable securities	(24,502)	(8,004)	(11,869)
Proceeds from the sale and maturity of short-term marketable securities	7,750	7,000	17,848
Proceeds from the sale of WorldHeart common stock	—	456	6,389
Proceeds from settlement of investment	1,017	—	—
Contingent milestone payment on acquisition	—	—	(1,750)
Expenditures for property and equipment	(1,745)	(1,804)	(1,800)

Net cash (used for) provided by investing activities	(17,480)	(2,352)	8,818
Financing activities:
Proceeds from the exercise of stock options	14,257	1,061	639
Proceeds from the issuance of stock under employee stock purchase plan	423	313	340

Net cash provided by financing activities	14,680	1,374	979
Effect of exchange rate changes on cash	(675)	447	568

Net increase in cash and cash equivalents	159	1,043	3,003
Cash and cash equivalents at beginning of year	5,831	4,788	1,785

Cash and cash equivalents at end of year	$5,990	$5,831	$4,788

Supplemental disclosures:
Fixed asset additions included in accounts payable	$535	$48	$107
Common shares issued for business acquisition	—	—	3,827
Taxes paid, net of refunds	—	—	300

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 1. Nature of Operations

Abiomed, Inc. (the “Company” or “Abiomed”) is a leading provider of mechanical circulatory support devices and offers a continuum of care in heart recovery to heart failure patients. The Company develops, manufactures and markets proprietary products that are designed to enable the heart to rest, heal and recover by improving blood flow and/or performing the pumping function of the heart. The Company’s products are used in the cardiac catheterization lab, or cath lab, by interventional cardiologists and in the heart surgery suite by heart surgeons for patients who are in need of hemodynamic support prophylactically or emergently before, during or after angioplasty or heart surgery procedures.

Note 2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, collectability of receivables, realizability of inventory, goodwill and intangible assets, valuation of long-lived assets, accrued expenses, warranty provisions, stock-based compensation, income taxes including the valuation allowance for deferred tax assets, contingencies and litigation. Provisions for depreciation are based on their estimated useful lives using the straight-line method. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions.

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

Major Customers and Concentrations of Credit Risk

Abiomed primarily sells its products to hospitals and distributors. No customer accounted for more than 10% of total product revenues in fiscal year 2012, 2011, or 2010. No customer had an accounts receivable balance greater than 10% of total accounts receivable at the end of fiscal years 2012 and 2011.

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

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term marketable securities and accounts receivable. Management mitigates credit risk by limiting the investment type and maturity to securities that preserve capital, maintain liquidity and have a high credit quality.

Inventories

Inventories are stated at the lower of cost or market. Cost is based on the first in, first out method. The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory believed to be impaired. Management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed using the straight line method based on estimated useful lives of two to ten years for machinery and equipment, three to seven years for computer software, and four to ten years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of assets, the costs and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in operating expenses.

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

The Company assesses the realizability of goodwill annually at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. These events or circumstances generally include operating losses or a significant decline in earnings associated with the acquired business or asset. The Company’s ability to realize the value of goodwill will depend on the future cash flows of the business. If the Company is not able to realize the value of goodwill, the Company may be required to incur material charges relating to the impairment of those assets. The Company completed its annual review of goodwill as of October 31, 2011 and determined that no write-down for impairment was necessary.

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

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue from product sales to customers is recognized when all elements of the sale have been delivered. All costs related to product shipment are recognized at time of shipment. The Company does not provide for rights of return to customers on product sales and therefore does not record a provision for returns.

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

Product Warranty

The Company generally provides a one-year warranty for certain products sold in which estimated contractual warranty obligations are recorded as an expense at the time of shipment and are included in accrued expenses in the accompanying consolidated balance sheets. The Company’s products are subject to regulatory and quality standards. Future warranty costs are estimated based on historical product performance rates and related costs to repair given products. The accounting estimate related to product warranty involves judgment in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required.

Translation of Foreign Currencies

All assets and liabilities of the Company’s non-U.S. subsidiaries are translated at year-end exchange rates and revenues and expenses are translated at average exchange rates for the year. The functional currencies of our non-U.S. subsidiaries are the Euro and British pound. Resulting translation adjustments are reflected in the accumulated other comprehensive (loss) income component of stockholders’ equity. Currency transaction gains and losses are included as other income (expense), net in the statements of operations.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the fiscal year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of dilutive common shares outstanding during the fiscal year. Diluted shares outstanding is calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the fiscal year. Potential dilutive securities include stock options, restricted stock

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

awards, restricted stock units, performance-based awards and shares to be purchased under the employee stock purchase plan. In fiscal years when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported basic and dilutive loss per share are the same.

	March 31,
	2012	2011	2010
	(in $000’s)
Basic Net Income (Loss) Per Share
Net income (loss)	$1,495	$(11,755)	$(19,024)

Weighted average shares used in computing basic net income per share	38,374	37,167	36,875

Net income (loss) per share—basic	$0.04	$(0.32)	$(0.52)

	March 31,
	2012	2011	2010
	(in $000’s)
Diluted Net Income (Loss) Per Share
Net income (loss)	$1,495	$(11,755)	$(19,024)

Weighted average shares used in computing basic net income per share	38,374	37,167	36,875
Effect of dilutive securities	1,798	—	—

Weighted average shares used in computing diluted net income per share	40,172	37,167	36,875
Net income (loss) per share—diluted	$0.04	$(0.32)	$(0.52)

For the fiscal year ended March 31, 2012, approximately 410,000 shares underlying outstanding securities were not included in the computation of diluted earnings per share primarily related to out-of-the-money stock options and performance-based awards where milestones were not met. For the fiscal years ended March 31, 2011 and 2010, underlying stock options of approximately 5,945,000 and 5,557,000, respectively, and restricted shares of approximately 407,000 and 379,000, respectively, are excluded from the calculation of diluted weighted average shares outstanding because the Company incurred a loss in each of those fiscal years, and to include them would have been anti-dilutive.

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net income (loss) and other comprehensive (loss) income. Other comprehensive (loss) income includes certain changes in equity that are excluded from net income (loss) such as foreign currency translation adjustments.

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

The Company estimates the expected term of options based on historical exercise experience and estimates of future exercises of unexercised options. Forfeitures are estimated based on an analysis of actual option forfeitures, adjusted to the extent historical forfeitures may not be indicative of forfeitures in the future. In addition, an expected dividend yield of zero is used in the option valuation model because the Company does not pay dividends and does not expect to pay any cash dividends in the foreseeable future.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

For awards with service conditions only, the Company recognizes compensation cost on a straight-line basis over the requisite service period. For awards with service and performance conditions, the Company recognizes compensation costs using the graded vesting method over the requisite service period. Accruals of compensation cost for an award with performance conditions are based on the probable outcome of the performance conditions. The cumulative effects of changes in the probability outcomes are recorded in the period in which the changes occur.

Income Taxes

The Company’s provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. The Company has provided a valuation allowance against its deferred income tax assets since the Company believes that it is more likely than not that these deferred tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception and uncertainty around profitability in the future.

The Company recognizes and measures uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit at the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax laws, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company accrues for the effects of uncertain tax positions and the related potential penalties and interest.

Recently Adopted Accounting Standards

In April 2011, the Company adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, pertaining to the accounting for revenue arrangements with multiple deliverables. Specifically, the new standard requires the Company to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. The new accounting standard supersedes the prior multiple element revenue arrangement accounting rules that were previously used by the Company. The adoption of this update did not have a material impact on the Company’s revenue recognition policy.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 was effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Not Yet Adopted

In June 2011, the FASB, issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. The Company will adopt this standard in the first quarter of fiscal 2013. The Company has not yet determined which method of presentation it will use but does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income or AOCI, in both net income and other comprehensive income, or OCI, on the face of the financial statements. Companies are still required to present reclassifications out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. The ASU also defers the requirement to report reclassification adjustments in interim periods. ASU 2011-12 will be effective for the Company at the beginning of its 2013 fiscal year. The Company does not expect the adoption of this new accounting standard to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment. ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.

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

The Company’s marketable securities were invested in the following:

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At March 31, 2012:
U.S. Treasury securities	$71,233	$—	$—	$71,233

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At March 31, 2011:
U.S. Treasury securities	$54,481	$—	$—	$54,481

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 3. Fair Value Measurements (Continued)

The Company records these marketable securities at fair value and has classified all of its investments as Level 1 since quoted market prices in active markets are readily available.

In December 2011, the Company received $1.0 million in proceeds in conjunction with a settlement agreement on an investment.

Note 4. Accounts Receivable

The components of accounts receivable are as follows:

	March 31,
	2012	2011
	(in $000’s)
Trade receivables	$20,688	$15,650
Allowance for doubtful accounts	(230)	(274)

	$20,458	$15,376

Note 5. Inventories

The components of inventories are as follows:

	March 31,
	2012	2011
	(in $000’s)
Raw materials and supplies	$3,586	$2,784
Work-in-progress	4,098	3,689
Finished goods	3,458	1,032

	$11,142	$7,505

The Company’s inventories relate to its circulatory care product lines, primarily the AB5000, BVS 5000 and Impella product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead. During the years ended March 31, 2012, 2011, and 2010, the Company recorded $1.8 million, $2.8 million and $3.5 million, respectively, in write-downs of inventory.

From time to time, the Company loans finished goods inventory on a short-term basis to customers for demonstration purposes and this inventory is amortized over a one to five-year life. The Company had $0.4 million and $0.7 million in demo inventory at March 31, 2012 and March 31, 2011, respectively. Amortization expense related to demo inventory was $0.5 million, $0.6 million and $1.2 million for the years ended March 31, 2012, 2011, and 2010, respectively.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 6. Property and Equipment

The components of property and equipment are as follows:

	March 31,
	2012	2011
	(in $000’s)
Machinery and equipment	$13,860	$11,996
Furniture and fixtures	498	489
Leasehold improvements	1,147	967
Construction in progress	768	870

Total cost	16,273	14,322
Less accumulated depreciation	(9,895)	(8,049)

	$6,378	$6,273

Depreciation expense related to property and equipment was $2.3 million, $1.9 million and $ 2.5 million for the years ending March 31, 2012, 2011, and 2010, respectively.

Note 7. Goodwill and Intangible Assets

The carrying amount of goodwill at March 31, 2012 and 2011 was $36.8 million and $38.9 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, or Impella, in 2005. The goodwill activity is as follows:

(in $000’s)
Balance at March 31, 2010	$37,170
Exchange rate impact	1,776

Balance at March 31, 2011	$38,946
Exchange rate impact	(2,100)

Balance at March 31, 2012	$36,846

The components of intangible assets are as follows:

	March 31, 2012			March 31, 2011
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
	(in $000’s)			(in $000’s)
Patents	$6,734	$6,658	$76	$7,099	$6,005	$1,094
Trademarks and tradenames	343	339	4	361	299	62
Distribution agreements	653	645	8	690	584	106
Acquired technology	2,255	2,228	27	2,384	2,014	370

	$9,985	$9,870	$115	$10,534	$8,902	$1,632

Amortization expense for intangible assets was $1.5 million, $1.4 million and $1.5 million for the years ending March 31, 2012, 2011 and 2010, respectively. The Company expects to record amortization expense of $0.1 million in fiscal 2013, which represents the remaining net book value of intangible assets as of March 31, 2012.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 8. Stock Award Plans and Stock-Based Compensation

Stock Award Plans

The Company grants stock options and restricted stock awards to employees and others. Virtually all outstanding stock options of the Company as of March 31, 2012 were granted with an exercise price equal to the fair market value on the date of grant. Outstanding stock options, if not exercised, expire 10 years from the date of grant.

The Company’s 2008 Stock Incentive Plan (the “Plan”) authorizes the grant of a variety of equity awards to the Company’s officers, directors, employees, consultants and advisers, including awards of unrestricted and restricted stock, incentive and nonqualified stock options to purchase shares of common stock, performance share awards and stock appreciation rights. The Plan provides that options may only be granted at the current market value on the date of grant. Each share of stock issued pursuant to a stock option or stock appreciation right counts as one share against the maximum number of shares issuable under the Plan, while each share of stock issued pursuant to any other type of award counts as 1.58 shares against the maximum number of shares issuable under the Plan for grants made on or after August 11, 2010 (and as 1.5 shares for grants made prior to that date). The Company’s policy for issuing shares upon exercise of stock options or the vesting of its restricted stock awards and restricted stock units is to issue new shares of common stock at the time of exercise or conversion. At March 31, 2012, a total of approximately 2,332,600 shares were available for future issuance under the Plan.

Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s consolidated statements of operations for the fiscal years ended March 31, 2012, 2011 and 2010 (in thousands):

	March 31,
	2012	2011	2010
	(in $000’s)
Cost of product revenue	$282	$214	$452
Research and development	1,719	1,001	744
Selling, general and administrative	5,772	4,206	4,169

	$7,773	$5,421	$5,365

The components of stock-based compensation for the fiscal years ended March 31, 2012, 2011 and 2010 were as follows (in thousands):

	March 31,
	2012	2011	2010
	(in $000’s)
Stock options	$2,722	$3,837	$5,477
Restricted stock	2,095	1,480	(227)
Restricted stock units	2,808	—	—
Employee stock purchase plan	148	104	115

	$7,773	$5,421	$5,365

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 8. Stock Award Plans and Stock-Based Compensation (Continued)

Stock Options

The following table summarized stock option activity for the year ended March 31, 2012:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	5,945	$10.27	6.30
Granted	72	17.53
Exercised	(1,516)	9.40
Cancelled and expired	(233)	15.45

Outstanding at end of year	4,268	$10.42	6.03	$50,341

Exercisable at end of year	3,017	$10.85	5.34	$34,230

Options vested and expected to vest at end of year	3,946	$10.49	5.90	$46,161

The remaining unrecognized stock-based compensation expense for unvested stock option awards at March 31, 2012 was approximately $2.9 million, net of forfeitures, and the weighted-average period over which this cost will be recognized is 2.0 years.

The aggregate intrinsic value of options exercised for fiscal years 2012, 2011, and 2010 was $13.4 million, $0.4 million and $0.1 million, respectively. The total cash received as a result of employee stock option exercises during the years ended March 31, 2012, 2011, and 2010 was approximately $14.3 million, $1.0 million and $0.6 million, respectively. The total fair value of options vested in fiscal years 2012, 2011, and 2010 was $3.8 million, $4.5 million and $5.4 million, respectively.

The weighted average grant-date fair value for options granted during the years ended March 31, 2012, 2011, and 2010 was $8.35, $4.72 and $3.02 per share, respectively.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The fair value of options granted during the years ended March 31, 2012, 2011, and 2010 were calculated using the following weighted average assumptions:

	2012	2011	2010
Risk-free interest rate	1.47%	2.04%	2.45%
Expected option life (years)	5.19	5.30	5.24
Expected volatility	53.1%	50.9%	53.9%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated based on the historical volatility of the Company’s stock and adjustments for factors not reflected in historical volatility that may be more indicative of future volatility. The Company estimates the expected term of options based on historical exercise experience and estimates of future exercises of unexercised options.

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

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 8. Stock Award Plans and Stock-Based Compensation (Continued)

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity for the fiscal year ended March 31, 2012:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Restricted stock and restricted stock units at beginning of year	407	$9.84
Granted	607	18.13
Vested	(134)	10.88
Forfeited	(9)	13.72

Restricted stock and restricted stock units at end of year	871	$15.76

The remaining unrecognized compensation expense for outstanding restricted stock and restricted stock units, including performance-based awards, as of March 31, 2012 was $7.1 million and the weighted-average period over which this cost will be recognized is 2.2 years.

The weighted average grant-date fair value for restricted stock and restricted stock units granted during the years ended March 31, 2012, 2011, and 2010 was $18.13, $10.00 and $7.67 per share, respectively. The total fair value of restricted stock and restricted stock units vested in fiscal years 2012, 2011, and 2010 was $1.5 million, $1.0 million and $0.4 million, respectively.

Performance-Based Awards

Included in the restricted stock and restricted stock units activity discussed above are certain awards granted in fiscal years 2012, 2011 and 2010 that vest subject to certain performance-based criteria.

In June 2010, 311,000 shares of restricted stock and a performance-based award for the potential issuance of 45,000 shares of common stock were issued to certain executive officers and members of senior management of the Company, all of which would vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. During the year ended March 31, 2011, the Company determined that it met the prescribed performance targets and a portion of these shares and stock options vested. The remaining shares will vest upon satisfaction of prescribed service conditions by the award recipients.

During the three months ended June 30, 2011, the Company determined that it should have been using the graded vesting method instead of the straight-line method to expense stock-based compensation for the performance-based awards issued in June 2010. This resulted in additional stock based compensation expense of approximately $0.6 million being recorded during the three months ended June 30, 2011 that should have been recorded during the year ended March 31, 2011. The Company believes that the amount is not material to its March 31, 2011 consolidated financial statements and therefore recorded the adjustment in the quarter ended June 30, 2011.

During the three months ended June 30, 2011, performance-based awards of restricted stock units for the potential issuance of 284,000 shares of common stock were issued to certain executive officers and members of the senior management, all of which would vest upon achievement of prescribed service milestones by the award recipients and revenue performance milestones by the Company. As of March 31, 2012, the Company determined that it met the prescribed targets for 184,000 shares underlying these awards and it believes it is probable that the prescribed performance targets will be met for the remaining 100,000 shares, and the compensation expense is being recognized accordingly.

During the year ended March 31, 2012, the Company has recorded $3.3 million in stock-based compensation expense for equity awards in which the prescribed performance milestones have been achieved or are probable of being achieved. The remaining unrecognized compensation expense related to these equity awards at March 31, 2012 is $3.6 million based on the Company’s current assessment of probability of achieving the performance milestones. The weighted-average period over which this cost will be recognized is 2.1 years.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 8. Stock Award Plans and Stock-Based Compensation (Continued)

Employee Stock Purchase Plan

The Company has an employee stock purchase plan, or ESPP. Under the ESPP, eligible employees, including officers and directors, who have completed at least three months of employment with the Company or its subsidiaries who elect to participate in the Purchase plan instruct the Company to withhold a specified amount of the employee’s income each payroll period during a six-month payment period (the periods April 1—September 30 and October 1—March 31). On the last business day of each six-month payment period, the amount withheld is used to purchase shares of the Company’s common stock at an exercise price equal to 85% of the lower of its market price on the first business day or the last business day of the payment period. The Company recognized compensation expense of $0.1 million for each of the fiscal years ended March 31, 2012, 2011 and 2010, respectively, related to the ESPP.

Note 9. Income Taxes

At March 31, 2012, the Company had federal and state net operating loss carryforwards, or NOLs, of approximately $191.2 million and $83.3 million, respectively, which expire in varying years from fiscal 2013 through fiscal 2032. During the year ended March 31, 2012, state NOLs of approximately $59.4 million expired. In addition, at March 31, 2012, the Company had federal and state research and development credit carryforwards of approximately $10.7 million and $5.2 million, respectively, which expire in varying years from fiscal 2013 through fiscal 2032.

The Company acquired Impella, a German-based company, in May 2005. Impella had pre-acquisition net operating losses of approximately $19.4 million at the time of acquisition (which is denominated in Euros and is subject to foreign exchange remeasurement at each balance sheet date presented). With the exception of fiscal 2012, the German subsidiary has incurred net operating losses in each fiscal year since the acquisition. During fiscal 2008, the Company determined that approximately $1.3 million of pre-acquisition operating losses could not be utilized. The utilization of pre-acquisition net operating losses of Impella in future periods is subject to certain statutory approvals and business requirements. To date, there has been no challenge from the German tax authorities regarding the ability to use these German net operating losses.

The future utilization of the Company’s NOLs and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership changes that have occurred previously or that could occur in the future. Ownership changes, as defined in Section 382 of the Internal Revenue Code, can limit the amount of NOL and research and development credit carryforwards that a company can use each year to offset future taxable income and taxes payable. The Company completed a Section 382 study and analysis in fiscal 2008 to determine whether changes in the composition of its stockholders, including the Company’s acquisition of Impella or the Company’s public offering in August 2008, resulted in an ownership change for purposes of Section 382. The Company believes that all of its federal and state NOLs will be available for carryforward to future tax periods, subject to the statutory maximum carryforward limitation of any annual NOL. Any future potential limitation to all or a portion of the NOL or research and development credit carryforwards, before they can be utilized, would reduce the Company’s gross deferred tax assets. The Company will monitor subsequent ownership changes, which could impose limitations in the future.

The Company regularly assesses its ability to realize its deferred tax assets. Assessments of the realization of deferred tax assets require that management consider all available evidence, both positive and negative, and make significant judgments about many factors, including the amount and likelihood of future taxable income. Based on the available evidence and uncertainties surrounding the Company’s ability to generate future taxable income, the Company has recorded valuation allowances to reduce its deferred tax assets to the amount that is more likely than not to be realizable as of March 31, 2012 and March 31, 2011.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 9. Income Taxes (Continued)

Income (loss) before provision for income taxes and the provision for income taxes is as follows for the years ended March 31:

	2012	2011	2010
	(in $000’s)
Income (loss) before provision for income taxes:
United States	$236	$(6,522)	$(7,698)
Foreign	2,307	(4,341)	(10,655)

Income (loss) before income taxes	$2,543	$(10,863)	$(18,353)

Provision for income taxes:
Current:
Federal	$—	$(78)	$(361)
State	—	81	78
Foreign	259	—	—

Total current	259	3	(283)

Deferred:
Federal	825	825	811
State	(36)	64	143
Foreign	—	—	—

Total deferred	789	889	954

Total income tax provision	$1,048	$892	$671

Differences between the federal statutory income tax rate and the effective tax rates are as follows for the years ended March 31:

	2012	2011	2010
Statutory income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Change in valuation allowance	(96.0)	(33.8)	(44.1)
Expiry of state NOL carryforwards	78.9	(2.6)	—
State taxes, net	62.2	(14.1)	—
Credits	(54.0)	8.4	9.0
Rate differential on foreign operations	54.9	(0.1)	(1.1)
Permanent differences	(46.2)	0.3	(1.4)
Stock based compensation	2.0	(0.3)	(0.1)

Effective tax rate	35.8%	(8.2)%	(3.7)%

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 9. Income Taxes (Continued)

The components of the Company’s net deferred taxes were as follows:

	March 31,
	2012	2011
	(in $000’s)
Deferred tax assets
NOL carryforwards and tax credit carryforwards	$84,831	$82,588
Capitalized research and development	8,040	11,726
Stock-based compensation	7,500	9,455
Foreign NOL carryforwards	5,405	6,533
Amortizable intangibles other than goodwill	4,600	4,757
Nondeductible reserves and accruals	4,579	2,798
Deferred revenue	1,132	764
Depreciation	580	441
Change in unrealized losses on marketable securities	285	294
Other, net	1,327	1,365

	118,279	120,721

Deferred tax liabilities
Indefinite lived intangibles	(4,799)	(4,010)

	(4,799)	(4,010)

Net deferred tax asset	113,480	116,711
Valuation allowance	(118,279)	(120,721)

Net deferred tax liability	$(4,799)	$(4,010)

The change in the valuation allowance was a decrease of $2.4 million for fiscal 2012 and an increase of $3.7 million for fiscal 2011, respectively. The decrease in valuation allowance during fiscal 2012 is due primarily to the expiration of certain state NOL carryforwards.

As of March 31, 2012, the Company has accumulated a net deferred tax liability of $4.8 million which is the result of the difference in accounting for the Company’s goodwill, which is amortizable over 15 years for tax purposes but not amortized for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period. The Company also recorded $0.2 million in income taxes in fiscal 2012 for income taxes in Germany that it expects to pay in cash as they are not expected to be offset by its net operating loss carryforwards in Germany.

The Company accrues for the effects of uncertain tax positions and the related potential penalties and interest. At March 31, 2012, the Company had no unrecognized tax benefits. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the unrecognized tax positions will increase or decrease during the next 12 months; however, it is not expected that the change will have a significant effect on the Company’s results of operations or financial position.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. The Company has accumulated significant losses since its inception in 1981. All tax years remain subject to examination by major tax jurisdictions, including the federal government and the Commonwealth of Massachusetts. However, because the Company has net operating loss and tax credit carryforwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if the carryforwards are utilized.

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

The Company enters into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. Abiomed has never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is immaterial. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2012.

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

In addition, the Company has certain rights to terminate the facility lease early, subject to the payment of a specified termination fee based on the timing of the termination, as further outlined in the lease amendment.

The Company has a lease for its European headquarters in Aachen, Germany. The lease payments are approximately 36,000€ (Euro) (approximately U.S. $50,000 at March 31, 2012 exchange rates) per month and the lease term expires in December 2012.

In July 2008, the Company entered into a lease agreement providing for the lease of a 33,000 square foot manufacturing facility in Athlone, Ireland. The lease agreement was for a term of 25 years, commencing on July 18, 2008. The Company relocated the production equipment from its Athlone, Ireland manufacturing facility to its Aachen and Danvers facilities and fully vacated the Athlone facility in the first quarter of fiscal 2011. In March 2011, the Company terminated the lease agreement and paid a termination fee of approximately $0.8 million as a result of the early termination of the lease.

Total rent expense for the Company’s operating leases included in the accompanying consolidated statements of operations approximated $1.6 million, $2.7 million and $2.2 million for the fiscal years ended March 31, 2012, 2011, and 2010, respectively.

Future minimum lease payments under all significant non-cancelable operating leases as of March 31, 2012 are approximately as follows:

Fiscal Year Ending March 31,	Operating Leases
(in $000s)
2013	1,473
2014	964
2015	863
2016	758
2017	32
Thereafter	128

Total future minimum lease payments	$4,218

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

Note 11. Research and Development

Research and development costs are expensed when incurred and include direct materials and labor, depreciation, contracted services and other costs associated with developing new products and significant enhancements to existing products. Research and development expense for the fiscal years ended March 31, 2012, 2011, and 2010 are reflected below:

		March 31,
	2012	2011	2010
	(in $000’s)
Internally funded	$25,715	$25,735	$25,434
Incurred under government contracts and grants	1,444	942	520

	$27,159	$26,677	$25,954

Note 12. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,
	2012	2011
	(in $000’s)
Employee compensation	$9,272	$7,416
Sales taxes	948	730
Warranty	726	537
Research and development	519	3,991
Professional, accounting and auditing fees	427	616
Other	588	788

	$12,480	$14,078

Employee compensation consists primarily of accrued bonuses, accrued commissions and accrued employee benefits at March 31, 2012 and 2011.

Note 13. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 68% and 61% of the Company’s total consolidated assets are located within the U.S. as of March 31, 2012 and 2011, respectively. The remaining assets are located in Europe and are primarily related to the Company’s Impella production facility in Germany, and include goodwill and intangibles of $37.0 million and $40.5 million at March 31, 2012 and 2011, respectively, associated with the Impella acquisition in May 2005. Total assets in Europe excluding goodwill and intangibles amounted to 8% and 8% of total consolidated assets at March 31, 2012 and 2011, respectively. International sales (sales outside the U.S. and primarily in Europe) accounted for 8%, 8% and 9% of total product revenue during the fiscal years ended March 31, 2012, 2011, and 2010, respectively.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 14. Quarterly Results of Operation (Unaudited)

The following is a summary of the Company’s unaudited quarterly results of operations for the fiscal years ending March 31, 2012 and 2011:

	Fiscal Years Ended March 31,
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
Fiscal Year 2012
Total revenues	$27,355	$29,478	$32,198	$37,344	$126,375
Cost of product revenue	5,891	5,551	6,279	6,786	24,507
Other operating expenses	25,885	23,161	23,686	27,616	100,348
Other income (expense), net	(77)	60	1,054	(14)	1,023

Income (loss) before income tax provision	(4,498)	826	3,287	2,928	2,543
Income tax provision	96	225	366	361	1,048

Net income (loss)	$(4,594)	$601	$2,921	$2,567	$1,495

Basic net income (loss) per share	$(0.12)	$0.02	$0.08	$0.07	$0.04
Diluted net income (loss) per share	$(0.12)	$0.02	$0.07	$0.06	$0.04
Fiscal Year 2011
Total revenues	$22,002	$23,376	$27,244	$28,529	$101,151
Cost of product revenue	5,284	5,408	5,437	5,848	21,977
Other operating expenses	22,773	21,015	22,479	24,092	90,359
Other (expense) income, net	318	88	34	(118)	322

Loss before income tax provision	(5,737)	(2,959)	(638)	(1,529)	(10,863)
Income tax provision	243	242	164	243	892

Net loss	$(5,980)	$(3,201)	$(802)	$(1,772)	$(11,755)

Basic and diluted net loss per share	$(0.16)	$(0.09)	$(0.02)	$(0.05)	$(0.32)

ABIOMED, INC. AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Fiscal Year Ended March 31, 2010	$184	$270	$296	$158
Fiscal Year Ended March 31, 2011	$158	$262	$146	$274
Fiscal Year Ended March 31, 2012	$274	$181	$225	$230

Description	Balance at Beginning of Period	Net Change	Balance at End of Period
Deferred Tax Asset Valuation Allowance
Fiscal Year Ended March 31, 2010	$108,962	$8,085	$117,047
Fiscal Year Ended March 31, 2011	$117,047	$3,674	$120,721
Fiscal Year Ended March 31, 2012	$120,721	$(1,554)	$119,167