Form 10-Q
period 2012-06-30
ABIOMED INC
filed 2012-08-06
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-09585

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

As of July 31, 2012, there were 39,527,727 shares outstanding of the registrant’s Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

ABIOMED, ABIOCOR, cVAD and Symphony are trademarks of ABIOMED, Inc., and are registered in the United States and certain foreign countries. BVS is a trademark of ABIOMED, Inc. and is registered in the United States. AB5000 is a trademark of ABIOMED, Inc. IMPELLA and RECOVER are trademarks of Abiomed Europe GmbH, a subsidiary of ABIOMED, Inc., and are registered in the United States and certain foreign countries.

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,989	$5,990
Short-term marketable securities	77,233	71,233
Accounts receivable, net	18,343	20,458
Inventories	12,477	11,142
Prepaid expenses and other current assets	1,749	1,716

Total current assets	113,791	110,539
Property and equipment, net	6,337	6,378
Intangible assets, net	—	115
Goodwill	34,741	36,846
Other long-term assets	33	33

Total assets	$154,902	$153,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,294	$6,910
Accrued expenses	10,134	12,480
Deferred revenue	2,687	3,025

Total current liabilities	19,115	22,415
Long-term deferred tax liability	4,890	4,799
Other long-term liabilities	377	400

Total liabilities	24,382	27,614

Commitments and contingencies (Note 9)
Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	395	393
Authorized - 100,000,000 shares; Issued - 39,559,821 shares at June 30, 2012 and 39,323,708 shares at March 31, 2012;
Outstanding - 39,497,477 shares at June 30, 2012 and 39,272,754 shares at March 31, 2012
Additional paid in capital	405,688	401,771
Accumulated deficit	(270,156)	(273,275)
Treasury stock at cost - 62,344 shares at June 30, 2012 and 50,954 shares at March 31, 2012	(1,065)	(827)
Accumulated other comprehensive loss	(4,342)	(1,765)

Total stockholders’ equity	130,520	126,297

Total liabilities and stockholders’ equity	$154,902	$153,911

The accompanying notes are an integral part of the consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2012	2011
Revenue:
Product revenue	$38,647	$27,166
Funded research and development	136	189

	38,783	27,355

Costs and expenses:
Cost of product revenue	7,446	5,891
Research and development	6,712	7,324
Selling, general and administrative	20,953	18,176
Amortization of intangible assets	111	385

	35,222	31,776

Income (loss) from operations	3,561	(4,421)

Other (expense) income:
Investment (expense) income, net	(2)	4
Other expense, net	(4)	(81)

	(6)	(77)

Income (loss) before income tax provision	3,555	(4,498)
Income tax provision	436	96

Net income (loss)	$3,119	$(4,594)

Basic net income (loss) per share	$0.08	$(0.12)
Basic weighted average shares outstanding	39,144	38,268

Diluted net income (loss) per share	$0.08	$(0.12)
Diluted weighted average shares outstanding	41,549	38,268

The accompanying notes are an integral part of the consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2012	2011

Net income (loss)	$3,119	$(4,594)

Other comprehensive (loss) income
Foreign currency translation (losses) gains	(2,577)	1,026

Total other comprehensive (loss) income	(2,577)	1,026

Comprehensive income (loss)	$542	(3,568)

The accompanying notes are an integral part of the consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$3,119	$(4,594)
Adjustments required to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	842	1,046
Bad debt expense	8	15
Stock-based compensation	2,679	2,332
Write-down of inventory	252	156
Deferred tax provision	90	96
Changes in assets and liabilities:
Accounts receivable	2,032	847
Inventories	(1,982)	(1,601)
Prepaid expenses and other assets	(65)	220
Accounts payable	(300)	(1,360)
Accrued expenses and other long-term liabilities	(2,024)	(5,443)
Deferred revenue	(333)	(270)

Net cash provided by (used for) operating activities	4,318	(8,556)
Investing activities:
Purchases of short-term marketable securities	(11,500)	(5,001)
Proceeds from the sale and maturity of short-term marketable securities	5,500	4,500
Expenditures for property and equipment	(470)	(472)

Net cash used for investing activities	(6,470)	(973)
Financing activities:
Proceeds from the exercise of stock options	1,228	7,629
Payments in lieu of issuance of common stock for minimum payroll taxes	(238)	—

Net cash provided by financing activities	990	7,629
Effect of exchange rate changes on cash	(839)	220

Net decrease in cash and cash equivalents	(2,001)	(1,680)
Cash and cash equivalents at beginning of period	5,990	5,831

Cash and cash equivalents at end of period	$3,989	$4,151

Supplemental disclosures:
Fixed asset additions included in accounts payable	$92	$44

The accompanying notes are an integral part of the consolidated financial statements (unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting and in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 that has been filed with the Securities and Exchange Commission, or SEC.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period may not be indicative of results for the full fiscal year.

There have been no changes in the Company’s significant accounting policies for the three months ended June 30, 2012 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 that has been filed with the SEC.

Recently Adopted Accounting Standards

During the first quarter of fiscal 2013, the Company adopted Accounting Standards Update, or ASU, No ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive, statements of net income and other comprehensive income. In December 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 amended ASU 2011-05 by indefinitely deferring the requirement under ASU 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by a component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The Company has adopted ASU 2011-05 with retrospective application as required, except for the components of ASU 2011-05 which were indefinitely deferred by ASU 2011-12 and has included in these condensed consolidated financial statements separate unaudited statements of comprehensive income. The adoption of this standard did not impact the Company’s condensed consolidated financial statements other than this change in presentation

In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment. ASU 2011-08 amended current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted ASU 2011-08 during the first quarter of fiscal 2013 and will apply the provisions to its annual impairment assessment to be conducted during the third quarter of fiscal 2013.

Note 2. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities include stock options, restricted stock awards, restricted stock units, performance-based stock awards and shares to be purchased under the employee stock purchase plan. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same. The Company’s basic and diluted net income (loss) per share for the three months ended June 30, 2012 and 2011 were as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2012	2011
Basic Net Income (Loss) Per Share
Net income (loss)	$3,119	$(4,594)

Weighted average shares used in computing basic net income (loss) per share	39,144	38,268

Net income (loss) per share - basic	$0.08	$(0.12)

	Three Months Ended June 30,
	2012	2011
Diluted Net Income (Loss) Per Share
Net income (loss)	$3,119	$(4,594)

Weighted average shares used in computing basic net income (loss) per share	39,144	38,268
Effect of dilutive securities	2,405	—

Weighted average shares used in computing diluted net income (loss) per share	41,549	38,268

Net income (loss) per share - diluted	$0.08	$(0.12)

For the three months ended June 30, 2012, approximately 490,000 shares underlying outstanding securities were not included in the computation of diluted earnings per share primarily related to out-of-the-money stock options and performance-based awards where milestones were not met. For the three months ended June 30, 2011, approximately 3,565,000 shares underlying stock options and approximately 837,000 restricted shares were excluded from the calculation of diluted weighted average shares outstanding because the Company incurred a loss in the period, and to include them would have been anti-dilutive.

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

The following table presents the Company’s financial instruments recorded at fair value in the consolidated balance sheet, classified according to the three categories described above (in thousands):

	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)	Total Carrying Value
At June 30, 2012:
U.S. Treasury securities	$77,233	—	—	$77,233

	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)	Total Carrying Value
At March 31, 2012:
U.S. Treasury securities	$71,233	—	—	$71,233

The Company records these marketable securities at fair value and has classified all of its investments as Level 1 since quoted market prices in active markets are readily available.

Note 4. Inventories

The components of inventories are as follows (in thousands):

	June 30, 2012	March 31, 2012

Raw materials and supplies	$4,390	$3,586
Work-in-progress	3,946	4,098
Finished goods	4,141	3,458

	$12,477	$11,142

The Company’s inventories relate to its circulatory care product lines, primarily the AB5000, BVS 5000 and Impella product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead. During each of the three months ended June 30, 2012 and 2011, the Company recorded $0.3 million and $0.2 million, respectively, in write-downs of inventory.

From time to time, the Company loans finished goods inventory on a short-term basis to customers for demonstration purposes and this inventory is amortized over a one to five-year life. The Company had $0.3 million and $0.4 million in demo inventory at June 30, 2012 and March 31, 2012, respectively.

Note 5. Goodwill

The carrying amount of goodwill at June 30, 2012 and March 31, 2012 was $34.7 million and $36.8 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, or Impella, in 2005. The goodwill activity for the three months ended June 30, 2012 is as follows (in thousands):

Balance at March 31, 2012	$36,846
Exchange rate impact	(2,105)

Balance at June 30, 2012	$34,741

Note 6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2012	March 31, 2012

Employee compensation	$5,861	$9,272
Research and development	1,238	519
Sales taxes	1,108	948
Warranty	800	726
Professional, accounting and auditing fees	383	427
Other	744	588

	$10,134	$12,480

Employee compensation consists primarily of accrued bonuses, accrued commissions and accrued employee benefits at June 30, 2012 and March 31, 2012.

Note 7. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s consolidated statements of operations for the three months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	2012	2011

Cost of product revenue	$146	$76
Research and development	563	500
Selling, general and administrative	1,970	1,756

	$2,679	$2,332

The components of stock-based compensation for the three months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011

Stock options	$970	$903
Restricted stock	338	1,156
Restricted stock units	1,323	256
Employee stock purchase plan	48	17

	$2,679	$2,332

Stock Options

The following table summarizes the stock option activity for the three months ended June 30, 2012:

	Shares Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2012	4,268	$10.42	6.03
Granted	303	22.44
Exercised	(161)	7.62
Cancelled and expired	(31)	9.21

Outstanding at June 30, 2012	4,379	$11.34	6.01	$50,278

Exercisable at June 30, 2012	3,327	$10.72	5.29	$40,249

Options vested and expected to vest at June 30, 2012	4,133	$11.33	5.89	$47,479

The aggregate intrinsic value of options exercised was $2.5 million for the three months ended June 30, 2012. The total fair value of options vested during the three months ended June 30, 2012 was $2.0 million.

The remaining unrecognized stock-based compensation expense for unvested stock option awards at June 30, 2012 was approximately $5.0 million, net of forfeitures, and the weighted-average period over which this cost will be recognized is 2.9 years.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The fair value of options granted during the three months ended June 30, 2012 and 2011 were calculated using the following weighted average assumptions:

	Three Months Ended June 30,
	2012	2011
Risk-free interest rate	0.78%	1.83%
Expected option life (years)	4.33	5.30
Expected volatility	56.3%	51.6%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated based on the historical volatility of the Company’s stock and adjusted for factors not reflected in historical volatility that may be more indicative of future volatility. The Company estimates the expected term of options based on historical exercise trends and estimates of future exercises of unexercised options.

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

Restricted Stock and Restricted Stock Units

In addition to stock option grants, the Company also has the ability to grant restricted stock and restricted stock units. Similar to stock options, these restricted stock and restricted stock unit grants are subject to certain vesting criteria. The following table summarizes the activity for the three months ended June 30, 2012:

	Three Months Ended June 30, 2012
	Number of Share (in 000’s)	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2012	871	$15.76
Granted	361	22.40
Vested	(209)	13.76
Forfeited	(18)	20.48

Outstanding at June 30, 2012	1,005	$18.47

The remaining unrecognized compensation expense for outstanding restricted stock awards and restricted stock units, including performance-based awards, as of June 30, 2012 was $12.6 million and the weighted-average period over which this cost will be recognized is 2.4 years.

The weighted average grant-date fair value for restricted stock and restricted stock units granted during the three months ended June 30, 2012 and 2011 was $22.40 and $18.49 per share, respectively. The total fair value of restricted stock and restricted stock units vested during the three months ended June 30, 2012 and 2011 was $2.9 million and $1.5 million, respectively.

Performance Based Awards

Included in the restricted stock and restricted stock units activity discussed above are certain awards granted in fiscal years 2012, 2011 and 2010 that vest subject to certain performance-based criteria.

During the three months ended June 30, 2012, performance-based awards of restricted stock units for the potential issuance of 195,188 shares of common stock were issued to certain executive officers and employees, all of which would vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of June 30, 2012, the Company believes it is probable that the prescribed performance targets will be met for these awards and the compensation expense is being recognized accordingly.

During the three months ended June 30, 2011, performance-based awards of restricted stock units for the potential issuance of 284,000 shares of common stock were issued to certain executive officers and members of the senior management of the Company, all of which would vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. During the year ended March 31, 2012, the Company determined that it met the prescribed targets for 184,000 shares underlying these awards. As of June 30, 2012, the Company believes it is probable that the prescribed performance targets will be met for the remaining 100,000 shares, and the compensation expense is being recognized accordingly.

In June 2010, 311,000 shares of restricted stock and a performance-based award for the potential issuance of 45,000 shares of common stock were issued to certain executive officers and members of the senior management of the Company, all of which would vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. During the year ended March 31, 2011, the Company determined that it met the prescribed performance targets and a portion of these shares and stock options vested. The remaining shares will vest upon satisfaction of prescribed service conditions by the award recipients.

During the three months ended June 30, 2012, the Company recorded $0.9 million in stock-based compensation expense for equity awards in which the prescribed performance milestones have been achieved or are probable of being achieved. The remaining unrecognized compensation expense related to these equity awards at June 30, 2012 is $6.8 million based on the Company’s current assessment of probability of achieving the performance milestones. The weighted-average period over which this cost will be recognized is 2.4 years.

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

The Company regularly assesses its ability to realize its deferred tax assets. Assessments of the realization of deferred tax assets require that management consider all available evidence, both positive and negative, and make significant judgments about many factors, including the amount and likelihood of future taxable income. Based on the available evidence and uncertainties surrounding the Company’s ability to continue to generate future taxable income, the Company has recorded valuation allowances to reduce its deferred tax assets to the amount that is more likely than not to be realizable as of June 30, 2012 and March 31, 2012.

As of June 30, 2012, the Company has accumulated a net deferred tax liability of $4.9 million which is the result of the difference in accounting for the Company’s goodwill, which is amortizable over 15 years for tax purposes but not amortizable for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

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

During three months ended June 30, 2012 and 2011, the Company recorded a provision for income taxes of $0.4 million and $0.1 million, respectively. The income tax provision for the three months ended June 30, 2012 is primarily due to $0.2 million of income taxes in Germany that the Company does not expect will be offset by the Company’s net operating loss carryforwards in Germany and therefore expects to pay in cash. The Company also recorded $0.2 million in income taxes related to its deferred tax liability on goodwill and alternative minimum tax in the U.S.

Note 9. Commitments and Contingencies

Litigation

From time to time, the Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management presently believes that the outcome of each such proceedings or claims which are pending or known to be threatened, or all of them combined, is not expected to have a material effect on the Company’s financial position, and results of operations or cash flows. At June 30, 2012, the Company did not have any material pending litigation.

Note 10. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 70% and 68% of the Company’s total consolidated assets are located within the U.S. as of June 30, 2012 and March 31, 2012, respectively. The remaining assets are located in Europe and are primarily related to the Company’s Impella production facility in Germany, and include goodwill and intangibles of $34.7 million and $37.0 million at June 30, 2012 and March 31, 2012, respectively, associated with the Impella acquisition in May 2005. Total assets in Europe excluding goodwill and intangibles amounted to 7% and 8% of total consolidated assets at June 30, 2012 and March 31, 2012, respectively. International sales (sales outside the U.S. and primarily in Europe) accounted for 5% and 7% of total revenue for the three months ended June 30, 2012 and 2011, respectively.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Abiomed’s discussion of financial condition and results of operations may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from those anticipated in these forward-looking statements based upon a number of factors, including uncertainties associated with development, testing and related regulatory approvals, anticipated future losses, complex manufacturing, high quality requirements, dependence on limited sources of supply, competition, market acceptance of our new products, technological change, government regulation, future capital needs and uncertainty of additional financing and other risks detailed in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. In particular, we encourage you to review the risks and uncertainties discussed under Item 1A of Part I of our Annual Report on Form 10-K, for the year ended March 31, 2012. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of unanticipated events.

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

Our strategic focus and the driver of the most recent revenue growth in our business is the market penetration of our Impella 2.5 product, which received 510(k) clearance in June 2008 for partial circulatory support for up to six hours. We received 510(k) clearance in April 2009 for our Impella 5.0 and Impella LD devices for circulatory support for up to six hours. These devices are larger and provide more blood flow to patients than the Impella 2.5.

We received CE mark approval in Europe for the Impella cVAD in April 2012 and we received Health Canada approval for the Impella cVAD in June 2012. The Impella cVAD was commercially available at selected sites in Europe and Canada during the first quarter of fiscal 2013. The Impella cVAD is not currently approved by the U.S. Food and Drug Administration, or FDA, for sale in the U.S. We currently anticipate that the Impella cVAD will receive 510(k) clearance and be commercially available in the U.S. in the second half of fiscal 2013, although there is no assurance if or when clearance will be received.

In addition, we are currently conducting initial patient use trials outside of the U.S. of the Impella RP. The Impella RP is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of flow and is intended to provide the flow and pressure needed to compensate for right heart failure. This product is not currently available for sale in the U.S.

Revenues from our other heart recovery products, largely focused on the heart surgery suite, have been lower recently as we have strategically shifted our sales and marketing efforts towards our Impella products and the cath lab. We expect revenues from our non-Impella business, including BVS and AB5000, will continue to decrease in fiscal 2012 as we continue to focus on our Impella products.

In November 2011, we announced Symphony, a synchronized minimally invasive implantable cardiac assist device designed to treat chronic patients with moderate heart failure by improving patient hemodynamics and potentially improving quality of life. The device is designed with the primary goal of stabilizing the progression of heart failure and/or recovering/remodeling the heart. We recently conducted the initial first in man implant of Symphony outside the U.S. This product is not currently available for sale in the U.S.

For the three months ended June 30, 2012, we recognized net income of $3.1 million. With the exception of fiscal 2012, we have incurred net losses since our inception. Even though we were profitable in fiscal 2012, we may incur additional losses in the future as we continue to invest in research and development related to our products, conduct clinical studies and registries on our products, expand our commercial infrastructure and invest in new markets such as Japan.

Impella 2.5

The Impella 2.5 catheter is a percutaneous micro heart pump with an integrated motor and sensors. The device is designed primarily for use by interventional cardiologists to support patients in the cath lab who may require assistance to maintain their circulation. The Impella 2.5 device received 510(k) clearance from the FDA in June 2008 for partial circulatory support for up to six hours, has CE mark approval in Europe for up to five days of use and is approved for use in over 40 countries.

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

In August 2007, we received approval from the FDA to begin a high-risk percutaneous coronary intervention, or PCI, pivotal clinical trial, known as the Protect II study, for the Impella 2.5. This pivotal study was to determine the safety and effectiveness of the Impella 2.5 as compared to medical management with an intra-aortic balloon, or IAB, during “high-risk” angioplasty procedures. In December 2010, we announced the termination of the Protect II study based on a futility determination at the planned interim analysis regarding the primary end-point, which we view as likely to have resulted from how rotational atherectomy was performed by investigators in the study.

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

The Impella 5.0 can be quickly implanted via a small incision in the femoral artery in the groin using a guide wire to reach the left ventricle of the heart where it can then be directly deployed to draw blood out of the ventricle, deliver it to the arterial system and perfuse the heart muscle. This function is intended to reduce ventricular work. The Impella LD is similar to the Impella 5.0 but is implanted directly through an aortic graft. The Impella 5.0 and Impella LD can pump up to five liters of blood per minute, providing full circulatory support.

Impella cVAD

In December 2011, we announced the Impella cVAD, a new higher flow Impella device, which is implanted via a patient’s femoral artery and provides peak flow of approximately four liters of blood per minute. We received CE mark approval in Europe for the Impella cVAD in April 2012 and we received Health Canada approval for the Impella cVAD in June 2012. The Impella cVAD was commercially available at selected sites in Europe and Canada during the first quarter of fiscal 2013. The Impella cVAD is not currently approved by the U.S. Food and Drug Administration, or FDA, for sale in the U.S. We currently anticipate that the Impella cVAD will receive 510(k) clearance and be commercially available in the U.S. in the second half of fiscal 2013, although there is no assurance if or when clearance will be received.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three months ended June 30, 2012, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Recently Adopted Accounting Standards

During the first quarter of fiscal 2013, we adopted Accounting Standards Update, or ASU, No ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive, statements of net income and other comprehensive income. In December 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 amended ASU 2011-05 by indefinitely deferring the requirement under ASU 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by a component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. We have adopted ASU 2011-05 with retrospective application as required, except for the components of ASU 2011-05 which were indefinitely deferred by ASU 2011-12 and have included in these condensed consolidated financial statements separate unaudited statements of comprehensive income. The adoption of this standard did not impact our condensed consolidated financial statements other than this change in presentation.

In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment. ASU 2011-08 amended current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We adopted ASU 2011-08 during the first quarter of fiscal 2013 and will apply the provisions to our annual impairment assessment to be conducted during the third quarter of fiscal 2013.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues (which includes revenues from products and funded research and development) for the three months ended June 30, 2012 and 2011, respectively:

	Three Months Ended
	June 30,
	2012	2011
Revenues:
Product	99.6%	99.3%
Funded research and development	0.4	0.7

Total revenues	100.0	100.0

Costs and expenses:
Cost of product revenue	19.2	21.5
Research and development	17.3	26.8
Selling, general and administrative	54.0	66.4
Amortization of intangible assets	0.3	1.4

Total costs and expenses	90.8	116.1

Income (loss) from operations	9.2	(16.1)

Other (expense) income:
Other expense, net	—	(0.3)

	—	(0.3)

Income (loss) before income tax provision	9.2	(16.4)
Income tax provision	1.2	0.4

Net income (loss)	8.0%	(16.8)%

Three months ended June 30, 2012 compared with the three months ended June 30, 2011

Revenues

Our revenues are comprised of the following (in thousands):

	Three Months Ended
	June 30,
	2012	2011

Impella product revenue	$34,676	$22,192
Other products	2,122	3,424
Service and other revenue	1,849	1,550

Total product and service revenues	38,647	27,166
Funded research and development	136	189

Total revenues	$38,783	$27,355

Impella product revenue encompasses Impella 2.5, Impella cVAD, Impella 5.0, and Impella LD product sales. Other product revenue includes AB5000, BVS5000 and cannulae product sales. Service and other revenue represents revenue earned on service contracts and maintenance calls.

Total revenues for the three months ended June 30, 2012 increased by $11.4 million, or 42%, to $38.8 million from $27.4 million for the three months ended June 30, 2011. The increase in total revenue was primarily due to higher Impella revenue due to greater utilization in the U.S.

Impella product revenues for the three months ended June 30, 2012 increased by $12.5 million, or 56%, to $34.7 million from $22.2 million for the three months ended June 30, 2011. Most of our Impella revenue was from disposable product sales of Impella 2.5 in the U.S., as we focus on controlled rollouts for new sites and increasing utilization of these products through continued investment in our sales force and physician training.

Other product revenues for the three months ended June 30, 2012 decreased by $1.3 million, or 38%, to $2.1 million from $3.4 million for the three months ended June 30, 2011. The decrease in other revenue was due to a decline in BVS and AB5000 disposable sales. We expect that BVS and AB5000 revenue will continue to decline in fiscal 2013 as we focus our sales efforts in the surgical suite on Impella 5.0 and LD.

Service and other revenue for the three months ended June 30, 2012 increased by $0.3 million, or 19%, to $1.9 million from $1.6 million for the three months ended June 30, 2011. The increase in service revenue was primarily due to an increase in service contracts, primarily for Impella consoles.

Cost of Product Revenues

Cost of product revenue for the three months ended June 30, 2012 increased by $1.5 million, or 26%, to $7.4 million from $5.9 million for the three months ended June 30, 2011. Gross margin for the three months ended June 30, 2012 was 81% compared to 79% for the three months ended June 30, 2011. The increase in gross margin was primarily due to higher reorders of Impella product disposable pumps and improved manufacturing efficiency.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2012 decreased by $0.6 million, or 8%, to $6.7 million from $7.3 million for the three months ended June 30, 2011. The decrease in research and development expenses was due to a decrease in clinical trial expenditures as we completed our work associated with the Protect II trial for the Impella 2.5, partially offset by an increase in spending on product development initiatives associated with Impella RP, Impella cVAD and Symphony. Research and development expenses for the three months ended June 30, 2012 and 2011 included $0.9 million and $2.5 million, respectively, in clinical trial costs primarily associated with our Impella 2.5 U.S. trials. We expect research and development expenses to increase slightly in fiscal 2013 as we continue to focus on new product development initiatives associated with Impella RP and Symphony products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2012 increased by $2.8 million, or 15%, to $21.0 million from $18.2 million for the three months ended June 30, 2011. The increase in selling, general and administrative expenses was primarily due to an increased field headcount as we continued to build out our commercial efforts in the U.S. and increased spending on marketing initiatives as we continued to educate physicians on the benefits of hemodynamic support.

We expect to increase our expenditures on sales and marketing activities in fiscal 2013, with particular investments in clinical personnel with cath lab expertise. We also plan to increase our marketing, service, and training investments to support the efforts of the sales and field clinical teams to drive recovery awareness for acute heart failure patients.

Amortization of Intangibles

Amortization of intangible assets for the three months ended June 30, 2012 decreased by $0.3 million, or 71%, to $0.1 million from $0.4 million for the three months ended June 30, 2011. Amortization primarily relates to specifically identified assets from the Impella acquisition. We fully amortized the remaining net book value of our intangible assets during the three months ended June 30, 2012.

Provision for Income Taxes

During three months ended June 30, 2012 and 2011, we recorded a provision for income taxes of $0.4 million and $0.1 million, respectively. The income tax provision for the three months ended June 30, 2012 is primarily due to $0.2 million of income taxes in Germany that we do not expect will be offset by our net operating loss carryforwards in Germany and therefore we expect to pay in cash. We have also recorded $0.2 million in income taxes related to our deferred tax liability on our goodwill and alternative minimum tax in the U.S.

Net Income (Loss)

During the three months ended June 30, 2012, we incurred net income of $3.1 million, or $0.08 per basic and diluted share, compared to a net loss of $4.6 million, or $0.12 per basic and diluted share, for the three months ended June 30, 2011. The increase in the net income for the three months ended June 30, 2012 compared to the net loss in June 30, 2011 was due primarily to increased Impella sales due to greater demand in the U.S.

Liquidity and Capital Resources

At June 30, 2012, our cash, cash equivalents and short-term marketable securities totaled $81.2 million, an increase of $4.0 million compared to $77.2 million in cash, cash equivalents and short-term marketable securities at March 31, 2012. We believe that our revenue from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months, exclusive of activities involving any future acquisitions of products or companies that complement or augment our existing line of products.

Our primary liquidity needs are to fund the expansion of our commercial infrastructure in the U.S., increase our Impella manufacturing capacity, increase our inventory levels in order to meet increasing customer demand for Impella in the U.S., fund new product development and provide for general working capital needs. Through June 30, 2012, we have funded our operations principally from product sales and through the sale of equity securities. We also generate cash through funded research and development revenue.

Marketable securities at June 30, 2012 consist of $77.2 million held in funds that invest solely in U.S. Treasury securities. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets. We continue to monitor our cash position closely and currently only invest excess cash in short term U.S. treasury securities.

Cash and cash equivalents held by our foreign subsidiaries totaled $2.2 million and $3.0 million at June 30, 2012 and March 31, 2012, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

During the three months ended June 30, 2012, net cash provided by operating activities was $4.3 million, compared to net cash used of $8.6 million during the same period in the prior year. The increase in cash provided by operations was primarily attributable to the net improvement of $7.7 million reflected in our net income of $3.1 million for the three months ended June 30, 2012 compared to our net loss of $4.6 million in fiscal 2012, offset by changes in assets and liabilities used which consist of a $4.5 million decrease in cash used for accounts payable and accrued expenses primarily related to the closeout of the Protect II study in fiscal 2012, a $1.2 million increase in cash provided by accounts receivable due to increases in sales and a $0.4 million increase in cash used for inventories due to an increase in inventory to support growing customer demand for Impella in the U.S. In addition, net cash provided by operating activities was impacted by changes in non-cash adjustments of a $0.3 million increase in stock-based compensation and a $0.1 million increase in write-downs of inventory, partially offset by a $0.2 million decrease in depreciation and amortization expense.

During the three months ended June 30, 2012, net cash used for investing activities was $6.5 million, compared to $1.0 million during the same period in the prior year. The increase in cash used for investing activities was primarily attributable to a $5.5 million increase in net purchases of short-term securities.

During the three months ended June 30, 2012, net cash provided by financing activities was $1.0 million, compared to $7.6 million during the same period in the prior year. The decrease in cash provided by financing activities was primarily attributable to a $6.4 million decrease in proceeds from the exercise of stock options because fewer stock options were exercised in that period, offset by $0.2 million for payments in lieu of issuance of common stock for minimum payroll taxes upon vesting of certain equity awards.

Capital expenditures for fiscal 2013 are estimated to be $3.0 to $4.0 million, which relate primarily to capital expenditures for manufacturing capacity increases for Impella, leasehold improvements and software development projects.

Our liquidity is influenced by our ability to sell our products in a competitive industry and our customers’ ability to pay for our products. Factors that may affect liquidity include our ability to penetrate the market for our products, maintain or reduce the length of the selling cycle, and collect cash from clients after our products are sold. We continue to review our long-term cash needs on a regular basis. At June 30, 2012, we had no long-term debt outstanding.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Primary Market Risk Exposures

Our cash, cash equivalents and short-term marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Marketable securities at June 30, 2012 consist of $77.2 million held in funds that invest solely in U.S. Treasury securities. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2012, we believe the decline in fair market value of our investment portfolio would be immaterial.

Currency Exchange Rates

We have foreign currency exposure to exchange rate fluctuations and particularly with respect to the euro and British pound sterling. Therefore, our investment in our international subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive (loss) income component of stockholders’ equity. Had a 10% depreciation in foreign currency exchange rates occurred relative to the U.S. dollar as of June 30, 2012, the result would have been a reduction of stockholders’ equity of approximately $3.4 million.

Fair Value of Financial Instruments

At June 30, 2012, our financial instruments consist primarily of cash and cash equivalents, short-term marketable securities, accounts receivable, and accounts payable. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2012, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the first quarter of our fiscal year ending March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2012, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended June 30, 2012. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2012	—		—	—	—
May 1-31, 2012	11,390	(1)	$20.89	—	—
June 1-30, 2012	—		—	—	—

(1)	Represents shares withheld to satisfy minimum tax withholding obligations related to restricted stock units which vested during the indicated period. The shares withheld were recorded as treasury shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

11.1	Statement regarding computation of Per Share Earnings (see Note 2, Notes to Consolidated Financial Statements).	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

101	The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2012 and March 31, 2012; (ii) Consolidated Statements of Operations for the three months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2012 and June 30, 2011; (iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and June 30, 2011; and (v) Notes to Consolidated Financial Statements.*	X

*	The information contained in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and regardless of any general incorporation language in such filing, except as expressly set forth by specific reference in such filing.

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Abiomed, Inc.

Date: August 6, 2012	/S/ ROBERT L. BOWEN
Robert L. Bowen
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)