Form 10-Q
period 2012-12-31
ABIOMED INC
filed 2013-02-06
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 31, 2013, there were 38,557,806 shares outstanding of the registrant’s Common Stock, $.01 par value.

ABIOMED, INC. AND SUBSIDIARIES

ABIOMED, ABIOCOR, IMPELLA CP, and Symphony are trademarks of ABIOMED, Inc., and are registered in the U.S. and certain foreign countries. The U.S. Trademark Application for IMPELLA CP is pending and additional foreign applications will be filed taking advantage of the U.S. filing date. BVS is a trademark of ABIOMED, Inc. and is registered in the U.S. AB5000 is a trademark of ABIOMED, Inc. IMPELLA and RECOVER are trademarks of Abiomed Europe GmbH, a subsidiary of ABIOMED, Inc., and are registered in the U.S. and certain foreign countries.

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,757	$5,990
Short-term marketable securities	74,985	71,233
Accounts receivable, net	19,915	20,458
Inventories	14,988	11,142
Prepaid expenses and other current assets	1,357	1,716

Total current assets	122,002	110,539
Property and equipment, net	6,472	6,378
Intangible assets, net	—	115
Goodwill	36,506	36,846
Other long-term assets	29	33

Total assets	$165,009	$153,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,306	$6,910
Accrued expenses	13,883	12,480
Deferred revenue	3,100	3,025

Total current liabilities	23,289	22,415
Long-term deferred tax liability	5,344	4,799
Other long-term liabilities	331	400

Total liabilities	28,964	27,614

Commitments and contingencies (Note 10)
Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	397	393
Authorized - 100,000,000 shares;
Issued - 39,742,737 shares at December 31, 2012 and 39,323,708 shares at March 31, 2012;
Outstanding - 38,880,393 shares at December 31, 2012 and 39,272,754 shares at March 31, 2012
Additional paid in capital	411,715	401,771
Accumulated deficit	(262,003)	(273,275)
Treasury stock at cost - 862,344 shares at December 31, 2012 and 50,954 shares at March 31, 2012	(11,719)	(827)
Accumulated other comprehensive loss	(2,345)	(1,765)

Total stockholders’ equity	136,045	126,297

Total liabilities and stockholders’ equity	$165,009	$153,911

The accompanying notes are an integral part of the consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenue:
Product revenue	$38,112	$31,732	$114,078	$88,049
Funded research and development	138	466	372	982

	38,250	32,198	114,450	89,031

Costs and expenses:
Cost of product revenue	8,130	6,279	22,770	17,721
Research and development	6,259	6,140	18,825	19,923
Selling, general and administrative	20,943	17,184	60,333	51,683
Amortization of intangible assets	—	362	111	1,126

	35,332	29,965	102,039	90,453

Income (loss) from operations	2,918	2,233	12,411	(1,422)

Other income:
Investment income (expense), net	1	(2)	—	(4)
Gain on settlement of investment	—	1,017	—	1,017
Other income, net	324	39	311	24

	325	1,054	311	1,037

Income (loss) before income tax provision	3,243	3,287	12,722	(385)
Income tax provision	559	366	1,450	687

Net income (loss)	$2,684	$2,921	$11,272	$(1,072)

Basic net income (loss) per share	$0.07	$0.08	$0.29	$(0.03)
Basic weighted average shares outstanding	39,417	38,498	39,331	38,221

Diluted net income (loss) per share	$0.07	$0.07	$0.27	$(0.03)
Diluted weighted average shares outstanding	40,865	40,270	41,418	38,221

The accompanying notes are an integral part of the consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Net income (loss)	$2,684	$2,921	$11,272	$(1,072)

Other comprehensive income (loss)
Foreign currency translation gains (losses)	1,147	(2,206)	(580)	(3,781)

Total other comprehensive income (loss)	1,147	(2,206)	(580)	(3,781)

Comprehensive income (loss)	$3,831	$715	$10,692	$(4,853)

The accompanying notes are an integral part of the consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended December 31,
	2012	2011
Operating activities:
Net income (loss)	$11,272	$(1,072)
Adjustments required to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,086	3,083
Bad debt expense	42	72
Stock-based compensation	6,899	5,904
Write-down of inventory	891	1,092
Loss on disposal of fixed assets	—	29
Deferred tax provision	545	555
Gain on settlement of investment	—	(1,017)
Changes in assets and liabilities:
Accounts receivable	489	(2,124)
Inventories	(4,898)	(4,037)
Prepaid expenses and other assets	359	71
Accounts payable	(286)	(908)
Accrued expenses and other long-term liabilities	1,366	(2,923)
Deferred revenue	76	(84)

Net cash provided by (used for) operating activities	18,841	(1,359)
Investing activities:
Purchases of short-term marketable securities	(24,252)	(17,002)
Proceeds from the sale and maturity of short-term marketable securities	20,500	7,000
Proceeds from settlement of investment	—	1,017
Expenditures for property and equipment	(2,072)	(1,937)

Net cash used for investing activities	(5,824)	(10,922)
Financing activities:
Proceeds from the exercise of stock options	2,739	11,683
Repurchase of common stock	(10,654)	—
Issuance of common stock	—	103
Payments in lieu of issuance of common stock for minimum payroll taxes	(238)	—
Proceeds from the issuance of stock under employee stock purchase plan	270	197

Net cash (used for) provided by financing activities	(7,883)	11,983
Effect of exchange rate changes on cash	(367)	(441)

Net increase (decrease) in cash and cash equivalents	4,767	(739)
Cash and cash equivalents at beginning of period	5,990	5,831

Cash and cash equivalents at end of period	$10,757	$5,092

Supplemental disclosures:
Fixed asset additions included in accounts payable	$105	$82

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

There have been no changes in the Company’s significant accounting policies for the three and nine months ended December 31, 2012 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 that has been filed with the SEC.

Recently Adopted Accounting Standards

During the first quarter of fiscal 2013, the Company adopted Accounting Standards Update, or ASU, No ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive, statements of net income and other comprehensive income. In December 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 amended ASU 2011-05 by indefinitely deferring the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The Company has adopted ASU 2011-05 with retrospective application as required and has included separate unaudited statements of comprehensive income in these condensed consolidated financial statements. The adoption of this standard did not impact the Company’s condensed consolidated financial statements other than this change in presentation.

During the first quarter of fiscal 2013, the Company adopted ASU No. 2011-08, Testing for Goodwill Impairment. ASU 2011-08 amended current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The adoption of this standard did not impact the Company’s condensed consolidated financial statements.

Note 2. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities include stock options, restricted stock awards, restricted stock units, performance-based stock awards and shares to be purchased under the Company’s employee stock purchase plan. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same. The Company’s basic and diluted net income (loss) per share for the three and nine months ended December 31, 2012 were as follows (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Basic Net Income (Loss) Per Share
Net income (loss)	$2,684	$2,921	$11,272	$(1,072)

Weighted average shares used in computing basic net income (loss) per share	39,417	38,498	39,331	38,221

Net income (loss) per share - basic	$0.07	$0.08	$0.29	$(0.03)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Diluted Net Income (Loss) Per Share
Net income (loss)	$2,684	$2,921	$11,272	$(1,072)

Weighted average shares used in computing basic net income (loss) per share	39,417	38,498	39,331	38,221
Effect of dilutive securities	1,448	1,772	2,087	—

Weighted average shares used in computing diluted net income (loss) per share	40,865	40,270	41,418	38,221

Net income (loss) per share - diluted	$0.07	$0.07	$0.27	$(0.03)

For the three and nine months ended December 31, 2012, approximately 908,000 and 562,000 shares underlying outstanding securities, primarily out-of-the-money stock options and performance-based awards for which milestones were not met, were not included in the computation of diluted earnings per share. For the three months ended December 31, 2011, approximately 391,000 shares underlying outstanding securities were not included in the computation of diluted earnings per share primarily related to out-of-the-money stock options and performance-based awards where milestones were not met. For the nine months ended December 31, 2011, approximately 4,544,000 shares underlying stock options and approximately 867,000 unvested shares of restricted stock were excluded from the calculation of diluted weighted average shares outstanding because the Company incurred a loss for the nine month period, and to include them would have been anti-dilutive.

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

The following table presents the Company’s financial instruments recorded at fair value in the consolidated balance sheet, classified according to the three categories described above (in thousands):

	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)	Total Carrying Value
At December 31, 2012:
U.S. Treasury securities	$74,985	—	—	$74,985

	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)	Total Carrying Value
At March 31, 2012:
U.S. Treasury securities	$71,233	—	—	$71,233

The Company records these marketable securities at fair value and has classified all of its investments as Level 1 since quoted market prices in active markets are readily available.

Note 4. Inventories

The components of inventories are as follows (in thousands):

	December 31, 2012	March 31, 2012

Raw materials and supplies	$5,443	$3,586
Work-in-progress	5,786	4,098
Finished goods	3,759	3,458

	$14,988	$11,142

The Company’s inventories relate to its circulatory care product lines, primarily the Impella, AB5000 and BVS 5000 product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead. During the nine months ended December 31, 2012 and 2011, the Company recorded $0.9 million and $1.1 million, respectively, in write-downs of inventory.

From time to time, the Company places finished goods inventory on a short-term basis to customers for demonstration purposes and this inventory is amortized over a one to five-year life. The Company had $0.3 million and $0.4 million in demo inventory at December 31, 2012 and March 31, 2012, respectively.

Note 5. Goodwill

The carrying amount of goodwill at December 31, 2012 and March 31, 2012 was $36.5 million and $36.8 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, or Impella, in May 2005. The goodwill activity for the nine months ended December 31, 2012 is as follows (in thousands):

Balance at March 31, 2012	$36,846
Exchange rate impact	(340)

Balance at December 31, 2012	$36,506

Note 6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2012	March 31, 2012

Employee compensation	$8,365	$9,272
Sales and income taxes	1,871	948
Professional, accounting and auditing fees	1,160	427
Warranty	920	726
Research and development	863	519
Other	704	588

	$13,883	$12,480

Employee compensation in accrued expenses consists primarily of accrued bonuses, accrued commissions and accrued employee payroll and benefits at December 31, 2012 and March 31, 2012.

Note 7. Stockholders’ Equity

Stock Repurchase Program

In November 2012, the Company’s Board of Directors authorized a stock repurchase program for up to $15.0 million of its common stock. The Company financed the stock repurchase program with its available cash. During the three and nine months ended December 31, 2012, the Company repurchased 800,000 shares for $10.7 million in open market purchases at an average cost of $13.32 per share, including commission expense. The Company completed the stock repurchase program in January 2013 with the repurchase of an additional 323,587 shares under the program for a total cost of $4.4 million, including commission expense. The Company has completed the $15.0 million purchase of common stock under this stock repurchase program.

Note 8. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Cost of product revenue	$83	$66	$330	$216
Research and development	333	397	1,331	1,269
Selling, general and administrative	1,520	1,310	5,238	4,419

	$1,936	$1,773	$6,899	$5,904

The components of stock-based compensation were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Stock options	$583	$612	$2,135	$2,116
Restricted stock	81	262	541	1,722
Restricted stock units	1,220	864	4,085	1,966
Employee stock purchase plan	52	35	138	100

	$1,936	$1,773	$6,899	$5,904

Stock Options

The following table summarizes the stock option activity for the nine months ended December 31, 2012:

			Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	($000’s)
Outstanding at April 1, 2012	4,268	$10.42	6.03
Granted	323	22.32
Exercised	(313)	8.73
Cancelled and expired	(63)	10.22

Outstanding at December 31, 2012	4,215	$11.44	5.55	$12,688

Exercisable at December 31, 2012	3,214	$10.81	4.82	$9,571

Options vested and expected to vest at December 31, 2012	3,985	$11.43	5.43	$11,825

The aggregate intrinsic value of options exercised was $4.4 million and $9.9 million for the nine months ended December 31, 2012 and 2011, respectively. The total fair value of options vested during the nine months ended December 31, 2012 and 2011 was $2.3 million and $3.6 million, respectively.

The remaining unrecognized stock-based compensation expense for unvested stock option awards at December 31, 2012 was approximately $3.9 million, net of forfeitures, and the weighted-average period over which this cost will be recognized is 2.7 years.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair value for options granted during the nine months ended December 31, 2012 and 2011 was $10.07 per share and $8.01 per share, respectively.

The fair value of options granted during the three and nine months ended December 31, 2012 and 2011 were calculated using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Risk-free interest rate	0.63%	0.92%	0.77%	1.49%
Expected option life (years)	4.23	5.09	4.32	5.23
Expected volatility	58.1%	55.1%	56.4%	52.7%

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

Restricted Stock and Restricted Stock Units

In addition to stock option grants, the Company also has the ability to grant restricted stock and restricted stock units. Similar to stock options, these restricted stock and restricted stock unit grants are subject to certain vesting criteria. The following table summarizes the activity for the nine months ended December 31, 2012:

		Weighted Average
	Number of	Grant Date
	Shares (thousands)	Fair Value
Outstanding at April 1, 2012	871	$15.76
Granted	397	22.32
Vested	(218)	13.62
Forfeited	(26)	20.27

Outstanding at December 31, 2012	1,024	$18.64

The remaining unrecognized compensation expense for outstanding restricted stock awards and restricted stock units, including performance-based awards, as of December 31, 2012 was $9.1 million and the weighted-average period over which this cost will be recognized is 2.0 years.

The weighted average grant-date fair value for restricted stock and restricted stock units granted during the nine months ended December 31, 2012 and 2011 was $22.32 per share and $18.05 per share, respectively. The total fair value of restricted stock and restricted stock units vested during the nine months ended December 31, 2012 and 2011 was $3.0 million and $1.5 million, respectively.

Performance Based Awards

Included in the restricted stock and restricted stock units activity discussed above are certain awards that vest subject to certain performance-based criteria.

In May 2012, performance-based awards of restricted stock units for the potential issuance of 195,188 shares of common stock were issued to certain executive officers and employees, all of which vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of December 31, 2012, the Company is recognizing compensation expense based on the probable outcome related to the prescribed performance targets on these awards.

In May 2011 and June 2011, performance-based awards of restricted stock units for the potential issuance of 284,000 shares of common stock were issued to certain executive officers and members of the senior management of the Company, all of which vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of December 31, 2012, the Company has met the prescribed targets for 184,000 shares underlying these awards and believes it is probable that the prescribed performance targets will be met for the remaining 100,000 shares, and the compensation expense is being recognized accordingly.

During the three and nine months ended December 31, 2012, the Company recorded $0.7 million and $2.5 million, respectively, in stock-based compensation expense for equity awards in which the prescribed performance milestones have been achieved or are probable of being achieved. The remaining unrecognized compensation expense related to these equity awards at December 31, 2012 is $3.8 million based on the Company’s current assessment of probability of achieving the performance milestones. The weighted-average period over which this cost will be recognized is 1.9 years.

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

The Company regularly assesses its ability to realize its deferred tax assets. Assessments of the realization of deferred tax assets require that management consider all available evidence, both positive and negative, and make significant judgments about many factors, including the amount and likelihood of future taxable income. Based on the available evidence and uncertainties surrounding the Company’s ability to continue to generate future taxable income, the Company has recorded valuation allowances to reduce its deferred tax assets to the amount that is more likely than not to be realizable as of December 31, 2012 and March 31, 2012.

As of December 31, 2012, the Company has accumulated a net deferred tax liability of $5.3 million which is the result of the difference in accounting for the Company’s goodwill, which is amortizable over 15 years for tax purposes but not amortizable for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

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

Note 10. Commitments and Contingencies

From time to time, the Company is involved in legal and administrative proceedings and claims of various types. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

On October 26, 2012, the Company was informed that the United States Attorney’s Office for the District of Columbia is conducting an investigation that is focused on the Company’s marketing and labeling of the Impella 2.5. On October 31, 2012, the Company accepted service of a subpoena related to this investigation. The subpoena seeks documents related to the Impella 2.5. The Company is in the process of responding and intends to cooperate fully with the subpoena. Because the investigation is in the early stages, management is unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability, if any, that could result from any unfavorable outcome associated with this inquiry. The Company can anticipate, however, that it will incur significant expenses related to this investigation.

On November 16 and 19, 2012, two purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of the Company’s common stock, on behalf of themselves and persons or entities that purchased or acquired securities of the Company between August 5, 2011 and October 31, 2012. The complaints allege that the defendants violated the federal securities laws in connection with disclosures related to the U.S. Food and Drug Administration, or FDA, and the marketing and labeling of the Company’s Impella 2.5 product and seek damages in an unspecified amount. The Company expects that the Court will consolidate these complaints.

On February 4, 2013, an alleged stockholder of the Company filed a derivative action on behalf of the Company against the Company and each of its directors in the U.S. District Court for the District of Massachusetts. The complaint alleges that the directors breached their fiduciary duties to the Company and its stockholders in connection with disclosures related to the FDA and the marketing and labeling of the Company’s Impella 2.5 product and seeks damages in an unspecified amount. Separately, on January 21, 2013 and February 5, 2013, the Company received demands from purported stockholders to inspect certain books and records of the Company related to these matters.

The Company is unable to estimate its potential liability with respect to the investigation and lawsuits. There are numerous factors that make it difficult to meaningfully estimate possible loss or range of loss at this stage of the investigation and lawsuits, including that: the proceedings are in relatively early stages, there are significant factual and legal issues to be resolved, information obtained or rulings made during any lawsuits or investigations could affect the methodology for calculation. In addition, with respect to claims where damages are the requested relief, no amount of loss or damages has been specified. Therefore, the Company is unable at this time to estimate its possible losses and accordingly, no adjustment has been made to the financial statements to reflect the outcome of these uncertainties.

Note 11. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 70% and 68% of the Company’s total consolidated assets are located within the U.S. as of December 31, 2012 and March 31, 2012, respectively. The remaining assets are located in Europe and are primarily related to the Company’s Impella production facility in Germany, and include goodwill and intangibles of $36.5 million and $37.0 million at December 31, 2012 and March 31, 2012, respectively, associated with the Impella acquisition in May 2005. Total assets in Europe excluding goodwill and intangibles amounted to 8% of total consolidated assets at each of December 31, 2012 and March 31, 2012. International sales (sales outside the U.S. and primarily in Europe) accounted for 7% and 6% of total revenue for the three and nine months ended December 31, 2012 and 8% and 7% of total revenue for the three and nine months ended December 31, 2011.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Abiomed’s discussion of financial condition and results of operations may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from those anticipated in these forward-looking statements based upon a number of factors, including uncertainties associated with development, testing and related regulatory approvals, anticipated future losses, complex manufacturing, high quality requirements, dependence on limited sources of supply, competition, market acceptance of our new products, technological change, government regulation, future capital needs and uncertainty of additional financing and other risks detailed in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. In particular, we encourage you to review the risks and uncertainties discussed under Item 1A of Part I of our Annual Report on Form 10-K, for the year ended March 31, 2012 and other risk factors identified herein or from time to time in our periodic filings with the SEC. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of unanticipated events.

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

Our strategic focus and the driver of the most recent revenue growth in our business is the market penetration of our Impella 2.5 product, which received 510(k) clearance in June 2008 from the U.S. Food and Drug Administration, or FDA, for partial circulatory support for up to six hours. We received 510(k) clearance in April 2009 for our Impella 5.0 and Impella LD devices for circulatory support for up to six hours. These devices are larger and provide more blood flow to patients than the Impella 2.5.

In September 2012, we announced that the Impella CP received 510(k) clearance from the FDA. The Impella CP (previously marketed outside of the U.S. as Impella cVAD) received CE Mark approval to market the device in the European Union in April 2012 and Health Canada approval to market the device in Canada in June 2012. We began an initial limited launch with top heart hospitals in the U.S. during the second quarter of fiscal 2013 and will continue our controlled commercial launch of Impella CP in the U.S. in the fourth quarter of fiscal 2013.

On October 26, 2012, we were informed that the United States Attorney’s Office for the District of Columbia is conducting an investigation that is focused on our marketing and labeling of the Impella 2.5. On October 31, 2012, we accepted service of a subpoena related to this investigation. The subpoena seeks documents related to the Impella 2.5. We are in the process of responding and we intend to cooperate fully with the subpoena.

On November 16 and 19, 2012, two purported class action complaints were filed against us and certain of our officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of our common stock, on behalf of themselves and persons or entities that purchased or acquired our securities between August 5, 2011 and October 31, 2012. The complaints allege that the defendants violated the federal securities laws in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seek damages in an unspecified amount. We expect that the Court will consolidate these complaints.

On February 4, 2013, an alleged holder of our common stock filed a derivative action on our behalf against us and each of our directors in the U.S. District Court for the District of Massachusetts. The complaint alleges that the directors breached their fiduciary duties to us and our stockholders in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seeks damages in an unspecified amount. Separately, on January 21, 2013 and February 5, 2013, we received demands from purported stockholders to inspect certain of our books and records related to these matters.

In November 2012, we announced that the Impella RP received Investigational Device Exemption, or IDE, approval from the FDA for use in a pivotal clinical study in the U.S. We expect to start this clinical study in the fourth quarter of fiscal 2013. The Impella RP is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of flow per minute and is intended to provide the flow and pressure needed to compensate for right side heart failure. We are currently conducting initial patient use trials of the Impella RP outside of the U.S. This product is not currently available for commercial use.

In December 2012, as part of its 515 Program Initiative, an FDA panel voted to retain Class III status for the temporary ventricular support devices within the non-roller type cardiopulmonary bypass blood pumps category, which includes our Impella products. The panel’s recommendation of Class III for this category of device is consistent with the current Class III designation for these device types. If the FDA accepts the panel’s determination and issues a final order classifying these devices in Class III, we will have 90 days from the date of the issuance of that order to file a PMA application for Impella 2.5 for the product to remain on the market. Under the 515 Program Initiative, we will be permitted to continue to market our Impella products pursuant to the 510(k) clearance for a sufficient period of time to allow for the submission and review of PMA applications relating to our Impella products.

Revenues from our non-Impella products, largely focused on the heart surgery suite, have been lower recently as we have strategically shifted our sales and marketing efforts towards our Impella products and the cath lab. We expect revenues from our non-Impella products, including BVS and AB5000, will continue to decrease as we continue to focus on our Impella products.

For the three and nine months ended December 31, 2012, we recognized net income of $2.7 million and $11.3 million, respectively. With the exception of fiscal 2012, we have incurred annual net losses since our inception. Even though we were profitable in fiscal 2012 and are profitable currently in fiscal 2013, we may incur additional losses in the future as we continue to invest in research and development related to our products, conduct clinical studies and registries on our products, expand our commercial infrastructure, pay additional excise taxes as a result of the implementation of the medical device tax in the U.S. in January 2013, incur additional legal fees to comply with the subpoena received from the Department of Justice in October 2012 and defend ourselves from other legal claims and invest in new markets such as Japan.

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

In August 2007, we received approval from the FDA to begin a high-risk percutaneous coronary intervention, or PCI, pivotal clinical trial, known as the Protect II study, for the Impella 2.5. This pivotal study was a superiority study to determine the safety and effectiveness of the Impella 2.5 as compared to medical management with an intra-aortic balloon, or IAB, during “high-risk” angioplasty procedures. In December 2010, we announced the termination of the Protect II study based on a futility determination at the planned interim analysis regarding the primary end-point, which we view as likely to have resulted from how rotational atherectomy was performed by investigators in the study.

A November 2011 update to the American College of Cardiology Foundation /American Heart Association Task Force on Practice Guidelines and the Society for Cardiovascular Angiography and Interventions Guidelines for Percutaneous Coronary Intervention, for the first time, included Impella in both the emergent and prophylactic hemodynamic support settings.

We are currently conducting USpella, the first U.S. multicenter observational registry collecting clinical data and outcomes for general use patients supported with Impella 2.5, CP, and 5.0 during procedures. Currently, there are 41 hospitals in the U.S. and Canada contributing data to the USpella registry.

Impella CP

In September 2012, we announced that the Impella CP received 510(k) clearance from the FDA. The Impella CP provides blood flow of approximately one liter more per minute than the Impella 2.5 and is indicated for up to six hours of partial circulatory support using an extracorporeal bypass control unit. It is also intended to be used to provide partial circulatory support, for up to six hours, during procedures not requiring cardiopulmonary bypass. The Impella CP (previously marketed outside of the U.S. as Impella cVAD) received CE Mark approval to market the device in the European Union in April 2012 and Health Canada approval to market the device in Canada in June 2012. We initiated a controlled launch with top heart hospitals in the U.S. during the second quarter of fiscal 2013 and will continue our controlled commercial launch of Impella CP to more hospitals in the U.S. in the fourth quarter of fiscal 2013.

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

Impella RP

In November 2012, we announced that the Impella RP received IDE approval from the FDA for use in a pivotal clinical study in the U.S. The Impella RP is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of flow per minute and is intended to provide the flow and pressure needed to compensate for right heart failure. This IDE approval enables the use of the Impella RP in a clinical study called RECOVER RIGHT. The study, which is expected to begin in early 2013, will enroll up to 30 patients from up to ten different hospital sites and is estimated to take up to 24 months to complete. The study will enroll patients who present with signs of right side heart failure, require hemodynamic support and are being treated in the catheterization lab or cardiac surgery suite. The RECOVER RIGHT study will collect safety and effectiveness data on the percutaneous use of the Impella RP and will be applied towards the submission of a Humanitarian Device Exemption, or HDE. An HDE is similar to a PMA application but is intended for patient populations of 4,000 or less per year in the United States. In order to receive an HDE, there must be no comparable devices approved under PMA that are available to treat the targeted population. An approved HDE authorizes sales of the device to any hospital after Institutional Review Board review.

We are currently conducting initial patient use trials outside of the U.S. of the Impella RP. This product is not currently available for commercial use.

AB5000 and BVS 5000

We manufacture and sell the AB5000 Circulatory Support System and the BVS 5000 Biventricular Support System for the temporary support of acute heart failure patients in profound shock, including patients suffering from cardiogenic shock after a heart attack, post-cardiotomy cardiogenic shock, or myocarditis. We believe the AB5000 and BVS 5000 systems are the only commercially available cardiac assist devices that are approved by the FDA for all indications where heart recovery is the desired outcome, including patients who have undergone successful cardiac surgery and subsequently develop low cardiac output, or patients who suffer from acute cardiac disorders leading to hemodynamic instability. We are in the process of transitioning our sales focus in the surgery market from the BVS 5000 to the AB5000, the Impella 5.0, and the Impella LD.

We have developed a Portable Circulatory Support Driver for both in-hospital and out-of-hospital patients. The Portable Driver is designed to support our AB5000 VAD. We received CE mark approval for our Portable Driver in March 2008. In May 2008, we received conditional approval for the Portable Driver for use outside the hospital in a clinical trial, Voyager I, conducted under an investigational device exemption, or IDE.

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

We received an HDE supplement approval from the FDA for product enhancement of the AbioCor in January 2008. The HDE allows the AbioCor to be made available to a limited patient population. We have no current plans to market AbioCor in the foreseeable future or seek a broader regulatory approval of the AbioCor. In September 2012, the FDA agreed to our request to place the post-approval study of the AbioCor on hold. We have not had any AbioCor sales since fiscal 2009, and we do not expect revenues from sales of the AbioCor for the foreseeable future as our primary strategic focus is centered on heart recovery for acute heart failure patients.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three and nine months ended December 31, 2012, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Recently Adopted Accounting Standards

During the first quarter of fiscal 2013, we adopted Accounting Standards Update, or ASU, No ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive, statements of net income and other comprehensive income. In December 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 amended ASU 2011-05 by indefinitely deferring the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. We adopted ASU 2011-05 with retrospective application as required and have included separate unaudited statements of comprehensive income in these condensed consolidated financial statements. The adoption of this standard did not impact our condensed consolidated financial statements other than this change in presentation.

During the first quarter of fiscal 2013, we adopted ASU No. 2011-08, Testing for Goodwill Impairment. ASU 2011-08 amended current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The adoption of this standard did not impact our condensed consolidated financial statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues (which includes revenues from products and funded research and development):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenues:
Product	99.6%	98.6%	99.7%	98.9%
Funded research and development	0.4	1.4	0.3	1.1

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of product revenue	21.3	19.5	19.9	19.9
Research and development	16.4	19.1	16.5	22.4
Selling, general and administrative	54.7	53.4	52.7	58.0
Amortization of intangible assets	—	1.1	0.1	1.3

Total costs and expenses	92.4	93.1	89.2	101.6

Income (loss) from operations	7.6	6.9	10.8	(1.6)

Other income:
Gain on settlement of investment	—	3.2	—	1.1
Other income, net	0.9	0.1	0.3	0.1

	0.9	3.3	0.3	1.2

Income (loss) before income tax provision	8.5	10.2	11.1	(0.4)
Income tax provision	1.5	1.1	1.3	0.8

Net income (loss)	7.0%	9.1%	9.8%	(1.2)%

Three and nine months ended December 31, 2012 compared with the three and nine months ended December 31, 2011

Revenues

Our revenues are comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Impella product revenue	$33,519	$27,680	$101,038	$74,674
Other products	2,221	2,343	6,507	8,279
Service and other revenue	2,372	1,709	6,533	5,096

Total product and service revenues	38,112	31,732	114,078	88,049
Funded research and development	138	466	372	982

Total revenues	$38,250	$32,198	$114,450	$89,031

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, and Impella LD product sales. Other product revenue includes AB5000, BVS5000 and cannulae product sales. Service and other revenue represents revenue earned on service contracts and maintenance calls.

Total revenues for the three months ended December 31, 2012 increased by $6.1 million, or 19%, to $38.3 million from $32.2 million for the three months ended December 31, 2011. Total revenues for the nine months ended December 31, 2012 increased by $25.5 million, or 29%, to $114.5 million from $89.0 million for the nine months ended December 31, 2011. The increase in total revenue was primarily due to higher Impella revenue due to greater utilization in the U.S. including the launch of Impella CP in fiscal 2013.

Impella product revenues for the three months ended December 31, 2012 increased by $5.8 million, or 21%, to $33.5 million from $27.7 million for the three months ended December 31, 2011. Impella revenues for the nine months ended December 31, 2012 increased by $26.3 million, or 35%, to $101.0 million from $74.7 million for the nine months ended December 31, 2011. Most of our Impella revenue was from disposable catheter sales in the U.S., as we focus on increasing utilization through continued investment in our field organization and physician training. In the second half of fiscal 2013, we began an initial limited launch of Impella CP in the U.S. As of December 31, 2012, we had Impella CP available at 46 customer sites. We plan to continue our controlled commercial launch of Impella CP during the fourth quarter of fiscal 2013 and we expect Impella CP and 2.5 revenues to increase as we add new customer sites and increase utilization at existing customer sites.

Other product revenues for the three months ended December 31, 2012 decreased by $0.1 million, or 4%, to $2.2 million from $2.3 million for the three months ended December 31, 2011. Other product revenues for the nine months ended December 31, 2012 decreased by $1.8 million, or 22%, to $6.5 million from $8.3 million for the nine months ended December 31, 2011. The decrease in other revenue was due to a decline in BVS and AB5000 disposable sales. We expect that BVS and AB5000 revenue will continue to decline in fiscal 2013 and beyond as we focus our sales efforts in the surgical suite on Impella 5.0 and LD.

Service and other revenue for the three months ended December 31, 2012 increased by $0.7 million, or 41%, to $2.4 million from $1.7 million for the three months ended December 31, 2011. Service revenue for the nine months ended December 31, 2012 increased by $1.4 million, or 27%, to $6.5 million from $5.1 million for the nine months ended December 31, 2011. The increase in service revenue was primarily due to an increase in service contracts, primarily for our new Impella consoles.

Cost of Product Revenues

Cost of product revenues for the three months ended December 31, 2012 and 2011, respectively, was $8.1 million and $6.3 million. Gross margin was 79% for the three months ended December 31, 2012 and 81% for the three months ended December 31, 2011. The increase in cost of product revenues was related to higher material purchase costs and increased personnel expenses as a result of increased headcount to support the higher demand for Impella products. The decrease in gross margin was related primarily to increased investment in expanding manufacturing capacity to support future demand for Impella products and start up costs related to the initial production of Impella CP.

Cost of product revenues for the nine months ended December 31, 2012 and 2011, respectively, was $22.8 million and $17.7 million. Gross margin was 80% for each of the nine months ended December 31, 2012 and 2011. The increase in cost of product revenues was related to higher material purchases and increased headcount to support the higher demand for Impella products and start up costs related to the initial production of Impella CP.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2012 increased by $0.2 million, or 3%, to $6.3 million from $6.1 million for the three months ended December 31, 2011. Research and development expenses for the nine months ended December 31, 2012 decreased by $1.1 million, or 6%, to $18.8 million from $19.9 million for the nine months ended December 31, 2011.

The decrease in research and development expenses during the nine months ended December 31, 2012 compared to the prior year period was due to a decrease in clinical trial expenditures as we completed our work associated with the Protect II trial for the Impella 2.5, partially offset by an increase in spending on product development initiatives associated with Impella RP and Symphony.

We expect research and development expenses to increase in the future as we continue to focus on new product development initiatives associated with Impella RP and Symphony products. We could also have additional research and development costs as we prepare our PMA application for our existing Impella products available for sale in the U.S.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2012 increased by $3.7 million, or 22%, to $20.9 million from $17.2 million for the three months ended December 31, 2011. Selling, general and administrative expenses for the nine months ended December 31, 2012 increased by $8.6 million, or 17%, to $60.3 million from $51.7 million for the nine months ended December 31, 2011.

The increase in selling, general and administrative expenses was primarily due to increased personnel expenses related to increased U.S. field sales and clinical headcount and increased spending on marketing initiatives as we continue to educate physicians on the benefits of hemodynamic support. We expect to continue to increase our expenditures on sales and marketing activities, with particular investments in field sales and clinical personnel with cath lab expertise. We also plan to increase our marketing, service, and training investments to support the efforts of the sales and field clinical teams to drive recovery awareness for acute heart failure patients. During the third quarter of fiscal 2013, we incurred legal expenses of approximately $1.0 million in connection with complying with the subpoena received from the Department of Justice in October 2012. We expect to continue to incur significant legal expenses related to the Department of Justice investigation, our defense of purported class actions and a derivative action and our response to information requests for the foreseeable future.

Amortization of Intangibles

Amortization of intangible assets was $0.0 and $0.4 million for the three months ended December 31, 2012 and 2011, respectively. Amortization of intangible assets was $0.1 million and $1.1 million for the nine months ended December 31, 2012 and 2011, respectively. Amortization primarily relates to specifically identified assets from the Impella acquisition in May 2005. We fully amortized the remaining net book value of our intangible assets during the nine months ended December 31, 2012.

Gain on Settlement of Investment

We recorded a gain on settlement of investment of $1.0 million for the three and nine months ended December 31, 2011, respectively, which related to our entry into a settlement agreement relating to an investment.

Other Income, Net

Other income, net, was $0.3 million in each of the three and nine months ended December 31, 2012, compared to other income, net of $0.1 million for each of the three and nine months ended December 31, 2011. During the three and nine months ended December 31, 2012, the Company realized a gain of $0.3 million due to the sale and demutualization of an insurance provider to which we had paid premiums.

Provision for Income Taxes

During three months ended December 31, 2012 and 2011, we recorded a provision for income taxes of $0.6 million and $0.4 million, respectively. During the nine months ended December 31, 2012 and 2011, we recorded an income tax provision of $1.5 million and $0.7 million, respectively. The income tax provision for the three and nine months ended December 31, 2012 is primarily due to income taxes in Germany that we do not expect will be offset by our net operating loss carryforwards in Germany and therefore we expect to have a tax liability that we will pay in cash. We have also recorded income taxes related to our deferred tax liability on our goodwill and alternative minimum tax in the U.S.

Net Income (Loss)

During the three months ended December 31, 2012, we recorded net income of $2.7 million, or $0.07 per basic and diluted share, compared to a net income of $2.9 million, or $0.08 per basic and $0.07 per diluted share, for the three months ended

December 31, 2011. During the nine months ended December 31, 2012, we generated net income of $11.3 million, or $0.29 per basic and $0.27 per diluted share, compared to a net loss of $1.1 million, or $0.03 per basic and diluted share, for the nine months ended December 31, 2011. The increase in profitability was due to increased Impella sales from greater demand for our products in the U.S.

Liquidity and Capital Resources

At December 31, 2012, our cash, cash equivalents and short-term marketable securities totaled $85.7 million, which represents an increase of $8.5 million compared to $77.2 million in cash, cash equivalents and short-term marketable securities at March 31, 2012.

We believe that our revenue from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months, exclusive of activities involving any future acquisitions of products or companies that complement or augment our existing line of products.

Our primary liquidity needs are to fund the expansion of our commercial infrastructure in the U.S., increase our Impella manufacturing capacity, increase our inventory levels in order to meet increasing customer demand for Impella in the U.S., fund new product development and provide for general working capital needs. Through December 31, 2012, we have funded our operations principally from product sales and through the sale of equity securities. Marketable securities at December 31, 2012 consist of $75.0 million held in funds that invest solely in U.S. Treasury securities. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets. We continue to monitor our cash position closely and currently only invest excess cash in short term U.S. treasury securities.

In November 2012, our Board of Directors authorized a stock repurchase program of up to $15.0 million of our common stock. We are financing the stock repurchase program with our available cash. Through December 31, 2012, we repurchased 800,000 shares for a total cost of $10.7 million. We completed the stock repurchase program in January 2013 with the repurchase of an additional 323,587 shares under the program for a total cost of $4.4 million, including commission expense. We have completed the $15.0 million purchase of common stock under this stock repurchase program.

Cash and cash equivalents held by our foreign subsidiaries totaled $2.4 million and $3.0 million at December 31, 2012 and March 31, 2012, respectively. Our current operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds.

During the nine months ended December 31, 2012, net cash provided by operating activities was $18.8 million, compared to net cash used of $1.4 million during the same period in the prior year. The increase in cash provided by operations was primarily attributable to the improvement in net income of $12.3 million reflected in our net income of $11.3 million for the nine months ended December 31, 2012 compared to our net loss of $1.1 million in fiscal 2012, offset by changes in assets and liabilities used which consist of a $4.9 million decrease in cash used for accounts payable and accrued expenses primarily related to the closeout of the Protect II study in fiscal 2012, a $2.6 million increase in cash provided by accounts receivable due to increases in revenue and timing of receivable collections and a $0.9 million increase in cash used for inventories as we have increased inventory safety stock levels in fiscal 2012 to support continued growing customer demand for Impella. In addition, net cash provided by operating activities was impacted by changes in non-cash adjustments of a $1.0 million increase in stock-based compensation, partially offset by a $1.0 million decrease in depreciation and amortization expense and a $0.2 million decrease in write-downs of inventory.

During the nine months ended December 31, 2012, net cash used for investing activities was $5.8 million, compared to $10.9 million during the same period in the prior year. The decrease in cash used for investing activities was primarily attributable to a $13.5 million increase in proceeds from the sale and maturity of short-term investments, partially offset by a $7.3 million increase in purchases of short-term securities. The decrease in investment activity in fiscal 2013 was due to the use of cash to finance the stock repurchase program. We also had a $1.0 million decrease in proceeds upon settlement of an investment.

During the nine months ended December 31, 2012, net cash used for financing activities was $7.9 million, compared to net cash provided by financing activities of $12.0 million during the same period in the prior year. The increase in cash used for financing activities was primarily attributable to a $10.7 million increase in cash used for the repurchase of common stock under the share repurchase program, an $8.9 million decrease in proceeds from the exercise of stock options because fewer stock options were exercised in that period as compared to the same period in the prior year, and a $0.2 million increase in payments in lieu of issuance of common stock for minimum payroll taxes upon vesting of certain equity awards.

Capital expenditures for fiscal 2013 are estimated to be $3.0 to $3.5 million, which relate primarily to capital expenditures for manufacturing capacity increases for Impella, leasehold improvements and software development projects.

Our liquidity is influenced by our ability to sell our products in a competitive industry and our customers’ ability to pay for our products. Factors that may affect liquidity include our ability to penetrate the market for our products, maintain or reduce the length of the selling cycle, and collect cash from clients after our products are sold. We also expect to continue to incur legal expenses related to the Department of Justice investigation, our defense of purported class actions and a derivative action and our response to requests for information for the foreseeable future. We continue to review our long-term cash needs on a regular basis. At December 31, 2012, we had no long-term debt outstanding.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Primary Market Risk Exposures

Our cash, cash equivalents and short-term marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Marketable securities at December 31, 2012 consist of $75.0 million held in funds that invest solely in U.S. Treasury securities. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2012, we believe the decline in fair market value of our investment portfolio would be immaterial.

Currency Exchange Rates

We have foreign currency exposure to exchange rate fluctuations and particularly with respect to the euro, British pound sterling and Japanese yen. Therefore, our investment in our international subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive (loss) income component of stockholders’ equity. If rates of exchange for the euro, British pound and Japanese yen were to have depreciated immediately and uniformly by 10% relative to the U.S. dollar from levels at December 31, 2012, the result would have been a reduction of stockholders’ equity of approximately $3.8 million.

Fair Value of Financial Instruments

At December 31, 2012, our financial instruments consist primarily of cash and cash equivalents, short-term marketable securities, accounts receivable, and accounts payable. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the third quarter of our fiscal year ending March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 26, 2012, we were informed that the United States Attorney’s Office for the District of Columbia is conducting an investigation that is focused on the Company’s marketing and labeling of the Impella 2.5. On October 31, 2012, we accepted service of a subpoena related to this investigation. The subpoena seeks documents related to the Impella 2.5. We are in the process of responding and we intend to cooperate fully with the subpoena.

On November 16 and 19, 2012, two purported class action complaints were filed against us and certain of our officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of our common stock, on behalf of themselves and persons or entities that purchased or acquired our securities between August 5, 2011 and October 31, 2012. The complaints allege that the defendants violated the federal securities laws in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seek damages in an unspecified amount. We expect that the Court will consolidate these complaints.

On February 4, 2013, an alleged holder of our common stock filed a derivative action on our behalf against us and each of our directors in the U.S. District Court for the District of Massachusetts. The complaint alleges that the directors breached their fiduciary duties to us and our stockholders in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seeks damages in an unspecified amount. Separately, on January 21, 2013 and February 5, 2013, we received demands from purported stockholders to inspect certain of our books and records related to these matters.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2012, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K, other than updating the risk factor entitled “If the FDA or another regulatory agency determines that we have promoted off-label use of our products, we may be subject to various penalties, including civil or criminal penalties.” by replacing it with the risk factor below titled “If the FDA or another regulatory agency determines that we have promoted off-label use of our products, we may be subject to various penalties, including civil or criminal penalties. We have received an administrative subpoena from the Department of Justice which is conducting an investigation that is focused on our marketing and labeling of the Impella 2.5” related to the subpoena disclosed in Item 1, the addition of the risk factor entitled “As a result of determinations made under the FDA’s 515 Program Initiative, we will not be permitted to rely on the 510(k) pre-market notification process to market our Impella products.”, each of which are detailed below.” related to the stockholder class actions disclosed in Item 1 and the addition of the risk factor entitled “We have been named as a party to purported stockholder class actions, and we may be named in additional litigation, all of which may require significant management time and attention, and result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition.”, each of which are detailed below.

Risks Related to our Business

If the FDA or another regulatory agency determines that we have promoted off-label use of our products, we may be subject to various penalties, including civil or criminal penalties. We have received an administrative subpoena from the Department of Justice which is conducting an investigation that is focused on our marketing and labeling of the Impella 2.5

The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. If the FDA or another regulatory agency determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In June 2011 we received a warning letter from the FDA stating that some of our promotional materials marketed the Impella 2.5 for uses that had not been approved by the FDA. We cooperated with the FDA and made changes to our promotional materials in response to the warning letter. However, in April 2012, we received a follow up letter from the FDA stating that some of our promotional materials continued to market the Impella 2.5 in ways that are not compliant with FDA regulations. We are cooperating with the FDA in addressing its concerns. Additionally, on October 26, 2012 we were informed that the United States Attorney’s Office for the District of Columbia is conducting an investigation that is focused on the Company’s marketing and labeling of the Impella 2.5. On October 31,

2012, we accepted service of a subpoena related to this investigation. The subpoena seeks documents related to the Impella 2.5. We are in the process of responding to the subpoena and intend to cooperate fully with the subpoena. We may not be able to resolve these matters, or any similar matters that may come up in the future, without incurring penalties or facing significant consequences. Even if we are successful in resolving this matter without incurring penalties, responding to the subpoena will likely result in substantial costs and could significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition and ability to finance our operations.

As a result of determinations made under the FDA’s 515 Program Initiative, we will not be permitted to rely on the 510(k) pre-market notification process to market our Impella products.

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

In December 2012, as part of its 515 Program Initiative, an FDA panel voted to retain Class III status for the temporary ventricular support devices within the non-roller type cardiopulmonary bypass blood pumps category, which includes our Impella products. The panel’s recommendation of Class III for this category of device is consistent with the current Class III designation for these device types. If the FDA accepts the panel’s determination and issues a final order classifying these devices in Class III, we will have 90 days from the date of the issuance of that order to file a PMA application for Impella 2.5 for the product to remain on the market. Under the 515 Program Initiative, we will be permitted to continue to market our Impella products pursuant to the 510(k) clearance for a sufficient period of time to allow for the submission and review of PMA applications relating to our Impella products.

Although the effect of the FDA panel’s decision is still unknown, these changes will make it more difficult for us to obtain regulatory clearances and approvals for our products and even if we are successful, the time and costs required for us to obtain those clearances and approvals will be substantially increased. If we are unable to obtain regulatory approvals or clearances for use of our products, or if the patient populations for which they are approved are not sufficiently broad, the commercial success of these products could be limited, which could materially and adversely affect our revenues.

We have been named as a party to purported stockholder class actions and a derivative action, and we may be named in additional litigation, all of which may require significant management time and attention, and result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition.

On November 16 and 19, 2012, two purported class action complaints were filed against us and certain of our officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of our common stock, on behalf of themselves and persons or entities that purchased or acquired our securities between August 5, 2011 and October 31, 2012. The complaints allege that the defendants violated the federal securities laws in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seek damages in an unspecified amount. We expect that the Court will consolidate these complaints.

Additionally, on February 4, 2013, an alleged holder of our common stock filed a derivative action on our behalf against us and each of our directors in the U.S. District Court for the District of Massachusetts. The complaint alleges that the directors breached their fiduciary duties to us and our stockholders in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seeks damages in an unspecified amount. Separately, on January 21, 2013 and February 5, 2013, we received demands from purported stockholders to inspect certain of our books and records related to these matters.

We intend to defend these lawsuits vigorously. We cannot assure you, however, that we will be successful. We may have to pay damage awards, indemnify our officers and directors from damage awards that may be entered against them or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in these current litigations or any future litigation could have material adverse effects on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, defending these litigations could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition and ability to finance our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended December 31, 2012. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2012	—		—		—		—
November 1-30, 2012	—		—		—		$15,000,000	(1)
December 1-31, 2012	800,000	(2)	$13.32	(2)	800,000	(2)	$4,391,351	(3)

(1)	In November 2012, the Company’s Board of Directors authorized a stock repurchase program of up to $15.0 million of its common stock.
(2)	In December 2012, the Company repurchased 800,000 shares for $10.7 million at an average cost of $13.32 per share, including commission expense, during the three and nine months ended December 31, 2012. The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date.
(3)	In January 2013, the Company completed the stock repurchase program by repurchasing an additional 323,587 shares for $4.4 million at an average cost of $13.57 per share, including commission expense.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

11.1	Statement regarding computation of Per Share Earnings (see Note 2, Notes to Consolidated Financial Statements).	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

101	The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2012 and March 31, 2012; (ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.*	X

*	The information contained in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and regardless of any general incorporation language in such filing, except as expressly set forth by specific reference in such filing.

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Abiomed, Inc.

Date: February 6, 2013	/S/ ROBERT L. BOWEN
Robert L. Bowen
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)