Form 10-K
period 2013-03-31
ABIOMED INC
filed 2013-05-28
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock as of September 30, 2012, held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of such date was $832,362,795. As of May 15, 2013, 38,735,227 shares of the registrant’s common stock, $.01 par value, were outstanding.

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

Our strategic focus and the driver of the majority of our revenue growth is the market penetration of our Impella family of products, and principally our Impella 2.5 product, which received 510(k) clearance in June 2008 from the U.S. Food and Drug Administration, or FDA, for partial circulatory support for up to six hours.

We received 510(k) clearance in April 2009 for our Impella 5.0 and Impella LD devices for circulatory support for up to six hours. These devices are larger and provide more blood flow to patients than the Impella 2.5.

In September 2012, we announced that our Impella CP product received 510(k) clearance from the FDA for partial circulatory support for up to six hours. The Impella CP (previously marketed outside of the U.S. as Impella cVAD) received CE Mark approval to market the device in the European Union and Health Canada approval to market the device in Canada. We initiated a controlled launch with top heart hospitals in the U.S. during the second quarter of fiscal 2013 and we continued to expand the introduction of Impella CP to more hospitals in the U.S. during the second half of fiscal 2013, which we expect to continue over the next 12 months.

In November 2012, we announced that the Impella RP received Investigational Device Exemption, or IDE, approval from the FDA for use in RECOVER RIGHT, a pivotal clinical study in the U.S. The Impella RP is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of flow per minute and is intended to provide the flow and pressure needed to compensate for right side heart failure. In April 2013, we announced the enrollment of the first patient in RECOVER RIGHT and we expect to enroll 30 patients with signs of right side heart failure and are being treated in the cath lab or surgery suite. We are also conducting initial patient use trials of the Impella RP outside of the U.S. This product is not currently available for commercial use.

In December 2012, as part of the FDA’s 515 Program Initiative, an FDA panel voted to recommend continuation of Class III status for temporary ventricular support devices within the non-roller type cardiopulmonary bypass blood pumps category, which includes our Impella products. The panel’s recommendation of Class III for this category of device is consistent with the current Class III designation for these device types. If the FDA accepts the panel’s determination and issues a final order classifying these devices in Class III, we will be required to file a Pre-Market Approval, or PMA application for Impella 2.5. Under the 515 Program Initiative, we will be permitted to continue to market our Impella products pursuant to the 510(k) clearance for a sufficient period of time to allow for the submission and review of PMA applications relating to our Impella products. We intend to submit a modular PMA submission for Impella by the end of fiscal 2014. A modular PMA allows for a parallel submission of preclinical and manufacturing data for review while still preparing the clinical module. We are working with the FDA to prepare this modular PMA application for our Impella products.

In November 2011, we announced Symphony, a synchronized minimally invasive implantable cardiac assist device designed to treat chronic patients with moderate heart failure by improving patient hemodynamics and potentially improving their quality of life. The device is designed with the primary goal of stabilizing the progression of heart failure and recovering or remodeling the heart. We are currently conducting first-in-human clinical trials of Symphony outside the U.S. This product is not currently approved by the FDA for sale in the U.S.

Our revenues are primarily generated from our Impella line of products. Revenues from our non-Impella products, largely focused on the heart surgery suite, have been lower recently as we have strategically shifted our sales and marketing efforts towards our Impella products and the cath lab. We expect revenues from our non-Impella products, including BVS and AB5000, will continue to decrease as we continue to focus on our Impella products.

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

On November 16 and 19, 2012, two purported class action complaints were filed against us and certain of our officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of our common stock, on behalf of themselves and persons or entities that purchased or acquired our securities between August 5, 2011 and October 31, 2012. The complaints allege that the defendants violated the federal securities laws in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seek damages in an unspecified amount. The Court has consolidated these complaints. A consolidated amended complaint was filed by us on May 20, 2013.

Additionally, on February 4, 2013, an alleged holder of our common stock filed a derivative action on our behalf against each of our directors in the U.S. District Court for the District of Massachusetts. The complaint alleges that the directors breached their fiduciary duties to us and our stockholders in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seeks damages in an unspecified amount. We have moved to dismiss the complaint in its entirety, and that motion has been briefed, argued and is under advisement by the Court. Separately, on January 21, 2013 and February 5, 2013, we received demands from purported stockholders to inspect certain of our books and records related to these matters.

In June 2011, we received a warning letter from the FDA and a follow up letter in April 2012 stating that some of our promotional materials had marketed Impella 2.5 for uses that had not been approved by the FDA. We cooperated with the FDA and made changes to our promotional materials in response to those letters. The FDA’s Office of Compliance communicated to us in February 2013 that they had completed its review of the corrective actions we took in response to the warning letter and that the concerns cited in that letter appeared to have been addressed.

For the year ended March 31, 2013, we recognized net income of $15.0 million. With the exception of fiscal 2012 and 2013, we have incurred net losses since our inception. Even though we were profitable in fiscal 2013 and 2012, we may incur additional losses in the future as we continue to invest in research and development related to our products, conduct clinical studies and registries on our products, expand our commercial infrastructure, pay additional excise taxes as a result of the implementation of the medical device tax in the U.S. in January 2013, incur additional legal fees to comply with the subpoena received from the Department of Justice in October 2012 and defend ourselves from other legal claims and invest in new markets such as Japan.

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

In November 2011, we announced additional analysis of the results from the Protect II study, including those patients enrolled following the initiation of the interim analysis, which showed a statistically significant 22% relative reduction in major adverse events compared to an intraortic balloon pump, or IAB, at 90 days per protocol (p=0.023), a 52% relative reduction in repeat revascularization (p=0.024) and a 56% relative reduction in material adverse events post hospital discharge (p=0.002). Furthermore, additional data analysis of the clinical data from the Protect II trial revealed that more aggressive revascularization is beneficial for patients with coronary artery disease and reduced left ventricular function.

A November 2011 update to the American College of Cardiology Foundation (ACCF) /American Heart Association (AHA) Task Force on Practice Guidelines and the Society for Cardiovascular Angiography and Interventions Guidelines for Percutaneous Coronary Intervention, for the first time, included Impella in both the emergent and prophylactic hemodynamic support settings. In addition, a December 2012 update to the AHA’s Recommendations for the Use of Mechanical Circulatory Support: Device Strategies and Patient Selection recommended Impella for use in mechanical circulatory support; a December 2012 update to the ACCF/AHA Guidelines for the Management of ST-Elevation Myocardial Infarction (STEMI) included Impella for use in patients requiring urgent coronary artery bypass grafting with STEMI and in treatment of patients with cardiogenic shock complications after STEMI; and a January 2013 update to the International Society for Heart and Lung Transplantation Guidelines for Mechanical Circulatory Support included Impella for the first time for patients with multi-organ failure.

We are currently conducting USpella, the first U.S. multicenter observational registry collecting clinical data and outcomes for general use patients supported with Impella 2.5, CP, and 5.0 during procedures. Currently, there are 41 hospitals in the U.S. and Canada contributing data to the USpella registry.

In December 2012, as part of the FDA’s 515 Program Initiative, an FDA panel voted to recommend continuation of Class III status for temporary ventricular support devices within the non-roller type cardiopulmonary bypass blood pumps category, which includes our Impella products. The panel’s recommendation of Class III for this category of device is consistent with the current Class III designation for these device types. If the FDA accepts the panel’s determination and issues a final order classifying these devices in Class III, we will be required to file a PMA application for Impella 2.5. Under the 515 Program Initiative, we will be permitted to continue to market our Impella products pursuant to the 510(k) clearance for a sufficient period of time to allow for the submission and review of PMA applications relating to our Impella products. We intend to submit a modular PMA submission for Impella by the end of fiscal 2014. A modular PMA allows for a parallel submission of preclinical and manufacturing data for review while still preparing the clinical module. We are working with the FDA to prepare this modular PMA application for our Impella products.

Impella CP

In September 2012, we announced that the Impella CP received 510(k) clearance from the FDA. The Impella CP provides blood flow of approximately one liter more per minute than the Impella 2.5 and is indicated for up to six hours of partial circulatory support using an extracorporeal bypass control unit. It is also intended to be used to provide partial circulatory support, for up to six hours, during procedures not requiring cardiopulmonary bypass. The Impella CP (previously marketed outside of the U.S. as Impella cVAD) received CE Mark approval to market the device in the European Union in April 2012 and Health Canada approval to market the device in Canada in June 2012. We initiated a controlled launch with top heart hospitals in the U.S. during the second quarter of fiscal 2013 and have continued a controlled commercial launch of Impella CP to more hospitals in the U.S., which we expect to continue over the next 12 months.

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

Impella RP

In November 2012, we announced that the Impella RP received IDE approval from the FDA for use in RECOVER RIGHT, a pivotal clinical study in the U.S. The Impella RP is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of flow per minute and is intended to provide the flow and pressure needed to compensate for right heart failure. The study will enroll 30 patients that present with signs of right side heart failure, require hemodynamic support, and are being treated in the catheterization lab or cardiac surgery suite. We announced the first enrollment of a patient in RECOVER RIGHT in April 2013 and we estimate the study will take up to 24 months to complete. The study will collect safety and effectiveness data on the percutaneous use of the Impella RP and will be applied towards the submission of a Humanitarian Device Exemption, or HDE. An HDE is similar to a PMA application but is intended for patient populations of 4,000 or less per year in the U.S. In order to receive an HDE, there must be no comparable devices approved under PMA that are available to treat the targeted population. An approved HDE authorizes sales of the device to any hospital after Institutional Review Board review. We are currently conducting initial patient use trials outside of the U.S. of the Impella RP. This product is not currently available for commercial use.

AB5000 and BVS 5000

We manufacture and sell the AB5000 Circulatory Support System and the BVS 5000 Biventricular Support System for the temporary support of acute heart failure patients in profound shock, including patients suffering from cardiogenic shock after a heart attack, post-cardiotomy cardiogenic shock, or myocarditis. We believe the AB5000 and BVS 5000 systems are the only commercially available cardiac assist devices that are approved by the FDA for all indications where heart recovery is the desired outcome, including patients who have undergone successful cardiac surgery and subsequently develop low cardiac output, or patients who suffer from acute cardiac disorders leading to hemodynamic instability. We are currently only actively selling the BVS 5000 upon request. We have transitioned our sales focus in the surgery market from the BVS 5000 to the AB5000, the Impella 5.0, and the Impella LD.

Symphony

In November 2011, we announced Symphony, a synchronized minimally invasive implantable cardiac assist device designed to treat chronic patients with moderate heart failure by improving patient hemodynamics and potentially improving their quality of life. The device is designed with the primary goal of stabilizing the progression of heart failure and recovering or remodeling the heart. We are currently conducting first-in-human clinical trials of Symphony outside the U.S. This product is not currently approved by the FDA for sale in the U.S.

AbioCor

Our AbioCor implantable replacement heart was the first completely self-contained artificial heart. Designed to sustain the body’s circulation, the AbioCor is intended for end-stage biventricular heart failure patients whose other treatment options have been exhausted. We received an HDE supplement approval from the FDA for product enhancement of the AbioCor in January 2008. The HDE allows the AbioCor to be made available to a limited patient population. However, we have no current plans to market AbioCor in the foreseeable future or seek a broader regulatory approval of the AbioCor. In September 2012, the FDA agreed to our request to place the post-approval study of the AbioCor on hold. We have not had any AbioCor sales since fiscal 2009, and we do not expect revenues from sales of the AbioCor for the foreseeable future as our primary strategic focus is centered on heart recovery for acute heart failure patients.

Our Markets

According to the American Heart Association, or AHA, Heart Disease and Stroke Statistics 2011 Update Report, coronary heart disease, or CHD, caused about 1 of every 6 deaths in the U.S. in 2007. Coronary heart disease is a condition of the coronary arteries that causes reduced blood flow and insufficient oxygen delivery to the affected portion of the heart. Coronary heart disease leads to acute myocardial infarction, or AMI, commonly known as a heart attack, which may lead to heart failure, a condition in which the heart is unable to pump enough blood to the body’s major organs. CHD mortality in 2007 was approximately 406,000. In 2009, an estimated 785,000 Americans had a first time coronary attack and about 470,000 had a recurrent attack. An estimated additional 195,000 “silent” first myocardial infarctions occur each year.

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

In more severe cases of heart failure, patients are sent directly to the surgery suite for coronary bypass or valve replacement surgery. The most severe acute heart failure patients are in profound cardiogenic shock, including those suffering from myocarditis (a viral attack of the heart), or from those suffering from an impaired ability of the heart to pump blood after a heart attack or heart surgery. According to results of the SHOCK (Should We Emergently Revascularize Occluded Coronaries for Cardiogenic Shock) trial published in the August 26, 1999 edition of The New England Journal of Medicine, approximately 7 to 10% of the patients who are hospitalized for a heart attack suffer from cardiogenic shock and 60 to 80% of those patients die. These patients typically require treatments in the surgery suite involving the use of mechanical circulatory support devices that provide increased blood flow and reduce the stress on the heart. However, many less severe patients in the cath lab could also benefit from circulatory support devices or other clinical treatment, which could potentially prevent them from entering into profound shock.

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

Recovery VADs are designed to enable the patient’s heart to rest and potentially recover so that the patient can return home with his or her own heart. Because recovery is the goal, these devices are designed to minimize damage to heart tissue and are removed once the patient’s heart has recovered. If possible, recovery of a patient’s heart is generally preferred to transplantation or prolonged device implantation, both of which have significant side effects for the patient and increase the risk of mortality. We believe heart recovery is a preferred clinical outcome for patients, since it also generally lowers the overall relative cost to the healthcare system versus alternative therapies and treatment paths that may require multiple surgeries, lengthy or repeated hospital stays, chronic therapeutic and immunosuppressant drugs and other related healthcare costs.

Bridge-to-transplant VADs are primarily used to support chronic heart failure patients eligible to receive a heart transplant. Destination therapy generally involves the implantation of a mechanical support device as the last clinical alternative for a chronic patient with end-stage heart failure who is not eligible for transplantation.

Our product portfolio is designed to provide a continuum of care in heart recovery to acute heart failure patients from the intensive care unit to the cath lab to the surgery suite to home discharge and to provide an array of choices for clinicians treating acute heart failure patients. Our products provide various levels of blood flow and are capable of supporting a patient for lengths of time ranging from several hours to months to align with the clinical needs of the patient, whether in pre-shock or profound shock. Our primary cath lab products include the Impella ® pumps for partial or full circulatory support. Our primary cath lab products are Impella 2.5 and Impella CP. Our primary surgery suite products include our Impella 5.0, Impella LD and our AB5000 VAD. Our surgery suite products are designed to support acute heart failure patients in need of more blood flow. Our VADs are indicated for longer duration of support of up to 30 days for AMI, cardiogenic shock post-AMI, and myocarditis patients.

Research and Product Development

Since our founding in 1981, we have gained substantial expertise in circulatory support while developing our Impella platform, our BVS and AB5000 systems, and our AbioCor. Our current strategy is to develop a complete portfolio of products for partial and full circulatory support to treat acute heart failure patients. We intend to continue to use this experience to develop additional circulatory support products. Our research and development efforts are focused on developing a broader portfolio of products across the continuum of care in heart recovery, primarily focused in the area of circulatory care. In addition, we have a number of new products at various stages of development some of which integrate the Impella technology platform.

As of March 31, 2013, our research and development staff consisted of 92 employees. We expended $25.6 million, $27.2 million and $26.7 million on research and development in fiscal years 2013, 2012 and 2011, respectively. Our research and development expenditures include costs related to clinical trials, including ongoing clinical studies for our Impella products.

Sales, Clinical Support, Marketing and Field Service

As of March 31, 2013, our worldwide sales, clinical support, marketing and field service teams included 183 full-time employees, 166 of whom are in the U.S. and Canada and 17 of whom are in Europe. Over the past five years, we have significantly increased the number of our direct sales and clinical support personnel covering the U.S., Canada, Germany, France, and the U.K.

Our clinical support personnel consist primarily of registered nurses and other personnel with considerable experience in either the surgery suite or the cath lab, and they play a critical role in training current and prospective customers in the use of our products.

International sales (sales outside the U.S., primarily in Europe) accounted for 7%, 8% and 8% of total product revenue during the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

Manufacturing

We manufacture our products in Danvers, Massachusetts and Aachen, Germany. Our Danvers facility manufactures certain Impella subsystems and accessories, including our Automated Impella Console, or AIC, our console for our Impella products, the AB5000, and Portable Driver. Our Aachen facility manufactures most of our Impella disposable products. In addition, we rely on third-party suppliers to provide us with components used in our existing products and products under development. For example, we outsource some of the manufacturing for components and circuit cards within our consoles.

We believe our existing manufacturing facilities give us the necessary physical capacity to produce sufficient quantities of products to meet anticipated demand for at least the next twelve months based on our current revenue forecast. We expect to increase Impella manufacturing capacity in our Aachen and Danvers facilities in fiscal 2014 to support the growing demand for our Impella products. Our U.S. and German manufacturing facilities are certified by the International Organization for Standardization, or ISO, and operate under the FDA’s good manufacturing practice requirements set forth in the current quality system regulation, or QSR.

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

A substantial portion of our intellectual property rights relating to the Impella products, AB5000, and other products under development is in the form of trade secrets, rather than patents. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with employees, consultants and other parties. We cannot assure you that our trade secrets will not become known to or be independently developed by our competitors.

We own or have rights to numerous U.S. and foreign patents. Our U.S. patents have expiration dates ranging from 2014 to 2029 and our foreign patents have expiration dates ranging from 2016 to 2027. We also own or have rights to certain pending U.S. and foreign patent applications. We believe patents will issue pursuant to such applications, but cannot guarantee it. Moreover, neither the timing of any issuance, the scope of protection, nor the actual issue date of these pending applications can be forecasted with precision. Where we have licensed patent rights from third parties, we are generally required to pay royalties.

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

Our customers are hospitals that have limited budgets. As a result, our products compete against a broad range of medical devices and other therapies for these limited funds. Our success will depend in large part upon our ability to enhance our existing products, to develop new products to meet regulatory and customer requirements, and to achieve market acceptance. We believe that important competitive factors with respect to the development and commercialization of our products include the relative speed with which we can develop products, establish clinical utility, complete clinical trials and regulatory approval processes, obtain and protect reimbursement, maintain cost effectiveness for our products, and supply commercial quantities of our product to meet customer demand.

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

Third-party payers may include government healthcare programs such as Medicare or Medicaid, private insurers or managed care organizations. The Centers for Medicare & Medicaid Services, or CMS, is responsible for administering the Medicare program and, along with its contractors, establishes coverage and reimbursement policies for the Medicare program. Medicare’s coverage and reimbursement policies are particularly significant to our business because a large percentage of the population for which our products are intended includes elderly individuals who are Medicare beneficiaries. In addition, private payers often follow the coverage and reimbursement policies of Medicare. We cannot assure that government or private third-party payers will cover and reimburse the procedures using our products in whole or in part in the future or that payment rates will be adequate.

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

Coverage and reimbursements for procedures to implant, remove, replace or repair our products are generally established in the U.S. market. For instance, Medicare covers the use of VADs when used for support of blood circulation post-cardiotomy, as a temporary life-support system until a human heart becomes available for transplant, or as therapy for patients who require permanent mechanical cardiac support. Coverage and reimbursements for procedures to implant the Impella 2.5, CP, 5.0, or LD are also established for in-hospital use by Medicare including ICD-9 for procedures and DRG coding. Actual coverage and payment may vary by local Medicare fiscal intermediary or third-party insurer.

In addition to payments to hospitals for procedures using our technology, Medicare makes separate payments to physicians for their professional services when they perform surgeries to implant, remove, replace or repair our devices or when they perform percutaneous insertion and removal of Impella. Physicians generally bill for such services using a coding system known as Current Procedural Terminology, or CPT, codes. Physician services performed in connection with the implantation, removal, replacement or repair of our approved products are billed using a variety of CPT codes. Generally, Medicare payment levels for physician services are based on the Medicare Physician Fee Schedule and are revised annually by CMS.

We also announced in March 2013 recent coverage decisions by third party insurers, including Humana and United Healthcare, to include Impella policies in their commercial and/or Medicare plans. We expect to continue to work with third party insurers in the U.S, in the next 12 months to expand the number of insurers to include Impella in their plans.

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

Premarket Regulation

In the U.S., the FDA strictly regulates medical devices under the authority of the Federal Food, Drug and Cosmetic Act, or FFDCA, and its regulations. The FDA classifies U.S. medical devices into one of three classes (Class I, II or III) based on the statutory framework described in the FFDCA. Class III devices, which are typically life-sustaining, life-supporting or implantable devices, or new devices that have been found not to be substantially equivalent to legally marketed devices, must generally receive a PMA by the FDA to ensure their safety and effectiveness.

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

The FDA and the IRB at each institution at which a clinical trial is being performed or ourselves, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. All clinical studies of investigational devices must be conducted in compliance with FDA requirements. Following the completion of a study, the data from the study must be collected, analyzed and presented in an appropriate submission to the FDA, either through a 510(k) premarket notification or a PMA.

During the 510(k) process, the FDA reviews a premarket notification and determines whether or not a proposed device is “substantially equivalent” to “predicate devices.” If the intended use and technological characteristics are comparable to a predicate device, the device may be cleared for marketing. If the device has the same intended use as a predicate device and different technological characteristics, but data is submitted to the FDA showing that the device is at least as safe and effective as the legally marketed device, it may also be cleared for marketing. The FDA’s 510(k) clearance pathway usually takes three to 12 months, but it can often last longer and clearance is never assured. In reviewing a premarket notification, the FDA may request additional information, including clinical data. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the agency can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA can also require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Additionally, the manufacturer may be subject to significant regulatory fines or penalties.

Certain Class III devices that were on the market before May 28, 1976, known as pre-amendment Class III devices, and devices that are determined to be substantially equivalent to them, can be brought to market through the 510(k) process until the FDA, by regulation, calls for PMA applications for these devices. In addition, the Safe Medical Devices Act of 1990, as amended by the Food and Drug Administration Safety and Innovation Act (FDAISIA) of 2012, requires the FDA either down-classify pre-amendment Class III devices to Class I or Class II or to publish an administrative order retaining the devices in Class III. Manufacturers of pre-amendment Class III devices that the FDA retains in Class III must submit a PMA application within 90 days after the FDA publishes a final order requiring premarket approval for the device, or 30 months after final classification of the device, whichever is later. Failure to meet the deadline can lead the FDA to prevent continued marketing of the device during the PMA application review period. The Impella 2.5, Impella CP, Impella 5.0 and Impella LD received clearance based on a pre-amendment Class III device. If the FDA publishes a final order that calls for a PMA, a PMA must be submitted for the device even if the device has already received 510(k) clearance; however, if the FDA down-classifies a pre-amendment Class III device to Class I or Class II, a PMA application will not be required.

The PMA approval pathway requires reasonable assurance of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA approval pathway is much more costly, lengthy and uncertain than the 510(k) path. In the PMA process, the FDA examines detailed data to assess the safety and effectiveness of the device. This information includes design, development, manufacture, labeling, advertising, preclinical testing and clinical study data. Prior to approving a PMA, the FDA may conduct an inspection of the manufacturing facilities and the clinical sites where the supporting study was conducted. The facility inspection evaluates the company’s compliance with the Quality System Regulation, or QSR. An inspection of clinical sites evaluates compliance with the IDE requirements. Typically, the FDA will convene an advisory panel meeting to seek review of the data presented in the PMA. The panel’s recommendation is given substantial weight, but is not binding on the agency. By regulation, the FDA has 180 days to review a PMA application not requiring an advisory panel meeting, and 320 days to review a PMA application that does require an advisory panel meeting. While the FDA has approved PMA applications within the allotted time period, reviews can occur over a significantly protracted period, usually 18 to 36 months but sometimes longer, and a number of devices have never been approved for marketing.

If the FDA’s evaluation is favorable, the PMA is approved and the device may be marketed in the U.S. The FDA may approve the PMA with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling and promotion, and post-market collection of clinical data. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process. Even if a device receives 510(k) clearance or PMA approval, the FDA may include significant limitations on the indicated uses for which a device may be marketed. FDA enforcement policy prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing.

In 2009, the FDA implemented the 515 Program Initiative to facilitate the potential reclassification of twenty-six medical devices which are currently classified as Class III devices. Class I and II devices are generally considered to be lower risk than Class III devices and require clearance through the FDA’s 510(k) premarket notification process. Class III devices, however, are typically higher risk and first-of-a-kind and require approval through a PMA which is a much more costly and uncertain process to approval than the 510(k) premarket notification process. Under the 515 Program Initiative, the FDA is reviewing Class III device types to determine whether any of them should be reclassified as Class I or II devices or if they should remain classified as Class III devices and be subject to approval through the PMA process.

In December 2012, as part of the FDA’s 515 Program Initiative, an FDA panel voted to recommend continuation of Class III status for temporary ventricular support devices within the non-roller type cardiopulmonary bypass blood pumps category, which includes our Impella products. The panel’s recommendation of Class III for this category of device is consistent with the current Class III designation for these device types. If the FDA accepts the panel’s determination and issues a final order classifying these devices in Class III, we will be required to file a PMA application for Impella 2.5. Under the 515 Program Initiative, we will be permitted to continue to market our Impella products pursuant to the 510(k) clearance for a sufficient period of time to allow for the submission and review of PMA applications relating to our Impella products. We intend to submit a modular PMA submission for Impella by the end of fiscal 2014. A modular PMA allows for a parallel submission of preclinical and manufacturing data for review while still preparing the clinical module. We are working with the FDA to prepare this modular PMA application for our Impella products.

In addition, certain devices can be distributed under an HDE, rather than a PMA. In order for a device to be eligible for an HDE, a qualifying target patient population of less than 4,000 patients per year for which there is no other comparable device available to treat the condition must be approved by the FDA. The FDA’s approval of an HDE to treat that qualifying patient population then requires demonstration that the device is safe for its intended application, that it is potentially effective, and that the probable benefits outweigh the associated risks. Within the regulations for an HDE, if a device becomes available through the PMA process that addresses the same patient population as the HDE device, the HDE device may need to be withdrawn from the U.S. market.

Our AB5000 and BVS 5000 systems are approved by the FDA for use in patients who have undergone successful cardiac surgery and subsequently develop low cardiac output, or patients who suffer from acute cardiac disorders leading to hemodynamic instability. The intent of therapy is to provide circulatory support, restore normal hemodynamics, reduce ventricular work, and allow the heart time to recover adequate mechanical function. In 1992, the FDA approved our PMA for the BVS 5000. In 1997, the FDA approved the use of the BVS 5000 for additional indications, expanding its use to the treatment of all patients with potentially reversible heart failure. In April 2003, the AB5000 Circulatory Support System Console and in September 2003, the AB5000 VAD were approved under PMA supplements. We received FDA clearance for our IAB in December 2006. Our iPulse console was approved by the FDA under a PMA supplement in December 2007. Our Impella 2.5 device received 510(k) clearance in June 2008 for partial circulatory support for up to six hours. We received FDA 510(k) clearance of our Impella 5.0 and Impella LD devices in April 2009 for circulatory support for up to six hours. Our AB Portable Driver received FDA approval under a PMA supplement in March 2009. All of these products have CE marks allowing distribution within the European Union. In September 2012, we announced that the Impella CP received 510(k) clearance from the FDA for up to six hours of partial circulatory support using an extracorporeal bypass control unit. The Impella CP (previously marketed outside of the U.S. as Impella cVAD) received CE Mark approval to market the device in the European Union in April 2012 and Health Canada approval to market the device in Canada in June 2012.

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

In June 2011, we received a warning letter from the FDA stating that some of our promotional materials marketed the Impella 2.5 for uses that had not been approved by the FDA. We cooperated with the FDA and made changes to our promotional materials in response to the warning letter. However, in April 2012, we received a follow up letter from the FDA stating that some of our promotional materials continued to market the Impella 2.5 in ways that are not compliant with FDA regulations. In February 2013, we received a close-out letter from the FDA with respect to this matter, which noted that the FDA’s Office of Compliance had completed its review of the corrective actions we took in response to the warning letter and that the concerns cited in that letter appeared to have been addressed.

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

Anti-Kickback Statute

Subject to a number of statutory exceptions, the federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the furnishing, recommending, or arranging for, a good or service for which payment may be made under a federal health care program such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything of value at less than fair market value. The Office of the Inspector General of the U.S. Department of Health and Human Services, or the OIG, and the Department of Justice are responsible for enforcing the federal Anti-Kickback Statute and the OIG is primarily responsible for identifying fraud and abuse activities affecting government healthcare programs.

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

In recent years, the federal government and several states have enacted legislation requiring biotechnology, pharmaceutical and medical device companies to establish marketing compliance programs and file periodic reports on sales, marketing, and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. We could face enforcement action, fines and other penalties and could receive adverse publicity, all of which could harm our business, if it is alleged that we have failed to fully comply with such laws and regulations. Similarly, if the physicians or other providers or entities that we do business with are found to have not complied with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

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

HIPAA also protects the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses. HIPAA restricts the use and disclosure of patient health information, including patient records. Although we believe that HIPAA does not apply to us directly, most of our customers have significant obligations under HIPAA, and we intend to cooperate with our customers and others to ensure compliance with HIPAA with respect to patient information that comes into our possession. Failure to comply with HIPAA obligations can result in civil fines and/or criminal penalties. Some states have also enacted rigorous laws or regulations protecting the security and privacy of patient information. If we fail to comply with these laws and regulations, we could face additional sanctions.

Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act

In March 2010, Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or together, the Affordable Care Act. The law includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes. Specifically, the law requires the medical device industry to subsidize health care reform in the form of a 2.3% excise tax on United States sales of most medical devices beginning in 2013. We began paying the medical device excise tax in January 2013. We expect that the excise tax will increase our operating expenses in the future. Because many other parts of the Affordable Care Act remain subject to implementation, the long-term impact to us is uncertain. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for our products, and impact the demand for our products or the prices at which we sell our products.

The Affordable Care Act also includes provisions known as the Physician Payments Sunshine Act, or PPSA, which requires manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services, or CMS, for subsequent public disclosure. The PPSA requires manufactures to begin collecting data required beginning in August 2013 with the first report required for the period from August 1 through December 31, 2013 to be reported to CMS in early 2014. We have started our preparations to collect the data to comply with the PPSA. Similar reporting requirements have also been enacted in several states, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. Particularly, some states such as Massachusetts, Minnesota and Vermont, impose an outright ban on certain gifts to physicians. Failure to report appropriate data may result in civil or criminal fines and/or penalties.

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

International Regulation

We are also subject to regulation in each of the foreign countries in which we sell our products. Many of the regulations applicable to our products in these countries are similar to those of the FDA. The European Union requires that our medical devices comply with the Medical Device Directive or the Active Implantable Medical Device Directive, which includes quality system and CE certification requirements. To obtain a CE Mark in the European Union, defined products must meet minimum standards of safety and quality (i.e., the essential requirements) and then undergo an appropriate conformity assessment procedure. A Notified Body assesses the quality management systems of the manufacturer and the product conformity to the essential and other requirements within the Medical Device Directive. In the European Union, we are also required to maintain certain ISO certifications in order to sell our products. Our Impella 2.5, Impella 5.0, Impella LD, Impella CP, AB5000, BVS 5000, IAB, iPulse console and Portable Driver are all CE marked and available for sale in the European Union. We are also subject to regulations and periodic review from various regulatory bodies in Canada, Japan and other countries where we sell our products. Lack of regulatory compliance in any of these jurisdictions could limit our ability to distribute products in these countries.

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

Employees

As of March 31, 2013, we had 467 full-time employees, including:

•	92 in product engineering, research and development, and regulatory;

•	183 in sales, clinical support, marketing, field service and related support;

•	143 in manufacturing; and

•	49 in general and administration.

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

For the years ended March 31, 2013 and 2012, we recognized net income of approximately $15.0 million and $1.5 million, respectively. For the year ended March 31, 2011, we incurred a net loss of approximately $11.8 million. The profitability we achieved in the years ended March 31, 2013 and 2012 may not be indicative of our ability to sustain profitability and we may incur losses from operations in future periods. We historically have incurred net losses from our operations. Any losses incurred in the future may result primarily from, among other things, the expansion of our global distribution network, investments in new markets such as Japan, ongoing product development, and legal and other expenses related to our compliance with the subpoena received from the Department of Justice in October 2012 and our defense of other legal claims. Additionally, due to the introduction of the U.S. medical device tax, in January 2013 we began incurring a 2.3% excise tax on the sales of certain of our products regardless of whether we are profitable or not. These expenditures may include costs associated with hiring additional personnel, performing clinical trials, continuing our research and development relating to our products under development, seeking regulatory approvals and, if we receive these approvals, commencing commercial manufacturing and marketing activities. The amount of these expenditures is difficult to forecast accurately and cost overruns may occur. We also expect that we will make significant expenditures to market and manufacture in commercial quantities our approved circulatory care products, and any other new products for which we may incur additional expense to obtain regulatory approvals or clearances in the future.

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

The FDA implemented the 515 Program Initiative in 2009 to facilitate the potential reclassification of twenty-six medical devices which are currently classified as Class III devices. Class I and II devices are generally considered to be lower risk than Class III devices and require clearance through the FDA’s 510(k) premarket notification process. Class III devices, however, are typically higher risk and first-of-a-kind and require approval through a PMA which is a much more costly and uncertain process to approval than the 510(k) premarket notification process. Under the 515 Program Initiative, the FDA is reviewing Class III device types to determine whether any of them should be reclassified as Class I or II devices or if they should remain classified as Class III devices and be subject to approval through the PMA process.

In December 2012, as part of the 515 Program Initiative, an FDA panel voted to recommend continuation of Class III status for the temporary ventricular support devices within the non-roller type cardiopulmonary bypass blood pumps category, which includes our Impella products. The panel’s recommendation of Class III for this category of device is consistent with the current Class III designation for these device types. If the FDA accepts the panel’s determination and issues a final order classifying these devices in Class III, we will have 90 days from the date of the issuance of that order to file a PMA application for Impella 2.5 for the product to remain on the market. Under the 515 Program Initiative, we will be permitted to continue to market our Impella products pursuant to the 510(k) clearance for a sufficient period of time to allow for the submission and review of PMA applications relating to our Impella products.

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

If the FDA or another regulatory or enforcement agency determines that we have promoted off-label use of our products, we may be subject to various penalties, including civil or criminal penalties. We have received an administrative subpoena from the Department of Justice (“DOJ”) which is conducting an investigation that is focused on our marketing and labeling of the Impella 2.5

The FDA, the DOJ and other regulatory or enforcement agencies actively enforce regulations prohibiting promotion of off-label use and the promotion of products for which marketing clearance has not been obtained. If such agency determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products, such agency could disagree and conclude that we have engaged in off-label promotion. In June 2011 we received a warning letter from the FDA stating that some of our promotional materials marketed the Impella 2.5 for uses that had not been approved by the FDA. We cooperated with the FDA and made changes to our promotional materials in response to the warning letter. However, in April 2012, we received a follow up letter from the FDA stating that some of our promotional materials continued to market the Impella 2.5 in ways that are not compliant with FDA regulations. In February 2013, we received a close-out letter from the FDA with respect to this matter, which noted that the FDA’s Office of Compliance had completed its review of the corrective actions we took in response to the warning letter and that the concerns cited in that letter appeared to have been addressed. The close-out letter, however, provides no assurance that there may not be other occurrences that may be subject to regulatory or enforcement action.

On October 26, 2012 we were informed that the United States Attorney’s Office for the District of Columbia is conducting an investigation that is focused on the Company’s marketing and labeling of the Impella 2.5. We accepted service of a subpoena related to this investigation on October 31, 2012. The subpoena seeks documents related to the Impella 2.5. We are in the process of responding to the subpoena and intend to cooperate fully with the subpoena. We may not be able to resolve these matters, or any similar matters that may come up in the future, without incurring penalties or facing significant consequences. Even if we are successful in resolving this matter without incurring penalties, responding to the subpoena has resulted and in the future will likely result in substantial costs and could significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition and ability to finance our operations.

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

On November 16 and 19, 2012, two purported class action complaints were filed against us and certain of our officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of our common stock, on behalf of themselves and persons or entities that purchased or acquired our securities between August 5, 2011 and October 31, 2012. The complaints allege that the defendants violated the federal securities laws in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seek damages in an unspecified amount. The Court has consolidated these complaints. A consolidated amended complaint was filed by the plaintiffs on May 20, 2013.

Additionally, on February 4, 2013, an alleged holder of our common stock filed a derivative action on our behalf against each of our directors in the U.S. District Court for the District of Massachusetts. The complaint alleges that the directors breached their fiduciary duties to us and our stockholders in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seeks damages in an unspecified amount. We have moved to dismiss the complaint in its entirety, and that motion has been briefed, argued and is under advisement by the Court. Separately, on January 21, 2013 and February 5, 2013, we received demands from purported stockholders to inspect certain of our books and records related to these matters.

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

In order to obtain PMA approval and in some cases, 510(k) clearance, we may be required to conduct well-controlled clinical trials designed to test the safety and effectiveness of the product. In order to conduct clinical studies, we must generally receive an investigational device exemption, or IDE, for each device from the FDA. An IDE allows us to use an investigational device in a clinical trial to collect data on safety and effectiveness that will support an application for premarket approval or 510(k) clearance from the FDA. We have received IDE approval and are conducting clinical trials for our Impella RP and Portable Driver medical devices. In December 2010, we announced the termination of our Protect II study based on a futility determination at the planned interim analysis regarding the primary end-point, which we view as likely to be due to unanticipated confounding variables related to the use of rotational atherectomy in the study.

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

Beginning in January 2013, sales of medical devices are taxed at a rate of 2.3%. We began paying this tax in the fourth quarter of fiscal 2013. The imposition of this tax may require us to identify ways to reduce spending in other areas, such as research and development of our products, to offset the increased expense. We do not expect to be able to pass along the cost of the tax to our customers or to be able to offset the cost of the tax through higher sales volumes resulting from the expansion of health insurance. This tax increases our cost of doing business and hinders profitability.

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

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, Maine, and Minnesota, requiring reporting to state governments of gifts, compensation and other remuneration to physicians. The Physician Payments Sunshine Act, or PPSA, which was signed into law on March 23, 2010, requires manufacturers of drug, device, biologics, and medical supplies covered under Medicare, Medicaid, or State Children’s Health Insurance Program, or SCHIP, to report payments made to physicians on an annual basis to the U.S. Department of Health and Human Services, or HHS. Companies are required to start collecting this data on August 1, 2013 and will be required to report this information to HHS in early 2014. These laws all provide for penalties for non-compliance. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and reporting requirements, increases the possibility that a company may run afoul of one or more laws.

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

Our customers are primarily hospitals that have limited budgets. As a result, our products compete against a broad range of medical devices and other therapies for these limited funds. Our success will depend in large part upon our ability to enhance our existing products, to develop new products to meet regulatory and customer requirements and to achieve market acceptance for our products. We believe that important competitive factors with respect to the development and commercialization of our products include the relative speed with which we can develop products, establish clinical utility, complete clinical trials and regulatory approval processes, obtain and protect reimbursement, maintain cost effectiveness for our products, and supply commercial quantities of the product to the market.

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

Our future revenue and operating results will depend on our ability to manage the anticipated growth of our business. We have experienced significant growth in recent years in the scope of our operations and increased the number of our employees. This growth has placed significant demands on our management as well as our financial and operations resources. In order to achieve our business objectives, we will need to continue to grow. However, continued growth presents numerous challenges, including:

•	developing our global sales and marketing infrastructure and capabilities;

•	expanding manufacturing capacity, maintaining quality and increasing production;

•	increasing our foreign regulatory compliance capabilities;

•	implementing appropriate operational, financial and IT systems and internal controls;

•	identifying, attracting and retaining qualified personnel, particularly experienced clinical staff; and

•	training, managing and supervising our personnel worldwide.

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

We are devoting most of our research and development and regulatory efforts, and significant financial resources, to the development of our Impella heart pumps, Symphony and product extensions of existing commercial products and new products. The development of new products and product extensions presents enormous challenges in a variety of areas, including blood compatible surfaces, blood compatible flow, manufacturing techniques, pumping mechanisms, physiological control, energy transfer, anatomical fit and surgical techniques. We may be unable to overcome all of these challenges, which could adversely affect our results of operations and prospects.

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

To be successful, we believe we will need to increase our manufacturing capacity. We do not have experience in manufacturing our Impella products in the commercial quantities that might be required to meet potential demand, nor do we have experience manufacturing our other products in large quantities. We may encounter difficulties in scaling up manufacturing of our products, including problems related to product yields, quality control and assurance, component and service availability, dependable sources of supply, adequacy of control policies and procedures and lack of skilled personnel. If we cannot hire, train and retain enough experienced and capable scientific and technical workers, we may not be able to manufacture sufficient quantities of our current or future products on-time and at an acceptable cost, which could limit market acceptance of our products or otherwise damage our business. In order for our manufacturing to meet the expected demand for our Impella products, we have been implementing process improvements on the Impella production line at our manufacturing facility in Aachen, Germany to increase the output that we can produce at the facility. In addition to programs designed to further increase yield and capacity levels, we have expanded manufacturing employment in Aachen and Danvers and relocated selected Impella sub-assembly production to our manufacturing facility in Danvers, Massachusetts. We continue to work on initiatives to expand our Impella manufacturing capacity in both Aachen and Danvers. If we are unable to implement these process improvements on a timely basis, it could inhibit our revenue growth.

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

We rely on third-party suppliers to provide us with some components used in our existing products and products under development. For example, we outsource the manufacturing of most of our consoles other than final assembly and testing. Relying on third-party suppliers makes us vulnerable to component part failures/obsolescence and to interruptions in supply, either of which could impair our ability to conduct clinical tests or to ship our products to our customers on a timely basis. Using third-party vendors makes it difficult and sometimes impossible for us to test fully certain components, such as components on circuit boards, maintain quality control, manage inventory and production schedules and control production costs. Manufacturers of our product components may be required to comply with the FDA or other regulatory manufacturing regulations and to satisfy regulatory inspections in connection with the manufacture of the components. Any failure by a supplier to comply with applicable requirements could lead to a disruption in supply. Vendor lead times to supply us with ordered components vary significantly and often can exceed six months or more. Both now and as we expand our manufacturing capacity, we cannot be sure that our suppliers will furnish us required components when we need them. These factors could make it more difficult for us to manufacture our products effectively and efficiently and could adversely impact our results of operations.

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

We are seeking to expand our international sales of our products by recruiting direct sales and support teams outside the U.S. Our international operations in Germany, France, Canada, Japan and the United Kingdom will be subject to a number of risks, which may vary from the risks we experience in the U.S., including:

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

We rely on distributors to market and sell our products in certain parts of Europe, Asia, South America, the Middle East and Australia. Many of these distributors have the exclusive right to distribute our products in their territory. We may hire distributors to market our products in additional international markets. Our success in these markets will depend almost entirely upon the efforts of our distributors, over whom we have little or no control. If a distributor does not market and sell our products aggressively, we could lose sales and impair our ability to compete in that market. We are also subject to credit risk associated with shipments to our distributors and this could negatively impact our financial condition and liquidity in the future.

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

Historically, our annual and quarterly operating results have fluctuated widely and we expect these fluctuations to continue. Among the factors that may cause our operating results to fluctuate are:

•	the timing of customer orders and deliveries;

•	competitive changes, such as price changes or new product introductions that we or our competitors may make;

•	the timing of regulatory actions, such as product approvals or recalls;

•	costs we incur developing and testing our Impella heart pumps and other products;

•	costs we incur in anticipation of future sales, such as inventory purchases, expansion of manufacturing facilities, or establishment of international sales offices;

•	costs we incur in connection with the class action suits and derivative action that has been filed against us;

•	costs we incur in connection with the investigation being conducted by the United States Attorney’s Office for the District of Columbia;

•	additional taxes, such as the Medical Device tax;

•	economic conditions in the healthcare industry; and

•	efforts by governments, insurance companies and others to contain health care costs, including changes to reimbursement policies.

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

At March 31, 2013, we had federal and state net operating loss, or NOL, carryforwards of approximately $188.9 million and $105.9 million, respectively, which expire in varying years from fiscal 2014 through fiscal 2033. During the year ended March 31, 2013, state NOL carryforwards of approximately $21.2 million expired. Additionally, at March 31, 2013, we had federal and state research and development credit carryforwards of approximately $11.6 million and $5.5 million, respectively, which expire in varying years from fiscal 2014 through fiscal 2033.

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership changes that have occurred previously or that could occur in the future. Ownership changes, as defined in Section 382 of the Internal Revenue Code, can limit the amount of NOLs and research and development credit carry forwards that a company can use each year to offset future taxable income and taxes payable. We completed a Section 382 study and analysis in fiscal 2008 to determine whether changes in the composition of our stockholders, including our acquisition of Impella and our public offering, resulted in an ownership change for purposes of Section 382. We believe that all of our federal and state NOLs are available for carryforward to future tax periods, subject to the statutory maximum carryforward limitation of any annual NOL. Any future potential limitation to all or a portion of the NOL or research and development credit carryforwards, before they can be utilized, would reduce our gross deferred tax assets. We plan to monitor subsequent ownership changes, which could impose limitations in the future. In addition, foreign jurisdictions have rules that may limit our ability to utilize net operating loss carryforwards against taxable income in those jurisdictions.

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

We may pursue acquisitions to obtain complementary businesses, products or technologies. Any such acquisition may not produce the revenues, earnings or business synergies that we anticipate and an acquired business, product or technology might not perform as we expect. Our management could spend a significant amount of time, effort and money in identifying, pursuing and completing the acquisition. If we complete an acquisition, we may encounter significant difficulties and incur substantial expenses in integrating the operations and personnel of the acquired company into our operations while striving to preserve the goodwill of the acquired company. In particular, we may lose the services of key employees of the acquired company and we may make changes in management that impair the acquired company’s relationships with employees, vendors and customers. Additionally, we may acquire development-stage companies that are not yet profitable and which require continued investment, which could decrease our future earnings or increase our futures losses.

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

The market price of our common stock has fluctuated widely and may continue to do so. For example, from April 1, 2012 to March 31, 2013, the price of our stock ranged from a low of $11.80 per share to a high of $26.17 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

Our headquarters is located at 22 Cherry Hill Drive in Danvers, Massachusetts and consists of approximately 80,000 square feet of space under an operating lease that expires on February 28, 2016.

In addition, we have certain rights to terminate the lease early, subject to the payment of a specified termination fee based on the timing of the termination, as further outlined in the lease amendment. This facility encompasses most of our U.S. operations, including research and development, manufacturing, sales and marketing and general and administrative departments.

Our European headquarters are located in Aachen, Germany in a leased facility of approximately 33,000 square feet. The existing lease for this space expired on December 31, 2012. We entered into an arrangement with our landlord to continue renting our existing space in Aachen at the same monthly rental rate until June 30, 2013 while we negotiate a longer term lease agreement. The building houses most of the manufacturing operations for our Impella product line as well as certain research and development functions and the sales, marketing and general and administrative functions for most of our product lines sold in Europe and the Middle East.

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

On November 16 and 19, 2012, two purported class action complaints were filed against us and certain of our officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of our common stock, on behalf of themselves and persons or entities that purchased or acquired our securities between August 5, 2011 and October 31, 2012. The complaints allege that the defendants violated the federal securities laws in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seek damages in an unspecified amount. The Court has consolidated these complaints. A consolidated amended complaint was filed by the plaintiffs on May 20, 2013.

Additionally, on February 4, 2013, an alleged holder of our common stock filed a derivative action on our behalf against each of our directors in the U.S. District Court for the District of Massachusetts. The complaint alleges that the directors breached their fiduciary duties to us and our stockholders in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seeks damages in an unspecified amount. We have moved to dismiss the complaint in its entirety, and that motion has been briefed, argued and is under advisement by the Court. Separately, on January 21, 2013 and February 5, 2013, we received demands from purported stockholders to inspect certain of our books and records related to these matters.

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

Market Price

Our common stock is traded on the Nasdaq Global Market under the symbol “ABMD.” The following table sets forth the range of high and low sales prices per share of common stock, as reported by the Nasdaq Global Market for our two most recent fiscal years:

	High	Low
Fiscal Year Ended March 31, 2012
First Quarter	$19.19	$14.04
Second Quarter	17.37	10.05
Third Quarter	21.50	9.98
Fourth Quarter	24.74	17.09

	High	Low
Fiscal Year Ended March 31, 2013
First Quarter	$26.17	$18.74
Second Quarter	24.93	19.49
Third Quarter	21.29	11.80
Fourth Quarter	18.92	11.96

Number of Stockholders

As of May 15, 2013, we had approximately 608 holders of record of our common stock and there were approximately 9,158 beneficial holders of our common stock. Many beneficial holders hold their stock through depositories, banks and brokers included as a single holder in the single “street” name of each respective depository, bank, or broker.

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

Issuer Purchases of Equity Securities

In November 2012, our Board of Directors authorized a stock repurchase program for up to $15.0 million of our common stock. We financed the stock repurchase program with available cash. During the year ended March 31, 2013, we repurchased 1,123,587 shares for $15.0 million in open- market purchases at an average cost of $13.39 per share, including commission expense. We completed the purchase of common stock under this stock repurchase program in January 2013.

The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended March 31, 2013. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2013	323,587	(1)	$13.57	(1)	323,587	(1)	—
February 1-28, 2013	—		—		—		—
March 1-31, 2013	—		—		—		—

(1)	In January 2013, we completed our stock repurchase program by repurchasing 323,587 shares in open-market transactions for an aggregate cost of $4.4 million, including commission expense.

Performance Graph

The following graph compares the yearly change in the cumulative total stockholder return for our last five full fiscal years, based upon the market price of our common stock, with the cumulative total return on a Nasdaq Composite Index (U.S. Companies) and a peer group, the Nasdaq Medical Equipment-SIC Code 3840-3849 Index, which is comprised of medical equipment companies, for that period. The performance graph assumes the investment of $100 on March 31, 2008 in our Common Stock, the Nasdaq Composite Index (U.S. Companies) and the peer group index, and the reinvestment of any and all dividends.

Cumulative Total Return ($)

	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012	3/31/2013
ABIOMED, Inc	100	37.29	78.54	110.58	168.87	142.09
Nasdaq Composite Index	100	67.07	105.22	122.02	135.65	143.37
Nasdaq Medical Equipment SIC Code 3840-3849	100	53.98	91.47	100.00	91.82	89.36

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

Transfer Agent

American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038, is our stock Transfer Agent.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

	Fiscal Years Ended March 31,
	2013	2012	2011	2010	2009
	(in $000’s)
Statement of Operations Data:
Revenue:
Products	$157,614	$125,286	$99,837	$84,765	$72,512
Funded research and development	510	1,089	1,314	948	698

	158,124	126,375	101,151	85,713	73,210

Costs and expenses:
Cost of product revenue	31,596	24,507	21,977	22,529	20,437
Research and development	25,647	27,159	26,677	25,954	25,328
Selling, general and administrative	84,227	71,711	62,287	60,837	55,357
Amortization of intangible assets	111	1,478	1,395	1,469	1,606

	141,581	124,855	112,336	110,789	102,728

Income (loss) from operations	16,543	1,520	(11,185)	(25,076)	(29,518)

Other income (expense):
Investment (expense) income, net	(7)	(3)	9	373	(1,404)
Gain on sale of WorldHeart stock	—	—	456	6,389	313
Gain on settlement of investment	—	1,017	—	—	—
Other income (expense), net	326	9	(143)	(39)	(236)

	319	1,023	322	6,723	(1,327)

Income (loss) before income tax provision	16,862	2,543	(10,863)	(18,353)	(30,845)
Income tax provision	1,848	1,048	892	671	752

Net income (loss)	$15,014	$1,495	$(11,755)	$(19,024)	$(31,597)

Basic net income (loss) per share	$0.38	$0.04	$(0.32)	$(0.52)	$(0.91)
Basic weighted average shares outstanding	39,113	38,374	37,167	36,875	34,882
Diluted net income (loss) per share	$0.37	$0.04	$(0.32)	$(0.52)	$(0.91)
Diluted weighted average shares outstanding	41,052	40,172	37,167	36,875	34,882

Balance Sheet Data:
Cash, cash equivalents, and short and long term marketable securities	$88,113	$77,223	$60,312	$58,265	$60,900
Working capital	89,549	88,124	62,394	64,604	70,910
Total assets	169,999	153,911	131,588	129,570	135,958
Stockholder’s equity	137,080	126,297	104,743	107,956	115,983

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our strategic focus and the driver of the majority of our revenue growth is the market penetration of our Impella family of products, and principally our Impella 2.5 product, which received 510(k) clearance in June 2008 from the U.S. Food and Drug Administration, or FDA, for partial circulatory support for up to six hours.

We received 510(k) clearance in April 2009 for our Impella 5.0 and Impella LD devices for circulatory support for up to six hours. These devices are larger and provide more blood flow to patients than the Impella 2.5.

In September 2012, we announced that our Impella CP product received 510(k) clearance from the FDA for circulatory support for up to six hours. The Impella CP (previously marketed outside of the U.S. as Impella cVAD) received CE Mark approval to market the device in the European Union and Health Canada approval to market the device in Canada. We initiated a controlled launch with top heart hospitals in the U.S. during the second quarter of fiscal 2013 and have continued a controlled commercial launch of Impella CP to more hospitals in the U.S., which we expect to continue over the next 12 months.

In November 2012, we announced that the Impella RP received Investigational Device Exemption, or IDE, approval from the FDA for use in RECOVER RIGHT, a pivotal clinical study in the U.S. The Impella RP is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of flow per minute and is intended to provide the flow and pressure needed to compensate for right side heart failure. In April 2013, we announced the enrollment of the first patient in RECOVER RIGHT and we expect to enroll 30 patients with signs of right side heart failure and are being treated in the cath lab or surgery suite. We are also conducting initial patient use trials of the Impella RP outside of the U.S. This product is not currently available for commercial use.

In December 2012, as part of the FDA’s 515 Program Initiative, an FDA panel voted to recommend continuation of Class III status for temporary ventricular support devices within the non-roller type cardiopulmonary bypass blood pumps category, which includes our Impella products. The panel’s recommendation of Class III for this category of device is consistent with the current Class III designation for these device types. If the FDA accepts the panel’s determination and issues a final order classifying these devices in Class III, we will be required to file a PMA application for Impella 2.5. Under the 515 Program Initiative, we will be permitted to continue to market our Impella products pursuant to the 510(k) clearance for a sufficient period of time to allow for the submission and review of PMA applications relating to our Impella products. We intend to submit a modular PMA submission for Impella by the end of fiscal 2014. A modular PMA allows for a parallel submission of preclinical and manufacturing data for review while still preparing the clinical module. We are working with the FDA to prepare this modular PMA application for our Impella products.

In November 2011, we announced Symphony, a synchronized minimally invasive implantable cardiac assist device designed to treat chronic patients with moderate heart failure by improving patient hemodynamics and potentially improving their quality of life. The device is designed with the primary goal of stabilizing the progression of heart failure and recovering or remodeling the heart. We are currently conducting first-in-human clinical trials of Symphony outside the U.S. This product is not currently approved by the FDA for sale in the U.S.

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

On November 16 and 19, 2012, two purported class action complaints were filed against us and certain of our officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of our common stock, on behalf of themselves and persons or entities that purchased or acquired our securities between August 5, 2011 and October 31, 2012. The complaints allege that the defendants violated the federal securities laws in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seek damages in an unspecified amount. The Court has consolidated these complaints. A consolidated amended complaint was filed by the plaintiffs on May 20, 2013.

Additionally, on February 4, 2013, an alleged holder of our common stock filed a derivative action on our behalf against each of our directors in the U.S. District Court for the District of Massachusetts. The complaint alleges that the directors breached their fiduciary duties to us and our stockholders in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seeks damages in an unspecified amount. We have moved to dismiss the complaint in its entirety, and that motion has been briefed, argued and is under advisement by the Court. Separately, on January 21, 2013 and February 5, 2013, we received demands from purported stockholders to inspect certain of our books and records related to these matters.

In November 2012, we announced that the Impella RP received Investigational Device Exemption, or IDE, approval from the FDA for use in a pivotal clinical study in the U.S. The Impella RP is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of flow per minute and is intended to provide the flow and pressure needed to compensate for right side heart failure. During the fourth quarter of fiscal 2013, we announced the enrollment of the first patient in RECOVER RIGHT, an Investigational Device Exemption (IDE) study of Impella RP (Right Peripheral). We are also conducting initial patient use trials of the Impella RP outside of the U.S. This product is not currently available for commercial use.

Our revenues are primarily generated from our Impella line of products. Revenues from our non-Impella products, largely focused on the heart surgery suite, have been lower recently as we have strategically shifted our sales and marketing efforts towards our Impella products and the cath lab. We expect revenues from our non-Impella products, including BVS and AB5000, will continue to decrease as we continue to focus on our Impella products.

For the year ended March 31, 2013, we recognized net income of $15.0 million. With the exception of fiscal 2012 and 2013, we have incurred net losses since our inception. Even though we were profitable in fiscal 2013, we may incur additional losses in the future as we continue to invest in research and development related to our products, conduct clinical studies and registries on our products, expand our commercial infrastructure, pay additional excise taxes as a result of the implementation of the medical device tax in the U.S. in January 2013, incur additional legal fees to comply with the subpoena received from the Department of Justice in October 2012, defend ourselves from other legal claims and invest in new markets such as Japan.

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

Revenue from product sales to customers is recognized when delivery has occurred. All costs related to product sales are recognized at time of delivery. We do not provide for rights of return to customers on our product sales and therefore do not record a provision for returns.

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

Goodwill

Goodwill is recorded when consideration for an acquisition exceeds the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, instead we evaluate goodwill for impairment at least annually at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit’s fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

We estimate the fair value of our single reporting unit using a combination of the income approach and the market approach. The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal values for the reporting unit is discounted to a present value using an appropriate discount rate. Cash flow projections are based on management’s estimates of economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate is based on the specific risk characteristics of the reporting unit and its underlying forecast. The market approach estimates fair value by comparing publicly traded companies with similar operating and investment characteristics as the reporting unit. The fair values determined by the market approach and income approach, are weighted to determine the fair value for the reporting unit based primarily on the similarity of the operating and investment characteristics of the reporting unit to the comparable publicly traded companies used in the market approach. In order to assess the reasonableness of the calculated reporting unit’s fair value, we also compare the reporting unit’s fair value to our market capitalization (per share stock price times number of common shares outstanding) and calculate an implied control premium (the excess of the reporting unit’s fair value over the market capitalization).

We performed our annual impairment review for fiscal 2013 as of October 31, 2012 and determined that no write-down for impairment of goodwill was required as the fair value of the reporting unit substantially exceeded the carrying value. The carrying amount of goodwill at March 31, 2013 was $35.4 million.

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

We regularly assess our ability to realize our deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether our deferred tax assets are more likely than not realizable, we evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence we considered included, net operating losses incurred from our inception to March 31, 2011, expiration of various federal and state attributes, the uncertainty relative to the Department of Justice investigation and our planned PMA application for our Impella products, profits before tax for fiscal 2012 and 2013 and forecasted profit before tax for fiscal 2014. Based on our review of all available evidence, we determined that the objectively verifiable negative evidence outweighed the positive evidence and we recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realizable as of March 31, 2013.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:

	Year Ended March 31,
	2013	2012	2011
Revenues:
Product	99.7%	99.1%	98.7%
Funded research and development	0.3	0.9	1.3

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product revenue	20.0	19.4	21.7
Research and development	16.2	21.5	26.4
Selling, general and administrative	53.3	56.7	61.6
Amortization of intangible assets	0.1	1.2	1.4

Total costs and expenses	89.5	98.8	111.1

Income (loss) from operations	10.5	1.2	(11.1)

Other income (expense):
Gain on settlement of investment	—	0.8	0.5
Other expense, net	0.2	—	(0.1)

	0.2	0.8	0.4

Income (loss) before income tax provision	10.7	2.0	(10.7)
Income tax provision	1.2	0.8	0.9

Net income (loss)	9.5%	1.2%	(11.6)%

Fiscal Years Ended March 31, 2013 and March 31, 2012 (“fiscal 2013” and “fiscal 2012”)

Revenue

Our revenues are comprised of the following:

	Year Ended March 31,

	2013	2012
	(in $000’s)
Impella product revenue	$140,325	$106,925
Other products	8,134	11,088
Service and other revenue	9,155	7,273

Total product revenues	157,614	125,286
Funded research and development	510	1,089

Total revenues	$158,124	$126,375

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, and Impella LD product sales. Other product revenue includes AB5000, BVS5000 and cannulae product sales. Service and other revenue represents revenue earned on preventative maintenance service contracts and maintenance calls.

Total revenues for fiscal 2013 increased by $31.7 million, or 25%, to $158.1 million from $126.4 million for fiscal 2012. The increase in total revenue was primarily due to higher Impella revenue due to greater utilization in the U.S., which was attributable in part to the launch of Impella CP in fiscal 2013.

Impella product revenues for fiscal 2013 increased by $33.4 million, or 31%, to $140.3 million from $106.9 million for fiscal 2012. Most of our increase in Impella revenue was from disposable catheter sales in the U.S., as we focus on increasing utilization of our disposable catheter products through continued investment in our field organization and physician training program. In the second half of fiscal 2013, we began our initial launch of Impella CP in the U.S. We plan to continue our controlled commercial launch of Impella CP during fiscal 2014 and we expect Impella CP and Impella 2.5 revenues to increase as we add new customer sites and increase utilization at existing customer sites.

Other product revenues for fiscal 2013 decreased by $3.0 million, or 27%, to $8.1 million from $11.1 million for fiscal 2012. The decrease in other revenue was due to a decline in BVS 5000 and AB5000 disposable sales. We are currently only actively selling the BVS 5000 upon request and expect that AB5000 revenue will continue to decline in fiscal 2014 as we focus our sales efforts in the surgical suite on Impella 5.0 and LD.

Service and other revenue for fiscal 2013 increased by $1.9 million, or 26%, to $9.2 million from $7.3 million for fiscal 2012. The increase in service revenue was primarily due to an increase in preventative maintenance service contracts, as we expand the use of our Impella AIC consoles.

Cost of Product Revenue

Cost of product revenue for fiscal 2013 increased by $7.1 million, or 29%, to $31.6 million from $24.5 million for fiscal 2012. Gross margin for fiscal 2013 was 80% compared to 81% for fiscal 2012. The increase in cost of product revenues was related to increased Impella demand and higher production volume and costs to support the higher demand for Impella products. The decrease in gross margin was related primarily to increased investment in expanding manufacturing capacity to support future demand for Impella products, start up costs related to the initial production of Impella CP and increased shipments of AIC consoles.

Research and Development Expenses

Research and development expenses for fiscal 2013 decreased by $1.6 million, or 6%, to $25.6 million from $27.2 million in fiscal 2012. The decrease in research and development expenses was due to a decrease in clinical trial expenditures as we completed the Protect II trial for the Impella 2.5 and spending on Impella CP product development activities decreased in fiscal 2013 after the Impella CP was approved in the U.S. in September 2012, and was partially offset by an increase in spending on product development initiatives associated with Impella RP and Symphony. We expect research and development expenses to increase in fiscal 2014 as we continue to focus on new product development initiatives associated with Impella RP and Symphony. We will also have additional research and development costs as we prepare our PMA application for our existing Impella products available for sale in the U.S. and expenses related to obtaining regulatory approval for our Impella products in Japan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2013 increased by $12.5 million, or 17%, to $84.2 million from $71.7 million in fiscal 2012. The increase in selling, general and administrative expenses was primarily due to increased personnel expenses related to increased U.S. field sales and clinical headcount, increased spending on marketing initiatives as we continue to educate physicians on the benefits of hemodynamic support and increases in legal expenses. During fiscal 2013, we incurred legal expenses of approximately $3.1 million in connection with complying with the subpoena received from the Department of Justice in October 2012 and defense of other legal claims. We also incurred $0.7 million of expenses in fiscal 2013 for payment of the medical device tax after its implementation in the U.S. in January 2013.

We expect to continue to increase our expenditures on sales and marketing activities, with particular investments in field sales and clinical personnel with cath lab expertise. We also plan to increase our marketing, service, and training investments to support the efforts of the sales and field clinical teams to drive recovery awareness for acute heart failure patients. We also will have additional expenses with the implementation of the medical device tax. We expect to continue to incur significant legal expenses related to the Department of Justice investigation, our defense of purported class actions and a derivative action and our response to information requests for the foreseeable future.

Amortization of Intangible Assets

Amortization of intangible assets for fiscal 2013 decreased by $1.4 million, or 93%, to $0.1 million from $1.5 million for fiscal 2012. Amortization primarily relates to specifically identified assets from the Impella acquisition in May 2005. We fully amortized the remaining net book value of our intangible assets during the year ended March 31, 2013.

Income Tax Provision

During fiscal 2013 and 2012, we recorded provisions for income taxes of $1.8 million and $1.0 million, respectively. The income tax provision is primarily due to $1.1 million of income taxes in Germany that we do not expect will be offset by our net operating loss carryforwards in Germany. Accordingly, we expect to have a tax liability in Germany that we will pay in cash. We have also recorded provisions of $0.8 million for income taxes related to our deferred tax liability on our goodwill and alternative minimum tax in the U.S. If we continue to be profitable, we expect that income tax expense will increase in the future.

Net Income

During fiscal 2013, we recognized net income of $15.0 million, or $0.38 per basic share and $0.37 per diluted share compared to net income of $1.5 million, or $0.04 per basic and diluted share, for the prior fiscal year. The increase in net income in fiscal 2013 compared to fiscal 2012 was due primarily to increased Impella sales due to greater demand in the U.S. Even though we were profitable in fiscal 2013 and 2012, we may incur losses in the future as we continue to invest in research and development related to our products, conduct clinical studies and registries on our products, expand our commercial infrastructure, pay additional excise taxes as a result of the implementation of the medical device tax in the U.S. in January 2013, incur additional legal fees to comply with the subpoena received from the Department of Justice in October 2012 and defend ourselves from other legal claims and invest in new markets such as Japan.

Fiscal Years Ended March 31, 2012 and March 31, 2011 (“fiscal 2012” and “fiscal 2011”)

Revenue

Our revenues are comprised of the following:

	Year Ended March 31,
	2012	2011
	(in $000’s)
Impella products	$106,925	$78,230
Other products	11,088	15,751
Service and other revenue	7,273	5,856

Total product revenues	125,286	99,837
Funded research and development	1,089	1,314

Total revenues	$126,375	$101,151

Total revenues for fiscal 2012 increased by $25.2 million, or 25%, to $126.4 million from $101.2 million for fiscal 2011. The increase in total revenue was primarily due to higher Impella revenue due to greater utilization in the U.S.

Impella product revenues for fiscal 2012 increased by $28.7 million, or 37%, to $106.9 million from $78.2 million for fiscal 2011. Most of our Impella revenue was from disposable product sales of Impella 2.5 in the U.S., as we focused on controlled rollouts for new sites and increasing utilization of these products through continued investment in our sales force and physician training.

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

Income Tax Provision

During fiscal 2012 and 2011, we recorded a provision for income taxes of $1.0 million and $0.9 million, respectively. The income tax provision is primarily due to income taxes in Germany that we do not expect will be offset by our net operating loss carryforwards in Germany and therefore we expect to have a tax liability that we will pay in cash. We have also recorded provisions for income taxes related to our deferred tax liability on our goodwill and alternative minimum tax in the U.S.

Net Income (Loss)

During fiscal 2012, we incurred net income of $1.5 million, or $0.04 per basic and diluted share compared to a net loss of $11.8 million, or $0.32 per share, for the prior fiscal year. The increase in the net income in fiscal 2012 compared to the net loss in fiscal 2011 was due primarily to increased Impella sales due to greater demand in the U.S.

Liquidity and Capital Resources

At March 31, 2013, our cash, cash equivalents, and short and long-term marketable securities totaled $88.1 million, an increase of $10.9 million compared to $77.2 million in cash, cash equivalents and short-term marketable securities at March 31, 2012. We believe that our revenue from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months, exclusive of activities involving any future acquisitions of products or companies that complement or augment our existing line of products.

Our primary liquidity requirements are to fund the expansion of our commercial infrastructure in the U.S., increase our Impella manufacturing capacity, increase our inventory levels in order to meet increasing customer demand for Impella in the U.S., fund new product development, pay for fees related to the Department of Justice investigation, our defense of purported class actions and a derivative action, and our response to information requests and provide for general working capital needs. Through March 31, 2013, we have funded our operations principally from product sales and through the sale of equity securities. We also generate cash through funded research and development revenue.

In November 2012, our Board of Directors authorized a stock repurchase program for up to $15.0 million of our common stock. We financed the stock repurchase program with our available cash. During the year ended March 31, 2013, we repurchased 1,123,587 shares for

$15.0 million in open market purchases at an average cost of $13.39 per share, including commission expense. We completed the purchase of common stock under this stock repurchase program in January 2013.

Marketable securities at March 31, 2013 consisted of $78.7 million held in funds that invest in U.S. Treasury and government-backed securities. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets.

During the year ended March 31, 2013, net cash provided by operating activities was $26.4 million, compared to $3.6 million during the same period in the prior year. The increase in cash provided by operations was primarily attributable to the improvement in net income of $13.5 million reflected in our net income of $15.0 million for the year ended March 31, 2013 compared to $1.5 million in fiscal 2012, supplemented by a $2.7 million increase in cash provided by accounts receivable due to increases in revenue and timing of receivable collections and a $0.9 million decrease in cash used for accounts payable, which were offset by a $4.4 million increase in cash used for accrued expenses primarily related increases in inventory costs and higher personnel expenses as a result of increased headcount and increases in legal expenses, and a $0.9 million increase in cash used for inventories as we have increased inventory safety stock levels in fiscal 2013 to support continued growing customer demand for Impella. In addition, net cash provided by operating activities was impacted by changes in non-cash adjustments of a $1.7 million increase in stock-based compensation, partially offset by a $1.6 million decrease in depreciation and amortization expense and a $0.6 million decrease in write-downs of inventory.

During the year ended March 31, 2013, net cash used for investing activities was $10.3 million, compared to $17.5 million during the same period in the prior year. The decrease in cash used for investing activities was primarily attributable to a $34.3 million increase in proceeds from the sale and maturity of marketable securities, partially offset by a $24.9 million increase in purchases of marketable securities. We also had a $1.1 million increase in cash used for capital expenditures and a $1.0 million decrease in proceeds upon settlement of an investment in fiscal 2012.

During the year ended March 31, 2013, net cash used for financing activities was $11.8 million, compared to net cash provided by financing activities of $14.7 million during the same period in the prior year. The increase in cash used for financing activities was primarily attributable to a $15.0 million increase in cash used for the repurchase of common stock under our share repurchase program, an $11.3 million decrease in proceeds from the exercise of stock options because fewer stock options were exercised in that period as compared to the prior year, and a $0.2 million increase in payments in lieu of issuance of common stock for minimum payroll taxes upon vesting of certain equity awards.

Capital expenditures for fiscal 2014 are estimated to range from $3.0 to $4.0 million, and are expected to relate primarily to capital expenditures for manufacturing capacity increases for Impella, leasehold improvements and software development projects.

Cash and cash equivalents held by our foreign subsidiaries totaled $2.8 million and $3.0 million at March 31, 2013 and 2012, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Our liquidity is influenced by our ability to sell our products in a competitive industry and our customers’ ability to pay for our products. Factors that may affect liquidity include our ability to penetrate the market for our products, maintain or reduce the length of the selling cycle, and collect cash from clients after our products are sold. We also expect to continue to incur legal expenses related to the Department of Justice investigation, our defense of purported class actions and a derivative action and our response to requests for information for the foreseeable future. We continue to review our long-term cash needs on a regular basis. At March 31, 2013, we had no long-term debt outstanding.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at March 31, 2013 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Fiscal Year (in $000’s)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease commitments	$3,002	$1,157	$1,685	$64	$96
Contractual obligations(1)	4,744	840	1,204	1,700	1,000

Total obligations	$7,746	$1,997	$2,889	$1,764	$1,096

(1)

Contractual obligations represent future cash commitments and expected liabilities under agreements with third parties, primarily for research and development activities, such as clinical trials and material purchases for new product testing.

We had no long-term debt, capital leases or other material commitments for open purchase orders and clinical trial agreements at March 31, 2013 other than those shown in the table above.

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

We rent our European headquarters in Aachen, Germany. The lease payments are approximately 36,000€ (Euro) (approximately U.S. $50,000 at March 31, 2013 exchange rates) per month. The existing lease for this space expired on December 31, 2012. We entered into an arrangement with our landlord to continue renting our existing space in Aachen at the same monthly rental rate until June 30, 2013 while we negotiate a longer term lease agreement.

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

We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements at March 31, 2013.

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

Primary Market Risk Exposures

Our cash, cash equivalents and short-term marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Marketable securities at March 31, 2013 consisted of $78.7 million held in funds that invest in U.S. Treasury and government-backed securities. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2013, we believe the decline in fair market value of our investment portfolio would be immaterial.

Currency Exchange Rates

We have foreign currency exposure to exchange rate fluctuations and particularly with respect to the euro, British pound sterling and Japanese yen. Therefore, our investment in our subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive (loss) income component of stockholders’ equity. If rates of exchange for the euro, British pound and Japanese yen were to have depreciated immediately and uniformly by 10% relative to the U.S. dollar from levels at March 31, 2013, the result would have been a reduction of stockholders’ equity of approximately $3.7 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2013, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the fourth quarter of our fiscal year ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2013.

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

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements for the year ended March 31, 2013, included in this annual report, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report is set forth below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ABIOMED, Inc.

Danvers, Massachusetts

We have audited the internal control over financial reporting of ABIOMED, Inc. and subsidiaries (the “Company”) as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2013 of the Company and our report dated May 28, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

May 28, 2013

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

The information required by Item 14 of Form 10-K is incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year end captioned:

•	“Audit and Other Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The financial statements from our Annual Report for our fiscal year ending March 31, 2013 are attached hereto.

(2) Consolidated financial statement schedule

Schedule II: Valuation and Qualifying Accounts

(3) Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

2.1	Share Purchase Agreement for the acquisition of Impella Cardio Systems AG, dated April 26, 2005.		8-K	May 16, 2005	2.1

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock—filed as Exhibit 3.3 to the 1997 Registration Statement.*		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

10.1*	Form of Indemnification Agreement for Directors and Officers.		S-1	June 5, 1987	10.13

10.2*	1992 Combination Stock Option Plan.		10-Q	October 27, 1995	10.2

10.3*	Amendment to 1992 Combination Stock Option Plan.		10-Q	October 14, 1997	10.2

10.4*	1988 Employee Stock Purchase Plan, as amended.		10-Q	February 8, 2005	10.11

10.5*	1989 Non-Qualified Stock Option Plan for Non-Employee Directors.		10-Q	October 27, 1995	10.1

10.6*	1998 Equity Incentive Plan.		10-Q/A	January 8, 1999	10

10.7*	2000 Stock Incentive Plan Agreement, as amended.		Sch. 14A	July 15, 2005	Appendix A

10.8*	Form of Abiomed, Inc. Non-Statutory Stock Option Agreement for the 2000 Stock Incentive Plan for Directors.		10-Q	February 9, 2006	10.16

10.9*	Form of Abiomed, Inc. Non-Statutory Stock Option Agreement for the 2000 Stock Incentive Plan for Employees or Consultants.		10-Q	February 9, 2006	10.17

10.10*	Second Amended and Restated 2008 Stock Incentive Plan.		Sch. 14A	June 29, 2012	Appendix A

10.11*	Form of Non-Statutory Stock Option Agreement for Employees and Consultants under 2008 Stock Incentive Plan.		8-K	August 18, 2008	10.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.12*	Form of Non-Statutory Stock Option Agreement for Non-Employee Directors under 2008 Stock Incentive Plan.		8-K	August 18, 2008	10.2

10.13*	Form of Restricted Stock Agreement under 2008 Stock Incentive Plan.		8-K	August 18, 2008	10.3

10.14*	Form of Change of Control Agreement.		8-K	August 18, 2008	10.4

10.15*	Employment Agreement of Michael R. Minogue dated April 5, 2004 (including Change in Control Agreement).		10-Q	August 9, 2004	10.10

10.16*	Amendment to Employment Agreement with Michael R. Minogue dated December 31, 2008.		10-Q	February 9, 2009	10.1

10.17*	Amendment to Change in Control Agreement with Michael R. Minogue dated December 31, 2008.		10-Q	February 9, 2009	10.1

10.18*	Inducement stock option granted to Michael R. Minogue dated April 5, 2004.		10-Q	August 9, 2004	10.11

10.19*	Restricted Stock Agreement between Abiomed, Inc. and Michael R. Minogue.		10-Q	October 9, 2005	10.15

10.20*	Offer Letter with Robert L. Bowen dated December 15, 2008.		8-K	December 22, 2008	99.2

10.21*	Offer letter with David Weber dated April 23, 2007		10-Q	August 9, 2007	10.1

10.22*	Summary of Executive Compensation.	X

10.23*	Summary of Director Compensation.	X

10.24*	Form of Employment, Nondisclosure and Non Competition Agreement.		10-K	June 14, 2006	10.20

10.25	Facility Lease dated January 8, 1999 for the premises at 22 Cherry Hill Drive.		10-Q	February 12, 1999	10

10.26	First Amendment to Lease Agreement dated June 27, 2008 between Abiomed, Inc. and Leo C. Thibeault, Jr., Trustee of The Thibeault Nominee Trust.		8-K	July 2, 2008	10.1

10.27*	Form of Performance Share Award (Performance and Time Based RSU).		10-Q	August 5, 2011	10.1

10.28*	Form of Performance Share Award (Time Based RSU).		10-Q	August 5, 2011	10.2

11.1	Statement regarding computation of Per Share Earnings (see Note 2, Notes to Consolidated Financial Statements).	X

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	X

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer.	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

101	The following financial information from the ABIOMED, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.**	X

*	Management contract or compensatory plan.
**	The information contained in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and regardless of any general incorporation language in such filing, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABIOMED, Inc.

Dated: May 28, 2013	By	/s/ ROBERT L. BOWEN
Robert L. Bowen
Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MICHAEL R. MINOGUE Michael R. Minogue	President, Chief Executive Officer, President and Chairman (Principal Executive Officer)	May 28, 2013

/S/ ROBERT L. BOWEN Robert L. Bowen	Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 28, 2013

/S/ W. GERALD AUSTEN W. Gerald Austen	Director	May 28, 2013

/S/ LOUIS E. LATAIF Louis E. Lataif	Director	May 28, 2013

/S/ DOROTHY E. PUHY Dorothy E. Puhy	Director	May 28, 2013

/S/ MARTIN P. SUTTER Martin P. Sutter	Director	May 28, 2013

/S/ HENRI A. TERMEER Henri A. Termeer	Director	May 28, 2013

/S/ PAUL THOMAS Paul Thomas	Director	May 28, 2013

ABIOMED, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ABIOMED, Inc.

Danvers, Massachusetts

We have audited the accompanying consolidated balance sheets of ABIOMED, Inc. and subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ABIOMED, Inc. and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

May 28, 2013

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	March 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$9,451	$5,990
Short-term marketable securities	67,256	71,233
Accounts receivable, net	22,946	20,458
Inventories	14,930	11,142
Prepaid expenses and other current assets	2,022	1,716

Total current assets	116,605	110,539
Long-term marketable securities	11,406	—
Property and equipment, net	6,549	6,378
Goodwill	35,410	36,846
Other	29	148

Total assets	$169,999	$153,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,696	$6,910
Accrued expenses	15,162	12,480
Deferred revenue	4,198	3,025

Total current liabilities	27,056	22,415
Long-term deferred tax liability	5,554	4,799
Other long-term liabilities	309	400

Total liabilities	32,919	27,614

Commitments and contingencies (Note 11)
Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized—1,000,000 shares; Issued and outstanding—none
Common stock, $.01 par value	397	393
Authorized—100,000,000 shares; Issued—39,788,383 shares at March 31, 2013 and 39,323,708 shares at March 31, 2012;
Outstanding—38,601,384 shares at March 31, 2013 and 39,272,754 shares at March 31, 2012
Additional paid in capital	414,810	401,771
Accumulated deficit	(258,261)	(273,275)
Treasury stock at cost—1,186,999 shares at March 31, 2013 and 50,954 shares at March 31, 2012	(16,129)	(827)
Accumulated other comprehensive loss	(3,737)	(1,765)

Total stockholders’ equity	137,080	126,297

Total liabilities and stockholders’ equity	$169,999	$153,911

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Years Ended March 31,
	2013	2012	2011
Revenue:
Product revenue	$157,614	$125,286	$99,837
Funded research and development	510	1,089	1,314

	158,124	126,375	101,151

Costs and expenses:
Cost of product revenue	31,596	24,507	21,977
Research and development	25,647	27,159	26,677
Selling, general and administrative	84,227	71,711	62,287
Amortization of intangible assets	111	1,478	1,395

	141,581	124,855	112,336

Income (loss) from operations	16,543	1,520	(11,185)

Other income:
Investment (expense) income, net	(7)	(3)	9
Gain on sale of WorldHeart stock	—	—	456
Gain on settlement of investment	—	1,017	—
Other income (expense), net	326	9	(143)

	319	1,023	322

Income (loss) before income tax provision	16,862	2,543	(10,863)
Income tax provision	1,848	1,048	892

Net income (loss)	$15,014	$1,495	$(11,755)

Basic net income (loss) per share	$0.38	$0.04	$(0.32)
Basic weighted average shares outstanding	39,113	38,374	37,167
Diluted net income (loss) per share	$0.37	$0.04	$(0.32)
Diluted weighted average shares outstanding	41,052	40,172	37,167

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Fiscal Years Ended March 31,
	2013	2012	2011
Net income (loss)	$15,014	$1,495	$(11,755)
Other comprehensive (loss) income:
Foreign currency translation (losses) gains	(1,974)	(2,510)	1,747
Net unrealized gains on marketable securities	2	—	—

Other comprehensive (loss) income	(1,972)	(2,510)	1,747

Comprehensive income (loss)	$13,042	$(1,015)	$(10,008)

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of shares	Par value	Number of shares	Amount
Balance, April 1, 2010	37,433,064	$375	50,954	$(827)	$372,425	$(263,015)	$(1,002)	$107,956
Restricted stock issued	356,000	4	—	—	(4)	—	—	-
Stock options exercised	126,460	1	—	—	1,060	—	—	1,061
Stock issued under employee stock purchase plan	36,207	—	—	—	313	—	—	313
Stock issued to directors	3,096	—	—	—	—	—	—	-
Cancellation of restricted stock	(249,062)	(3)	—	—	3	—	—	-
Stock compensation expense	—	—	—	—	5,421	—	—	5,421
Other comprehensive income	—	—	—	—	—	—	1,747	1,747
Net loss	—	—	—	—	—	(11,755)	—	(11,755)

Balance, March 31, 2011	37,705,765	377	50,954	(827)	379,218	(274,770)	745	104,743
Stock options exercised	1,516,038	15	—	—	14,242	—	—	14,257
Stock issued under employee stock purchase plan	45,445	1	—	—	422	—	—	423
Stock issued to directors	5,506	—	—	—	116	—	—	116
Stock compensation expense	—	—	—	—	7,773	—	—	7,773
Other comprehensive loss	—	—	—	—	—	—	(2,510)	(2,510)
Net income	—	—	—	—	—	1,495	—	1,495

Balance, March 31, 2012	39,272,754	393	50,954	(827)	401,771	(273,275)	(1,765)	126,297
Restricted stock issued	91,503	1		—	(1)	—	—	-
Stock options exercised	337,212	3		—	2,933	—	—	2,936
Stock issued under employee stock purchase plan	33,132	—		—	555	—	—	555
Stock issued to directors	2,828	—		—	51	—	—	51
Repurchase of common stock	(1,123,587)	—	1,123,587	(15,045)	—	—	—	(15,045)
Return of common stock to pay withholding taxes on restricted stock	(12,458)	—	12,458	(257)	—	—	—	(257)
Stock compensation expense	—	—			9,501	—	—	9,501
Other comprehensive loss	—	—		—	—	—	(1,972)	(1,972)
Net income	—	—		—	—	15,014	—	15,014

Balance, March 31, 2013	38,601,384	$397	1,186,999	$(16,129)	$414,810	$(258,261)	$(3,737)	$137,080

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended March 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$15,014	$1,495	$(11,755)
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,723	4,336	3,948
Bad debt expense	33	117	139
Stock-based compensation	9,501	7,773	5,421
Write-down of inventory	1,172	1,833	2,781
Loss on disposal of fixed assets	10	53	29
Deferred tax provision	755	789	970
Gain on sale of WorldHeart common stock	—	—	(456)
Gain on settlement of investment	—	(1,017)	—
Changes in assets and liabilities:
Accounts receivable	(2,586)	(5,284)	(1,923)
Inventories	(5,315)	(6,229)	(1,508)
Prepaid expenses and other assets	(326)	(239)	161
Accounts payable	1,183	287	2,480
Accrued expenses and other long-term liabilities	3,057	(1,330)	605
Deferred revenue	1,178	1,050	682

Net cash provided by operating activities	26,399	3,634	1,574
Investing activities:
Purchases of marketable securities	(49,429)	(24,502)	(8,004)
Proceeds from the sale and maturity of marketable securities	42,000	7,750	7,000
Proceeds from the sale of WorldHeart common stock	—	—	456
Proceeds from settlement of investment	—	1,017	—
Purchases of property and equipment	(2,836)	(1,745)	(1,804)

Net cash used for investing activities	(10,265)	(17,480)	(2,352)
Financing activities:
Proceeds from the exercise of stock options	2,936	14,257	1,061
Repurchase of common stock	(15,045)	—	—
Payments in lieu of issuance of common stock for minimum payroll taxes	(257)	—	—
Proceeds from the issuance of stock under employee stock purchase plan	555	423	313

Net cash (used for) provided by financing activities	(11,811)	14,680	1,374
Effect of exchange rate changes on cash	(862)	(675)	447

Net increase in cash and cash equivalents	3,461	159	1,043
Cash and cash equivalents at beginning of year	5,990	5,831	4,788

Cash and cash equivalents at end of year	$9,451	$5,990	$5,831

Supplemental disclosures:
Fixed asset expenditures incurred, not yet paid	$250	$535	$48

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, collectability of receivables, realizability of inventory, goodwill and intangible assets, valuation of goodwill and long-lived assets, accrued expenses, stock-based compensation, income taxes including the valuation allowance for deferred tax assets, contingencies and litigation. Provisions for depreciation are based on their estimated useful lives using the straight-line method. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions.

Cash Equivalents and Marketable Securities

The Company classifies any marketable security with a maturity date of 90 days or less at the time of purchase as a cash equivalent. Cash equivalents are carried on the balance sheet at fair market value.

The Company classifies any security with a maturity date of greater than 90 days at the time of purchase as marketable securities and classifies marketable securities with a maturity date of greater than one year from the balance sheet date as long-term marketable securities. Securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities. If the Company does not have the intent and ability to hold a security to maturity, it reports the investment as available-for-sale securities. The Company reports available-for-sale securities at fair value, and includes unrealized gains and, to the extent deemed temporary, losses in stockholder’s equity. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate whether the decline is “other than temporary” and, if so, marks the security to market through a charge to unrealized loss on short-term marketable securities in the consolidated statements of operations.

Major Customers and Concentrations of Credit Risk

Abiomed primarily sells its products to hospitals and distributors. No customer accounted for more than 10% of total product revenues in fiscal year 2013, 2012, or 2011. No customer had an accounts receivable balance greater than 10% of total accounts receivable at March 31, 2013 and 2012.

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

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short and long-term marketable securities and accounts receivable. Management mitigates credit risk by limiting the investment type and maturity to securities that preserve capital, maintain liquidity and have a high credit quality.

Inventories

Inventories are stated at the lower of cost or market. Cost is based on the first in, first out method. The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory that it believes to be impaired. Management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases.

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

Property and equipment is reviewed for impairment losses whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss would be recognized based on the amount by which the carrying value of the asset or asset group exceeds its fair value. Fair value is determined primarily using the estimated future cash flows associated with the asset or asset group under review discounted at a rate commensurate with the risk involved and other valuation techniques.

Goodwill

Goodwill is recorded when consideration for an acquisition exceeds the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, instead the Company evaluates goodwill for impairment at least annually at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit’s fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

The Company estimates the fair value of its single reporting unit using a combination of the income approach and the market approach. The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal values for the reporting unit is discounted to a present value using an appropriate discount rate. Cash flow projections are based on management’s estimates of economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate is based on the specific risk characteristics of the reporting unit and its underlying forecast. The market approach estimates fair value by comparing publicly traded companies with similar operating and investment characteristics as the reporting unit. The fair values determined by the market approach and income approach, are weighted to determine the fair value for the reporting unit based primarily on the similarity of the operating and investment characteristics of the reporting unit to the comparable publicly traded companies used in the market approach. In order to assess the reasonableness of the calculated reporting unit’s fair value, the Company also compares the reporting unit’s fair value to its market capitalization (per share stock price times number of common shares outstanding) and calculate an implied control premium (the excess of the reporting unit’s fair value over the market capitalization).

The Company performed its annual impairment review for fiscal 2013 as of October 31, 2012 and determined that no write-down for impairment of goodwill was required as the fair value of the reporting unit substantially exceeded the carrying value. The carrying amount of goodwill at March 31, 2013 was $35.4 million.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Financial Instruments

The Company’s financial instruments are comprised of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, the carrying amounts of which approximate fair market value as they are highly liquid and primarily short term in nature.

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

Revenue from product sales to customers is recognized when delivery has occurred. All costs related to product sales are recognized at time of delivery. The Company does not provide for rights of return to customers on product sales and therefore does not record a provision for returns.

Maintenance and service support contract revenues are included in product sales and are recognized ratably over the term of the service contracts. Revenue is recognized as earned in limited instances where the Company rents its console medical devices on a month-to-month basis or for a longer specified period of time to customers.

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

Translation of Foreign Currencies

All assets and liabilities of the Company’s non-U.S. subsidiaries are translated at year-end exchange rates and revenues and expenses are translated at average exchange rates for the year. The functional currencies of our non-U.S. subsidiaries are the euro, British pound and Japanese yen. Resulting translation adjustments are reflected in the accumulated other comprehensive (loss) income component of stockholders’ equity. Currency transaction gains and losses are included as other income (expense), net in the statements of operations.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the fiscal year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of dilutive common shares outstanding during the fiscal year. Diluted shares outstanding is calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the fiscal year. Potential dilutive securities include stock options, restricted stock awards, restricted stock units, performance-based awards and shares to be purchased under the employee stock purchase plan. In fiscal years when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported basic and dilutive loss per share are the same.

	March 31,
	2013	2012	2011
Basic Net Income (Loss) Per Share
Net income (loss)	$15,014	$1,495	$(11,755)

Weighted average shares used in computing basic net income (loss) per share	39,113	38,374	37,167

Net income (loss) per share—basic	$0.38	$0.04	$(0.32)

	March 31,
	2013	2012	2011
Diluted Net Income (Loss) Per Share
Net income (loss)	$15,014	$1,495	$(11,755)

Weighted average shares used in computing basic net income (loss) per share	39,113	38,374	37,167
Effect of dilutive securities	1,939	1,798	—

Weighted average shares used in computing diluted net income (loss) per share	41,052	40,172	37,167
Net income (loss) per share—diluted	$0.37	$0.04	$(0.32)

For the fiscal years ended March 31, 2013 and 2012, approximately 438,000 and 410,000 shares of common stock underlying outstanding securities primarily related to out-of-the-money stock options and performance-based awards where milestones were not met were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. For the fiscal year ended March 31, 2011, approximately 5,945,000 shares of common stock underlying stock options and approximately 407,000 restricted shares are excluded from the calculation of diluted weighted average shares outstanding because the Company incurred a loss in that fiscal year, and to include them would have been anti-dilutive.

Stock-Based Compensation

The Company’s stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, and includes an estimate of awards that will be forfeited.

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

Income Taxes

The Company’s provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future income tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized.

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

Note 3. Marketable Securities and Fair Value Measurements

Marketable Securities

The Company’s marketable securities are classified as available-for-sale securities and, accordingly, are recorded at fair value. The difference between amortized cost and fair value is included in stockholders’ equity.

The Company’s marketable securities at March 31, 2013 and 2012 are classified on the balance sheet as follows (in thousands):

	March 31,
	2013	2012
	(in $000’s)
Short-term marketable securities	$67,256	$71,233
Long-term marketable securities	11,406	—

	$78,662	$71,233

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 3. Marketable Securities and Fair Value Measurements (Continued)

The Company’s marketable securities at March 31, 2013 and 2012 are invested in the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in $000’s)
At March 31, 2013:
US Treasury securities	$59,002	$—	$—	$59,002
Short-term government-backed securities	8,126	1	—	8,127
Long-term government-backed securities	11,405	3	(2)	11,406
Accrued interest	127	—	—	127

	$78,660	$4	$(2)	$78,662

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in $000’s)
At March 31, 2012:
US Treasury securities	$71,233	$—	$—	$71,233

Fair Value Hierarchy

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

The following table presents the Company’s fair value hierarchy for its financial instruments measured at fair value as of March 31, 2013 and 2012:

	Level 1	Level 2	Level 3	Total
At March 31, 2013:
U.S. Treasury securities	$—	$59,020	$—	$59,020
Short-term government-backed securities	—	8,236	—	8,236
Long-term government-backed securities	—	11,406	—	11,406

	$—	$78,662	$—	$78,662

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 3. Marketable Securities and Fair Value Measurements (Continued)

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At March 31, 2012:
U.S. Treasury securities	$—	$71,233	$—	$71,233

During fiscal 2013, the Company reevaluated the methodologies used by third-party brokers in determining the estimated fair value of its investments in U.S. Treasury securities. After this analysis, the Company determined that the fair value of U.S. Treasuries should be reported as Level 2. In prior years, U.S. Treasury securities were incorrectly classified as Level 1. The Company has corrected the prior year presentation of these amounts, which conforms with the current year presentation. These corrections in the disclosed classification had no effect on the reported fair values of these instruments.

Note 4. Accounts Receivable

The components of accounts receivable are as follows:

	March 31,
	2013	2012
	(in $000’s)
Trade receivables	$23,082	$20,688
Allowance for doubtful accounts	(136)	(230)

	$22,946	$20,458

Note 5. Inventories

The components of inventories are as follows:

	March 31,
	2013	2012
	(in $000’s)
Raw materials and supplies	$6,267	$3,586
Work-in-progress	5,296	4,098
Finished goods	3,367	3,458

	$14,930	$11,142

The Company’s inventories relate to its circulatory care product lines, primarily the Impella and AB5000 product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead. During the years ended March 31, 2013, 2012, and 2011, the Company recorded $1.2 million, $1.8 million and $2.8 million, respectively, in write-downs of inventory.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 6. Property and Equipment

The components of property and equipment are as follows:

	March 31,
	2013	2012
	(in $000’s)
Machinery and equipment	$14,392	$13,860
Furniture and fixtures	969	498
Leasehold improvements	1,843	1,147
Construction in progress	1,541	768

Total cost	18,745	16,273
Less accumulated depreciation	(12,196)	(9,895)

	$6,549	$6,378

Depreciation expense related to property and equipment was $2.5 million, $2.3 million and $1.9 million for the years ending March 31, 2013, 2012, and 2011, respectively.

Note 7. Goodwill

The carrying amount of goodwill at March 31, 2013 and 2012 was $35.4 million and $36.8 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, or Impella, in 2005. The goodwill activity is as follows:

(in $000’s)
Balance at March 31, 2011	$38,946
Exchange rate impact	(2,100)

Balance at March 31, 2012	$36,846
Exchange rate impact	(1,436)

Balance at March 31, 2013	$35,410

The Company has no accumulated impairment losses.

Note 8. Stockholders’ Equity

Stock Repurchase Program

In November 2012, the Company’s Board of Directors authorized a stock repurchase program for up to $15.0 million of its common stock. The Company financed the stock repurchase program with its available cash. During the year ended March 31, 2013, the Company repurchased 1,123,587 shares for $15.0 million in open market purchases at an average cost of $13.39 per share, including commission expense. The Company has completed the purchase of common stock under this stock repurchase program in January 2013.

Note 9. Stock Award Plans and Stock-Based Compensation

Stock Award Plans

The Company grants stock options and restricted stock awards to employees and others. All outstanding stock options of the Company as of March 31, 2013 were granted with an exercise price equal to the fair market value on the date of grant. Outstanding stock options, if not exercised, expire 10 years from the date of grant.

The Company’s 2008 Stock Incentive Plan (the “Plan”) authorizes the grant of a variety of equity awards to the Company’s officers, directors, employees, consultants and advisers, including awards of unrestricted and restricted stock, restricted stock units, incentive and nonqualified

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 9. Stock Award Plans and Stock-Based Compensation (Continued)

stock options to purchase shares of common stock, performance share awards and stock appreciation rights. The Plan provides that options may only be granted at the current market value on the date of grant. Each share of stock issued pursuant to a stock option or stock appreciation right counts as one share against the maximum number of shares issuable under the Plan, while each share of stock issued pursuant to any other type of award counts as 1.58 shares against the maximum number of shares issuable under the Plan for grants made on or after August 11, 2010 (and as 1.5 shares for grants made prior to that date). The Company’s policy for issuing shares upon exercise of stock options or the vesting of its restricted stock awards and restricted stock units is to issue shares of common stock at the time of exercise or conversion. At March 31, 2013, a total of approximately 2,405,300 shares were available for future issuance under the Plan.

Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s consolidated statements of operations for the fiscal years ended March 31, 2013, 2012 and 2011 (in thousands):

	March 31,
	2013	2012	2011
	(in $000’s)
Cost of product revenue	$450	$282	$214
Research and development	1,843	1,719	1,001
Selling, general and administrative	7,208	5,772	4,206

	$9,501	$7,773	$5,421

The components of stock-based compensation for the fiscal years ended March 31, 2013, 2012 and 2011 were as follows (in thousands):

	March 31,
	2013	2012	2011
	(in $000’s)
Restricted stock units	$5,970	$2,808	$—
Stock options	2,680	2,722	3,837
Restricted stock	653	2,095	1,480
Employee stock purchase plan	198	148	104

	$9,501	$7,773	$5,421

Stock Options

The following table summarized stock option activity for the year ended March 31, 2013:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	4,268	$10.42	6.03
Granted	367	21.44
Exercised	(337)	8.68
Cancelled and expired	(70)	10.67

Outstanding at end of year	4,228	$11.49	5.37	$31,627

Exercisable at end of year	3,241	$10.80	4.62	$25,538

Options vested and expected to vest at end of year	4,002	$11.47	5.25	$29,914

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 9. Stock Award Plans and Stock-Based Compensation (Continued)

The remaining unrecognized stock-based compensation expense for unvested stock option awards at March 31, 2013 was approximately $3.6 million, net of forfeitures, and the weighted-average period over which this cost will be recognized is 2.7 years.

The aggregate intrinsic value of options exercised for fiscal years 2013, 2012 and 2011 was $4.6 million, $13.4 million and $0.4 million, respectively. The total cash received as a result of employee stock option exercises during the years ended March 31, 2013, 2012 and 2011 was approximately $2.9 million, $14.3 million and $1.0 million, respectively. The total fair value of options vested in fiscal years 2013, 2012 and 2011 was $2.6 million, $3.8 million and $4.5 million, respectively.

The weighted average grant-date fair value for options granted during the years ended March 31, 2013, 2012 and 2011 was $9.66, $8.35 and $4.72 per share, respectively.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The fair value of options granted during the years ended March 31, 2013, 2012 and 2011 were calculated using the following weighted average assumptions:

	2013	2012	2011
Risk-free interest rate	0.78%	1.47%	2.04%
Expected option life (years)	4.31	5.19	5.30
Expected volatility	56.2%	53.1%	50.9%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated based on the historical volatility of the Company’s stock and adjustments for factors not reflected in historical volatility that may be more indicative of future volatility. The Company estimates the expected term of options based on historical exercise experience and estimates of future exercises of unexercised options. An expected dividend yield of zero is used in the option valuation model because the Company does not pay cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company estimates forfeitures based on an analysis of actual historical forfeitures, adjusted to the extent historic forfeitures may not be indicative of forfeitures in the future.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity for the fiscal year ended March 31, 2013:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Restricted stock and restricted stock units at beginning of year	871	$15.76
Granted	400	21.82
Vested	(220)	13.73
Forfeited	(29)	20.32

Restricted stock and restricted stock units at end of year	1,022	$18.44

The remaining unrecognized compensation expense for outstanding restricted stock and restricted stock units, including performance-based awards, as of March 31, 2013 was $9.3 million and the weighted-average period over which this cost will be recognized is 1.7 years.

The weighted average grant-date fair value for restricted stock and restricted stock units granted during the years ended March 31, 2013, 2012 and 2011 was $21.82, $18.13 and $10.00 per share, respectively. The total fair value of restricted stock and restricted stock units vested in fiscal years 2013, 2012 and 2011 was $3.0 million, $1.5 million and $1.0 million, respectively.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 9. Stock Award Plans and Stock-Based Compensation (Continued)

Performance-Based Awards

Included in the restricted stock and restricted stock units activity discussed above are certain awards granted in fiscal years 2013, 2012 and 2011 that vest subject to certain performance-based criteria.

In May 2012, performance-based awards of restricted stock units for the potential issuance of 195,188 shares of common stock were issued to certain executive officers and employees of the Company, all of which will vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of March 31, 2013, the Company has met the prescribed performance milestones for these awards. These awards are still subject to service requirements for vesting for these employees.

In May 2011 and June 2011, performance-based awards of restricted stock units for the potential issuance of 284,000 shares of common stock were issued to certain executive officers and members of the senior management of the Company, all of which will vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of March 31, 2013, the Company has met the prescribed milestones for 184,000 shares underlying these awards and believes it is probable that the prescribed performance milestones will be met for the remaining 100,000 shares, and the compensation expense is being recognized accordingly.

During the year ended March 31, 2013, the Company has recorded $3.8 million in stock-based compensation expense for equity awards in which the prescribed performance milestones have been achieved or are probable of being achieved. The remaining unrecognized compensation expense related to these equity awards at March 31, 2013 is $3.9 million based on the Company’s current assessment of probability of achieving the performance milestones. The weighted-average period over which this cost will be recognized is 1.8 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan, or ESPP. Under the ESPP, eligible employees, including officers and directors, who have completed at least three months of employment with the Company or its subsidiaries who elect to participate in the purchase plan instruct the Company to withhold a specified amount of the employee’s income each payroll period during a six-month payment period (the periods April 1—September 30 and October 1—March 31). On the last business day of each six-month payment period, the amount withheld is used to purchase shares of the Company’s common stock at an exercise price equal to 85% of the lower of its market price on the first business day or the last business day of the payment period. The Company recognized compensation expense of $0.2 million, $0.1 million and $0.1 million for the fiscal years ended March 31, 2013, 2012 and 2011, respectively, related to the ESPP.

Note 10. Income Taxes

At March 31, 2013, the Company had federal and state net operating loss carryforwards, or NOLs, of approximately $188.9 million and $105.9 million, respectively, which expire in varying years from fiscal 2014 through fiscal 2033. During the year ended March 31, 2013, state NOLs of approximately $21.2 million expired. In addition, at March 31, 2013, the Company had federal and state research and development credit carryforwards of approximately $11.6 million and $5.5 million, respectively, which expire in varying years from fiscal 2014 through fiscal 2033.

The Company acquired Impella, a German company, in May 2005, as a result of which, Impella became the Company’s German subsidiary. Impella had pre-acquisition net operating losses of approximately $19.4 million at the time of acquisition (which are denominated in euros and are subject to foreign exchange remeasurement at each balance sheet date presented). The utilization of pre-acquisition net operating losses of Impella in future periods is subject to certain statutory approvals and business requirements. Prior to the last two fiscal years, the German subsidiary has historically incurred net operating losses. During fiscal 2008, the Company had determined that approximately $1.3 million of pre-acquisition operating losses could not be utilized. During fiscal 2013, the Company’s German subsidiary was audited by the local tax authorities for fiscal years 2009 through 2011. Although the tax audit in Germany has not been finalized, there were no adjustments made as a result of the audit to the German subsidiary’s NOLs to date. Based on this knowledge, the Company believes that all of its German NOL’s of $53.8 million should be available for utilization in the future prior to their expiration.

The future utilization of the Company’s NOLs and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership changes that have occurred previously or that could occur in the future. Ownership changes, as defined in Section 382 of the Internal Revenue Code, can limit the amount of NOL and research and development credit carryforwards that a company can use each year to offset future taxable income and taxes payable. The Company completed a Section 382 study and analysis in fiscal 2008 to determine whether changes in the composition of its stockholders, including the Company’s acquisition of Impella or the Company’s public offering in August 2008, resulted in an ownership

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 10. Income Taxes (Continued)

change for purposes of Section 382. The Company believes that all of its federal and state NOLs will be available for carryforward to future tax periods, subject to statutory maximum carryforward limitations. Any future potential limitation to all or a portion of the NOL or research and development credit carryforwards, before they can be utilized, would reduce the Company’s gross deferred tax assets. The Company will continue to monitor subsequent ownership changes, which could impose limitations in the future on the use of its NOLs or research and development credit carryforwards.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included, net operating losses incurred from the Company’s inception to March 31, 2011, expiration of various federal and state attributes, the uncertainty relative to the Department of Justice investigation and the Company’s planned PMA application for its Impella products, profits before tax for fiscal 2012 and 2013 and forecasted profit before tax for fiscal 2014. Based on the its review of all available evidence, the Company determined that the objectively verifiable negative evidence outweighed the positive evidence and it recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realizable as of March 31, 2013.

Income (loss) before provision for income taxes and the provision for income taxes is as follows for the years ended March 31:

	2013	2012	2011
	(in $000’s)
Income (loss) before provision for income taxes:
United States	$10,202	$236	$(6,522)
Foreign	6,660	2,307	(4,341)

Income (loss) before income taxes	$16,862	$2,543	$(10,863)

Provision for income taxes:
Current:
Federal	$97	$—	$(78)
State	—	—	81
Foreign	996	259	—

Total current	1,093	259	3

Deferred:
Federal	825	825	825
State	(70)	(36)	64
Foreign	—	—	—

Total deferred	755	789	889

Total income tax provision	$1,848	$1,048	$892

Differences between the federal statutory income tax rate and the effective tax rates are as follows for the years ended March 31:

	2013	2012	2011
Statutory income tax rate	34.0%	34.0%	34.0%
(Decrease) increase resulting from:
Credits	(15.3)	(54.0)	8.4
Rate differential on foreign operations	9.7	54.9	(0.1)
Permanent differences	(8.1)	(46.2)	0.3
State taxes, net	(7.7)	62.2	(14.1)
Change in valuation allowance	(2.0)	(96.0)	(33.8)
Stock based compensation	0.4	2.0	(0.3)
Expiry of state NOL carryforwards	—	78.9	(2.6)

Effective tax rate	11.0%	35.8%	(8.2)%

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 10. Income Taxes (Continued)

The components of the Company’s net deferred taxes were as follows:

	March 31,
	2013	2012
	(in $000’s)
Deferred tax assets
NOL carryforwards and tax credit carryforwards	$88,304	$84,831
Stock-based compensation	6,825	7,500
Capitalized research and development	5,366	8,040
Foreign NOL carryforwards	4,777	5,405
Nondeductible reserves and accruals	4,811	4,579
Amortizable intangibles other than goodwill	4,138	4,600
Deferred revenue	1,567	1,132
Depreciation	388	580
Change in unrealized losses on marketable securities	285	285
Other, net	1,488	1,327

	117,949	118,279

Deferred tax liabilities
Indefinite lived intangibles	(5,554)	(4,799)

	(5,554)	(4,799)

Net deferred tax asset	112,395	113,480
Valuation allowance	(117,949)	(118,279)

Net deferred tax liability	$(5,554)	$(4,799)

The change in the valuation allowance was a decrease of $0.4 million and $2.4 million for fiscal 2013 and 2012, respectively. The decrease in valuation allowance during fiscal 2013 is due primarily to a reduction in capitalized research and development.

As of March 31, 2013, the Company has accumulated a net deferred tax liability of $5.6 million which is the result of the difference in accounting for the Company’s goodwill, which is amortizable over 15 years for tax purposes but not amortized for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

The Company accrues for the effects of uncertain tax positions and the related potential penalties and interest. At March 31, 2013, the Company had no unrecognized tax benefits. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the unrecognized tax positions will increase or decrease during the next 12 months; however, it is not expected that the change will have a significant effect on the Company’s results of operations or financial position.

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

Note 11. Commitments and Contingencies

Commitments

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

The Company enters into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. Abiomed has never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is immaterial. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2013.

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

The Company rents its European headquarters in Aachen, Germany. The lease payments are approximately 36,000€ (euro) (approximately U.S. $50,000 at March 31, 2013 exchange rates) per month. The existing lease for this space expired on December 31, 2012. The Company entered into an arrangement with its landlord to continue renting its existing space in Aachen at the same monthly rental rate until June 30, 2013 while it negotiates a longer term lease agreement.

Total rent expense for the Company’s operating leases included in the accompanying consolidated statements of operations approximated $1.6 million, $1.6 million and $2.7 million for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2013 are approximately as follows:

Fiscal Year Ending March 31,
(in $000s)
2014	$1,157
2015	925
2016	760
2017	32
2018	32
Thereafter	96

Total future minimum lease payments	$3,002

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 11. Commitments and Contingencies (Continued)

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

On November 16 and 19, 2012, two purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of its common stock, on behalf of themselves and persons or entities that purchased or acquired our securities between August 5, 2011 and October 31, 2012. The complaints allege that the defendants violated the federal securities laws in connection with disclosures related to the FDA and the marketing and labeling of its Impella 2.5 product and seek damages in an unspecified amount. The Court has consolidated these complaints. A consolidated amended complaint was filed by the plaintiffs on May 20, 2013.

Additionally, on February 4, 2013, an alleged holder of the Company’s common stock filed a derivative action on its behalf against the Company and each of its directors in the U.S. District Court for the District of Massachusetts. The complaint alleges that the directors breached their fiduciary duties to the Company and its stockholders in connection with disclosures related to the FDA and the marketing and labeling of the Company’s Impella 2.5 product and seeks damages in an unspecified amount. The Company has moved to dismiss the complaint in its entirety, and that motion has been briefed, argued and is under advisement by the Court. Separately, on January 21, 2013 and February 5, 2013, the Company received demands from purported stockholders to inspect certain of our books and records related to these matters.

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

Note 12. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,
	2013	2012
	(in $000’s)
Employee compensation	$9,664	$9,272
Sales and income taxes	2,107	948
Research and development	1,025	519
Professional, legal and accounting fees	1,100	427
Warranty	708	726
Other	558	588

	$15,162	$12,480

Employee compensation consists primarily of accrued bonuses, accrued commissions and accrued employee benefits at March 31, 2013 and 2012.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 13. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 71% and 68% of the Company’s total consolidated assets are located within the U.S. as of March 31, 2013 and 2012, respectively. The remaining assets are located in Europe and are primarily related to the Company’s Impella production facility in Germany, and include goodwill and intangibles of $35.4 million and $37.0 million at March 31, 2013 and 2012, respectively, associated with the Impella acquisition in May 2005. Total assets in Europe excluding goodwill and intangibles amounted to 8% of total consolidated assets at each of March 31, 2013 and 2012. International sales (sales outside the U.S. and primarily in Europe) accounted for 7%, 8% and 8% of total product revenue during the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

Note 14. Quarterly Results of Operation (Unaudited)

The following is a summary of the Company’s unaudited quarterly results of operations for the fiscal years ending March 31, 2013 and 2012:

	Fiscal Year Ended March 31, 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
	(in $000’s)
Total revenues	$38,783	$37,417	$38,250	$43,674	$158,124
Cost of product revenue	7,446	7,194	8,130	8,826	31,596
Other operating expenses	27,776	24,291	27,202	30,716	109,985
Other income (expense), net	(6)	(8)	325	8	319

Income before income tax provision	3,555	5,924	3,243	4,140	16,862
Income tax provision	436	455	559	398	1,848

Net income	$3,119	$5,469	$2,684	$3,742	$15,014

Basic net income per share	$0.08	$0.14	$0.07	$0.10	$0.38
Diluted net income per share	$0.08	$0.13	$0.07	$0.09	$0.37

	Fiscal Year Ended March 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
	(in $000’s)
Total revenues	$27,355	$29,478	$32,198	$37,344	$126,375
Cost of product revenue	5,891	5,551	6,279	6,786	24,507
Other operating expenses	25,885	23,161	23,686	27,616	100,348
Other income (expense), net	(77)	60	1,054	(14)	1,023

Income (loss) before income tax provision	(4,498)	826	3,287	2,928	2,543
Income tax provision	96	225	366	361	1,048

Net income (loss)	$(4,594)	$601	$2,921	$2,567	$1,495

Basic net income (loss) per share	$(0.12)	$0.02	$0.08	$0.07	$0.04
Diluted net income (loss) per share	$(0.12)	$0.02	$0.07	$0.06	$0.04

ABIOMED, INC. AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Fiscal Year Ended March 31, 2011	$158	$262	$146	$274
Fiscal Year Ended March 31, 2012	$274	$181	$225	$230
Fiscal Year Ended March 31, 2013	$230	$200	$294	$136

Description	Balance at Beginning of Period	Net Change	Balance at End of Period
Deferred Tax Asset Valuation Allowance
Fiscal Year Ended March 31, 2011	$117,047	$3,674	$120,721
Fiscal Year Ended March 31, 2012	$120,721	$(2,442)	$118,279
Fiscal Year Ended March 31, 2013	$118,279	$(330)	$117,949