Form 10-Q
period 2013-09-30
ABIOMED INC
filed 2013-11-08
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, 39,453,797 shares of the registrant’s common stock, $.01 par value, were outstanding.

ABIOMED, INC. AND SUBSIDIARIES

ABIOMED, ABIOCOR, IMPELLA, and Symphony are trademarks of ABIOMED, Inc., and are registered in the U.S. and certain foreign countries. The U.S. Trademark Application for IMPELLA CP is pending and additional foreign applications will be filed taking advantage of the U.S. filing date. BVS is a trademark of ABIOMED, Inc. and is registered in the U.S. AB5000 is a trademark of ABIOMED, Inc. IMPELLA and RECOVER are trademarks of Abiomed Europe GmbH, a subsidiary of ABIOMED, Inc., and are registered in the U.S. and certain foreign countries.

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2013	March 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,120	$9,451
Short-term marketable securities	60,950	67,256
Accounts receivable, net	21,119	22,946
Inventories	15,636	14,930
Prepaid expenses and other current assets	2,789	2,022

Total current assets	110,614	116,605
Long-term marketable securities	25,811	11,406
Property and equipment, net	6,444	6,549
Goodwill	37,349	35,410
Other assets	801	29

Total assets	$181,019	$169,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,182	$7,696
Accrued expenses	13,722	15,162
Deferred revenue	4,142	4,198

Total current liabilities	24,046	27,056
Long-term deferred tax liability	6,007	5,554
Other long-term liabilities	262	309

Total liabilities	30,315	32,919

Commitments and contingencies (Note 9)
Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	406	397
Authorized - 100,000,000 shares; Issued - 40,659,164 shares at September 30, 2013 and 39,788,383 shares at March 31, 2013;
Outstanding - 39,452,797 shares at September 30, 2013 and 38,601,384 shares at March 31, 2013
Additional paid in capital	427,183	414,810
Accumulated deficit	(258,925)	(258,261)
Treasury stock at cost - 1,206,367 shares at September 30, 2013 and 1,186,999 shares at March 31, 2013	(16,554)	(16,129)
Accumulated other comprehensive loss	(1,406)	(3,737)

Total stockholders’ equity	150,704	137,080

Total liabilities and stockholders’ equity	$181,019	$169,999

The accompanying notes are an integral part of the consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Product revenue	$44,288	$37,319	$86,897	$75,966
Funded research and development	57	98	118	234

	44,345	37,417	87,015	76,200

Costs and expenses:
Cost of product revenue	9,027	7,194	17,750	14,640
Research and development	7,721	5,854	15,008	12,566
Selling, general and administrative	26,199	18,437	54,166	39,390
Amortization of intangible assets	—	—	—	111

	42,947	31,485	86,924	66,707

Income from operations	1,398	5,932	91	9,493

Other income (expense):
Investment income (expense), net	25	1	41	(1)
Other income (expense), net	6	(9)	(15)	(13)

	31	(8)	26	(14)

Income before income tax provision	1,429	5,924	117	9,479
Income tax provision	370	455	781	891

Net income (loss)	$1,059	$5,469	$(664)	$8,588

Basic net income (loss) per share	$0.03	$0.14	$(0.02)	$0.22
Basic weighted average shares outstanding	39,260	39,431	38,971	39,288

Diluted net income (loss) per share	$0.03	$0.13	$(0.02)	$0.21
Diluted weighted average shares outstanding	41,337	41,722	38,971	41,645

The accompanying notes are an integral part of the consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$1,059	$5,469	$(664)	$8,588

Other comprehensive income (loss):
Foreign currency translation gains (losses)	1,795	850	2,321	(1,727)
Net unrealized gains on marketable securities	31	—	10	—

Other comprehensive income (loss)	1,826	850	2,331	(1,727)

Comprehensive income	$2,885	$6,319	$1,667	$6,861

The accompanying notes are an integral part of the consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended September 30,
	2013	2012
Operating activities:
Net (loss) income	$(664)	$8,588
Adjustments required to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,322	1,449
Bad debt expense	15	6
Stock-based compensation	6,719	4,963
Write-down of inventory	537	598
Deferred tax provision	453	317
Changes in assets and liabilities:
Accounts receivable	1,912	1,606
Inventories	(876)	(4,208)
Prepaid expenses and other assets	(762)	(93)
Accounts payable	(1,494)	(1,155)
Accrued expenses and other long-term liabilities	(1,978)	(813)
Deferred revenue	(62)	(126)

Net cash provided by operating activities	5,122	11,132
Investing activities:
Purchases of marketable securities	(33,849)	(18,750)
Proceeds from the sale and maturity of marketable securities	25,750	5,500
Purchase of other investment	(750)	—
Purchases of property and equipment	(1,236)	(1,623)

Net cash used for investing activities	(10,085)	(14,873)
Financing activities:
Proceeds from the exercise of stock options	5,318	2,493
Payments in lieu of issuance of common stock for minimum payroll taxes	(426)	(238)
Proceeds from the issuance of stock under employee stock purchase plan	312	270

Net cash provided by financing activities	5,204	2,525
Effect of exchange rate changes on cash	428	(277)

Net increase (decrease) in cash and cash equivalents	669	(1,493)
Cash and cash equivalents at beginning of period	9,451	5,990

Cash and cash equivalents at end of period	$10,120	$4,497

Supplemental disclosures:
Fixed asset expenditures incurred, not yet paid	$92	$93

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

There have been no changes in the Company’s significant accounting policies for the three and six months ended September 30, 2013 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 that has been filed with the SEC.

Note 2. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities include stock options, restricted stock awards, restricted stock units, performance-based stock awards and shares to be purchased under the Company’s employee stock purchase plan. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same. The Company’s basic and diluted net income (loss) per share for the three and six months ended September 30, 2013 and 2012 were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Basic Net Income (Loss) Per Share
Net income (loss)	$1,059	$5,469	$(664)	$8,588

Weighted average shares used in computing basic net income (loss) per share	39,260	39,431	38,971	39,288

Net income (loss) per share - basic	$0.03	$0.14	$(0.02)	$0.22

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Diluted Net Income (Loss) Per Share
Net income (loss)	$1,059	$5,469	$(664)	$8,588

Weighted average shares used in computing basic net income (loss) per share	39,260	39,431	38,971	39,288
Effect of dilutive securities	2,077	2,291	—	2,357

Weighted average shares used in computing diluted net income (loss) per share	41,337	41,722	38,971	41,645

Net income (loss) per share - diluted	$0.03	$0.13	$(0.02)	$0.21

For the three months ended September 30, 2013, approximately 297,000 shares underlying stock options and approximately 85,000 restricted shares primarily related to out-of-the-money stock options and performance-based awards where milestones were not met, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

For the six months ended September 30, 2013, approximately 3,923,000 shares underlying stock options and approximately 1,198,000 restricted shares were excluded from the calculation of diluted weighted average shares outstanding because the Company incurred a loss in the period and to include them would have been anti-dilutive.

Approximately 647,000 and 505,000 shares underlying outstanding securities were not included in the computation of diluted earnings per share for the three and six months ended September 30, 2012, respectively. The excluded shares primarily related to out-of-the-money stock options and performance-based awards where milestones were not met.

Note 3. Marketable Securities and Fair Value Measurements

Marketable Securities

The Company’s marketable securities are classified as available-for-sale securities and, accordingly, are recorded at fair value. The difference between amortized cost and fair value is included in stockholders’ equity.

The Company’s marketable securities at September 30, 2013 and March 31, 2013 are invested in the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in $000’s)
At September 30, 2013:
US Treasury securities	$36,986	$—	$—	$36,986
Short-term government-backed securities	23,957	7	—	23,964
Long-term government-backed securities	25,806	7	(2)	25,811

	$86,749	$14	$(2)	$86,761

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in $000’s)
At March 31, 2013:
US Treasury securities	$59,020	$—	$—	$59,020
Short-term government-backed securities	8,235	1	—	8,236
Long-term government-backed securities	11,405	3	(2)	11,406

	$78,660	$4	$(2)	$78,662

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

The following table presents the Company’s financial instruments recorded at fair value in the consolidated balance sheet, classified according to the three categories described above:

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At September 30, 2013:
U.S. Treasury securities	$—	$36,986	$—	$36,986
Short-term government-backed securities	—	23,964	—	23,964
Long-term government-backed securities	—	25,811	—	25,811

	$—	$86,761	$—	$86,761

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At March 31, 2013:
U.S. Treasury securities	$—	$59,020	$—	$59,020
Short-term government-backed securities	—	8,236	—	8,236
Long-term government-backed securities	—	11,406	—	11,406

	$—	$78,662	$—	$78,662

In May 2013, the Company invested $0.8 million in preferred stock of a private technology company. In addition, the Company committed to invest an additional $0.7 million if the private technology company achieves certain milestones or otherwise at the Company’s option. This other investment is accounted for using the cost method and is measured at fair value on a nonrecurring basis only if there are identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. The aggregate carrying amount of this other investment was $0.8 million as of September 30, 2013 and is classified within other assets in the unaudited condensed consolidated balance sheets.

Note 4. Inventories

The components of inventories are as follows:

	September 30, 2013	March 31, 2013
	(in $000’s)
Raw materials and supplies	$6,707	$6,267
Work-in-progress	6,672	5,296
Finished goods	2,257	3,367

	$15,636	$14,930

The Company’s inventories relate to its circulatory care product lines, primarily the Impella and AB5000 product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead. During the six months ended September 30, 2013 and 2012, the Company recorded $0.5 million and $0.6 million, respectively, in write-downs of inventory.

Note 5. Goodwill

The carrying amount of goodwill at September 30, 2013 and March 31, 2013 was $37.3 million and $35.4 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, or Impella, in 2005. The goodwill activity for the six months ended September 30, 2013 is as follows:

(in $000’s)
Balance at March 31, 2013	$35,410
Exchange rate impact	1,939

Balance at September 30, 2013	$37,349

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2013	March 31, 2013
	(in $000’s)
Employee compensation	$8,273	$9,664
Sales and income taxes	1,746	2,107
Research and development	1,259	1,025
Professional, legal and accounting fees	1,079	1,100
Warranty	682	708
Other	683	558

	$13,722	$15,162

Employee compensation consists primarily of accrued bonuses, accrued commissions and accrued employee benefits at September 30, 2013 and March 31, 2013.

Note 7. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s consolidated statements of operations for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(in $000’s)		(in $000’s)
Cost of product revenue	$139	$101	$347	$247
Research and development	540	435	1,285	998
Selling, general and administrative	2,119	1,748	5,087	3,718

	$2,798	$2,284	$6,719	$4,963

The components of stock-based compensation for the three and six months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(in $000’s)		(in $000’s)
Restricted stock units	$2,151	$1,542	$4,795	$2,865
Stock options	598	582	1,523	1,552
Restricted stock	11	122	303	460
Employee stock purchase plan	38	38	98	86

	$2,798	$2,284	$6,719	$4,963

Stock Options

The following table summarizes the stock option activity for the six months ended September 30, 2013:

	Shares Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2013	4,228	$11.49	5.37
Granted	299	23.10
Exercised	(596)	8.81
Cancelled and expired	(8)	10.24

Outstanding at September 30, 2013	3,923	$12.78	5.31	$26,958

Exercisable at September 30, 2013	3,094	$11.12	4.44	$24,856

Options vested and expected to vest at September 30, 2013	3,825	$12.71	5.24	$26,500

The aggregate intrinsic value of options exercised was $8.6 million for the six months ended September 30, 2013. The total fair value of options vested during the six months ended September 30, 2013 was $2.2 million.

The remaining unrecognized stock-based compensation expense for unvested stock option awards at September 30, 2013 was approximately $5.4 million, net of forfeitures, and the weighted-average period over which this cost will be recognized is 2.9 years.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair value for options granted during the six months ended September 30, 2013 and 2012 was $9.67 and $10.12 per share, respectively.

The fair value of options granted during the three months ended September 30, 2013 and 2012 were calculated using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Risk-free interest rate	1.39%	0.68%	0.85%	1.72%
Expected option life (years)	4.23	4.20	4.26	5.29
Expected volatility	50.6%	56.2%	51.9%	51.8%

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

Restricted Stock and Restricted Stock Units

In addition to stock option grants, the Company also has the ability to grant restricted stock and restricted stock units. Similar to stock options, these restricted stock and restricted stock unit grants are subject to certain vesting criteria. The following table summarizes the activity for the six months ended September 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at April 1, 2013	1,022	$18.44
Granted	553	23.18
Vested	(364)	16.58
Forfeited	(13)	21.01

Outstanding at September 30, 2013	1,198	$21.16

The remaining unrecognized compensation expense for outstanding restricted stock awards and restricted stock units, including performance-based awards, as of September 30, 2013 was $13.8 million and the weighted-average period over which this cost will be recognized is 2.1 years.

The weighted average grant-date fair value for restricted stock and restricted stock units granted during the six months ended September 30, 2013 and 2012 was $23.18 and $22.32 per share, respectively. The total fair value of restricted stock and restricted stock units vested during the six months ended September 30, 2013 and 2012 was $6.0 million and $3.0 million, respectively.

Performance Based Awards

Included in the restricted stock and restricted stock units activity discussed above are certain awards that vest subject to certain performance-based criteria.

In May 2013, performance-based awards of restricted stock units for the potential issuance of 268,988 shares of common stock were issued to certain executive officers and employees, all of which vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of September 30, 2013, the Company is recognizing compensation expense based on the probable outcome related to the prescribed performance targets on these awards.

In May 2012, performance-based awards of restricted stock units for the potential issuance of 195,188 shares of common stock were issued to certain executive officers and employees of the Company, all of which will vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of September 30, 2013, the Company has met the prescribed performance milestones for these awards. These awards are still subject to service requirements for vesting for these employees and the compensation expense is being recognized accordingly.

In May 2011 and June 2011, performance-based awards of restricted stock units for the potential issuance of 284,000 shares of common stock were issued to certain executive officers and members of the senior management of the Company, all of which will vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of September 30, 2013, the Company has met the prescribed milestones for 234,000 shares underlying these awards and believes it is probable that the prescribed performance milestones will be met for the remaining 50,000 shares, and the compensation expense is being recognized accordingly.

During the three and six months ended September 30, 2013, the Company recorded $1.1 million and $2.8 million in stock-based compensation expense for equity awards in which the prescribed performance milestones have been achieved or are probable of being achieved. The remaining unrecognized compensation expense related to these equity awards at September 30, 2013 is $5.8 million based on the Company’s current assessment of probability of achieving the performance milestones. The weighted-average period over which this cost will be recognized is 2.1 years.

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

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included net operating losses incurred from the Company’s inception to March 31, 2011, expiration of various federal and state tax attributes, the uncertainty relative to the Department of Justice investigation of the Company and the Company’s planned PMA application for its Impella products, profits before tax for fiscal 2012 and 2013, year to date net loss and forecasted results for fiscal 2014. Based on its review of all available evidence, the Company determined that the objectively verifiable negative evidence outweighed the positive evidence and continues to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realizable as of September 30, 2013 and March 31, 2013.

As of September 30, 2013, the Company has accumulated a net deferred tax liability of $6.0 million which is the result of the difference in accounting for the Company’s goodwill, which is amortizable over 15 years for tax purposes but not amortizable for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

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

Note 9. Commitments and Contingencies

Commitments

In July 2013, the Company entered into a lease agreement to continue renting its existing space in Aachen, Germany through July 31, 2023. The building serves as the Company’s European headquarters and houses most of the manufacturing operations for its Impella product line. The lease payments are approximately 34,500€ (euro) (approximately U.S. $45,000 at September 30, 2013 exchange rates) per month.

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

On October 26, 2012, the Company was informed that the United States Attorney’s Office for the District of Columbia is conducting an investigation that is focused on the Company’s marketing and labeling of the Impella 2.5. On October 31, 2012, the Company accepted service of a subpoena related to this investigation. The subpoena seeks documents related to the Impella 2.5. The Company is in the process of responding and intends to cooperate fully with the subpoena. We expect to complete the requested document production by the end of fiscal 2014. On September 13, 2013, the Company entered into a tolling agreement with the United States Attorney’s Office, pursuant to which the Company and the United States

Attorney’s Office mutually agreed to toll the applicable statutes of limitations for all criminal, civil and administrative offenses and violations that could be charged or claimed against the Company as of that date until June 2, 2014. Because the investigation is in the early stages, management is unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability, if any, that could result from any unfavorable outcome associated with this inquiry. The Company can anticipate, however, that it will incur significant expenses related to this investigation.

On November 16 and 19, 2012, two purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of its common stock, on behalf of themselves and persons or entities that purchased or acquired securities of the Company between August 5, 2011 and October 31, 2012. The complaints alleged that the defendants violated the federal securities laws in connection with disclosures related to the U.S. Food and Drug Administration and the marketing and labeling of the Company’s Impella 2.5 product and seek damages in an unspecified amount. The Court has consolidated these complaints and a consolidated amended complaint was filed by the plaintiffs on May 20, 2013. On July 8, 2013, the Company filed a motion to dismiss the consolidated complaint.

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

The Company is unable to estimate its potential liability with respect to the Department of Justice investigation, the purported class action claim and the appeal of the dismissal of the derivative claims. There are numerous factors that make it difficult to meaningfully estimate possible loss or range of loss at this stage of the investigation and lawsuits, including that: the proceedings are in relatively early stages, there are significant factual and legal issues to be resolved, information obtained or rulings made during any lawsuits or investigations could affect the methodology for calculation. In addition, with respect to claims where damages are the requested relief, no amount of loss or damages has been specified. Therefore, the Company is unable at this time to estimate its possible losses and accordingly, no adjustment has been made to the financial statements to reflect the outcome of these uncertainties.

Note 10. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 71% of the Company’s total consolidated assets are located within the U.S. as of September 30, 2013 and March 31, 2013. The remaining assets are located primarily in Germany and include goodwill of $37.3 million and $35.4 million at September 30, 2013 and March 31, 2013, respectively, associated with the Impella acquisition in May 2005. Total assets outside of the U.S. excluding goodwill amounted to 9% and 8% of total consolidated assets as of September 30, 2013 and March 31, 2013, respectively. International sales (sales outside the U.S. and primarily in Europe) accounted for 7% and 8% of total revenue for the three and six months ended September 30, 2013, respectively, and 6% of total revenue for each of the three and six months ended September 30, 2012.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Abiomed’s discussion of financial condition and results of operations may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from those anticipated in these forward-looking statements based upon a number of factors, including uncertainties associated with development, testing and related regulatory approvals, including the potential for future losses, complex manufacturing, high quality requirements, dependence on limited sources of supply, competition, technological change, government regulation, litigation matters, future capital needs and uncertainty of additional financing and other risks and challenges detailed in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. In particular, we encourage you to review the risks and uncertainties discussed under Item 1A of Part I of our Annual Report on Form 10-K, for the year ended March 31, 2013. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of unanticipated events.

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

Our strategic focus and the driver of the majority of our revenue growth is the market penetration of our Impella family of products. Our Impella 2.5 product received 510(k) clearance in June 2008 from the U.S. Food and Drug Administration, or FDA, for partial circulatory support for up to six hours and has been placed at 805 sites since initial launch.

We received 510(k) clearance in April 2009 for our Impella 5.0 and Impella LD devices for circulatory support for up to six hours. These devices are larger and provide more blood flow to patients than the Impella 2.5.

In September 2012, our Impella CP product received 510(k) clearance from the FDA for partial circulatory support for up to six hours. The Impella CP received CE Mark approval to market the device in the European Union and Health Canada approval to market the device in Canada. As of September 30, 2013 we have placed Impella CP at approximately 237 U.S. hospitals.

In November 2012, we announced that the Impella RP received Investigational Device Exemption, or IDE, approval from the FDA for use in RECOVER RIGHT, a pivotal clinical study in the U.S. The Impella RP is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of flow per minute and is intended to provide the flow and pressure needed to compensate for right side heart failure. In April 2013, we announced the enrollment of the first patient in RECOVER RIGHT and we expect to enroll up to 30 patients with signs of right side heart failure who require hemodynamic support and are being treated in the cath lab or surgery suite. In November 2013, we announced that the Impella RP RECOVER RIGHT study has enrolled more than 50% of the required patients in this clinical study. We are also conducting initial patient use trials of the Impella RP outside of the U.S. This product is not currently available for commercial use.

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

We intend to submit a modular PMA submission for Impella 2.5 by the end of fiscal 2014. A modular PMA allows for a parallel submission of preclinical and manufacturing data for review while still preparing the clinical module. We are working with the FDA to prepare this modular PMA application for our Impella products. In July 2013, we received written notification that the FDA has reviewed our proposed PMA shell for modular review of the Impella 2.5 System. The FDA has confirmed that it agrees with our proposed shell and we have submitted 4 of the 5 modules required by the FDA as part of the planned modular PMA submission.

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

On October 26, 2012, we were informed that the United States Attorney’s Office for the District of Columbia is conducting an investigation that is focused on the Company’s marketing and labeling of the Impella 2.5. On October 31, 2012, we accepted service of a subpoena related to this investigation. The subpoena seeks documents related to the Impella 2.5. We are in the process of responding and we intend to cooperate fully with the subpoena. We expect to complete the requested document production by the end of fiscal 2014. On September 13, 2013, we entered into a tolling agreement with the United States Attorney’s Office, pursuant to which we and the United States Attorney’s Office mutually agreed to toll the applicable statutes of limitations for all criminal, civil and administrative offenses and violations that could be charged or claimed against us as of that date until June 2, 2014. Because the investigation is in the early stages, management is unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability, if any, that could result from any unfavorable outcome associated with this inquiry. We can anticipate, however, that we will incur significant expenses related to this investigation.

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

Our revenues are primarily generated from our Impella line of products. Revenues from our non-Impella products, largely focused on the heart surgery suite, have been lower over the past several years as we have strategically shifted our sales and marketing efforts towards our Impella products and the cath lab. We expect revenues from our non-Impella products, including BVS and AB5000, will continue to decrease as we continue to focus on our Impella products.

For the three and six months ended September 30, 2013, we recognized a net income of $1.1 million and a net loss of $0.7 million, respectively. We may incur additional losses in the future as we continue to invest in research and development related to our products, conduct clinical studies and registries on our products, expand our commercial infrastructure, pay additional excise taxes as a result of the implementation of the medical device tax in the U.S. in January 2013, incur additional legal fees to comply with the subpoena received from the Department of Justice in October 2012, defend ourselves from other legal claims, incur additional costs in preparing our PMA application and invest in new markets such as Japan.

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

We intend to submit a modular PMA submission for Impella 2.5 by the end of fiscal 2014. A modular PMA allows for a parallel submission of preclinical and manufacturing data for review while still preparing the clinical module. We are working with the FDA to prepare this modular PMA application for our Impella products. In July 2013, we received written notification that the FDA has reviewed our proposed PMA shell for modular review of the Impella 2.5 System. The FDA has confirmed that it agrees with our proposed shell and we have submitted 4 of the 5 modules required by the FDA as part of the planned modular PMA submission.

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

Impella RP

In November 2012, we announced that the Impella RP received IDE approval from the FDA for use in RECOVER RIGHT, a pivotal clinical study in the U.S. The Impella RP is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of flow per minute and is intended to provide the flow and pressure needed to compensate for right heart failure. The study will enroll up to 30 patients at 15 sites that present with signs of right side heart failure, require hemodynamic support, and are being treated in the catheterization lab or cardiac surgery suite. We announced the first enrollment of a patient in RECOVER RIGHT in April 2013. The study will collect safety and effectiveness data on the percutaneous use of the Impella RP and will be applied towards the submission of a Humanitarian Device Exemption, or HDE. In November 2013, we announced that the Impella RP RECOVER RIGHT study has enrolled more than 50% of the required patients and as a result, HDE approval is forecasted in late fiscal 2015. An HDE is similar to a PMA application but is intended for patient populations of 4,000 or less per year in the U.S and the approval relies on the demonstration of safety and probable benefit, which is a lower success criteria than the safety and effectiveness requirement of a PMA. In order to receive an HDE, there must be no comparable devices approved under PMA that are available to treat the targeted population. An approved HDE authorizes sales of the device to any hospital after Institutional Review Board review. We are currently conducting initial patient use trials aimed at CE Mark approval outside of the U.S. of the Impella RP. This product is not currently available for commercial use.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the six months ended September 30, 2013, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues for the three and six months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product	99.9%	99.7%	99.9%	99.7%
Funded research and development	0.1	0.3	0.1	0.3

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of product revenue	20.3	19.2	20.4	19.2
Research and development	17.4	15.6	17.2	16.5
Selling, general and administrative	59.1	49.3	62.3	51.7
Amortization of intangible assets	—	—	—	0.1

Total costs and expenses	96.8	84.1	99.9	87.5

Income from operations	3.2	15.9	0.1	12.5

Income tax provision	0.8	1.3	0.9	1.2

Net income (loss)	2.4%	14.6%	(0.8)%	11.3%

Three and six months ended September 30, 2013 compared with the three and six months ended September 30, 2012

Revenues

Our revenues are comprised of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(in $000’s)		(in $000’s)
Impella product revenue	$40,167	$32,843	$78,821	$67,519
Service and other revenue	2,574	2,312	5,190	4,165
Other products	1,547	2,164	2,886	4,282

Total product revenues	44,288	37,319	86,897	75,966
Funded research and development	57	98	118	234

Total revenues	$44,345	$37,417	$87,015	$76,200

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, and Impella LD product sales. Other product revenue includes AB5000, BVS5000 and cannulae product sales. Service and other revenue represents revenue earned on preventative maintenance service contracts and maintenance calls.

Total revenues for the three months ended September 30, 2013 increased by $6.9 million, or 18%, to $44.3 million from $37.4 million for the three months ended September 30, 2012. Total revenues for the six months ended September 30, 2013 increased by $10.8 million, or 14%, to $87.0 million from $76.2 million for the six months ended September 30, 2012. The increase in total revenue was primarily due to higher Impella revenue due to greater utilization in the U.S., which was attributable in part to the introduction of Impella CP in the second half of fiscal 2013.

Impella product revenues for the three months ended September 30, 2013 increased by $7.4 million, or 23% to $40.2 million from $32.8 million for the three months ended September 30, 2012. Impella revenues for the six months ended September 30, 2013 increased by $11.3 million, or 17% to $78.8 million from $67.5 million for the six months ended September 30, 2012. Most of our increase in Impella revenue was from disposable catheter sales in the U.S., as we focus on increasing utilization of our disposable catheter products through continued investment in our field organization and physician training programs. In the second half of fiscal 2013, we began our launch of Impella CP in the U.S. We will continue our controlled commercial launch of Impella CP during the remainder of fiscal 2014 and we expect Impella revenues to increase as we add new customer sites and increase utilization at existing customer sites.

Service and other revenue for the three months ended September 30, 2013 increased by $0.3 million, or 13%, to $2.6 million from $2.3 million for the three months ended September 30, 2012. Service revenue for the six months ended September 30, 2013 increased by $1.0 million, or 24%, to $5.2 million from $4.2 million for the six months ended September 30, 2012. The increase in service revenue was primarily due to an increase in service contracts, primarily for Impella consoles.

Other product revenues for the three months ended September 30, 2013 decreased by $0.7 million, or 32%, to $1.5 million from $2.2 million for the three months ended September 30, 2012. Other product revenues for the six months ended September 30, 2013 decreased by $1.4 million, or 33%, to $2.9 million from $4.3 million for the six months ended September 30, 2012. The decrease in other product revenue was due to a decline in BVS 5000 and AB5000 disposable sales. We are currently only actively selling the BVS 5000 upon request. We also expect that AB5000 revenue will continue to decline during the remainder of fiscal 2014 as we focus our sales efforts in the surgical suite on Impella 5.0 and LD.

Cost of Product Revenues

Cost of product revenues for the three months ended September 30, 2013 and 2012, respectively, was $9.0 million and $7.2 million. Gross margin was 80% for the three months ended September 30, 2013 compared to 81% for the three months ended September 30, 2012. Cost of product revenues for the six months ended September 30, 2013 and 2012, respectively, was $17.8 million and $14.6 million. Gross margin was 80% for the six months ended September 30, 2013 compared to 81% for the six months ended September 30, 2012. The increase in cost of product revenues was related to increased Impella demand and costs to support the higher demand for Impella products. The decrease in gross margin was related primarily to increased investment in expanding manufacturing capacity to support future demand for Impella products and increased shipments of AIC consoles.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2013 increased by $1.8 million, or 31%, to $7.7 million from $5.9 million for the three months ended September 30, 2012. Research and development expenses for the six months ended September 30, 2013 increased by $2.4 million, or 19%, to $15.0 million from $12.6 million for the six months ended September 30, 2012.

The increase in research and development expenses was due primarily to an increase in spending associated with our PMA application for our existing Impella products and product development initiatives associated with Impella RP, CP and Symphony. We expect research and development expenses to increase in the remainder of fiscal 2014 as we continue to pursue our PMA application for our existing Impella products available for sale in the U.S. and as we apply for regulatory approval for our Impella products in Japan. In addition, we expect to incur additional research and development costs as we continue to focus on new product development initiatives associated with Impella RP, Impella CP and Symphony.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 increased by $7.8 million, or 42%, to $26.2 million from $18.4 million for the three months ended September 30, 2012. Selling, general and administrative expenses for the six months ended September 30, 2013 increased by $14.8 million, or 38%, to $54.2 million from $39.4 million for the six months ended September 30, 2012.

The increase in selling, general and administrative expenses was primarily due to increased personnel expenses related to increased U.S. field sales and clinical headcount, increased spending on marketing initiatives as we continue to educate physicians on the benefits of hemodynamic support, higher stock-based compensation expense, implementation of the medical device tax and increases in legal expenses. During the three and six months ended September 30, 2013, we incurred legal expenses of approximately $1.7 million and $4.2 million, respectively, in connection with complying with the subpoena received from the Department of Justice in October 2012 and defense of other legal claims. We also incurred $0.7 million and $1.3 million of expenses in the three and six months ended September 30, 2013, respectively, as a result of the medical device tax, which was implemented in the U.S. in January 2013.

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

Provision for Income Taxes

During the three months ended September 30, 2013 and 2012, we recorded a provision for income taxes of $0.4 million and $0.5 million, respectively. During the six months ended September 30, 2013 and 2012, we recorded an income tax provision of $0.8 million and $0.9 million, respectively. The income tax provision for the three and six months ended September 30, 2013 is primarily due to income taxes related to our deferred tax liability associated with goodwill, income taxes in Germany that we do not expect will be offset by our net operating loss carryforwards in Germany, that we will pay in cash and certain state income taxes that we do not expect to be offset by state net operating loss carryforwards.

Net Income (Loss)

During the three months ended September 30, 2013, we recorded net income of $1.1 million, or $0.03 per basic and diluted share, compared to net income of $5.5 million, or $0.14 per basic share and $0.13 per diluted share, for the three months ended September 30, 2012. During the six months ended September 30, 2013, we incurred net loss of $0.7 million, or $0.02 per basic and diluted share, compared to a net income of $8.6 million, or $0.22 per basic share and $0.21 per diluted share, for the six months ended September 30, 2012. The decrease in net income in for the three and six months ended September 30, 2013 was due to higher operating expenses from expanding our commercial infrastructure, additional research and development costs, the implementation of the medical device tax in the U.S. in January 2013, and additional legal fees to comply with the subpoena received from the Department of Justice in October 2012 and defend ourselves from other legal claims. We may incur additional losses in the future as we continue to invest in research and development related to our products, conduct clinical studies and registries on our products, prepare our PMA application, expand our commercial infrastructure, pay additional excise taxes, incur additional legal fees and invest in new markets such as Japan.

Liquidity and Capital Resources

At September 30, 2013, our cash, cash equivalents and short and long-term marketable securities totaled $96.9 million, compared to $88.1 million in cash, cash equivalents and short and long-term marketable securities at March 31, 2013. We believe that our revenues from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months, exclusive of activities involving any future acquisitions of products or companies that complement or augment our existing line of products.

Our primary liquidity requirements are to fund the expansion of our commercial infrastructure in the U.S., increase our Impella manufacturing capacity, increase our inventory levels in order to meet increasing customer demand for Impella in the U.S., fund new product development, pay for legal fees related to the Department of Justice investigation and our defense of legal actions brought against us, and provide for general working capital needs. Through September 30, 2013, we have funded our operations principally from product sales and through the sale of equity securities.

Marketable securities at September 30, 2013 consisted of $86.8 million held in funds that invest in U.S. Treasury and government-backed securities. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets.

During the six months ended September 30, 2013, net cash provided by operating activities was $5.1 million, compared to $11.1 million during the same period in the prior year. The decrease in cash provided by operations was primarily attributable to our net loss of $0.7 million for the six months ended September 30, 2013 compared to net income of $8.6 million for the six months ended September 30, 2012 a $1.5 million increase in accounts payable and accrued expenses primarily due to higher legal expenses. This was partially offset by a $3.3 million decrease in cash used for inventories, a $0.3 million increase in cash provided by accounts receivable due to increases in revenue and timing of receivable collections, $1.8 million increase in stock-based compensation and a $0.7 million increase in prepaid expenses and other assets.

During the six months ended September 30, 2013, net cash used for investing activities was $10.1 million, compared to $14.9 million during the same period in the prior year. The decrease in cash used for investing activities was primarily attributable to a $20.3 million increase in proceeds from the sale and maturity of marketable securities, offset by a $15.1 million increase in purchases of marketable securities. We also paid $0.8 million for an investment in a private medical technology company and had a $0.4 million decrease in cash used for capital expenditures due to a decrease in amounts spent in leasehold improvements in fiscal 2014.

During the six months ended September 30, 2013, net cash provided by financing activities was $5.2 million, compared to $2.5 million during the same period in the prior year. The increase in net cash provided by financing activities was primarily attributable to a $2.8 million increase in proceeds from the exercise of stock options offset by a $0.2 million increase in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards.

Capital expenditures for fiscal 2014 are estimated to range from $3.0 to $5.0 million, and are expected to relate primarily to capital expenditures for manufacturing capacity increases for Impella, leasehold improvements and software development projects.

Cash and cash equivalents held by our foreign subsidiaries totaled $2.9 million and $2.8 million at September 30, 2013 and March 31, 2013, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Our liquidity is influenced by our ability to sell our products in a competitive industry and our customers’ ability to pay for our products. Factors that may affect liquidity include our ability to penetrate existing and new markets for our products, maintain or reduce the length of the selling cycle, and collect cash from clients after our products are sold. We also expect to continue to incur additional legal expenses related to the Department of Justice investigation, and to defend ourselves from other legal claims. We continue to review our cash needs on a regular basis. At September 30, 2013, we had no long-term debt outstanding.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Primary Market Risk Exposures

Our cash, cash equivalents and marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Marketable securities at September 30, 2013 consist of $86.8 million held in funds that invest in U.S. Treasury and government-backed securities. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2013, we believe the decline in fair market value of our investment portfolio would be immaterial.

Currency Exchange Rates

We have foreign currency exposure to exchange rate fluctuations and particularly with respect to the euro, British pound sterling and Japanese yen. Therefore, our investment in our subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive (loss) income component of stockholders’ equity. If rates of exchange for the euro, British pound and Japanese yen were to have depreciated immediately and uniformly by 10% relative to the U.S. dollar from levels at September 30, 2013, the result would have been a reduction of stockholders’ equity of approximately $4.1 million.

Fair Value of Financial Instruments

At September 30, 2013, our financial instruments consist primarily of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, and accounts payable. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2013, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the second quarter of our fiscal year ending March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 26, 2012, we were informed that the United States Attorney’s Office for the District of Columbia is conducting an investigation that is focused on the Company’s marketing and labeling of the Impella 2.5. On October 31, 2012, we accepted service of a subpoena related to this investigation. The subpoena seeks documents related to the Impella 2.5. We are in the process of responding and we intend to cooperate fully with the subpoena. We expect to complete the requested document production by the end of fiscal 2014. On September 13, 2013, we entered into a tolling agreement with the United States Attorney’s Office for the District of Columbia, pursuant to which we agreed to toll the applicable statutes of limitations for all criminal, civil and administrative offenses and violations that could be charged or claimed against us as of that date until June 2, 2014.

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

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2013, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K, other than the addition of information to the risk factor entitled “Changes in health care reimbursement systems in the U.S. and abroad could reduce our revenues and profitability,” detailed below.

Risks Related to our Business

Changes in health care reimbursement systems in the U.S. and abroad could reduce our revenues and profitability.

In March 2010, the federal government enacted healthcare reform legislation. The legislation has changed the manner in which healthcare services are provided and paid for in the U.S. These changes may impact reimbursement for health care services, including reimbursement to hospitals and physicians. States may also enact further legislation that impacts Medicaid payments to hospitals and physicians. In addition, the Centers for Medicare & Medicaid Services (CMS), the federal agency responsible for administering the Medicare program, has established new payment levels for hospitals and physicians in line with the new legislation, which can increase or decrease payment to such entities.

The healthcare reform legislation and any future legislative, regulatory and reimbursement initiatives or changes to the reimbursement for our products could adversely affect demand for our products and have a material adverse impact on our revenues. Our business and results of operations could therefore be adversely affected by the current healthcare reform legislation as well as future healthcare reform or regulatory actions.

CMS uses International Classification of Diseases (ICD) codes to determine hospital reimbursement, which are aggregated into groups called Diagnosis Related Groups (DRGs) according to procedure and patient types, as well as other factors. On October 1, 2014, CMS will transition from the use of ICD-9 codes to the use of ICD-10 codes. ICD-9 codes have 4 numerical digits whereas ICD-10 codes have 7 alpha-numeric characters, each of which signifies a specific usage or characteristic. Of note, CMS’ intent for ICD-10 is to be more descriptive, not to change DRG mapping or payment. On October 30, 2013, an update was posted by CMS with a proposed code for the Impella family of devices to be mapped to DRGs 216, 217, 218, 219, 220, and 221, consistent with the most common current DRG mapping for the Impella pump.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

10.1	Lease agreement dated July 29, 2013 for the facility located in Aachen, Germany.	X

11.1	Statement regarding computation of Per Share Earnings (see Note 2, Notes to Consolidated Financial Statements).	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

101	The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2013 and March 31, 2013; (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2013 and September 30, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2013 and September 30, 2012; (iv) Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and September 30, 2012; and (v) Notes to Consolidated Financial Statements.	X

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Abiomed, Inc.

Date: November 8, 2013	/S/ ROBERT L. BOWEN
Robert L. Bowen
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)