Form 10-Q
period 2013-12-31
ABIOMED INC
filed 2014-02-06
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of January 31, 2014, 39,818,029 shares of the registrant’s common stock, $.01 par value, were outstanding.

ABIOMED, INC. AND SUBSIDIARIES

ABIOMED, ABIOCOR, IMPELLA, and Symphony are trademarks of ABIOMED, Inc., and are registered in the U.S. and certain foreign countries. The U.S. Trademark Application for IMPELLA CP is pending and additional foreign applications will be filed taking advantage of the U.S. filing date. BVS is a trademark of ABIOMED, Inc. and is registered in the U.S. AB5000 is a trademark of ABIOMED, Inc. RECOVER is a trademark of Abiomed Europe GmbH, a subsidiary of ABIOMED, Inc., and is registered in the U.S. and certain foreign countries.

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2013	March 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,632	$9,451
Short-term marketable securities	56,944	67,256
Accounts receivable, net	22,958	22,946
Inventories	14,819	14,930
Prepaid expenses and other current assets	2,376	2,022

Total current assets	119,729	116,605
Long-term marketable securities	27,784	11,406
Property and equipment, net	7,022	6,549
Goodwill	38,029	35,410
Other assets	801	29

Total assets	$193,365	$169,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,066	$7,696
Accrued expenses	16,015	15,162
Deferred revenue	4,354	4,198

Total current liabilities	26,435	27,056
Long-term deferred tax liability	6,234	5,554
Other long-term liabilities	239	309

Total liabilities	32,908	32,919

Commitments and contingencies (Note 9)
Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	409	397
Authorized - 100,000,000 shares; Issued - 40,972,146 shares at December 31, 2013 and 39,788,383 shares at March 31, 2013;
Outstanding - 39,765,779 shares at December 31, 2013 and 38,601,384 shares at March 31, 2013
Additional paid in capital	431,754	414,810
Accumulated deficit	(254,532)	(258,261)
Treasury stock at cost - 1,206,367 shares at December 31, 2013 and 1,186,999 shares at March 31, 2013	(16,554)	(16,129)
Accumulated other comprehensive loss	(620)	(3,737)

Total stockholders’ equity	160,457	137,080

Total liabilities and stockholders’ equity	$193,365	$169,999

The accompanying notes are an integral part of the consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Revenue:
Product revenue	$46,141	$38,112	$133,038	$114,078
Funded research and development	54	138	172	372

	46,195	38,250	133,210	114,450

Costs and expenses:
Cost of product revenue	9,458	8,130	27,208	22,770
Research and development	7,779	6,259	22,787	18,825
Selling, general and administrative	24,364	20,943	78,530	60,333
Amortization of intangible assets	—	—	—	111

	41,601	35,332	128,525	102,039

Income from operations	4,594	2,918	4,685	12,411

Other income:
Investment income, net	37	1	78	—
Other income, net	20	324	5	311

	57	325	83	311

Income before income tax provision	4,651	3,243	4,768	12,722
Income tax provision	258	559	1,039	1,450

Net income	$4,393	$2,684	$3,729	$11,272

Basic net income per share	$0.11	$0.07	$0.10	$0.29
Basic weighted average shares outstanding	39,592	39,417	39,179	39,331

Diluted net income per share	$0.11	$0.07	$0.09	$0.27
Diluted weighted average shares outstanding	41,726	40,865	41,315	41,418

The accompanying notes are an integral part of the consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Net income	$4,393	$2,684	$3,729	$11,272

Other comprehensive income (loss):
Foreign currency translation gains (losses)	807	1,147	3,128	(580)
Net unrealized losses on marketable securities	(21)	—	(11)	—

Other comprehensive income (loss)	786	1,147	3,117	(580)

Comprehensive income	$5,179	$3,831	$6,846	$10,692

The accompanying notes are an integral part of the consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended December 31,
	2013	2012
Operating activities:
Net income	$3,729	$11,272
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,863	2,086
Bad debt expense	11	42
Stock-based compensation	8,367	6,899
Write-down of inventory	641	891
Deferred tax provision	679	545
Changes in assets and liabilities:
Accounts receivable	123	489
Inventories	(69)	(4,898)
Prepaid expenses and other assets	(345)	359
Accounts payable	(1,679)	(286)
Accrued expenses and other long-term liabilities	104	1,366
Deferred revenue	147	76

Net cash provided by operating activities	13,571	18,841
Investing activities:
Purchases of marketable securities	(58,330)	(24,252)
Proceeds from the sale and maturity of marketable securities	52,264	20,500
Purchase of other investment	(750)	—
Purchases of property and equipment	(2,301)	(2,072)

Net cash used for investing activities	(9,117)	(5,824)
Financing activities:
Proceeds from the exercise of stock options	8,227	2,739
Repurchase of common stock	—	(10,654)
Payments in lieu of issuance of common stock for minimum payroll taxes	(426)	(238)
Proceeds from the issuance of stock under employee stock purchase plan	312	270

Net cash provided by (used for) financing activities	8,113	(7,883)
Effect of exchange rate changes on cash	614	(367)

Net increase in cash and cash equivalents	13,181	4,767
Cash and cash equivalents at beginning of period	9,451	5,990

Cash and cash equivalents at end of period	$22,632	$10,757

Supplemental disclosures:
Cash paid for income taxes	$1,106	$75
Fixed asset expenditures incurred, not yet paid	92	105

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

There have been no changes in the Company’s significant accounting policies for the three and nine months ended December 31, 2013 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 that has been filed with the SEC.

Note 2. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities include stock options, restricted stock awards, restricted stock units, performance-based stock awards and shares to be purchased under the Company’s employee stock purchase plan. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same. The Company’s basic and diluted net income per share for the three and nine months ended December 31, 2013 and 2012 were as follows (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Basic Net Income Per Share
Net income	$4,393	$2,684	$3,729	$11,272

Weighted average shares used in computing basic net income per share	39,592	39,417	39,179	39,331

Net income per share - basic	$0.11	$0.07	$0.10	$0.29

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Diluted Net Income Per Share
Net income	$4,393	$2,684	$3,729	$11,272

Weighted average shares used in computing basic net income per share	39,592	39,417	39,179	39,331
Effect of dilutive securities	2,134	1,448	2,136	2,087

Weighted average shares used in computing diluted net income per share	41,726	40,865	41,315	41,418

Net income per share - diluted	$0.11	$0.07	$0.09	$0.27

For the three and nine months ended December 31, 2013, approximately 3,000 and 252,000 shares underlying out-of-the-money stock options were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. In addition, for each of the three and nine months ended December 31, 2013, approximately 85,000 restricted shares that related to performance-based awards where milestones were not met were not included in the computation of diluted earnings per share because their inclusion would also have been anti-dilutive.

For the three and nine months ended December 31, 2012, approximately 575,000 and 268,000 shares underlying out-of-the-money stock options and approximately 333,000 and 294,000 restricted shares, respectively, primarily related to out-of-the-money stock options and performance-based awards where milestones were not met, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 3. Marketable Securities and Fair Value Measurements

Marketable Securities

The Company’s marketable securities are classified as available-for-sale securities and, accordingly, are recorded at fair value. The difference between amortized cost and fair value is included in stockholders’ equity.

The Company’s marketable securities at December 31, 2013 and March 31, 2013 are invested in the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in $000’s)
At December 31, 2013:
US Treasury securities	$33,987	$—	$—	$33,987
Short-term government-backed securities	22,952	5	—	22,957
Long-term government-backed securities	27,798	3	(17)	27,784

	$84,737	$8	$(17)	$84,728

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in $000’s)
At March 31, 2013:
US Treasury securities	$59,020	$—	$—	$59,020
Short-term government-backed securities	8,235	1	—	8,236
Long-term government-backed securities	11,405	3	(2)	11,406

	$78,660	$4	$(2)	$78,662

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

The following table presents the Company’s financial instruments recorded at fair value in the consolidated balance sheet, classified according to the three categories described above:

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At December 31, 2013:
U.S. Treasury securities	$—	$33,987	$—	$33,987
Short-term government-backed securities	—	22,957	—	22,957
Long-term government-backed securities	—	27,784	—	27,784

	$—	$84,728	$—	$84,728

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At March 31, 2013:
U.S. Treasury securities	$—	$59,020	$—	$59,020
Short-term government-backed securities	—	8,236	—	8,236
Long-term government-backed securities	—	11,406	—	11,406

	$—	$78,662	$—	$78,662

In May 2013, the Company invested $0.8 million in preferred stock of a private technology company. In addition, the Company committed to invest an additional $0.7 million if this private technology company achieves certain milestones or otherwise at the Company’s option. This other investment is accounted for using the cost method and is measured at fair value on a nonrecurring basis only if there are identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. The aggregate carrying amount of this other investment was $0.8 million as of December 31, 2013 and is classified within other assets in the unaudited condensed consolidated balance sheets.

Note 4. Inventories

The components of inventories are as follows:

	December 31, 2013	March 31, 2013
	(in $000’s)
Raw materials and supplies	$6,704	$6,267
Work-in-progress	5,896	5,296
Finished goods	2,219	3,367

	$14,819	$14,930

The Company’s inventories relate to its circulatory care product lines, primarily the Impella and AB5000 product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead. During the nine months ended December 31, 2013 and 2012, the Company recorded $0.6 million and $0.9 million, respectively, in write-downs of inventory.

Note 5. Goodwill

The carrying amount of goodwill at December 31, 2013 and March 31, 2013 was $38.0 million and $35.4 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, or Impella, in 2005. The goodwill activity for the nine months ended December 31, 2013 is as follows:

(in $000’s)
Balance at March 31, 2013	$35,410
Exchange rate impact	2,619

Balance at December 31, 2013	$38,029

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2013	March 31, 2013
	(in $000’s)
Employee compensation	$10,665	$9,664
Sales and income taxes	1,672	2,107
Research and development	1,588	1,025
Professional, legal and accounting fees	740	1,100
Warranty	732	708
Other	618	558

	$16,015	$15,162

Employee compensation consists primarily of accrued bonuses, accrued commissions and accrued employee benefits at December 31, 2013 and March 31, 2013.

Note 7. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s consolidated statements of operations for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(in $000’s)		(in $000’s)
Cost of product revenue	$130	$83	$476	$330
Research and development	527	333	1,813	1,331
Selling, general and administrative	991	1,520	6,078	5,238

	$1,648	$1,936	$8,367	$6,899

The components of stock-based compensation for the three and nine months ended December 31, 2013 and 2012 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(in $000’s)		(in $000’s)
Restricted stock units	$1,013	$1,220	$5,808	$4,085
Stock options	571	583	2,094	2,135
Restricted stock	7	81	310	541
Employee stock purchase plan	57	52	155	138

	$1,648	$1,936	$8,367	$6,899

Stock Options

The following table summarizes the stock option activity for the nine months ended December 31, 2013:

	Shares Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2013	4,228	$11.49	5.37
Granted	333	23.53
Exercised	(907)	9.18
Cancelled and expired	(37)	18.74

Outstanding at December 31, 2013	3,617	$13.10	5.13	$49,330

Exercisable at December 31, 2013	2,798	$11.25	4.18	$43,350

Options vested and expected to vest at December 31, 2013	3,521	$13.00	5.06	$48,397

The aggregate intrinsic value of options exercised was $13.8 million for the nine months ended December 31, 2013. The total fair value of options vested during the nine months ended December 31, 2013 was $2.3 million.

The remaining unrecognized stock-based compensation expense for unvested stock option awards at December 31, 2013 was approximately $4.9 million, net of forfeitures, and the weighted-average period over which this cost will be recognized is 2.8 years.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair value for options granted during the nine months ended December 31, 2013 and 2012 was $9.84 and $10.07 per share, respectively.

The fair value of options granted during the three and nine months ended December 31, 2013 and 2012 were calculated using the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Risk-free interest rate	1.71%	0.63%	0.94%	0.77%
Expected option life (years)	4.18	4.23	4.25	4.32
Expected volatility	50.2%	58.1%	51.8%	56.4%

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

Restricted Stock and Restricted Stock Units

In addition to stock option grants, the Company also has the ability to grant restricted stock and restricted stock units. Similar to stock options, these restricted stock and restricted stock unit grants are subject to certain vesting criteria. The following table summarizes the activity for the nine months ended December 31, 2013:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Outstanding at April 1, 2013	1,022	$18.44
Granted	553	23.18
Vested	(364)	16.58
Forfeited	(52)	18.86

Outstanding at December 31, 2013	1,159	$21.27

The remaining unrecognized compensation expense for outstanding restricted stock awards and restricted stock units, including performance-based awards, as of December 31, 2013 was $10.5 million and the weighted-average period over which this cost will be recognized is 1.9 years.

The weighted average grant-date fair value for restricted stock and restricted stock units granted during the nine months ended December 31, 2013 and 2012 was $23.18 and $22.32 per share, respectively. The total fair value of restricted stock and restricted stock units vested during the nine months ended December 31, 2013 and 2012 was $6.0 million and $3.0 million, respectively.

Performance Based Awards

Included in the restricted stock and restricted stock units activity discussed above are certain awards that vest subject to certain performance-based criteria.

In May 2013, performance-based awards of restricted stock units for the potential issuance of 268,988 shares of common stock were issued to certain executive officers and employees, all of which vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of December 31, 2013, the Company is recognizing compensation expense based on the probable outcome related to the prescribed performance targets on the outstanding awards.

In May 2012, performance-based awards of restricted stock units for the potential issuance of 195,188 shares of common stock were issued to certain executive officers and employees of the Company, all of which will vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of December 31, 2013, the Company has met the prescribed performance milestones for these awards. These awards are still subject to service requirements for vesting for these employees and the compensation expense is being recognized accordingly.

In May 2011 and June 2011, performance-based awards of restricted stock units for the potential issuance of 284,000 shares of common stock were issued to certain executive officers and members of the senior management of the Company, all of which will vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of December 31, 2013, the Company has met the prescribed milestones for 234,000 shares underlying these awards and believes that it is not probable that the prescribed performance milestones will be met for the remaining 50,000 shares. The compensation expense on these performance-based awards is being recognized accordingly.

During the three months ended December 31, 2013, the Company incurred $3,000 in stock-based compensation expense on performance-based awards as it reversed $0.8 million that had been previously recorded as stock-based compensation expense based on it no longer being probable that certain performance milestones will be achieved. During the nine months ended December 31, 2013, the Company recorded $2.8 million in stock-based compensation expense for equity awards in which the prescribed performance milestones have been achieved or are probable of being achieved. The remaining unrecognized compensation expense related to these equity awards at December 31, 2013 is $4.0 million based on the Company’s current assessment of the probability that certain performance milestones will be achieved. The weighted-average period over which this cost will be recognized is 1.9 years.

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

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included net operating losses incurred from the Company’s inception to March 31, 2011, expiration of various federal and state tax attributes, the uncertainty relative to the Department of Justice investigation of the Company and the Company’s planned Pre-Market Approval, or PMA, application with the FDA for its Impella products, net income before tax for fiscal 2012 and fiscal 2013, year to date and forecasted results for fiscal 2014 and future years. Based on its review of all available evidence, the Company determined that the objectively verifiable negative evidence outweighed the positive evidence and continues to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realizable as of December 31, 2013 and March 31, 2013. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on our results of operations.

As of December 31, 2013, the Company has accumulated a net deferred tax liability of $6.2 million which is the result of the difference in accounting for the Company’s goodwill, which is amortizable over 15 years for tax purposes but not amortizable for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

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

Note 9. Commitments and Contingencies

Commitments

In July 2013, the Company entered into a lease agreement to continue renting its existing space in Aachen, Germany through July 31, 2023. The building serves as the Company’s European headquarters and houses most of the manufacturing operations for its Impella product line. The lease payments are approximately 34,500€ (euro) (approximately U.S. $45,000 at December 31, 2013 exchange rates) per month.

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

On October 26, 2012, the Company was informed that the United States Attorney’s Office for the District of Columbia is conducting an investigation that is focused on the Company’s marketing and labeling of the Impella 2.5. On October 31, 2012, the Company accepted service of a subpoena related to this investigation. The subpoena seeks documents related to the Impella 2.5. The Company is in the process of responding and is cooperating fully with the subpoena. The Company expects to substantially complete the requested document production by the end of fiscal 2014. On September 13, 2013, the Company entered into a tolling agreement with the United States Attorney’s Office, pursuant to which the Company and the United States Attorney’s Office mutually agreed to toll the applicable statutes of limitations for all criminal, civil and administrative offenses and violations that could be charged or claimed against the Company as of that date until June 2, 2014. Because the investigation is in the early stages, management is unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability, if any, that could result from any unfavorable outcome associated with this inquiry. The Company can anticipate, however, that it will incur significant expenses related to this investigation.

On November 16 and 19, 2012, two purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of its common stock, on behalf of themselves and persons or entities that purchased or acquired securities of the Company between August 5, 2011 and October 31, 2012. The complaints alleged that the defendants violated the federal securities laws in connection with disclosures related to the U.S. Food and Drug Administration and the marketing and labeling of the Company’s Impella 2.5 product and seek damages in an unspecified amount. The Court has consolidated these complaints and a consolidated amended complaint was filed by the plaintiffs on May 20, 2013. On July 8, 2013, the Company filed a motion to dismiss the consolidated complaint. Oral argument on the Company’s motion to dismiss was conducted before the presiding district court judge on September 18, 2013.

On February 4, 2013, an alleged stockholder of the Company filed a derivative action on the Company’s behalf against each of the Company’s directors in the U.S. District Court for the District of Massachusetts. The complaint alleged that the directors breached their fiduciary duties to the Company and its stockholders in connection with disclosures related to the FDA and the marketing and labeling of the Company’s Impella 2.5 product and sought damages in an unspecified amount. On March 22, 2013, the Company filed a motion to dismiss the derivative action due to the plaintiff’s failure to make a proper demand on the Company’s board of directors. On June 21, 2013, the District Court entered an order granting the Company’s motion and dismissing the derivative action in its entirety. On July 19, 2013, the plaintiff filed an appeal of the dismissal in the United States Court of Appeals for the First Circuit. Oral argument was conducted before the appellate court on February 5, 2014.

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

Note 10. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 72% and 71% of the Company’s total consolidated assets are located within the U.S. as of December 31, 2013 and March 31, 2013, respectively. The remaining assets are located primarily in Germany and include goodwill of $38.0 million and $35.4 million at December 31, 2013 and March 31, 2013, respectively, associated with the Impella acquisition in May 2005. Total assets outside of the U.S. excluding goodwill amounted to 8% of total consolidated assets as of each of December 31, 2013 and March 31, 2013. International sales (sales outside the U.S. and primarily in Europe) accounted for 10% and 8% of total revenue for the three and nine months ended December 31, 2013, respectively, and 7% and 6% of total revenue for the three and nine months ended December 31, 2012, respectively.

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

Our strategic focus and the driver of the majority of our revenue growth is the market penetration of our Impella family of products. Our Impella 2.5 product received 510(k) clearance in June 2008 from the U.S. Food and Drug Administration, or FDA, for partial circulatory support for up to six hours and has been placed at 836 sites since initial launch.

We received 510(k) clearance in April 2009 for our Impella 5.0 and Impella LD devices for circulatory support for up to six hours. These devices are larger and provide more blood flow to patients than the Impella 2.5.

In September 2012, our Impella CP product received 510(k) clearance from the FDA for partial circulatory support for up to six hours. The Impella CP also has CE Mark approval and Health Canada approval which allow us to market the device in the European Union and Canada. As of December 31, 2013 we have placed Impella CP at 312 U.S. hospitals.

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

In December 2012, as part of the FDA’s 515 Program Initiative, an FDA panel voted to recommend continuation of Class III status for temporary ventricular support devices within the non-roller type cardiopulmonary bypass blood pumps category, which includes our Impella products. The panel’s recommendation of Class III for this category of device is consistent with the current Class III designation for these device types, and the FDA recently issued a proposed order reflecting this categorization. The proposed order is open for public comment until April 7, 2014. If the FDA issues a final order classifying these devices in Class III, we will be required to file a Pre-Market Approval, or PMA, application for our Impella products within 90 days of the issuance of the final order. Under the 515 Program Initiative, we will be permitted to continue to market our Impella products pursuant to the 510(k) clearance for a sufficient period of time to allow for the submission and review of PMA applications relating to our Impella products.

We intend to submit a modular PMA submission for Impella 2.5 by the end of fiscal 2014. A modular PMA allows for a parallel submission of preclinical and manufacturing data for review while still preparing the clinical module. We are working with the FDA to prepare this modular PMA application for our Impella products. In July 2013, we received written notification that the FDA has reviewed our proposed PMA shell for modular review of the Impella 2.5 System. The FDA has confirmed that it agrees with our proposed shell and we have submitted 4 of the 5 modules required by the FDA as part of the planned modular PMA submission. If the submitted modules are not closed by the filing of the Final Module they will be integrated into the final module timeline.

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

On October 26, 2012, we were informed that the United States Attorney’s Office for the District of Columbia is conducting an investigation that is focused on the Company’s marketing and labeling of the Impella 2.5. On October 31, 2012, we accepted service of a subpoena related to this investigation. The subpoena seeks documents related to the Impella 2.5. We are in the process of responding and we are cooperating fully with the subpoena. We expect to substantially complete the requested document production by the end of fiscal 2014. On September 13, 2013, we entered into a tolling agreement with the United States Attorney’s Office, pursuant to which we and the United States Attorney’s Office mutually agreed to toll the applicable statutes of limitations for all criminal, civil and administrative offenses and violations that could be charged or claimed against us as of that date until June 2, 2014. Because the investigation is in the early stages, management is unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability, if any, that could result from any unfavorable outcome associated with this inquiry. We can anticipate, however, that we will incur significant expenses related to this investigation.

On November 16 and 19, 2012, two purported class action complaints were filed against us and certain of our officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of our common stock, on behalf of themselves and persons or entities that purchased or acquired our securities between August 5, 2011 and October 31, 2012. The complaints alleged that the defendants violated the federal securities laws in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seek damages in an unspecified amount. The Court has consolidated these complaints and a consolidated amended complaint was filed by the plaintiffs on May 20, 2013. On July 8, 2013, we filed a motion to dismiss the consolidated class action. Oral argument on our motion to dismiss was conducted before the presiding district court judge on September 18, 2013.

On February 4, 2013, an alleged stockholder of the Company filed a derivative action on our behalf against each of our directors in the U.S. District Court for the District of Massachusetts. The complaint alleged that the directors breached their fiduciary duties to us and our stockholders in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and sought damages in an unspecified amount. On March 22, 2013, we filed a motion to dismiss the derivative action due to the plaintiff’s failure to make a proper demand on our board of directors. On June 21, 2013, the District Court entered an order granting our motion and dismissing the derivative action in its entirety. On July 19, 2013, the plaintiff filed an appeal of the dismissal in the United States Court of Appeals for the First Circuit. Oral argument was conducted before the appellate court on February 5, 2014.

Our revenues are primarily generated from our Impella line of products. Revenues from our non-Impella products, largely focused on the heart surgery suite, have been lower over the past several years as we have strategically shifted our sales and marketing efforts towards our Impella products and the cath lab. We expect revenues from our non-Impella products, primarily AB5000, will continue to decrease as we continue to focus on our Impella products.

For the three and nine months ended December 31, 2013, we recognized a net income of $4.4 million and $3.7 million, respectively. Even though we have been profitable in fiscal 2014 through December 31, 2013, we may incur additional losses in the future as we continue to invest in research and development related to our products, conduct clinical studies and registries on our products, expand our commercial infrastructure, pay additional excise taxes as a result of the implementation of the medical device tax in the U.S. in January 2013, incur additional legal fees to comply with the subpoena received from the Department of Justice in October 2012, defend ourselves from other legal claims, incur additional costs in preparing our PMA application, enter into collaborations with other parties and invest in new markets such as Japan.

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

In December 2012, as part of the FDA’s 515 Program Initiative, an FDA panel voted to recommend continuation of Class III status for temporary ventricular support devices within the non-roller type cardiopulmonary bypass blood pumps category, which includes our Impella products. The panel’s recommendation of Class III for this category of device is consistent with the current Class III designation for these device types and the FDA recently issued a proposed order reflecting this categorization. The proposed order is open for public comment until April 7, 2014. If the FDA issues a final order classifying these devices in Class III, we will be required to file a PMA application for our Impella products within 90 days of the issuance of the final order. Under the 515 Program Initiative, we will be permitted to continue to market our Impella products pursuant to the 510(k) clearance for a sufficient period of time to allow for the submission and review of PMA applications relating to our Impella products.

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

Impella RP

In November 2012, we announced that the Impella RP received IDE approval from the FDA for use in RECOVER RIGHT, a pivotal clinical study in the U.S. The Impella RP is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of flow per minute and is intended to provide the flow and pressure needed to compensate for right heart failure. The study will enroll up to 30 patients at 15 sites that present with signs of right side heart failure, require hemodynamic support, and are being treated in the catheterization lab or cardiac surgery suite. We announced the first enrollment of a patient in RECOVER RIGHT in April 2013. The study will collect safety and effectiveness data on the percutaneous use of the Impella RP and will be applied towards the submission of a Humanitarian Device Exemption, or HDE. To date, the Impella RP RECOVER RIGHT study has enrolled 24 of the required patients and we expect to complete enrollment in the first half of calendar 2014. Based on this schedule we forecast that the HDE will be approved in the first quarter of calendar 2015. An HDE is similar to a PMA application but is intended for patient populations of 4,000 or less per year in the U.S and the approval relies on the demonstration of safety and probable benefit, which is a lower success criteria than the safety and effectiveness requirement of a PMA. In order to receive an HDE, there must be no comparable devices approved under PMA that are available to treat the targeted population. An approved HDE authorizes sales of the device to any hospital after Institutional Review Board review. We are currently conducting initial patient use trials aimed at CE Mark approval outside of the U.S. of the Impella RP. This product is not currently available for commercial use.

AB5000 and BVS 5000

We manufacture and sell the AB5000 Circulatory Support System and the BVS 5000 Biventricular Support System for the temporary support of acute heart failure patients in profound shock, including patients suffering from cardiogenic shock after a heart attack, post-cardiotomy cardiogenic shock, or myocarditis. We believe the AB5000 and BVS 5000 systems are the only commercially available cardiac assist devices that are approved by the FDA for all indications where heart recovery is the desired outcome, including patients who have undergone successful cardiac surgery and subsequently develop low cardiac output, or patients who suffer from acute cardiac disorders leading to hemodynamic instability. We are currently only actively selling the BVS 5000 upon request. We have transitioned our sales focus in the surgery market from the BVS 5000 to the AB5000, the Impella 5.0, and the Impella LD. In January 2014, the AB5000 was approved for use in Japan. We do not expect a significant market for the AB5000 to develop in Japan, as we intend to continue to focus our efforts on achieving approval in Japan for our Impella products.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the nine months ended December 31, 2013, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues for the three and nine months ended December 31, 2013 and 2012, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Revenues:
Product	99.9%	99.6%	99.9%	99.7%
Funded research and development	0.1	0.4	0.1	0.3

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of product revenue	20.5	21.3	20.4	19.9
Research and development	16.9	16.4	17.1	16.5
Selling, general and administrative	52.7	54.7	59.0	52.7
Amortization of intangible assets	—	—	—	0.1

Total costs and expenses	90.1	92.4	96.5	89.2

Income from operations	9.9	7.6	3.5	10.8

Other income and income tax provision	0.4	0.6	0.7	1.0

Net income	9.5%	7.0%	2.8%	9.8%

Three and nine months ended December 31, 2013 compared with the three and nine months ended December 31, 2012

Revenues

Our revenues are comprised of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(in $000’s)		(in $000’s)
Impella product revenue	$42,012	$33,519	$120,833	$101,038
Service and other revenue	2,727	2,372	7,917	6,533
Other products	1,402	2,221	4,288	6,507

Total product revenues	46,141	38,112	133,038	114,078
Funded research and development	54	138	172	372

Total revenues	$46,195	$38,250	$133,210	$114,450

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, and Impella LD product sales. Other product revenue includes AB5000, BVS5000 and cannulae product sales. Service and other revenue represents revenue earned on preventative maintenance service contracts and maintenance calls.

Total revenues for the three months ended December 31, 2013 increased by $7.9 million, or 21%, to $46.2 million from $38.3 million for the three months ended December 31, 2012. Total revenues for the nine months ended December 31, 2013 increased by $18.7 million, or 16%, to $133.2 million from $114.5 million for the nine months ended December 31, 2012. The increase in total revenue was primarily due to higher Impella revenue due to greater utilization in the U.S., which was attributable in part to the introduction of Impella CP in the second half of fiscal 2013.

Impella product revenues for the three months ended December 31, 2013 increased by $8.5 million, or 25% to $42.0 million from $33.5 million for the three months ended December 31, 2012. Impella revenues for the nine months ended December 31, 2013 increased by $19.8 million, or 20% to $120.8 million from $101.0 million for the nine months ended December 31, 2012. Most of our increase in Impella revenue was from disposable catheter sales in the U.S., as we focus on increasing utilization of our disposable catheter products through continued investment in our field organization and physician training programs. Also, contributing to the sales increase is the introduction of Impella CP to 312 sites in the U.S. since regulatory approval in September 2012. Impella product revenues in Europe, primarily Germany, also increased during the three months ended December 31, 2013. We expect Impella revenues to continue to increase as we add new customer sites, increase utilization at existing customer sites and continue our commercial launch of Impella CP.

Service and other revenue for the three months ended December 31, 2013 increased by $0.3 million, or 13%, to $2.7 million from $2.4 million for the three months ended December 30, 2012. Service revenue for the nine months ended December 31, 2013 increased by $1.4 million, or 22%, to $7.9 million from $6.5 million for the nine months ended December 31, 2012. The increase in service revenue was primarily due to an increase in service contracts, primarily for Impella consoles.

Other product revenues for the three months ended December 31, 2013 decreased by $0.8 million, or 36%, to $1.4 million from $2.2 million for the three months ended December 31, 2012. Other product revenues for the nine months ended December 31, 2013 decreased by $2.2 million, or 34%, to $4.3 million from $6.5 million for the nine months ended December 31, 2012. The decrease in other product revenue was due to a decline in BVS 5000 and AB5000 disposable sales. We are currently only actively selling the BVS 5000 upon request and had virtually no revenue from BVS 5000 during the three months ended December 31, 2013. We also expect that AB5000 revenue will continue to decline during the remainder of fiscal 2014 as we focus our sales efforts in the surgical suite on Impella 5.0 and LD.

Cost of Product Revenues

Cost of product revenues for the three months ended December 31, 2013 and 2012, respectively, was $9.5 million and $8.1 million. Gross margin was 80% for the three months ended December 31, 2013 compared to 79% for the three months ended December 31, 2012. Cost of product revenues for the nine months ended December 31, 2013 and 2012, respectively, was $27.2 million and $22.8 million. Gross margin was 80% for each of the nine months ended December 31, 2013 and 2012. The increase in cost of product revenues was related to increased Impella demand and costs to support the higher demand for Impella products. The increase in gross margin for the three months ended December 31, 2013 was primarily a result of increased production volume and improved manufacturing efficiency for our Impella products, partially offset by increased shipments of AIC consoles. We expect that shipments of AIC consoles will continue at approximately the current level for the remainder of fiscal 2014.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2013 increased by $1.5 million, or 24%, to $7.8 million from $6.3 million for the three months ended December 31, 2012. Research and development expenses for the nine months ended December 31, 2013 increased by $4.0 million, or 21%, to $22.8 million from $18.8 million for the nine months ended December 31, 2012.

The increase in research and development expenses was due primarily to an increase in spending associated with our PMA application for our existing Impella products, clinical spending on our Impella RP IDE study and product development initiatives associated with Impella RP, Impella CP and Symphony. We expect research and development expenses to increase in the remainder of fiscal 2014 as we continue to pursue our PMA application for our existing Impella products available for sale in the U.S., work on other clinical studies, such as Impella RP IDE and apply for regulatory approval for our Impella products in Japan. In addition, we expect to incur additional research and development costs as we continue to focus on new product development initiatives associated with Impella RP, Impella CP and Symphony.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2013 increased by $3.5 million, or 17%, to $24.4 million from $20.9 million for the three months ended December 31, 2012. Selling, general and administrative expenses for the nine months ended December 31, 2013 increased by $18.2 million, or 30%, to $78.5 million from $60.3 million for the nine months ended December 31, 2012.

The increase in selling, general and administrative expenses was primarily due to the hiring of additional U.S. field sales and clinical personnel, increased spending on marketing initiatives as we continue to educate physicians on the benefits of hemodynamic support, implementation of the medical device tax and higher legal expenses related to the Department of Justice investigation and shareholder suits. During the three and nine months ended December 31, 2013, we incurred legal expenses of approximately $0.7 million and $4.9 million, respectively, in connection with complying with the subpoena received from the Department of Justice in October 2012 and defense of other legal claims. We also incurred $0.7 million and $2.0 million of expenses in the three and nine months ended December 30, 2013, respectively, as a result of the medical device tax, which was implemented in the U.S. in January 2013.

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

Provision for Income Taxes

During the three months ended December 31, 2013 and 2012, we recorded a provision for income taxes of $0.3 million and $0.6 million, respectively. During the nine months ended December 31, 2013 and 2012, we recorded an income tax provision of $1.0 million and $1.5 million, respectively. The income tax provision for the three and nine months ended December 31, 2013 is primarily due to income taxes related to our deferred tax liability associated with goodwill, income taxes in Germany that we do not expect will be offset by our net operating loss carryforwards in Germany, and certain state income taxes that we do not expect to be offset by state net operating loss carryforwards. For the three and nine months ended December 31, 2013 differences between the expected tax at the US statutory tax rate and actual tax relate primarily to the use of the valuation allowance and the reversal of a prior tax accrual for federal taxes.

Net Income

During the three months ended December 31, 2013, we recorded net income of $4.4 million, or $0.11 per basic and diluted share, compared to net income of $2.7 million, or $0.07 per basic share and diluted share, for the three months ended December 31, 2012. During the nine months ended December 31, 2013, we incurred net income of $3.7 million, or $0.10 per basic share and $0.09 per diluted share, compared to a net income of $11.3 million, or $0.29 per basic share and $0.27 per diluted share, for the nine months ended December 31, 2012.

The increase in net income for the three months ended December 31, 2013 was due to increased Impella sales from greater demand for our products in the U.S, partially offset by higher operating expenses from expanding our commercial infrastructure, additional research and development costs, the implementation of the medical device tax in the U.S. in January 2013, and additional legal fees to comply with the subpoena received from the Department of Justice in October 2012 and defend ourselves from other legal claims.

The decrease in net income in for the nine months ended December 31, 2013 was due to higher operating expenses from expanding our commercial infrastructure, additional research and development costs, the implementation of the medical device tax in the U.S. in January 2013, and additional legal fees to comply with the subpoena received from the Department of Justice in October 2012 and defend ourselves from other legal claims, partially offset by increased Impella sales from greater demand for our products in the U.S.

Even though we have been profitable in fiscal 2014 through December 31, 2013, we may incur additional losses in the future as we continue to invest in research and development related to our products, conduct clinical studies and registries on our products, prepare our PMA application, expand our commercial infrastructure, pay additional excise taxes, incur additional legal fees, enter into future collaborations with other parties and invest in new markets such as Japan.

Liquidity and Capital Resources

At December 31, 2013, our cash, cash equivalents and short and long-term marketable securities totaled $107.4 million, compared to $88.1 million in cash, cash equivalents and short and long-term marketable securities at March 31, 2013. We believe that our revenues from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months, exclusive of activities involving any future acquisitions of products or companies that complement or augment our existing line of products.

Our primary liquidity requirements are to fund the expansion of our commercial infrastructure in the U.S., increase our Impella manufacturing capacity, manage our inventory levels in order to meet increasing customer demand for Impella in the U.S., fund new product development, pay for legal fees related to the Department of Justice investigation and our defense of legal actions brought against us, pay the U.S. medical device tax and provide for general working capital needs. Through December 31, 2013, we have funded our operations principally from product sales and through the sale of equity securities.

Marketable securities at December 31, 2013 consisted of $84.7 million held in funds that invest in U.S. Treasury and government-backed securities. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets.

During the nine months ended December 31, 2013, net cash provided by operating activities was $13.6 million, compared to $18.8 million during the same period in the prior year. The decrease in cash provided by operations was primarily attributable to the decrease in net income of $7.6 million reflected in our net income of $3.7 million for the nine months ended December 31, 2013 compared to our net income of $11.3 million for the same period in fiscal 2013, an aggregate $2.7 million increase in cash used for accounts payable and accrued expenses and other long-term liabilities, a $0.7 million increase in cash used for prepaid expenses and other assets and a $0.4 million decrease in cash provided by accounts receivable due to timing of receivable collections which were partially offset by a $4.8 million decrease in cash used for inventories attributable to our completion of building up of inventory safety stock levels in fiscal year 2013. In addition, net cash provided by operating activities was impacted by changes in non-cash adjustments, including a $1.5 million increase in stock-based compensation, partially offset by a $0.3 million decrease in write-downs of inventory and a $0.2 million decrease in depreciation and amortization expense.

During the nine months ended December 31, 2013, net cash used for investing activities was $9.1 million, compared to $5.8 million during the same period in the prior year. The increase in cash used for investing activities was primarily attributable to a $34.1 million increase in purchases of marketable securities, partially offset by a $31.8 million increase in proceeds from the sale and maturity of marketable securities. We also paid $0.8 million for an investment in a private medical technology company and had a $0.2 million increase in cash used for capital expenditures due to an increase in amounts spent in leasehold improvements in fiscal 2014.

During the nine months ended December 31, 2013, net cash provided by financing activities was $8.1 million, compared to net cash used for financing activities of $7.9 million during the same period in the prior year. The increase in net cash provided by financing activities was primarily attributable to a $10.7 million decrease in cash used for the repurchase of common stock under our share repurchase program in fiscal 2013 and a $5.5 million increase in proceeds from the exercise of stock options, partially offset by a $0.2 million increase in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards.

Capital expenditures for fiscal 2014 are estimated to range from $3.0 to $5.0 million, and are expected to relate primarily to capital expenditures for manufacturing capacity increases for Impella, leasehold improvements and software development projects.

Cash and cash equivalents held by our foreign subsidiaries totaled $2.8 million at December 31, 2013 and March 31, 2013. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. Our foreign operations are primarily treated as disregarded entities from a U.S. tax perspective. Any repatriation from our foreign operations would not result any material taxes.

Our liquidity is influenced by our ability to sell our products in a competitive industry and our customers’ ability to pay for our products. Factors that may affect liquidity include our ability to penetrate existing and new markets for our products, maintain or reduce the length of the selling cycle, and collect cash from clients after our products are sold. We also expect to continue to incur additional legal expenses related to the Department of Justice investigation, and to defend ourselves from other legal claims. We continue to review our cash needs on a regular basis. At December 31, 2013, we had no long-term debt outstanding.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Primary Market Risk Exposures

Our cash, cash equivalents and marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Marketable securities at December 31, 2013 consist of $84.7 million held in funds that invest in U.S. Treasury and government-backed securities. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2013, we believe the decline in fair market value of our investment portfolio would be immaterial.

Currency Exchange Rates

We have foreign currency exposure to exchange rate fluctuations and particularly with respect to the euro, British pound sterling and Japanese yen. Therefore, our investment in our subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive (loss) income component of stockholders’ equity. If rates of exchange for the euro, British pound and Japanese yen were to have depreciated immediately and uniformly by 10% relative to the U.S. dollar from levels at December 31, 2013, the result would have been a reduction of stockholders’ equity of approximately $4.0 million.

Fair Value of Financial Instruments

At December 31, 2013, our financial instruments consist primarily of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, and accounts payable. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2013, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the third quarter of our fiscal year ending March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 26, 2012, we were informed that the United States Attorney’s Office for the District of Columbia is conducting an investigation that is focused on the Company’s marketing and labeling of the Impella 2.5. On October 31, 2012, we accepted service of a subpoena related to this investigation. The subpoena seeks documents related to the Impella 2.5. We are in the process of responding and we are cooperating fully with the subpoena. We expect to substantially complete the requested document production by the end of fiscal 2014. On September 13, 2013, we entered into a tolling agreement with the United States Attorney’s Office for the District of Columbia, pursuant to which we agreed to toll the applicable statutes of limitations for all criminal, civil and administrative offenses and violations that could be charged or claimed against us as of that date until June 2, 2014.

On November 16 and 19, 2012, two purported class action complaints were filed against us and certain of our officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of our common stock, on behalf of themselves and persons or entities that purchased or acquired our securities between August 5, 2011 and October 31, 2012. The complaints alleged that the defendants violated the federal securities laws in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seek damages in an unspecified amount. The Court has consolidated these complaints and a consolidated amended complaint was filed by the plaintiffs on May 20, 2013. On July 8, 2013, we filed a motion to dismiss the consolidated class action. Oral argument on our motion to dismiss was conducted before the presiding district court judge on September 18, 2013.

On February 4, 2013, an alleged holder of our common stock filed a derivative action on our behalf against each of our directors in the U.S. District Court for the District of Massachusetts. The complaint alleged that the directors breached their fiduciary duties to us and our stockholders in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and sought damages in an unspecified amount. On March 22, 2013, we filed a motion to dismiss the derivative action due to the plaintiff’s failure to make a proper demand on our board of directors. On June 21, 2013, the District Court entered an order granting our motion and dismissing the derivative action in its entirety due to the plaintiff’s failure to make a proper demand on our board of directors. On July 19, 2013, the plaintiff filed an appeal of the dismissal in the United States Court of Appeals for the First Circuit. Oral argument was conducted before the appellate court on February 5, 2014.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

11.1	Statement regarding computation of Per Share Earnings (see Note 2, Notes to Consolidated Financial Statements).	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

101	The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2013 and March 31, 2013; (ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2013 and December 31, 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and December 31, 2012; and (v) Notes to Consolidated Financial Statements.	X

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Abiomed, Inc.

Date: February 6, 2014	/S/ ROBERT L. BOWEN
Robert L. Bowen
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)