Form 10-K
period 2014-03-31
ABIOMED INC
filed 2014-05-28
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended March 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock as of September 30, 2013, held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of such date was $751,970,311. As of May 13, 2014, 39,926,903 shares of the registrant’s common stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for Abiomed, Inc.’s 2014 Annual Meeting of Stockholders, which is scheduled to be filed within 120 days after the end of Abiomed, Inc.’s fiscal year, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

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

•	other competing therapies that may in the future be available to heart failure patients;

•	our plans to develop and market new products and improve existing products;

•	our plans to potentially acquire new businesses or technologies;

•	the potential markets that exist or could develop for our products and products under development;

•	our business strategy;

•	our revenue growth expectations, our level of operating and capital expenses and our goal of achieving and maintaining profitability;

•	the outcome of currently pending litigation and governmental investigations; and

•	the sufficiency of our liquidity and capital resources.

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

Our strategic focus and the driver of the majority of our revenue growth is the market penetration of our Impella family of products. Our Impella 2.5 product received 510(k) clearance in June 2008 from the U.S. Food and Drug Administration, or FDA, for partial circulatory support for up to six hours. We received 510(k) clearance in April 2009 for our Impella 5.0 and Impella LD devices for circulatory support for up to six hours. These devices are larger and provide more blood flow to patients than the Impella 2.5. In September 2012, our Impella CP product received 510(k) clearance from the FDA for partial circulatory support for up to six hours. Our Impella 2.5, Impella 5.0, Impella LD and Impella CP products also have CE Mark approval and Health Canada approval which allow us to market these devices in the European Union and Canada. We have placed our Impella products at 859 sites since initial launch.

In November 2012, we announced that the Impella RP received Investigational Device Exemption, or IDE, approval from the FDA for use in RECOVER RIGHT, a pivotal clinical study in the U.S. The RECOVER RIGHT study was designed to enroll up to 30 patients with signs of right side heart failure who require hemodynamic support and are being treated in the cath lab or surgery suite. The Impella RP is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of flow per minute and is intended to provide the flow and pressure needed to compensate for right side heart failure. In April 2013, we enrolled the first patient in RECOVER RIGHT and we completed enrollment for the 30 patients in the Impella RP RECOVER RIGHT study in March 2014. In May 2014, we received approval for implementation of a Continuous Access Protocol, or CAP, from the FDA for the RECOVER RIGHT RP trial. The CAP will allow us to enroll up to 22 additional patients at the 15 U.S. investigational sites for a six month period. In April 2014, the Impella RP received CE Marking approval which allows for commercial sales of Impella RP in the EU and other countries that require a CE Marking approval for commercial sale. This product is not currently available for commercial use outside of Europe.

In December 2012, as part of the FDA’s 515 Program Initiative, an FDA panel voted to recommend continuation of Class III status for temporary ventricular support devices within the non-roller type cardiopulmonary bypass blood pumps category, which includes our Impella products. The panel’s recommendation of Class III for this category of device is consistent with the current Class III designation for these device types. The FDA accepted the Panel’s recommendation recently as reflected in its issuance of a Proposed Order reflecting this categorization. The Proposed Order was open for public comment until April 7, 2014. The FDA process will then be to address the public comments and over an unspecified period of time develop and issue a final order classifying these devices in Class III. We will then be required to file a PMA application for our Impella products within 90 days from the issuance of the Final Order. Under the 515 Program Initiative, we will be permitted to continue to market our Impella products pursuant to the 510(k) clearance for a sufficient period of time to allow for the submission and review of PMA applications relating to our Impella products.

We have been working with the FDA to submit a modular PMA submission for Impella 2.5 in response to the Panel’s recommendation of Class III for Impella products. A modular PMA allows for a parallel submission of preclinical and manufacturing data for review while still preparing the clinical module. In July 2013, we received written notification that the FDA has reviewed our proposed PMA shell for modular review of the Impella 2.5 System. The FDA has confirmed that it agrees with our proposed shell and we submitted all modules required by the FDA as part of the planned modular PMA submission in March 2014. The PMA will be treated as a standard PMA and all modules will now be combined for final review by the FDA.

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

On October 26, 2012, we were informed that the United States Attorney’s Office for the District of Columbia is conducting an investigation that is focused on our marketing and labeling of the Impella 2.5. On October 31, 2012, we accepted service of a subpoena related to this investigation seeking documents related to the Impella 2.5. We believe we have substantially complied with the subpoena and have submitted the requested documents to the United States Attorney’s Office. On September 13, 2013, we entered into a tolling agreement with the United States Attorney’s Office, pursuant to which we and the United States Attorney’s Office mutually agreed to toll the applicable statutes of limitations for all criminal, civil and administrative offenses and violations that could be charged or claimed against us as of that date until June 2, 2014. On May 27, 2014, we executed an extension of the tolling agreement through February 2, 2015. Because the investigation is in the early stages, we are unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability, if any, that could result from any unfavorable outcome associated with this inquiry. We have incurred significant expenses related to this investigation, and we expect to continue to incur additional expenses in the future.

On November 16 and 19, 2012, two purported class action complaints were filed against us and certain of our officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of our common stock, on behalf of themselves and persons or entities that purchased or acquired our securities between August 5, 2011 and October 31, 2012. The complaints alleged that the defendants violated the federal securities laws in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seek damages in an unspecified amount. The Court has consolidated these complaints and a consolidated amended complaint was filed by the plaintiffs on May 20, 2013. On July 8, 2013, we filed a motion to dismiss the consolidated class action. Oral arguments on our motion to dismiss were conducted before the presiding district court judge on September 18, 2013. On April 10, 2014, the U.S. District Court entered an order granting our motion and dismissed the consolidated and amended complaint. On May 9, 2014, the plaintiffs filed a notice of appeal.

On February 4, 2013, an alleged stockholder of the Company filed a derivative action on our behalf against each of our directors in the U.S. District Court for the District of Massachusetts. The complaint alleged that the directors breached their fiduciary duties to us and our stockholders in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and sought damages in an unspecified amount. On March 22, 2013, we filed a motion to dismiss the derivative action. On June 21, 2013, the District Court granted our motion to dismiss. The plaintiff has appealed the dismissal to the United States Court of Appeals for the First Circuit. Oral argument was conducted before the appellate court on February 5, 2014.

On April 25, 2014, we received a subpoena from the Boston regional office of the United States Department of Health and Human Services, Office of Inspector General requesting materials relevant to our reimbursement of expenses and remuneration to healthcare providers for a six month period from July 2012 through December 2012. The Office of Inspector General has informed us that the subpoena currently relates to a civil investigation. We intend to comply fully and promptly with this request.

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

For the year ended March 31, 2014, we recognized net income of $7.4 million. Even though we were profitable in fiscal 2014, we have incurred losses in the past and may incur additional losses in the future as we continue to invest in research and development related to our products, conduct clinical studies and registries on our products, expand our commercial infrastructure, incur additional legal fees to comply with the ongoing investigations by the Department of Justice and the Office of the Inspector General and defend ourselves from other legal claims, incur additional costs in preparing our PMA application, enter into collaborations with other parties and invest in new markets such as Japan.

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

We are currently conducting USpella, the first U.S. multicenter observational registry collecting clinical data and outcomes for general use patients supported with Impella 2.5, CP, and 5.0 during procedures. In December 2012, as part of the FDA’s 515 Program Initiative, an FDA panel voted to recommend continuation of Class III status for temporary ventricular support devices within the non-roller type cardiopulmonary bypass blood pumps category, which includes our Impella products. The panel’s recommendation of Class III for this category of device is consistent with the current Class III designation for these device types. The FDA accepted the Panel’s recommendation recently as reflected in its issuance of a Proposed Order reflecting this categorization. If the FDA issues a final order classifying these devices in Class III, we will be required to file a PMA application for our Impella products. We will have 90 days to file the PMA from the issuance of the Final Order. Under the 515 Program Initiative, we will be permitted to continue to market our Impella products pursuant to the 510(k) clearance for a sufficient period of time to allow for the submission and review of PMA applications relating to our Impella products.

Pursuant to discussions with the FDA, we have agreed to submit a modular PMA submission for Impella 2.5. A modular PMA allows for a parallel submission of preclinical and manufacturing data for review while still preparing the clinical module. In July 2013, we received written notification that the FDA has reviewed our proposed PMA shell for modular review of Impella 2.5. The FDA has confirmed that it agrees with our proposed shell. In March 2014, we submitted all of the modules required by the FDA as part of the planned modular PMA submission. The PMA will be treated as a standard PMA and all modules will now be combined for final review by the FDA.

Impella CP

In September 2012, we announced that the Impella CP received 510(k) clearance from the FDA. The Impella CP provides blood flow of approximately one liter more per minute than the Impella 2.5 and is indicated for up to six hours of partial circulatory support using an extracorporeal bypass control unit. It is also intended to be used to provide partial circulatory support, for up to six hours, during procedures not requiring cardiopulmonary bypass. The Impella CP received CE Mark approval to be marketed in the European Union in April 2012 and Health Canada approval to be marketed in Canada in June 2012. We began selling Impella CP in the U.S. during the second quarter of fiscal 2013.

Impella 5.0 and Impella LD

The Impella 5.0 and Impella LD are percutaneous micro heart pumps with integrated motors and sensors for use primarily in the heart surgery suite. These devices are designed to support patients who require higher levels of circulatory support as compared to the Impella 2.5.

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

Impella RP

The Impella RP is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of flow per minute and is intended to provide the flow and pressure needed to compensate for right heart failure. In November 2012, we announced that the Impella RP received US IDE approval from the FDA for use in RECOVER RIGHT, a pivotal clinical study in the U.S. In March 2014, we completed enrollment of 30 patients at sites that present with signs of right side heart failure, require hemodynamic support, and are being treated in the catheterization lab or cardiac surgery suite. The study collected safety and effectiveness data on the percutaneous use of the Impella RP and will be applied towards the submission of a Humanitarian Device Exemption, or HDE. In May 2014, we received approval for implementation of a Continuous Access Protocol, or CAP, from the FDA for the RECOVER RIGHT RP trial. The CAP will allow us to enroll up to 22 additional patients at the 15 U.S. investigational sites for a six month period.

We expect that the HDE will be approved in late fiscal 2015. An HDE is similar to a PMA application but is intended for patient populations of 4,000 or less per year in the U.S. Approval of an HDE requires demonstration of the safety and probable benefit of the product, which is a lower standard than is applied to a PMA. In order to receive an HDE, there must be no comparable devices approved under PMA that are available to treat the targeted population. An approved HDE authorizes sales of the device to any hospital after Institutional Review Board review and approval by the hospital. In April 2014, the Impella RP received CE Marking approval which allows for commercial sales of Impella RP in the EU and other countries that require a CE Marking approval for sales. This product is not currently available for commercial use outside of Europe.

AB5000

We manufacture and sell the AB5000 Circulatory Support System for the temporary support of acute heart failure patients in profound shock, including patients suffering from cardiogenic shock after a heart attack, post-cardiotomy cardiogenic shock, or myocarditis. We believe the AB5000 is the only commercially available cardiac assist device that is approved by the FDA for all indications where heart recovery is the desired outcome, including patients who have undergone successful cardiac surgery and subsequently develop low cardiac output, or patients who suffer from acute cardiac disorders leading to hemodynamic instability. We are no longer actively manufacturing or selling our BVS 5000 Biventricular Support System. We have transitioned our sales focus in the surgery market from the BVS 5000 to the AB5000, the Impella 5.0, and the Impella LD.

Symphony

In November 2011, we announced Symphony, a synchronized minimally invasive implantable cardiac assist device designed to treat chronic patients with moderate heart failure by improving patient hemodynamics and potentially improving their quality of life. The device is designed with the primary goal of stabilizing the progression of heart failure and recovering or remodeling the heart. To date, we have implanted the device in four patients in first-in-human clinical trials of Symphony outside the U.S. We are evaluating the results of these cases and expect to conduct additional Symphony trials outside of the U.S. in fiscal 2015. Symphony is not currently approved by the FDA for sale in the U.S.

Our Markets

According to the American Heart Association, or AHA, Heart Disease and Stroke Statistics 2014 Update Report, coronary heart disease, or CHD, causes ≈1 of every 6 deaths in the United States. Coronary heart disease is a condition of the coronary arteries that causes reduced blood flow and insufficient oxygen delivery to the affected portion of the heart. Coronary heart disease leads to acute myocardial infarction, or AMI, commonly known as a heart attack, which may lead to heart failure, a condition in which the heart is unable to pump enough blood to the body’s major organs. In 2010, CHD mortality was 379,559. Each year, an estimated 620,000 Americans have a new coronary attack (defined as first hospitalized myocardial infarction or coronary heart disease death) and approximately 295,000 have a recurrent attack. It is estimated that an additional 150,000 “silent” first myocardial infarctions occur each year.

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

In more severe cases of heart failure, patients are sent directly to the surgery suite for coronary bypass or valve replacement surgery. The most severe acute heart failure patients are in profound cardiogenic shock, including those suffering from myocarditis (a viral attack of the heart), or from those suffering from an impaired ability of the heart to pump blood after a heart attack or heart surgery. According to results of the SHOCK (Should We Emergently Revascularize Occluded Coronaries for Cardiogenic Shock) trial published in the August 26, 1999 edition of The New England Journal of Medicine, approximately 7 to 10% of the patients who are hospitalized for a heart attack suffer from cardiogenic shock and 60 to 80% of those patients die. These patients typically require treatments involving the use of mechanical circulatory support devices that provide increased blood flow and reduce the stress on the heart. Many less severe patients in the cath lab could also benefit from circulatory support devices or other clinical treatment, which could potentially prevent them from entering into profound shock.

There are a few primary types of devices used in the cath lab and surgery suite in the U.S. for circulatory support for pre-shock and profound shock patients: intra-aortic balloons, or IABs, percutaneous assist devices such as Impella, and surgical ventricular assist devices, or VADs.

An IAB is an inflatable balloon inserted via a catheter into a patient’s circulation and is inflated and deflated in the aorta. This is used as an initial line of therapy in the cath lab or the surgery suite for patients with diminished heart function. There are an estimated 170,000 annual IAB procedures globally, with an estimated 75,000 IAB procedures annually in the U.S. However, IABs typically provide only limited enhancement and depend on the patient’s own heart to generate the majority of the patient’s blood flow. In addition, IABs are often required to be used in conjunction with inotropes or other drugs to stimulate heart muscle ejection. The use of these drugs, however, increases the risk of mortality. Clinical publications have demonstrated that the need for two or more inotropes to improve blood flow results in mortality rates of approximately 80%. In addition, IABs have limited effectiveness in patients that are arrhythmic and /or in cardiogenic shock and published reports have indicated that IABs do not reduce mortality for patients in cardiogenic shock.

Percutaneous assist devices and VADs are mechanical devices that help the failing heart pump blood or take over the pumping function of the failing heart. Historically, VADs have been highly invasive and require implantation in the surgery suite. Percutaneous assist devices allow for less invasive placement and removal, and can be done through a small puncture in the leg in the catheterization lab, electrophysiology lab, or operating room. The use of surgically placed VADs generally falls into three sub-categories: recovery, bridge-to-transplant and destination therapy.

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

Research and Product Development

Since our founding in 1981, we have gained substantial expertise in circulatory support while developing our Impella platform, our BVS and AB5000 systems, and our AbioCor program. Our current strategy is to develop a complete portfolio of products for partial and full circulatory support to treat acute heart failure patients. We intend to continue to use this experience to develop additional circulatory support products. Our research and development efforts are focused on developing a broader portfolio of products across the continuum of care in heart recovery, primarily focused in the area of circulatory care. In addition, we have a number of new products at various stages of development some of which integrate the Impella technology platform.

As of March 31, 2014, our research and development staff consisted of 105 employees. We expended $30.7 million, $25.6 million and $27.2 million on research and development in fiscal years 2014, 2013 and 2012, respectively. Our research and development expenditures include costs related to clinical trials, including ongoing clinical studies for our Impella products.

Sales, Clinical Support, Marketing and Field Service

As of March 31, 2014, our worldwide sales, clinical support, marketing and field service teams included 211 full-time employees, 191 of whom are in the U.S. and Canada and 20 of whom are in Europe and Japan. Over the past five years, we have significantly increased the number of our direct sales and clinical support personnel covering the U.S., Canada, Germany, France, and the U.K.

Our clinical support personnel consist primarily of registered nurses and other personnel with considerable experience in either the surgery suite or the cath lab, and they play a critical role in training current and prospective customers in the use of our products.

International sales (sales outside the U.S., primarily in Europe) accounted for 9%, 7% and 8% of total product revenue during the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

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

We believe our existing manufacturing facilities give us the necessary physical capacity to produce sufficient quantities of products to meet anticipated demand for at least the next twelve months based on our current revenue forecast. We expect to continue to increase Impella manufacturing capacity in our Aachen and Danvers facilities in fiscal 2015 to support the growing demand for our Impella products. Our U.S. and German manufacturing facilities are certified by the International Organization for Standardization, or ISO, and operate under the FDA’s good manufacturing practice requirements set forth in the current quality system regulation, or QSR.

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

We own or have rights to numerous U.S. and foreign patents. Our U.S. patents have expiration dates ranging from 2015 to 2031 and our foreign patents have expiration dates ranging from 2016 to 2028. We also own or have rights to certain pending U.S. and foreign patent applications. We believe patents will issue pursuant to such applications, but cannot guarantee it. Moreover, neither the timing of any issuance, the scope of protection, nor the actual issue date of these pending applications can be forecasted with precision. Where we have licensed patent rights from third parties, we are generally required to pay royalties.

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

Competition

Competition among providers of treatments for the failing heart is intense and subject to rapid technological change and evolving industry requirements and standards. We compete with companies that have substantially greater or broader financial, product development, sales and marketing resources and experience than we do. These competitors may develop superior products or products of similar quality at the same or lower prices. Moreover, improvements in current or new technologies may make them technically equivalent or superior to our products in addition to providing cost or other advantages. Other advances in medical technology, biotechnology and pharmaceuticals may reduce the size of the potential markets for our products or render those products obsolete. Among our medical device competitors are Getinge (Maquet Cardiovascular), Teleflex Inc., Thoratec Corporation, HeartWare International Inc., Jarvik Heart, Terumo Heart, Inc. and CardiacAssist Inc.

Our customers are hospitals that have limited budgets. As a result, our products compete against a broad range of medical devices and other therapies for these limited funds. Our continued success will depend in large part upon our ability to enhance our existing products, to develop new products to meet regulatory and customer requirements, and to achieve market acceptance. We believe that important competitive factors with respect to the development and commercialization of our products include the relative speed with which we can develop products, establish clinical utility, complete clinical trials and regulatory approval processes, obtain and protect reimbursement, maintain cost effectiveness for our products, and supply commercial quantities of our product to meet customer demand.

Third-Party Reimbursement

Our products and services are generally purchased by healthcare institutions that rely on third-party payers to cover and reimburse the costs of related patient care. In the U.S., as well as in many foreign countries, government-funded or private insurance programs pay the cost of a significant portion of a patient’s medical expenses. No uniform policy of coverage or reimbursement for medical technology exists among all these payers. Therefore, coverage and reimbursement can differ significantly from payer to payer and by jurisdiction.

Third-party payers may include government healthcare programs such as Medicare or Medicaid, private insurers or managed care organizations. The Centers for Medicare & Medicaid Services, or CMS, is responsible for administering the Medicare program in the U.S. and, along with its contractors, establishes coverage and reimbursement policies for the Medicare program. Medicare’s coverage and reimbursement policies are particularly significant to our business because a large percentage of the population for which our products are intended includes elderly individuals who are Medicare beneficiaries. In addition, private payers often follow the coverage and reimbursement policies of Medicare. We cannot assure that government or private third-party payers will continue to cover and reimburse the procedures using our products in whole or in part in the future or that payment rates will be adequate.

Medicare payment may be made, in appropriate cases, for procedures performed in the in-patient hospital setting using our technology. Medicare generally reimburses healthcare institutions in which the procedures are performed based upon prospectively determined amounts. For hospital in-patient stays, the prospective payment generally is determined by the patient’s condition and other patient data and procedures performed during the in-patient stay, using a classification system known as International Classification of Diseases, or ICD-9, and diagnosis-related groups, or DRGs. Prospective rates are adjusted for, among other things, regional differences, co-morbidity and complications. Hospitals performing in-patient procedures using our devices generally do not receive separate Medicare reimbursement for the specific costs of purchasing or implanting our products. Rather, reimbursement for these costs is bundled with the DRG-based payments made to hospitals for the procedures during which our devices are implanted, removed, repaired or replaced. Because prospective payments are based on predetermined rates and may be less than a hospital’s actual costs in furnishing care, hospitals have incentives to lower their in-patient operating costs by utilizing products, devices and supplies that will reduce the length of in-patient stays, decrease labor or otherwise lower their costs.

Medicare has announced plans to transition to a new system of International Classification of Diseases, or ICD-10, in October 2015. CMS has stated that the transition from ICD-9 to ICD-10 codes is intended to provide more descriptive information about procedures used to deliver care to patients, and is not a mechanism for remapping DRGs or changing payment. Recently CMS updated their description for Impella to use 5A02(1,2)1D: “Assistance with Cardiac Output Using Impeller Pump,” which continues to map to DRG 216-221. We believe this is an accurate description/DRG assignment and do not expect changes. However future updates before and after implementation are possible.

Coverage and reimbursements for procedures to implant, remove, replace or repair our products are generally established in the U.S. market. For instance, Medicare covers the use of LVADs when used for support of blood circulation post-cardiotomy, as a temporary life-support system until a human heart becomes available for transplant, or as therapy for patients who require permanent mechanical cardiac support. Coverage and reimbursements for procedures to implant the Impella 2.5, CP, 5.0, or LD are also established for in-hospital use by

Medicare including ICD-9 for procedures and DRG coding. Actual coverage and payment may vary by local Medicare fiscal intermediary or third-party insurer. We also announced in 2013 recent coverage decisions by third party insurers including Aetna, Humana, Cigna, HCSC Blue Cross Blue Shield, and United Healthcare, to include Impella policies in their commercial and/or Medicare plans.

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

Premarket Regulation

In the U.S., the FDA strictly regulates medical devices under the authority of the Federal Food, Drug and Cosmetic Act, or FFDCA, and its regulations. The FDA classifies U.S. medical devices into one of three classes (Class I, II or III) based on the statutory framework described in the FFDCA. Class III devices, which are typically life-sustaining, life-supporting or implantable devices, or new devices that have been found not to be substantially equivalent to legally marketed devices. Class III devices must generally receive a PMA by the FDA to ensure their safety and effectiveness.

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

The FDA, the IRB at each institution at which a clinical trial is being performed or we, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. All clinical studies of investigational devices must be conducted in compliance with FDA requirements. Following the completion of a study, the data from the study must be collected, analyzed and presented in an appropriate submission to the FDA, either through an IDE, 510(k) premarket notification or a PMA.

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

Certain Class III devices that were on the market before May 28, 1976, known as pre-amendment Class III devices, and devices that are determined to be substantially equivalent to them, can be brought to market through the 510(k) process until the FDA, by regulation, calls for PMA applications for these devices. In addition, the Safe Medical Devices Act of 1990, as amended by the Food and Drug Administration Safety and Innovation Act (FDAISIA) of 2012, requires the FDA either down-classify pre-amendment Class III devices to Class I or Class II or to publish an administrative order retaining the devices in Class III. Manufacturers of pre-amendment Class III devices that the FDA retains in Class III must submit a PMA application within 90 days after the FDA publishes a final order requiring premarket approval for the device, or 30 months after final classification of the device, whichever is later. Failure to meet the deadline can lead the FDA to prevent continued marketing of the device during the PMA application review period. The Impella 2.5, Impella CP, Impella 5.0 and Impella LD received clearance based on a pre-amendment Class III device. If the FDA publishes a final order that calls for a PMA, a PMA must be submitted for the device even if the device has already received 510(k) clearance; however, if the FDA down-classifies a pre-amendment Class III device to Class I or Class II, a PMA application will not be required. In December 2012, as part of the FDA’s 515 Program Initiative, an FDA panel voted to recommend continuation of Class III status for temporary ventricular support devices within the non-roller type cardiopulmonary bypass blood pumps category, which includes our Impella 2.5, Impella CP, Impella 5.0 and Impella LD products.

The PMA approval pathway requires reasonable assurance of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA approval pathway is much more costly, lengthy and uncertain than the 510(k) path. In the PMA process, the FDA examines detailed data to assess the safety and effectiveness of the device. This information includes design, development, manufacture, labeling, advertising, preclinical testing and clinical study data. Prior to approving a PMA, the FDA may conduct an inspection of the manufacturing facilities and the clinical sites where the supporting study was conducted. The facility inspection evaluates the company’s compliance with the Quality System Regulation, or QSR. An inspection of clinical sites evaluates compliance with the IDE requirements. Typically, the FDA will convene an advisory panel meeting to seek review of the data presented in the PMA. The panel’s recommendation is given substantial weight, but is not binding on the agency. By regulation, the FDA has 180 days to review a PMA application not requiring an advisory panel meeting, and 320 days to review a PMA application that does require an advisory panel meeting. While the FDA has approved PMA applications within the allotted time period, reviews can occur over a significantly protracted period, usually 18 to 36 months, but sometimes longer, and a number of devices have never been approved for marketing.

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

In December 2012, as part of the 515 Program Initiative, an FDA panel voted to recommend continuation of Class III status for the temporary ventricular support devices within the non-roller type cardiopulmonary bypass blood pumps category, which includes our Impella products. The panel’s recommendation of Class III for this category of device is consistent with the current Class III designation for these device types. If the FDA accepts the panel’s determination and issues a final order classifying these devices in Class III, we will have 90 days from the date of the issuance of that order to file a PMA application for Impella 2.5 in order for the product to remain on the market. Under the 515 Program Initiative, we will be permitted to continue to market our Impella products pursuant to the 510(k) clearance for a sufficient period of time to allow for the submission and review of PMA applications relating to our Impella products. As of March 31, 2014, we submitted the final module of the modular PMA application to the FDA for our Impella 2.5 device. The PMA will be treated as a standard PMA and all modules will now be combined for final review by the FDA.

In addition, certain devices can be distributed under an HDE, rather than a PMA. In order for a device to be eligible for an HDE, a qualifying target patient population of less than 4,000 patients per year for which there is no other comparable device available to treat the condition must be approved by the FDA. The FDA’s approval of an HDE to treat that qualifying patient population then requires demonstration that the device is safe for its intended application, that it is potentially effective, and that the probable benefits outweigh the associated risks. Within the regulations for an HDE, if a device becomes available through the PMA process that addresses the same patient population as the HDE device, the HDE device may need to be withdrawn from the U.S. market. We are applying for regulatory approval of the Impella RP in the U.S. through the HDE process.

Our AB5000 system is approved by the FDA for use in patients who have undergone successful cardiac surgery and subsequently develop low cardiac output, or patients who suffer from acute cardiac disorders leading to hemodynamic instability. The intent of therapy is to provide circulatory support, restore normal hemodynamics, reduce ventricular work, and allow the heart time to recover adequate mechanical function. In April 2003, the AB5000 Circulatory Support System Console and in September 2003, the AB5000 VAD were approved under PMA supplements. We received FDA clearance for our IAB in December 2006. Our iPulse console was approved by the FDA under a PMA supplement in December 2007. Our Impella 2.5 device received 510(k) clearance in June 2008 for partial circulatory support for up to six hours. We received FDA 510(k) clearance of our Impella 5.0 and Impella LD devices in April 2009 for circulatory support for up to six hours.

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

In June 2011, we received a warning letter from the FDA stating that some of our promotional materials marketed the Impella 2.5 for uses that had not been approved by the FDA. We cooperated with the FDA and made changes to our promotional materials in response to the warning letter. However, in April 2012, we received a follow up letter from the FDA stating that some of our promotional materials continued to market the Impella 2.5 in ways that are not compliant with FDA regulations. After additional action by us, we received a close-out letter in February 2013 from the FDA with respect to this matter, which noted that the FDA’s Office of Compliance had completed its review of the corrective actions we took in response to the warning letter and that the concerns cited appeared to have been addressed.

On October 26, 2012, we were informed that the United States Attorney’s Office for the District of Columbia is conducting an investigation that is focused on our marketing and labeling of the Impella 2.5. On October 31, 2012, we accepted service of a subpoena related to this investigation seeking documents related to the Impella 2.5. We believe we have substantially complied with the subpoena and have submitted the requested documents to the United States Attorney’s Office. On September 13, 2013, we entered into a tolling agreement with the United States Attorney’s Office, pursuant to which we and the United States Attorney’s Office mutually agreed to toll the applicable statutes of limitations for all criminal, civil and administrative offenses and violations that could be charged or claimed against us as of that date until June 2, 2014. On May 27, 2014, we executed an extension of the tolling agreement through February 2, 2015. Because the investigation is in the early stages, we are unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability, if any, that could result from any unfavorable outcome associated with this inquiry. We have incurred significant expenses related to this investigation and we expect to continue to incur additional expenses in the future.

On April 25, 2014, we received a subpoena from the Boston regional office of the United States Department of Health and Human Services, Office of Inspector General requesting materials relevant to our reimbursement of expenses and remuneration to healthcare providers for a six month period from July 2012 through December 2012. The Office of Inspector General has informed us that the subpoena currently relates to a civil investigation. We intend to comply fully and promptly with this request.

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

On April 25, 2014, we received a subpoena from the Boston regional office of the United States Department of Health and Human Services, Office of Inspector General requesting materials relevant to our reimbursement of expenses and remuneration to healthcare providers during the period of July 2012 through December 2012. The Office of Inspector General has informed us that the subpoena currently relates to a civil investigation. We intend to comply fully and promptly with this request.

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

Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act

In March 2010, Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or together, the Affordable Care Act. The law includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes. Specifically, the law requires the medical device industry to subsidize health care reform in the form of a 2.3% excise tax on United States sales of most medical devices beginning in 2013. We began paying the medical device excise tax in January 2013. We expect that the excise tax will continue to impact our operating expenses in the future. Because many other parts of the Affordable Care Act remain subject to implementation, the long-term impact to us is uncertain. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for our products, and impact the demand for our products or the prices at which we sell our products.

The Affordable Care Act also includes provisions known as the Physician Payments Sunshine Act, or PPSA, which requires manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare & Medicaid Services, or CMS, for subsequent public disclosure. The PPSA requires manufacturers to begin collecting data required beginning in August 2013 with the first report required for the period from August 1 through December 31, 2013 to be reported to CMS in early 2014. Similar reporting requirements have also been enacted in several states, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. Particularly, some states such as Massachusetts, Minnesota and Vermont, impose an outright ban on certain gifts to physicians. Failure to report appropriate data may result in civil or criminal fines and/or penalties.

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, Maine, and Minnesota, requiring reporting to state governments of gifts, compensation and other remuneration to physicians. The shifting regulatory environment, along with the requirement to comply in multiple jurisdictions with different compliance and reporting requirements, increases the possibility that a company may run afoul of one or more laws.

International Regulation

We are also subject to regulation in each of the foreign countries in which we sell our products. Many of the regulations applicable to our products in these countries are similar to those of the FDA. The European Union requires that our medical devices comply with the Medical Device Directive or the Active Implantable Medical Device Directive, which includes quality system and CE certification requirements. To obtain a CE Mark in the European Union, defined products must meet minimum standards of safety and quality (i.e., the essential requirements) and then undergo an appropriate conformity assessment procedure. A Notified Body assesses the quality management systems of the manufacturer and the product conformity to the essential and other requirements within the Medical Device Directive. In the European Union, we are also required to maintain certain ISO certifications in order to sell our products. Our Impella 2.5, Impella 5.0, Impella LD, Impella CP, AB5000, BVS 5000, IAB, iPulse console and Portable Driver are all approved under CE mark and are available for sale in the European Union. We are also subject to regulations and periodic review from various regulatory bodies in Canada, Japan and other countries where we sell our products. Lack of regulatory compliance in any of these jurisdictions could limit our ability to distribute products in these countries.

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

Other Regulations

We are also subject to various international, federal, state and local laws and regulations relating to such matters as safe working conditions, laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research and development and manufacturing activities. Specifically, the manufacture of our biomaterials is subject to compliance with federal environmental regulations and by various state and local agencies. Although we believe we are in compliance with these laws and regulations in all material respects, we cannot provide assurance that we will not be required to incur significant costs to comply with these and other laws or regulations in the future.

Seasonality

Our quarterly net sales are influenced by many factors, including new product introductions, acquisitions, regulatory approvals, patient and physician holiday schedules, and other factors. Net sales in the first and second fiscal quarters are typically lower than other quarters of the year due to the seasonality of the United States and European markets, where summer vacation schedules normally result in fewer medical procedures.

Employees

As of March 31, 2014, we had 511 full-time employees, including:

•	105 in product engineering, research and development, and regulatory;

•	211 in sales, clinical support, marketing, field service and related support;

•	142 in manufacturing; and

•	53 in general and administration.

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

For the years ended March 31, 2014 and 2013, we recognized net income of approximately $7.4 million and $15.0 million, respectively. For the year ended March 31, 2012, we were essentially break-even as we recognized a net income of $1.5 million. Prior to fiscal 2012, we had incurred losses and had no history of profitability. The profitability we achieved in recent years may not be indicative of our ability to sustain profitability and we may incur losses from operations in future periods. We historically have incurred net losses from our operations. Any losses incurred in the future may result primarily from, among other things, the expansion of our global distribution network, investments in new markets such as Japan, ongoing product and clinical development, costs related to new business development initiatives and legal and other expenses related to our compliance with the subpoena received from the U.S. Department of Justice in October 2012 and the subpoena we received from the Boston regional office of the U.S. Department of Health and Human Services, Office of Inspector General in April 2014 and our defense of other legal claims. Additionally, due to the introduction of the U.S. medical device tax in January 2013 we began incurring a 2.3% excise tax on the sales of certain of our products in the U.S. regardless of whether we are profitable or not. These expenditures may include costs associated with hiring additional personnel, performing clinical trials, continuing our research and development relating to our products under development, seeking regulatory approvals and, if we receive these approvals, commencing commercial manufacturing and marketing activities. The amount of these expenditures is difficult to forecast accurately and cost overruns may occur. We also expect that we will make significant expenditures to market and manufacture in commercial quantities our approved circulatory care products, and any other new products for which we may incur additional expense to obtain regulatory approvals or clearances in the future.

If we fail to obtain and maintain necessary governmental approvals for our products and indications, we may be unable to market and sell our products in certain jurisdictions.

Medical devices such as ours are extensively regulated by the FDA in the U.S. and by other federal, state, local and foreign authorities. Governmental regulations relate to the testing, development, manufacturing, labeling, design, sale, promotion, distribution, importing, exporting and shipping of our products. In the U.S., before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we must generally first receive either a premarket approval, or PMA, or 510(k) clearance from the FDA. Both of these processes can be expensive and lengthy and entail significant expenses, primarily related to clinical trials. The FDA’s 510(k) clearance process usually takes between three to twelve months, but it can often last longer.

The process of obtaining a PMA approval is much more costly and uncertain than the 510(k) clearance process. It generally takes between one to three years, or even longer, from the time the PMA application is submitted to the FDA. In January 2011, the FDA announced plans to make changes to its 510(k) clearance process. Although the effect of these changes is still unknown, these changes may further delay the time it takes us to prepare applications for 501(k) clearance or the length of time required to receive 510(k) clearance. We cannot assure you that any regulatory clearances or approvals, either foreign or domestic, will be granted on a timely basis, if at all. If we are unable to obtain regulatory approvals or clearances for use of our products under development, or if the patient populations for which they are approved are not sufficiently broad, the commercial success of these products could be limited. The FDA may also limit the claims that we can make about our products. Abiomed will be governed more by the PMA and HDE processes as it converts its Impella products from the 510(k) clearance to the PMA approvals which were called for under the FDA 515i program.PMA and HDE approvals can be supplemented (“PMA or HDE Supplements”) with applications that propose new products that address the same intended use or for new intended uses for the approved products.FDA has indicated it will allow for all Impella products to remain on the market while this conversion takes place.

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

The FDA implemented the 515 Program Initiative in 2009 to facilitate the potential reclassification of twenty-six classes of medical devices which are currently classified as Class III devices. Class I and II devices are generally considered to be lower risk than Class III devices and require clearance through the FDA’s 510(k) premarket notification process. Class III devices, however, are typically higher risk and first-of-a-kind and require approval through a PMA which is a much more costly and uncertain process to approval than the 510(k) premarket notification process. Under the 515 Program Initiative, the FDA is reviewing Class III device types to determine whether any of them should be reclassified as Class I or II devices or if they should remain classified as Class III devices and be subject to approval through the PMA process.

In December 2012, as part of the 515 Program Initiative, an FDA panel voted to recommend continuation of Class III status for the temporary ventricular support devices within the non-roller type cardiopulmonary bypass blood pumps category, which includes our Impella products. The panel’s recommendation of Class III for this category of device is consistent with the current Class III designation for these device types. If the FDA accepts the panel’s determination and issues a final order classifying these devices in Class III, we will have 90 days from the date of the issuance of that order to file a PMA application for Impella 2.5 in order for the product to remain on the market. Under the 515 Program Initiative, we will be permitted to continue to market our Impella products pursuant to the 510(k) clearance for a sufficient period of time to allow for the submission and review of PMA applications relating to our Impella products. As of March 31, 2014, we submitted the final module of the modular PMA application to the FDA for our Impella 2.5 device. The PMA will be treated as a standard PMA and all modules will now be combined for final review by the FDA.

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

If the FDA or another regulatory or enforcement agency determines that we have promoted off-label use of our products, we may be subject to various penalties, including civil or criminal penalties. We have received an administrative subpoena from the U.S. Department of Justice which is conducting an investigation that is focused on our marketing and labeling of the Impella 2.5 device.

The FDA, the U.S. Department of Justice, the Department of Health and Human Services, Office of the Inspector General and other regulatory or enforcement agencies actively enforce regulations prohibiting promotion of off-label use and the promotion of products for which marketing clearance has not been obtained. If such agency determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products, such agency could disagree and conclude that we have engaged in off-label promotion. In June 2011 we received a warning letter from the FDA stating that some of our promotional materials marketed the Impella 2.5 for uses that had not been approved by the FDA. We cooperated with the FDA and made changes to our promotional materials in response to the warning letter. However, in April 2012, we received a follow up letter from the FDA stating that some of our promotional materials continued to market the Impella 2.5 in ways that are not compliant with FDA regulations. After additional actions by us, we received a close-out letter in February 2013 from the FDA with respect to this matter, which noted that the FDA’s Office of Compliance had completed its review of the corrective actions we took in response to the warning letter and that the concerns cited appeared to have been addressed. The close-out letter, however, provides no assurance that there may not be other occurrences that may be subject to regulatory or enforcement action.

On October 26, 2012, we were informed that the United States Attorney’s Office for the District of Columbia is conducting an investigation that is focused on our marketing and labeling of the Impella 2.5. On October 31, 2012, we accepted service of a subpoena related to this investigation seeking documents related to the Impella 2.5. We believe we have substantially complied with the subpoena and have submitted the requested documents to the United States Attorney’s Office. On September 13, 2013, we entered into a tolling agreement with the United States Attorney’s Office, pursuant to which we and the United States Attorney’s Office mutually agreed to toll the applicable statutes of limitations for all criminal, civil and administrative offenses and violations that could be charged or claimed against us as of that date until June 2, 2014. On May 27, 2014, we executed an extension of the tolling agreement through February 2, 2015. Because the investigation is in the early stages, we are unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability, if any, that could result from any unfavorable outcome associated with this inquiry. We have incurred significant expenses related to this investigation, and we expect to continue to incur additional expenses in the future.

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

On November 16 and 19, 2012, two purported class action complaints were filed against us and certain of our officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of our common stock, on behalf of themselves and persons or entities that purchased or acquired our securities between August 5, 2011 and October 31, 2012. The complaints alleged that the defendants violated the federal securities laws in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seek damages in an unspecified amount. The Court has consolidated these complaints and a consolidated amended complaint was filed by the plaintiffs on May 20, 2013. On July 8, 2013, we filed a motion to dismiss the consolidated class action. Oral arguments on our motion to dismiss were conducted before the presiding district court judge on September 18, 2013. On April 10, 2014, the U.S. District Court entered an order granting our motion and dismissed the consolidated and amended complaint. On May 9, 2014, the plaintiffs filed a notice of appeal.

On February 4, 2013, an alleged stockholder of the Company filed a derivative action on our behalf against each of our directors in the U.S. District Court for the District of Massachusetts. The complaint alleged that the directors breached their fiduciary duties to us and our stockholders in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and sought damages in an unspecified amount. On March 22, 2013, we filed a motion to dismiss the derivative action. On June 21, 2013, the District Court granted our motion to dismiss. The plaintiff has appealed the dismissal to the United States Court of Appeals for the First Circuit. Oral argument was conducted before the appellate court on February 5, 2014.

We intend to defend these lawsuits vigorously. We cannot be assured, however, that we will be successful. We may have to pay damage awards, indemnify our officers and directors from damage awards that may be entered against them or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in these current litigations or any future litigation could have material adverse effects on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, defending these litigations could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition and ability to finance our operations.

Our current and planned clinical trials may not begin on time, or at all, and may not be completed on schedule, or at all.

In order to obtain PMA approval and in some cases, 510(k) clearance, we may be required to conduct well-controlled clinical trials designed to test the safety and effectiveness of the product. In order to conduct clinical studies, we must generally receive an investigational device exemption, or IDE, for each device from the FDA. An IDE allows us to use an investigational device in a clinical trial to collect data on safety and effectiveness that will support an application for premarket approval or 510(k) clearance from the FDA. We have received IDE approval and completed the clinical trial for our Impella RP and are preparing to file an HDE and have closed our Portable Driver IDE study due to lack of enrollment. In December 2010, we announced the termination of our Protect II study based on a futility determination at the planned interim analysis regarding the primary end-point, which we view as likely to be due to unanticipated confounding variables related to the use of rotational atherectomy in the study.

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

The results of pre-clinical studies do not necessarily predict future clinical trial results and previous clinical trial results may not be repeated in subsequent clinical trials. We may suffer delays, cost overruns and terminate manufacturing of certain of our products despite achieving promising results in pre-clinical testing or early clinical testing. In addition, the data obtained from clinical trials may be inadequate to support approval or clearance of a submission. The FDA may disagree with our interpretation of the data from our clinical trials, or may find the clinical trial design, conduct or results inadequate to demonstrate the safety and effectiveness of the product candidate. The FDA may also require us to conduct additional pre-clinical studies or clinical trials which could further delay approval of our products. The FDA or other international regulatory agencies will require post market studies which can be burdensome and expensive. If we are unable to receive FDA approval of an IDE to conduct clinical trials or the trials are halted by the FDA or others or if we are unsuccessful in receiving FDA approval of a product candidate, we would not be able to sell or promote the product candidate in the U.S., which could seriously harm our business. Moreover, we face similar risks in each jurisdiction in which we sell or propose to sell our products. If we make modifications to a product, whether in response to results of clinical testing or otherwise, we could be required to start our clinical trials over, which could cause serious delays that would adversely affect our results of operations. Even modest changes to certain components of our products could result in months or years of additional clinical trials.

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

Any modification to an FDA-cleared device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use, requires a new 510(k) clearance or PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA may review any such decision. Modifications of this type are common with new products. We anticipate that the first generation of each of our products will undergo a number of changes, refinements, enhancements and improvements over time. If the FDA requires us to seek clearance or approval for modification of a previously cleared product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval and we may be subject to significant regulatory fines or penalties, which could have a material adverse effect on our financial results and competitive position. We also cannot assure you that we will be successful in obtaining clearances or approvals for our modifications, if required. We and our third-party suppliers of product components are also subject to inspection and market surveillance by the FDA and other regulatory agencies for QSR and other requirements, the interpretation of which can change. Compliance with QSR and similar legal requirements can be difficult and expensive. Enforcement actions resulting from failure to comply with government requirements could result in fines, suspensions of approvals or clearances, recalls or seizure of products, operating restrictions or shutdown, and criminal prosecutions that could adversely affect the manufacture and marketing of our products. The FDA or another regulatory agency could withdraw a previously approved product from the market upon receipt of newly discovered information, including a failure to comply with regulatory requirements, the occurrence of unanticipated problems with products following approval, or other reasons, which could adversely affect our operating results.

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

In March 2010, the federal government enacted healthcare reform legislation. The legislation has changed the manner in which healthcare services are provided and paid for in the U.S. These changes may impact reimbursement for health care services, including reimbursement to hospitals and physicians. States may also enact further legislation that impacts Medicaid payments to hospitals and physicians. In addition, the Centers for Medicare & Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program in the U.S., has established new payment levels for hospitals and physicians in line with the new legislation, which can increase or decrease payment to such entities.

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

Internationally, medical reimbursement systems vary significantly from country to country, with some countries limiting medical centers spending through fixed budgets, regardless of levels of patient treatment, and other countries requiring application for, and approval of, government or third-party reimbursement. Even if we succeed in bringing our new products to market, uncertainties regarding future healthcare policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at profitable prices.

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

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, Maine, and Minnesota, requiring reporting to state governments of gifts, compensation and other remuneration to physicians. The Physician Payments Sunshine Act, or PPSA, which was signed into law on March 23, 2010, requires manufacturers of drug, device, biologics, and medical supplies covered under Medicare, Medicaid, or State Children’s Health Insurance Program, or SCHIP, to report payments made to physicians on an annual basis to the U.S. Department of Health and Human Services, or HHS. Companies were required to start collecting this data on August 1, 2013 and are required to report this information to HHS in 2014. These laws all provide for penalties for non-compliance. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and reporting requirements, increases the possibility that we may run afoul of one or more laws. On April 25, 2014, we received a subpoena from the Boston regional office of the United States Department of Health and Human Services, Office of Inspector General requesting materials relating to our reimbursement of expenses and remuneration to healthcare providers during the period of July 2012 through December 2012.

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

We derive, and expect to continue to derive, most of our revenues from sales of our Impella products. While we cannot fully predict what level of revenues our Impella products will generate, we anticipate that Impella product sales will continue to account for a significant portion of our revenues in the foreseeable future. Implementation of our business strategy depends on continued sales of our Impella products. Our ability to generate sales of our Impella products may be impaired by the factors described below:

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

Advances in medical technology, biotechnology and pharmaceuticals may reduce the size of the potential markets for our products or render those products obsolete. We are aware of other heart replacement device research efforts in the U.S., Canada, Europe and Japan. In addition, there are a number of companies; including Getinge, Thoratec Corporation, CardiacAssist, Jarvik Heart, HeartWare, MicroMed Technology, EvaHeart, Terumo Heart and several early-stage companies, that are developing heart assist products, including implantable left ventricular assist devices and miniaturized rotary ventricular assist devices.

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

Our future revenue and operating results will depend on our ability to manage the anticipated growth of our business. We have experienced significant growth in recent years in the scope of our operations and increased the number of our employees. This growth has placed significant demands on our management as well as our financial and operations resources. In order to achieve our business objectives, we will need to continue to grow. However, continued growth presents numerous challenges, including:

•	developing our global sales and marketing infrastructure and capabilities;

•	expanding manufacturing capacity, maintaining quality and increasing production;

•	increasing our foreign and domestic regulatory compliance capabilities;

•	implementing appropriate operational, financial and IT systems and internal controls;

•	identifying, attracting and retaining qualified personnel, particularly experienced clinical staff; and

•	training, managing and supervising our personnel worldwide.

Any failure to manage our growth effectively could impede our ability to successfully develop, market and sell our products, which could seriously harm our business.

The demand for some of our products and products under development is unproven, and we may be unable to successfully commercialize our products.

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

Clinicians must be trained to use our products proficiently. It is critical to the success of our business that we ensure that there are a sufficient number of clinicians familiar with, trained on and proficient in the use of our products. Convincing clinicians to dedicate the time and energy necessary to obtain adequate training in the use of our products is challenging and we may not be successful in these efforts. If clinicians are not properly trained, they may misuse or ineffectively use our products. Any improper use of our products may result in unsatisfactory outcomes, patient injury, negative publicity or lawsuits against us, any of which could harm our reputation and affect future product sales. Furthermore, our inability to educate and train clinicians to use our products may lead to lower demand for our products.

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

We depend heavily on the contributions of the principal members of our business, financial, technical, sales and support, regulatory and clinical, operating and administrative management and staff, many of whom would be difficult to replace. Our key personnel include our senior officers, many of whom have very specialized scientific, medical or operational knowledge. The loss of the service of any of the key members of our senior management team may significantly delay or prevent our achievement of our business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success. For example, many of the members of our clinical staff are registered nurses with experience in the surgery suite or cath lab, of which only a limited number of whom seek employment with a company like ours. Competition for skilled and experienced personnel in the medical devices industry is intense. We face competition for skilled and experienced management, scientific, clinical, engineering and sales personnel from numerous medical device and life sciences companies, universities, governmental entities and other research institutions. If we lose the services of any of the principal members of our management and staff, or if we are unable to attract and retain qualified personnel in the future, especially scientific and sales personnel, our business could be adversely affected.

If our suppliers cannot provide the components we require, our ability to manufacture our products could be harmed.

We rely on third-party suppliers to provide us with some components used in our existing products and products under development. For example, we outsource the manufacturing of most of our consoles other than final assembly and testing and the sterilization process for our products. Relying on third-party suppliers makes us vulnerable to component part failures/obsolescence and to interruptions in supply, either of which could impair our ability to conduct clinical tests or to ship our products to our customers on a timely basis. Using third-party vendors makes it difficult and sometimes impossible for us to test fully certain components, such as components on circuit boards, maintain quality control, manage inventory and production schedules and control production costs. Manufacturers of our product components may be required to comply with the FDA or other regulatory manufacturing regulations and to satisfy regulatory inspections in connection with the manufacture of the components. Any failure by a supplier to comply with applicable requirements could lead to a disruption in supply. Vendor lead times to supply us with ordered components vary significantly and often can exceed six months or more. Both now and as we expand our manufacturing capacity, we cannot be sure that our suppliers will furnish us required components when we need them. These factors could make it more difficult for us to manufacture our products effectively and efficiently and could adversely impact our results of operations.

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

We are seeking to expand our international sales of our products by recruiting direct sales and support teams outside the U.S. Our international operations in Germany, France, Canada, Japan and the United Kingdom will be subject to a number of risks, which may vary from the risks we experience in the U.S., including:

•	the need to obtain regulatory approvals in foreign countries before our products may be sold or used;

•	the need to procure reimbursement for our products in each foreign market;

•	the generally lower level of reimbursement available in foreign markets relative to the U.S.;

•	longer sales cycles;

•	limited protection of intellectual property rights;

•	difficulty and delays in collecting accounts receivable;

•	different income tax and sales tax environments;

•	difficulty in supporting patients using our products;

•	fluctuations in the values of foreign currencies; and

•	political and economic instability.

If we are unable to effectively expand our sales activities in international markets, our results of operations could be negatively impacted.

We intend to expand our reliance on distributors in some international markets and poor performance by a distributor could reduce our sales and harm our business.

We rely on distributors to market and sell our products in certain parts of Europe, Asia, South America, the Middle East and Australia. Many of these distributors have the exclusive right to distribute our products in their territory. We may hire distributors to market our products in additional international markets. Our success in these markets will depend almost entirely upon the efforts of our distributors, over whom we have little or no control. If a distributor does not market and sell our products aggressively and maintain a continued focus on the sale and distribution of our products, we could lose sales and impair our ability to compete in that market. We are also subject to credit risk associated with shipments to our distributors and this could negatively impact our financial condition and liquidity in the future.

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

Historically, our annual and quarterly operating results have fluctuated widely and we expect these fluctuations to continue. Among the factors that may cause our operating results to fluctuate are:

•	the timing of customer orders and deliveries;

•	competitive changes, such as price changes or new product introductions that we or our competitors may make;

•	the timing of regulatory actions, such as product approvals or recalls;

•	costs we incur developing and testing our Impella heart pumps and other products;

•	costs we incur in anticipation of future sales, such as inventory purchases, expansion of manufacturing facilities, or establishment of international sales offices;

•	costs we incur in connection with the class action suits and derivative action that has been filed against us;

•	costs we incur in connection with the investigation being conducted by the United States Attorney’s Office for the District of Columbia;

•	additional taxes, such as the Medical Device tax;

•	timing of certain marketing programs and events;

•	economic conditions in the healthcare industry; and

•	efforts by governments, insurance companies and others to contain health care costs, including changes to reimbursement policies.

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

At March 31, 2014, the Company had federal and state net operating loss carryforwards, or NOLs, of approximately $193.0 million which expire in varying years from fiscal 2015 through fiscal 2034. During the year ended March 31, 2014, state NOLs of approximately $1.2 million expired. In addition, at March 31, 2014, the Company had federal and state research and development credit carryforwards of approximately $12.5 million and $5.8 million, respectively, which expire in varying years from fiscal 2015 through fiscal 2034.

We are required to regularly assess our ability to realize our deferred tax assets, including our NOLs. If we determine that all or a portion of our deferred tax assets may not be realized, then we will be required to release some or all of our valuation allowance for those assets, which could have a material adverse impact on our results of operations.

We may not have sufficient funds to develop and commercialize our new products.

The development, manufacture and sale of any medical device is very expensive. We cannot be sure that we will have the necessary funds to develop and commercialize our new products, or that additional funds will be available on commercially acceptable terms, if at all. If we are unable to obtain the necessary funding to develop and commercialize our products, our business may be adversely affected. We believe we have sufficient liquidity to finance our operations for the next fiscal year. We also may evaluate from time to time other financing alternatives as necessary to fund operations.

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

Disruptions of critical information systems or material breaches in the security of our systems could harm our business, customer relations and financial condition.

We rely in part on information technology to store information, interface with customers, maintain financial accuracy and accurately produce our financial statements. If our information technology systems do not effectively and securely collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could have a material adverse effect on our results of operations, financial condition and the timeliness with which we report our internal and external operating results.

Our business requires us to use and store customer, vendor, employee and business partner and, in certain instances patient, personally identifiable information. We are subject to various domestic and international privacy and security regulations, including but not limited to the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

While we devote significant resources to network security, data encryption and other security measures to protect our systems and data, including our own proprietary information and the confidential and personally identifiable information of our customers, employees, business partners and patients, these security measures cannot provide absolute security. The costs to us to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful, resulting potentially in the theft, loss, destruction or corruption of information we store electronically, as well as unexpected interruptions, delays or cessation of service, any of which could cause harm to our business operations. Moreover, if a computer security breach or cyber-attack affects our systems or results in the unauthorized release of proprietary or personally identifiable information, our reputation could be materially damaged and our operations could be impaired. We would also be exposed to a risk of loss or litigation and potential liability, which could have a material adverse effect on our business, results of operations and financial condition.

If we acquire other companies or businesses, we will be subject to risks that could hurt our business.

We may pursue acquisitions to obtain complementary businesses, products or technologies. Any such acquisition may not produce the revenues, earnings or business synergies that we anticipate and an acquired business, product or technology might not perform as we expect. Our management could spend a significant amount of time, effort and money in identifying, pursuing and completing the acquisition. If we complete an acquisition, we may encounter significant difficulties and incur substantial expenses in integrating the operations and personnel of the acquired company into our operations. In particular, we may lose the services of key employees of the acquired company and we may make changes in management that impair the acquired company’s relationships with employees, vendors and customers. Additionally, we may acquire development-stage companies that are not yet profitable and which require continued investment, which could decrease our future earnings or increase our futures losses.

Any of these outcomes could prevent us from realizing the anticipated benefits of an acquisition. To pay for an acquisition, we might use stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use stock, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity would be reduced. As a result of our annual impairment testing, we may be required to capitalize a significant amount of intangibles, including goodwill, which may lead to significant amortization or write-off charges. These amortization charges and write-offs could decrease our future earnings or increase our future losses.

We use estimates, make judgments and apply certain methods in measuring the progress of our business in determining our financial results and in applying our accounting policies. As these estimates, judgments and methods change, our assessment of the progress of our business and our results of operations could vary.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, complexities, uncertainties and assumptions, and factors may arise over time that may lead us to change our methods, estimates and judgments. Changes in any of our assumptions may cause variation in our reporting and may adversely affect our reported financial results.

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

The market price of our common stock has fluctuated widely and may continue to do so. For example, from April 1, 2013 to March 31, 2014, the price of our stock ranged from a low of $16.05 per share to a high of $30.77 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

•	variations in our quarterly results of operations;

•	the status of regulatory approvals for our products;

•	the introduction of new products by us or our competitors;

•	acquisitions or strategic alliances involving us or our competitors;

•	changes in health care policy or third-party reimbursement practices;

•	changes in estimates of our performance or recommendations by securities analysts;

•	the hiring or departure of key personnel;

•	results of clinical trials of our products;

•	future sales of shares of common stock in the public market;

•	the outcome of currently pending litigation and governmental investigations; and

•	market conditions in the industry, particularly around reimbursement for our products and the economy as a whole.

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

Our headquarters is located at 22 Cherry Hill Drive in Danvers, Massachusetts and consists of approximately 96,000 square feet of space under an operating lease. In February 2014, we entered into a lease agreement to continue renting our existing space plus 16,800 additional square feet through February 28, 2021. In addition, we have certain rights to terminate the lease early, subject to the payment of a specified termination fee based on the timing of the termination, as further outlined in the lease amendment. This facility encompasses most of our U.S. operations, including research and development, manufacturing, sales and marketing and general and administrative departments. The monthly lease payments over the term of the lease are as follows:

•	The base rent for March 2014 through April 2014 was $66,000 per month; and

•	The base rent for May 2014 through February 2016 is $74,050 per month; and

•	The base rent for March 2016 through February 2018 will be $70,750 per month; and

•	The base rent for March 2018 through February 2021 will be $72,750 per month.

Our European headquarters is located in Aachen, Germany and consists of approximately 33,000 square feet of space under an operating lease. In July 2013, we entered into a lease agreement to continue renting our existing space in Aachen, Germany through July 31, 2023. The lease payments are approximately 34,500€ (euro) (approximately U.S. $47,000 at March 31, 2014 exchange rates) per month. The building houses most of the manufacturing operations for our Impella product line as well as certain research and development functions and the sales, marketing and general and administrative functions for most of our product lines sold in Europe and the Middle East.

We lease a small office in Paris, France, which focuses on the sales and marketing of our product lines sold in France. We also lease a small office in Tokyo, Japan which houses regulatory personnel as we prepare for commercial launch in Japan.

ITEM 3.	LEGAL PROCEEDINGS

We are involved from time to time in various legal actions, the outcomes of which are not within our complete control and may not be known to us for prolonged periods of time. For a discussion of our material legal proceedings as of March 31, 2014, please see Note 11 to our consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated by reference into this item.

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

Market Price

Our common stock is traded on the Nasdaq Global Market under the symbol “ABMD.” The following table sets forth the range of high and low sales prices per share of common stock, as reported by the Nasdaq Global Market for our two most recent fiscal years:

	High	Low
Fiscal Year Ended March 31, 2013
First Quarter	$26.17	$18.74
Second Quarter	24.93	19.49
Third Quarter	21.29	11.80
Fourth Quarter	18.92	11.96

	High	Low
Fiscal Year Ended March 31, 2014
First Quarter	$23.50	$16.05
Second Quarter	25.25	18.15
Third Quarter	29.24	18.54
Fourth Quarter	30.77	25.26

Number of Stockholders

As of May 15, 2014, we had approximately 561 holders of record of our common stock and there were approximately 9,050 beneficial holders of our common stock. Many beneficial holders hold their stock through depositories, banks and brokers included as a single holder in the single “street” name of each respective depository, bank, or broker.

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

Performance Graph

The following graph compares the yearly change in the cumulative total stockholder return for our last five full fiscal years, based upon the market price of our common stock, with the cumulative total return on a Nasdaq Composite Index (U.S. Companies) and a peer group, the Nasdaq Medical Equipment-SIC Code 3840-3849 Index, which is comprised of medical equipment companies, for that period. The performance graph assumes the investment of $100 on March 31, 2009 in our Common Stock, the Nasdaq Composite Index (U.S. Companies) and the peer group index, and the reinvestment of any and all dividends.

Cumulative Total Return ($)

	3/31/2009	3/31/2010	3/31/2011	3/31/2012	3/31/2013	3/31/2014
ABIOMED, Inc	100.00	210.61	296.53	452.86	381.02	531.43
Nasdaq Composite Index	100.00	156.87	181.94	202.25	213.76	274.70
Nasdaq Medical Equipment SIC Code 3840-3849	100.00	153.75	180.85	158.14	162.01	186.43

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

Transfer Agent

American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038, is our stock Transfer Agent.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

	Fiscal Years Ended March 31,
	2014	2013	2012	2011	2010
	(in $000’s)
Statement of Operations Data:
Revenue:
Products	$183,280	$157,614	$125,286	$99,837	$84,765
Funded research and development	363	510	1,089	1,314	948

	183,643	158,124	126,375	101,151	85,713

Costs and expenses:
Cost of product revenue	37,322	31,596	24,507	21,977	22,529
Research and development	30,707	25,647	27,159	26,677	25,954
Selling, general and administrative	107,251	84,227	71,711	62,287	60,837
Amortization of intangible assets	—	111	1,478	1,395	1,469

	175,280	141,581	124,855	112,336	110,789

Income (loss) from operations	8,363	16,543	1,520	(11,185)	(25,076)

Other income (expense):
Investment income (expense), net	118	(7)	(3)	9	373
Gain on sale of WorldHeart stock	—	—	—	456	6,389
Gain on settlement of investment	—	—	1,017	—	—
Other income (expense), net	49	326	9	(143)	(39)

	167	319	1,023	322	6,723

Income (loss) before income tax provision	8,530	16,862	2,543	(10,863)	(18,353)
Income tax provision	1,179	1,848	1,048	892	671

Net income (loss)	$7,351	$15,014	$1,495	$(11,755)	$(19,024)

Basic net income (loss) per share	$0.19	$0.38	$0.04	$(0.32)	$(0.52)
Basic weighted average shares outstanding	39,334	39,113	38,374	37,167	36,875
Diluted net income (loss) per share	$0.18	$0.37	$0.04	$(0.32)	$(0.52)
Diluted weighted average shares outstanding	41,606	41,052	40,172	37,167	36,875

Balance Sheet Data:
Cash, cash equivalents, and short and long term marketable securities	$118,340	$88,113	$77,223	$60,312	$58,265
Working capital	87,555	89,549	88,124	62,394	64,604
Total assets	205,407	169,999	153,911	131,588	129,570
Stockholder’s equity	168,353	137,080	126,297	104,743	107,956

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our strategic focus and the driver of the majority of our revenue growth is the market penetration of our Impella family of products. Our Impella 2.5 product received 510(k) clearance in June 2008 from the U.S. Food and Drug Administration, or FDA, for partial circulatory support for up to six hours and has been placed at 859 sites since initial launch.

We received 510(k) clearance in April 2009 for our Impella 5.0 and Impella LD devices for circulatory support for up to six hours. These devices are larger and provide more blood flow to patients than the Impella 2.5.

In September 2012, our Impella CP product received 510(k) clearance from the FDA for partial circulatory support for up to six hours. The Impella CP also has CE Mark approval and Health Canada approval which allow us to market the device in the European Union and Canada. As of March 31, 2014, we have placed Impella CP at approximately 389 U.S. hospitals.

In November 2012, we announced that the Impella RP received Investigational Device Exemption, or IDE, approval from the FDA for use in RECOVER RIGHT, a pivotal clinical study in the U.S. The RECOVER RIGHT study was designed to enroll up to 30 patients with signs of right side heart failure who require hemodynamic support and are being treated in the cath lab or surgery suite. The Impella RP is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of flow per minute and is intended to provide the flow and pressure needed to compensate for right side heart failure. In April 2013, we enrolled the first patient in RECOVER RIGHT and we had completed enrollment of the 30 patients in the Impella RP RECOVER RIGHT study in March 2014. In May 2014, we received approval for implementation of a Continuous Access Protocol, or CAP, from the FDA for the RECOVER RIGHT RP Trial. The CAP will allow us to enroll up to 22 additional patients at the 15 U.S. investigational sites for a six month period. In April 2014, the Impella RP received CE Marking approval which allows for commercial sales of Impella RP in the EU and other countries that require a CE Marking approval for commercial sales. This product is not currently available for commercial use outside of Europe.

In December 2012, as part of the FDA’s 515 Program Initiative, an FDA panel voted to recommend continuation of Class III status for temporary ventricular support devices within the non-roller type cardiopulmonary bypass blood pumps category, which includes our Impella products. The panel’s recommendation of Class III for this category of device is consistent with the current Class III designation for these device types. The FDA accepted the Panel’s recommendation recently as reflected in its issuance of a Proposed Order reflecting this categorization. The Proposed Order was open for public comment until April 7 2014. The FDA process will then be to address the public comments and over an unspecified period of time develop and issues a final order classifying these devices in Class III. We will then be required to file a PMA application for our Impella products. We will have 90 days to file the PMA application from the issuance of the Final Order. Under the 515 Program Initiative, we will be permitted to continue to market our Impella products pursuant to the 510(k) clearance for a sufficient period of time to allow for the submission and review of PMA applications relating to our Impella products.

We have been working with the FDA to submit a modular PMA submission for Impella 2.5 in response to the panel’s recommendation of Class III for Impella products. A modular PMA allows for a parallel submission of preclinical and manufacturing data for review while still preparing the clinical module. In July 2013, we received written notification that the FDA has reviewed our proposed PMA shell for modular review of the Impella 2.5 System. The FDA has confirmed that it agrees with our proposed shell and we submitted all modules required by the FDA as part of the planned modular PMA submission in March 2014. The PMA will be treated as a standard PMA and all modules will now be combined for final review by the FDA.

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

On October 26, 2012, we were informed that the United States Attorney’s Office for the District of Columbia is conducting an investigation that is focused on our marketing and labeling of the Impella 2.5. On October 31, 2012, we accepted service of a subpoena related to this investigation seeking documents related to the Impella 2.5. We believe we have substantially complied with the subpoena and have submitted the requested documents to the United States Attorney’s Office. On September 13, 2013, we entered into a tolling agreement with the United States Attorney’s Office, pursuant to which we and the United States Attorney’s Office mutually agreed to toll the applicable statutes of limitations for all criminal, civil and administrative offenses and violations that could be charged or claimed against us as of that date until June 2, 2014. On May 27, 2014, we executed an extension of the tolling agreement through February 2, 2015. Because the investigation is in the early stages, we are unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability, if any, that could result from any unfavorable outcome associated with this inquiry. We have incurred significant expenses related to this investigation and we expect to continue to incur additional expenses in the future.

On November 16 and 19, 2012, two purported class action complaints were filed against us and certain of our officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of our common stock, on behalf of themselves and persons or entities that purchased or acquired our securities between August 5, 2011 and October 31, 2012. The complaints alleged that the defendants violated the federal securities laws in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seek damages in an unspecified amount. The Court has consolidated these complaints and a consolidated amended complaint was filed by the plaintiffs on May 20, 2013. On July 8, 2013, we filed a motion to dismiss the consolidated class action. Oral arguments on our motion to dismiss were conducted before the presiding district court judge on September 18, 2013. On April 10, 2014, the U.S. District Court entered an order granting our motion and dismissed the consolidated and amended complaint. On May 9, 2014, the plaintiffs filed a notice of appeal.

On February 4, 2013, an alleged stockholder of the Company filed a derivative action on our behalf against each of our directors in the U.S. District Court for the District of Massachusetts. The complaint alleged that the directors breached their fiduciary duties to us and our stockholders in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and sought damages in an unspecified amount. On March 22, 2013, we filed a motion to dismiss the derivative action. On June 21, 2013, the District Court granted our motion to dismiss. The plaintiff has appealed the dismissal to the United States Court of Appeals for the First Circuit. Oral argument was conducted before the appellate court on February 5, 2014.

On April 25, 2014, we received a subpoena from the Boston regional office of the United States Department of Health and Human Services, Office of Inspector General requesting materials relevant to our reimbursement of expenses and remuneration to healthcare providers for a six month period from July 2012 through December 2012. The Office of Inspector General has informed us that the subpoena currently relates to a civil investigation. We intend to comply fully and promptly with this request.

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

For the year ended March 31, 2014, we recognized net income of $7.4 million. Even though we were profitable in fiscal 2014, we may incur additional losses in the future as we continue to invest in research and development related to our products, conduct clinical studies and registries on our products, expand our commercial infrastructure, pay additional excise taxes as a result of the implementation of the medical device tax in the U.S. in January 2013, incur additional legal fees to comply with the subpoena received from the Department of Justice in October 2012 and the Office of the Inspector General in April 2014, defend ourselves from other legal claims, incur additional costs in preparing our PMA application, enter into collaborations with other parties and invest in new markets such as Japan.

Critical Accounting Policies and Estimates

Significant Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, collectability of receivables, realizability of inventory, goodwill and intangible assets, valuation of long-lived assets, accrued expenses, warranty provisions, stock-based compensation, income taxes, including the valuation allowance for deferred tax assets, contingencies and litigation. Provisions for depreciation are based on their estimated useful lives using the straight-line method. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions.

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

Revenue from product sales to customers is recognized when delivery has occurred. All costs related to product sales are recognized at time of delivery. We do not provide for rights of return to customers on our product sales and therefore we do not record a provision for returns.

Maintenance and service support contract revenues are included in product revenue and are recognized ratably over the term of the service contracts. Revenue is recognized as it is earned in limited instances where we rent console medical devices to customers on a month-to-month basis or for a longer specified period of time. Other service revenues are recognized as the services are performed.

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

Goodwill impairment assessments are performed at the reporting unit level. The goodwill test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit’s fair value is less than the carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

In applying the goodwill impairment test, we may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value (“Step 0”). Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, cost factors, and entity specific factors such as strategies and overall financial performance. If, after assessing the qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carry amount, then performing the two-step impairment test is unnecessary.

When necessary, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. We estimate the fair value of our single reporting unit using a combination of the income approach and the market approach. The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal values for the reporting unit is discounted to a present value using an appropriate discount rate. Cash flow projections are based on management’s estimates of economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate is based on the specific risk characteristics of the reporting unit and its underlying forecast. The market approach estimates fair value by comparing publicly traded companies with similar operating and investment characteristics as the reporting unit. The fair values determined by the market approach and income approach, are weighted to determine the fair value for the reporting unit based primarily on the similarity of the operating and investment characteristics of the reporting unit to the comparable publicly traded companies used in the market approach. In order to assess the reasonableness of the calculated reporting unit’s fair value, we also compare the reporting unit’s fair value to its market capitalization (per share stock price times number of common shares outstanding) and calculate an implied control premium (the excess of the reporting unit’s fair value over the market capitalization).

If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any, by comparing the fair value of each identifiable asset and liability in the reporting unit to the total fair value of the reporting unit. Any impairment loss is expensed in the consolidated statement of operations and is not reversed if the fair value subsequently increases.

We performed a Step 0 qualitative assessment during the annual impairment review for fiscal 2014 as of October 31, 2013 and concluded that it is not more likely than not that the fair value of our single reporting unit is less than its carrying amount. Therefore, we determined that no write-down for impairment of goodwill was required for fiscal 2014. The carrying amount of goodwill at March 31, 2014 was $38.0 million.

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

We regularly assess our ability to realize our deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether our deferred tax assets are more likely than not realizable, we evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence we considered included, our history of net operating losses incurred for most of our existence, expiration of various federal and state attributes, the uncertainty relative to the Department of Justice investigation, our planned PMA application for our Impella products, expansion into new markets, such as Japan, government reimbursement environment for our products, profitability for recent years and uncertainties around forecasted profit before tax for fiscal 2015. Based on our review of all available evidence, we determined that the objectively verifiable negative evidence outweighed the positive evidence and we recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realizable as of March 31, 2014.

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

Recent Accounting Pronouncements

In June 2013, the FASB issued Accounting Standards Update, or ASU, 2013-11, Income Taxes (ASC Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar to tax loss or tax credit carryforward if certain criteria are met. The standard clarifies financial presentation requirements for unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. The guidance is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2013. We will adopt this guidance beginning in the first quarter of fiscal 2015. The impact of adoption is not expected to be material.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:

	Year Ended March 31,
	2014	2013	2012
Revenues:
Product	99.8%	99.7%	99.1%
Funded research and development	0.2	0.3	0.9

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product revenue	20.3	20.0	19.4
Research and development	16.7	16.2	21.5
Selling, general and administrative	58.4	53.3	56.7
Amortization of intangible assets	—	—	1.2

Total costs and expenses	95.4	89.5	98.8

Income from operations	4.6	10.5	1.2

Income before income tax provision	4.6	10.7	2.0
Income tax provision	0.6	1.2	0.8

Net income	4.0%	9.5%	1.2%

Fiscal Years Ended March 31, 2014 and March 31, 2013 (“fiscal 2014” and “fiscal 2013”)

Revenue

Our revenues are comprised of the following:

	Year Ended March 31,

	2014	2013
	(in $000’s)
Impella product revenue	$166,971	$140,325
Service and other revenue	10,944	9,155
Other products	5,365	8,134

Total product revenues	183,280	157,614
Funded research and development	363	510

Total revenues	$183,643	$158,124

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, and Impella LD product sales. Other product revenue includes AB5000, BVS5000 and product accessory sales. Service and other revenue represents revenue earned on service maintenance contracts and preventive maintenance calls.

Total revenues for fiscal 2014 increased by $25.5 million, or 16%, to $183.6 million from $158.1 million for fiscal 2013. The increase in total revenue was primarily due to higher Impella revenue due to greater utilization in the U.S., which was primarily attributable to the introduction of Impella CP in the second half of fiscal 2013.

Impella product revenues for fiscal 2014 increased by $26.7 million, or 19%, to $167.0 million from $140.3 million for fiscal 2013. Most of our increase in Impella revenue was from disposable catheter sales in the U.S., as we focus on increasing utilization of our disposable catheter products through continued investment in our field organization and physician training programs. Also, contributing to the sales increase was the introduction of Impella CP to 389 sites in the U.S. since regulatory approval in September 2012. Impella product revenues outside the US increased by $6.0 million, or 67%, during fiscal 2014. Most of this increase was due to Impella product sales in Europe, primarily Germany, as we expanded our commercial infrastructure there. We expect Impella revenues to continue to increase as we add new customer sites, increase utilization at existing customer sites, continue our commercial launch of Impella CP and expand our efforts in Europe.

Service and other revenue for fiscal 2014 increased by $1.7 million, or 18%, to $10.9 million from $9.2 million for fiscal 2013. The increase in service revenue was primarily due to an increase in preventative maintenance service contracts, as we expand the use of our Impella AIC consoles to additional sites.

Other product revenues for fiscal 2014 decreased by $2.7 million, or 33%, to $5.4 million from $8.1 million for fiscal 2013. The decrease in other revenue was due to a decline in BVS 5000 and AB5000 disposable sales. We are no longer actively producing the BVS 5000 and currently only actively selling the BVS 5000 upon request. We also expect that AB5000 revenue will continue to decline in fiscal 2015 as we focus our sales efforts in the surgical suite on Impella 5.0 and LD.

Cost of Product Revenue

Cost of product revenue for fiscal 2014 increased by $5.7 million, or 18%, to $37.3 million from $31.6 million for fiscal 2013. Gross margin for each of fiscal 2014 and fiscal 2013 was 80%. The increase in cost of product revenues was related to increased Impella demand and higher production volume and costs to support the higher demand for Impella products. Gross margin rates remained stable in fiscal 2014 as we maintained average selling price for Impella products in the U.S., improved manufacturing yields and product cost savings from suppliers on increased volume. These improvements were offset by increased shipments of AIC consoles and higher costs for product testing and inspection.

Research and Development Expenses

Research and development expenses for fiscal 2014 increased by $5.1 million, or 20%, to $30.7 million from $25.6 million in fiscal 2013. The increase in research and development expenses was due primarily to an increase in spending associated with our PMA application for our existing Impella products, increased headcount in quality control, clinical spending on our Impella RP IDE study and product development initiatives associated with Impella RP, Impella CP and Symphony. We expect research and development expenses to increase in fiscal 2015 as we continue to pursue our PMA application for our existing Impella products available for sale in the U.S., work on other clinical studies, such as Impella RP IDE and apply for regulatory approval for our Impella products in Japan. In addition, we expect to incur additional research and development costs as we continue to focus on new product development initiatives associated with Impella CP, Impella RP and Symphony.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2014 increased by $23.1 million, or 27%, to $107.3 million from $84.2 million in fiscal 2013. The increase in selling, general and administrative expenses was primarily due to the hiring of additional U.S. field sales and clinical personnel, increased spending on marketing initiatives as we continue to educate physicians on the benefits of hemodynamic support, implementation of the medical device tax and higher legal expenses related to the Department of Justice investigation and shareholder suits as well as expanded compliance functions. During the year ended March 31, 2014, we incurred legal expenses of approximately $6.2 million in connection with complying with the subpoena received from the Department of Justice in October 2012 and defense of other legal claims. We also incurred $2.7 million of expenses in the year ended March 31, 2014 as a result of the medical device tax, which was implemented in the U.S. in January 2013.

We expect to continue to increase our expenditures on sales and marketing activities, with particular investments in field sales and clinical personnel with cath lab expertise. We also plan to increase our marketing, service, and training investments to support the efforts of the sales and field clinical teams to drive recovery awareness for acute heart failure patients. In addition, we will continue to incur expenses as a result of the recently implemented medical device tax. We also expect to continue to incur significant legal expenses for the foreseeable future related to the Department of Justice and Office of Inspector General investigations, our defense of the appeal of the dismissals of a purported class action and a derivative action and continued expansion of compliance functions.

Amortization of Intangible Assets

Amortization primarily relates to specifically identified assets from the Impella acquisition in May 2005. We fully amortized the remaining net book value of our intangible assets during the year ended March 31, 2013.

Income Tax Provision

During fiscal 2014 and 2013, we recorded a provision for income taxes of $1.2 million and $1.8 million, respectively. The income tax provision for fiscal 2014 is comprised of $0.5 million of income taxes in Germany and $0.8 million for income taxes related to the deferred tax liability relating to tax deductible goodwill. These amounts are offset by $0.1 million reduction in federal and state income taxes due to change in estimate of alternative minimum tax in the U.S. Due to the limitations of net operating loss carryforwards, we estimate that we have an income tax provision in Germany. Accordingly, we have a tax liability in Germany that we expect that we will have to pay in cash. If we continue to be profitable, we expect that our income tax expense could increase in the future.

Net Income

During fiscal 2014, we recognized net income of $7.4 million, or $0.19 per basic share and $0.18 per diluted share compared to net income of $15.0 million, or $0.38 per basic share and $0.37 per diluted share, for the prior fiscal year. The decrease in net income in fiscal 2014 was driven by higher operating expenses from expanding our commercial infrastructure, additional research and development costs, the implementation of the medical device tax in the U.S. in January 2013, and additional legal fees to comply with the subpoena received from the Department of Justice in October 2012 and defend ourselves from other legal claims, which were partially offset by increased Impella sales resulting from greater demand for our products, particularly the Impella CP.

Even though we were profitable in fiscal 2014, we may incur additional losses in the future as we continue to invest in research and development related to our products, conduct clinical studies and registries on our products, prepare our PMA application, expand our commercial infrastructure, pay additional excise taxes, incur additional legal fees, enter into future collaborations with other parties and invest in new markets such as Japan.

Fiscal Years Ended March 31, 2013 and March 31, 2012 (“fiscal 2013” and “fiscal 2012”)

Revenue

Our revenues are comprised of the following:

	Year Ended March 31,
	2013	2012
	(in $000’s)
Impella product revenue	$140,325	$106,925
Service and other revenue	9,155	7,273
Other products	8,134	11,088

Total product revenues	157,614	125,286
Funded research and development	510	1,089

Total revenues	$158,124	$126,375

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

Liquidity and Capital Resources

At March 31, 2014, our cash, cash equivalents, and short and long-term marketable securities totaled $118.3 million, an increase of $30.2 million compared to $88.1 million in cash, cash equivalents and short-term and long-term marketable securities at March 31, 2013. We believe that our revenue from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months, exclusive of activities involving any future acquisitions of products or companies that complement or augment our existing line of products.

Our primary liquidity requirements are to fund the expansion of our commercial infrastructure in the U.S., increase our Impella manufacturing capacity, increase our inventory levels in order to meet increasing customer demand for Impella in the U.S., fund new product development, pay for fees related to the Department of Justice and Office of the Inspector General investigations, our defense of appeals and anticipated appeals relating to the dismissal of purported class actions and a derivative action against us, and our response to information requests and provide for general working capital needs. Through March 31, 2014, we have funded our operations principally from product sales and through the sale of equity securities. We also receive a small amount of funding from government research and development grants.

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

Marketable securities at March 31, 2014 consisted of $97.4 million held in funds that invest in U.S. Treasury and government-backed securities. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets.

During the year ended March 31, 2014, net cash provided by operating activities was $23.5 million, compared to $26.4 million during the same period in the prior year. The decrease in cash provided by operations was primarily attributable to the decrease in net income of $7.6 million reflected in our net income of $7.4 million for the year ended March 31, 2014 compared to $15.0 million in fiscal 2013, and an aggregate $2.4 million decrease in cash used for accounts payable and accrued expenses primarily related to an increase in payroll accruals due to additional headcount and a $0.7 million increase in cash used for prepaid expenses and other assets. These amounts were partially offset by a $4.7 million decrease in cash used for inventories attributable to our completion of building up of inventory safety stock levels in fiscal year 2013 and a $1.3 million increase in cash provided by accounts receivable due to increases in revenue and timing of receivable collections. In addition, net cash provided by operating activities was impacted by changes in non-cash adjustments, including a $1.7 million increase in stock-based compensation and a $0.8 million increase in write-downs of inventory, partially offset by a $0.2 million decrease in depreciation and amortization expense.

During the year ended March 31, 2014, net cash used for investing activities was $22.3 million, compared to $10.3 million during the same period in the prior year. The increase in cash used for investing activities was primarily attributable to an $11.4 million net increase in purchases of marketable securities, after offsetting proceeds from the sale and maturity of marketable securities. Our additions to property and equipment remained the same for fiscal 2014 at $2.8 million as fiscal 2013. We also paid $0.8 million for an investment in a private medical technology company in fiscal 2014.

During the year ended March 31, 2014, net cash provided by financing activities was $9.6 million, compared to net cash used for financing activities of $11.8 million during the same period in the prior year. The increase in net cash provided by financing activities was primarily attributable to our completion in fiscal 2013 of our share repurchase program, pursuant to which we used $15.0 million in cash used for the repurchase of common stock in fiscal 2013, and which was not repeated in fiscal 2014. Proceeds from the exercise of stock options and cash provided by the issuance of stock under our employee stock purchase plan increased by $6.4 million and $0.1 million, respectively, in fiscal 2014 as compared to fiscal 2013. These amounts were partially offset by a $0.2 million increase in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards.

Capital expenditures for fiscal 2015 are estimated to range from $3.0 to $5.0 million, and are expected to relate primarily to capital expenditures for manufacturing capacity increases for Impella, leasehold improvements and software development projects.

Cash and cash equivalents held by our foreign subsidiaries totaled $3.3 million and $2.8 million at March 31, 2014 and 2013, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Our liquidity is influenced by our ability to sell our products in a competitive industry and our customers’ ability to pay for our products. Factors that may affect liquidity include our ability to penetrate the market for our products, maintain or reduce the length of the selling cycle, investments in collaborative arrangements with other partners and collect cash from clients after our products are sold. We also expect to continue to incur legal expenses for the foreseeable future related to the Department of Justice and Inspector General’s investigations, our defense of appeals of the dismissals of a purported class action and a derivative action and our response to requests for information. We continue to review our long-term cash needs on a regular basis. At March 31, 2014, we had no long-term debt outstanding.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at March 31, 2014 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Fiscal Year (in $000’s)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease commitments	$11,777	$1,589	$2,961	$2,927	$4,300
Contractual obligations(1)	1,800	1,575	150	75	—

Total obligations	$13,577	$3,164	$3,111	$3,002	$4,300

(1)	Contractual obligations represent future cash commitments and expected liabilities under agreements with third parties, primarily for research and development activities, such as clinical trials and material purchases for new product testing.

We had no long-term debt, capital leases or other material commitments for open purchase orders and clinical trial agreements at March 31, 2014 other than those shown in the table above.

Our headquarters is located at 22 Cherry Hill Drive in Danvers, Massachusetts and consists of approximately 96,000 square feet of space under an operating lease. This facility encompasses most of our U.S. operations, including research and development, manufacturing, sales and marketing and general and administrative departments. In February 2014, we entered into a lease agreement to continue renting our existing space plus 16,800 square feet of additional space through February 28, 2021. Monthly rent is as follows:

•	The base rent for March 2014 through April 2014 was $66,000 per month; and

•	The base rent for May 2014 through February 2016 is $74,050 per month; and

•	The base rent for March 2016 through February 2018 will be $70,750 per month; and

•	The base rent for March 2018 through February 2021 will be $72,750 per month.

In addition, we have certain rights to terminate the lease early, subject to the payment of a specified termination fee based on the timing of the termination, as further outlined in the lease amendment.

Our European headquarters is located in Aachen, Germany and consists of approximately 33,000 square feet of space under an operating lease. In July 2013, we entered into a lease agreement to continue renting our existing space in Aachen, Germany through July 31, 2023. The lease payments are approximately 34,500€ (euro) (approximately U.S. $47,000 at March 31, 2014 exchange rates) per month. The building houses most of the manufacturing operations for our Impella product line as well as certain research and development functions and the sales, marketing and general and administrative functions for most of our product lines sold in Europe and the Middle East.

We are also party to a license agreement related to certain circulatory care device patents and know-how. Under this agreement, we would be obligated to pay up to $3.0 million in cash or stock, if certain development and regulatory milestones are achieved. The amount has not been included in the contractual obligations table above due to the uncertainty related to the successful achievement of these milestones.

In April 2014, we entered into an exclusive license agreement with Opsens, Inc. for the rights to certain optical sensor technologies in the field of cardio-circulatory assist devices. Using the technology licensed to us under this agreement, we intend to integrate miniature optical pressure sensors into our Impella heart pump catheters to help further automate the control and operation of the Impella device in the catheterization lab. Pursuant to the terms of the license agreement, we made a $1.5 million upfront payment upon execution of the agreement, which is included in the contractual obligations table above, and agreed to make additional payments of up to $4.5 million upon achievement of specified development milestones. The future milestone payment amounts have not been included in the contractual obligations table above due to the uncertainty related to the successful achievement of these milestones.

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

We enter into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements at March 31, 2014.

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

Primary Market Risk Exposures

Our cash, cash equivalents and short-term marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Marketable securities at March 31, 2014 consisted of $97.4 million held in funds that invest in U.S. Treasury and government-backed securities. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2014, we believe the decline in fair market value of our investment portfolio would be immaterial.

Currency Exchange Rates

We have foreign currency exposure to exchange rate fluctuations and particularly with respect to the euro, British pound sterling and Japanese yen. Therefore, our investment in our subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive (loss) income component of stockholders’ equity. If rates of exchange for the euro, British pound and Japanese yen were to have depreciated immediately and uniformly by 10% relative to the U.S. dollar from levels at March 31, 2014, the result would have been a reduction of stockholders’ equity of approximately $4.4 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2014, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the fourth quarter of our fiscal year ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of March 31, 2014.

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

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements for the year ended March 31, 2014, included in this annual report, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report is set forth below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ABIOMED, Inc.

Danvers, Massachusetts

We have audited the internal control over financial reporting of ABIOMED, Inc. and subsidiaries (the “Company”) as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2014 of the Company and our report dated May 28, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

May 28, 2014

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

The information required by Item 14 of Form 10-K is incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year end captioned:

•	“Audit and Other Fees.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The financial statements from our Annual Report for our fiscal year ending March 31, 2013 are attached hereto.

(2) Consolidated financial statement schedule

Schedule II: Valuation and Qualifying Accounts

(3) Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

2.1	Share Purchase Agreement for the acquisition of Impella Cardio Systems AG, dated April 26, 2005.		8-K (File No. 001-09585)	May 16, 2005	2.1

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K (File No. 001-09585)	May 27, 2004	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock—filed as Exhibit 3.3 to the 1997 Registration Statement.*		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K (File No. 001-09585)	March 21, 2007	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

10.1*	Form of Indemnification Agreement for Directors and Officers.		S-1	June 5, 1987	10.13

10.2*	Amendment to 1992 Combination Stock Option Plan.		10-Q (File No. 001-09585)	October 14, 1997	10.2

10.3*	1988 Employee Stock Purchase Plan, as amended.		10-Q (File No. 001-09585)	February 8, 2005	10.11

10.4*	1989 Non-Qualified Stock Option Plan for Non-Employee Directors.		10-Q (File No. 001-09585)	October 27, 1995	10.1

10.5*	1998 Equity Incentive Plan.		10-Q/A (File No. 001-09585)	January 8, 1999	10

10.6*	2000 Stock Incentive Plan Agreement, as amended.		Sch. 14A (File No. 001-09585)	July 15, 2005	Appendix A

10.7*	Form of Abiomed, Inc. Non-Statutory Stock Option Agreement for the 2000 Stock Incentive Plan for Directors.		10-Q (File No. 001-09585)	February 9, 2006	10.16

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.8*	Form of Abiomed, Inc. Non-Statutory Stock Option Agreement for the 2000 Stock Incentive Plan for Employees or Consultants.		10-Q (File No. 001-09585)	February 9, 2006	10.17

10.9*	Second Amended and Restated 2008 Stock Incentive Plan.		Sch. 14A	June 29, 2012	Appendix A

10.10*	Form of Non-Statutory Stock Option Agreement for Employees and Consultants under 2008 Stock Incentive Plan.		8-K (File No. 001-09585)	August 18, 2008	10.1

10.11*	Form of Non-Statutory Stock Option Agreement for Non-Employee Directors under 2008 Stock Incentive Plan.		8-K (File No. 001-09585)	August 18, 2008	10.2

10.12*	Form of Restricted Stock Agreement under 2008 Stock Incentive Plan.		8-K (File No. 001-09585)	August 18, 2008	10.3

10.13*	Form of Performance Share Award (Performance and Time Based RSU).		10-Q	August 5, 2011	10.1

10.14*	Form of Performance Share Award (Time Based RSU).		10-Q	August 5, 2011	10.2

10.15*	Form of Change of Control Agreement.		8-K (File No. 001-09585)	August 18, 2008	10.4

10.16*	Employment Agreement of Michael R. Minogue dated April 5, 2004 (including Change in Control Agreement).		10-Q (File No. 001-09585)	August 9, 2004	10.10

10.17*	Amendment to Employment Agreement with Michael R. Minogue dated December 31, 2008.		10-Q (File No. 001-09585)	February 9, 2009	10.1

10.18*	Amendment to Change in Control Agreement with Michael R. Minogue dated December 31, 2008.		10-Q (File No. 001-09585)	February 9, 2009	10.1

10.19*	Inducement stock option granted to Michael R. Minogue dated April 5, 2004.		10-Q (File No. 001-09585)	August 9, 2004	10.11

10.20*	Restricted Stock Agreement between Abiomed, Inc. and Michael R. Minogue.		10-Q (File No. 001-09585)	October 9, 2005	10.15

10.21*	Offer Letter with Robert L. Bowen dated December 15, 2008.		8-K (File No. 001-09585)	December 22, 2008	99.2

10.22*	Offer letter with David Weber dated April 23, 2007		10-Q (File No. 001-09585)	August 9, 2007	10.1

10.23*	Summary of Executive Compensation.	X

10.24*	Summary of Director Compensation.	X

10.25*	Form of Employment, Nondisclosure and Non Competition Agreement.		10-K (File No. 001-09585)	June 14, 2006	10.20

10.26	Lease agreement dated July 29, 2013 for the facility located in Aachen, Germany.		10-Q	November 8, 2013	10.1

10.27	Amended and Restated Lease dated as of February 24, 2014 between Abiomed, Inc. and Leo C. Thibeault, Jr., Trustee of The Thibeault Nominee Trust.	X

11.1	Statement regarding computation of Per Share Earnings (see Note 2, Notes to Consolidated Financial Statements).	X

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	X

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer.	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

101	The following financial information from the ABIOMED, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.	X

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABIOMED, Inc.

Dated: May 28, 2014	By	/s/ ROBERT L. BOWEN
Robert L. Bowen
Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MICHAEL R. MINOGUE Michael R. Minogue	President, Chief Executive Officer, President and Chairman (Principal Executive Officer)	May 28, 2014

/S/ ROBERT L. BOWEN Robert L. Bowen	Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 28, 2014

/S/ W. GERALD AUSTEN W. Gerald Austen	Director	May 28, 2014

/S/ LOUIS E. LATAIF Louis E. Lataif	Director	May 28, 2014

/S/ DOROTHY E. PUHY Dorothy E. Puhy	Director	May 28, 2014

/S/ MARTIN P. SUTTER Martin P. Sutter	Director	May 28, 2014

/S/ HENRI A. TERMEER Henri A. Termeer	Director	May 28, 2014

/S/ PAUL THOMAS Paul Thomas	Director	May 28, 2014

ABIOMED, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ABIOMED, Inc.

Danvers, Massachusetts

We have audited the accompanying consolidated balance sheets of ABIOMED, Inc. and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ABIOMED, Inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

May 28, 2014

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	March 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$20,916	$9,451
Short-term marketable securities	55,663	67,256
Accounts receivable, net	24,357	22,946
Inventories	13,948	14,930
Prepaid expenses and other current assets	3,082	2,022

Total current assets	117,966	116,605
Long-term marketable securities	41,761	11,406
Property and equipment, net	6,889	6,549
Goodwill	37,990	35,410
Other	801	29

Total assets	$205,407	$169,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,746	$7,696
Accrued expenses	17,899	15,162
Deferred revenue	4,766	4,198

Total current liabilities	30,411	27,056
Long-term deferred tax liability	6,415	5,554
Other long-term liabilities	228	309

Total liabilities	37,054	32,919

Commitments and contingencies (Note 11)
Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized—1,000,000 shares; Issued and outstanding—none
Common stock, $.01 par value	411	397
Authorized—100,000,000 shares; Issued—41,122,695 shares at March 31, 2014 and 39,788,383 shares at March 31, 2013;
Outstanding—39,916,328 shares at March 31, 2014 and 38,601,384 shares at March 31, 2013
Additional paid in capital	436,136	414,810
Accumulated deficit	(250,910)	(258,261)
Treasury stock at cost—1,206,367 shares at March 31, 2014 and 1,186,999 shares at March 31, 2013	(16,554)	(16,129)
Accumulated other comprehensive loss	(730)	(3,737)

Total stockholders’ equity	168,353	137,080

Total liabilities and stockholders’ equity	$205,407	$169,999

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Years Ended March 31,
	2014	2013	2012
Revenue:
Product revenue	$183,280	$157,614	$125,286
Funded research and development	363	510	1,089

	183,643	158,124	126,375

Costs and expenses:
Cost of product revenue	37,322	31,596	24,507
Research and development	30,707	25,647	27,159
Selling, general and administrative	107,251	84,227	71,711
Amortization of intangible assets	—	111	1,478

	175,280	141,581	124,855

Income from operations	8,363	16,543	1,520

Other income:
Investment income (expense), net	118	(7)	(3)
Gain on settlement of investment	—	—	1,017
Other income	49	326	9

	167	319	1,023

Income before income tax provision	8,530	16,862	2,543
Income tax provision	1,179	1,848	1,048

Net income	$7,351	$15,014	$1,495

Basic net income per share	$0.19	$0.38	$0.04
Basic weighted average shares outstanding	39,334	39,113	38,374
Diluted net income per share	$0.18	$0.37	$0.04
Diluted weighted average shares outstanding	41,606	41,052	40,172

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Fiscal Years Ended March 31,
	2014	2013	2012
Net income	$7,351	$15,014	$1,495
Other comprehensive income (loss):
Foreign currency translation gains (losses)	3,025	(1,974)	(2,510)
Net unrealized (losses) gains on marketable securities	(18)	2	—

Other comprehensive income (loss)	3,007	(1,972)	(2,510)

Comprehensive income (loss)	$10,358	$13,042	$(1,015)

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of shares	Par value	Number of shares	Amount
Balance, April 1, 2011	37,705,765	377	50,954	(827)	379,218	(274,770)	745	104,743
Stock options exercised	1,516,038	15	—	—	14,242	—	—	14,257
Stock issued under employee stock purchase plan	45,445	1	—	—	422	—	—	423
Stock issued to directors	5,506	—	—	—	116	—	—	116
Stock compensation expense	—	—	—	—	7,773	—	—	7,773
Comprehensive loss	—	—	—	—	—	—	(2,510)	(2,510)
Net income	—	—	—	—	—	1,495	—	1,495

Balance, March 31, 2012	39,272,754	393	50,954	(827)	401,771	(273,275)	(1,765)	126,297
Restricted stock issued	91,503	1	—	—	(1)	—	— —
Stock options exercised	337,212	3	—	—	2,933	—	—	2,936
Stock issued under employee stock purchase plan	33,132	—	—	—	555	—	—	555
Stock issued to directors	2,828	—	—	—	51	—	—	51
Repurchase of common stock	(1,123,587)	—	1,123,587	(15,045)	—	—	—	(15,045)
Return of common stock to pay withholding taxes on restricted stock	(12,458)	—	12,458	(257)	—	—	—	(257)
Stock compensation expense	—	—	—		9,501	—	—	9,501
Comprehensive loss	—	—	—	—	—	—	(1,972)	(1,972)
Net income	—	—	—	—	—	15,014	—	15,014

Balance, March 31, 2013	38,601,384	397	1,186,999	(16,129)	414,810	(258,261)	(3,737)	137,080
Restricted stock issued	254,991	3	—	—	(3)	—	—	—
Stock options exercised	1,029,024	11	—	—	9,349	—	—	9,360
Stock issued under employee stock purchase plan	43,779	—	—	—	697	—	—	697
Stock issued to directors	6,518	—	—	—	65	—	—	65
Return of common stock to pay withholding taxes on restricted stock	(19,368)	—	19,368	(425)	—	—	—	(425)
Stock compensation expense	—	—	—	—	11,218	—	—	11,218
Other comprehensive income	—	—	—	—	—	—	3,007	3,007
Net income	—	—	—	—	—	7,351	—	7,351

Balance, March 31, 2014	39,916,328	$411	1,206,367	$(16,554)	$436,136	$(250,910)	$(730)	$168,353

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended March 31,
	2014	2013	2012
Operating activities:
Net income	$7,351	$15,014	$1,495
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,508	2,723	4,336
Bad debt expense	47	33	117
Stock-based compensation	11,218	9,501	7,773
Write-down of inventory	2,012	1,172	1,833
Loss on disposal of fixed assets	—	10	53
Deferred tax provision	860	755	789
Gain on settlement of investment	—	—	(1,017)
Changes in assets and liabilities:
Accounts receivable	(1,312)	(2,586)	(5,284)
Inventories	(622)	(5,315)	(6,229)
Prepaid expenses and other assets	(1,039)	(326)	(239)
Accounts payable	(54)	1,183	287
Accrued expenses and other long-term liabilities	1,938	3,057	(1,330)
Deferred revenue	559	1,178	1,050

Net cash provided by operating activities	23,466	26,399	3,634
Investing activities:
Purchases of marketable securities	(87,026)	(49,429)	(24,502)
Proceeds from the sale and maturity of marketable securities	68,265	42,000	7,750
Purchase of other investment	(750)	—	—
Proceeds from settlement of investment	—	—	1,017
Purchases of property and equipment	(2,761)	(2,836)	(1,745)

Net cash used for investing activities	(22,272)	(10,265)	(17,480)
Financing activities:
Proceeds from the exercise of stock options	9,360	2,936	14,257
Repurchase of common stock	—	(15,045)	—
Payments in lieu of issuance of common stock for minimum payroll taxes	(425)	(257)	—
Proceeds from the issuance of stock under employee stock purchase plan	697	555	423

Net cash provided by (used for) financing activities	9,632	(11,811)	14,680
Effect of exchange rate changes on cash	639	(862)	(675)

Net increase in cash and cash equivalents	11,465	3,461	159
Cash and cash equivalents at beginning of year	9,451	5,990	5,831

Cash and cash equivalents at end of year	$20,916	$9,451	$5,990

Supplemental disclosures:
Cash paid for income taxes	$1,324	$131	$17
Fixed asset expenditures incurred, not yet paid	60	250	535

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, collectability of receivables, realizability of inventory, goodwill, intangible and long-lived assets, accrued expenses, stock-based compensation, income taxes including the valuation allowance for deferred tax assets, contingencies and litigation. Provisions for depreciation are based on their estimated useful lives using the straight-line method. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions.

Cash Equivalents and Marketable Securities

The Company classifies any marketable security with a maturity date of 90 days or less at the time of purchase as a cash equivalent. Cash equivalents are carried on the balance sheet at fair market value.

The Company classifies any security with a maturity date of greater than 90 days at the time of purchase as marketable securities and classifies marketable securities with a maturity date of greater than one year from the balance sheet date as long-term marketable securities. Securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities. If the Company does not have the intent and ability to hold a security to maturity, it reports the investment as available-for-sale securities. The Company reports available-for-sale securities at fair value, and includes unrealized gains and, to the extent deemed temporary, unrealized losses in stockholder’s equity. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate whether the decline is “other than temporary” and, if so, marks the security to market through a charge to unrealized loss on short-term marketable securities in the consolidated statements of operations.

Major Customers and Concentrations of Credit Risk

Abiomed primarily sells its products to hospitals and distributors. No customer accounted for more than 10% of total product revenues in fiscal year 2014, 2013 or 2012. No customer had an accounts receivable balance greater than 10% of total accounts receivable at March 31, 2014 and 2013.

Credit is extended based on an evaluation of a customer’s financial condition and generally collateral is not required. To date, credit losses have not been significant and the Company maintains an allowance for doubtful accounts based on its assessment of the collectability of

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

accounts receivable. Receivables are geographically dispersed, primarily throughout the U.S., as well as in Europe and other foreign countries where formal distributor agreements exist.

Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short and long-term marketable securities and accounts receivable. Management mitigates credit risk by limiting the investment type and maturity to securities that preserve capital, maintain liquidity and have a high credit quality.

Inventories

Inventories are stated at the lower of cost or market. Cost is based on the first in, first out method. The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory that it believes to be impaired. Management considers forecast demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases.

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

Goodwill impairment assessments are performed at the reporting unit level. The goodwill test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit’s fair value is less than the carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

In applying the goodwill impairment test, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value (“Step 0”). Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, cost factors, and entity specific factors such as strategies and overall financial performance. If, after assessing these qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carry amount, then performing the two-step impairment test is unnecessary.

When necessary, the goodwill impairment test is performed at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company estimates the fair value of its single reporting unit using a combination of the income approach and the market approach. The income approach incorporates the use of a discounted cash flow method in

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

which the estimated future cash flows and terminal values for the reporting unit is discounted to a present value using an appropriate discount rate. Cash flow projections are based on management’s estimates of economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate is based on the specific risk characteristics of the reporting unit and its underlying forecast. The market approach estimates fair value by comparing publicly traded companies with similar operating and investment characteristics as the reporting unit. The fair values determined by the market approach and income approach, are weighted to determine the fair value for the reporting unit based primarily on the similarity of the operating and investment characteristics of the reporting unit to the comparable publicly traded companies used in the market approach. In order to assess the reasonableness of the calculated reporting unit’s fair value, the Company also compares the reporting unit’s fair value to its market capitalization (per share stock price times number of common shares outstanding) and calculate an implied control premium (the excess of the reporting unit’s fair value over the market capitalization).

If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any, by comparing the fair value of each identifiable asset and liability in the reporting unit to the total fair value of the reporting unit. Any impairment loss is expensed in the consolidated statement of operations and is not reversed if the fair value subsequently increases.

The Company performed a Step 0 qualitative assessment during the annual impairment review for fiscal 2014 as of October 31, 2013 and concluded that it is not more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. Therefore, the two-step goodwill impairment test for the reporting unit was not necessary in fiscal 2014. The carrying amount of goodwill at March 31, 2014 was $38.0 million.

Financial Instruments

The Company’s financial instruments are comprised of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, the carrying amounts of which approximate fair market value as they are highly liquid and primarily short term in nature.

Accrued Expenses

As part of the process of preparing its financial statements, the Company is required to estimate accrued expenses. This process involves identifying services that third parties have performed and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in its financial statements. Examples of estimated accrued expenses include contract service fees, such as amounts due to clinical research organizations, investigators in conjunction with clinical trials, professional service fees, such as attorneys and accountants, and third party expenses relating to marketing efforts associated with commercialization of the Company’s product and product candidates. Accrued expenses also include estimates for payroll costs, such as bonuses and commissions. In the event that the Company does not identify certain costs that have been incurred or it under or over-estimates the level of services or the costs of such services, reported expenses for a reporting period could be overstated or understated. The date in which certain services commence, the level of services performed on or before a given date and the cost of services is often subject to the Company’s judgment. The Company makes these judgments and estimates based upon known facts and circumstances.

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

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

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the fiscal year. Diluted net income per share is computed by dividing net income by the weighted average number of dilutive common shares outstanding during the fiscal year. Diluted shares outstanding is calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the fiscal year. Potential dilutive securities include stock options, restricted stock awards, restricted stock units, performance-based awards and shares to be purchased under the employee stock purchase plan. In fiscal years when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported basic and dilutive loss per share are the same.

	March 31,
	2014	2013	2012
Basic Net Income Per Share
Net income	$7,351	$15,014	$1,495

Weighted average shares used in computing basic net income per share	39,334	39,113	38,374

Net income per share—basic	$0.19	$0.38	$0.04

	March 31,
	2014	2013	2012
Diluted Net Income Per Share
Net income	$7,351	$15,014	$1,495

Weighted average shares used in computing basic net income per share	39,334	39,113	38,374
Effect of dilutive securities	2,272	1,939	1,798

Weighted average shares used in computing diluted net income per share	41,606	41,052	40,172

Net income per share—diluted	$0.18	$0.37	$0.04

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

For the fiscal years ended March 31, 2014, 2013 and 2012, approximately 94,000, 438,000 and 410,000 shares of common stock underlying outstanding securities primarily related to out-of-the-money stock options and performance-based awards where milestones were not met were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

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

For awards with service conditions only, the Company recognizes compensation cost on a straight-line basis over the requisite service period. For awards with service and performance conditions, the Company recognizes compensation costs using the graded vesting method over the requisite service period. Accruals of compensation cost for an award with performance conditions are based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur.

Income Taxes

The Company’s provision for income taxes is comprised of a current and a deferred provision. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future income tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse.

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

Recent Accounting Pronouncements

In June 2013, the FASB issued Accounting Standards Update (ASU) 2013-11, Income Taxes (ASC Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar to tax loss or tax credit carryforward if certain criteria are met. The standard clarifies presentation requirements for unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. The guidance is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2013. The Company will adopt this guidance beginning in the first quarter of fiscal 2015. The impact of adoption is not expected to be material.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 3. Marketable Securities and Fair Value Measurements

Marketable Securities

The Company’s marketable securities are classified as available-for-sale securities and, accordingly, are recorded at fair value. The difference between amortized cost and fair value is reported as a component of other comprehensive income.

The Company’s marketable securities at March 31, 2014 and 2013 are classified on the balance sheet as follows (in thousands):

	March 31,
	2014	2013
	(in $000’s)
Short-term marketable securities	$55,663	$67,256
Long-term marketable securities	41,761	11,406

	$97,424	$78,662

The Company’s marketable securities at March 31, 2014 and 2013 are invested in the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in $000’s)
At March 31, 2014:
US Treasury securities	$31,487	$—	$—	$31,487
Short-term government-backed securities	24,174	6	(4)	24,176
Long-term government-backed securities	41,779	8	(26)	41,761

	$97,440	$14	$(30)	$97,424

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in $000’s)
At March 31, 2013:
US Treasury securities	$59,020	$—	$—	$59,020
Short-term government-backed securities	8,235	1	—	8,236
Long-term government-backed securities	11,405	3	(2)	11,406

	$78,660	$4	$(2)	$78,662

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

The following table presents the Company’s fair value hierarchy for its financial instruments measured at fair value as of March 31, 2014 and 2013:

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At March 31, 2014:
U.S. Treasury securities	$—	$31,487	$—	$31,487
Short-term government-backed securities	—	24,176	—	24,176
Long-term government-backed securities	—	41,761	—	41,761

	$—	$97,424	$—	$97,424

	Level 1	Level 2	Level 3	Total
	(in$000’s)
At March 31, 2013:
U.S. Treasury securities	$—	$59,020	$—	$59,020
Short-term government-backed securities	—	8,236	—	8,236
Long-term government-backed securities	—	11,406	—	11,406

	$—	$78,662	$—	$78,662

In May 2013, the Company invested $0.8 million in preferred stock of a private technology company. In addition, the Company committed to invest an additional $0.7 million if this private technology company achieves certain milestones or otherwise at the Company’s option. This other investment is accounted for using the cost method and is measured at fair value on a nonrecurring basis only if there are identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. The aggregate carrying amount of this other investment was $0.8 million as of March 31, 2014 and is classified within other assets in the consolidated balance sheets.

Note 4. Accounts Receivable

The components of accounts receivable are as follows:

	March 31,
	2014	2013
	(in $000’s)
Trade receivables	$24,542	$23,082
Allowance for doubtful accounts	(185)	(136)

	$24,357	$22,946

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 5. Inventories

The components of inventories are as follows:

	March 31,
	2014	2013
	(in $000’s)
Raw materials and supplies	$6,414	$6,267
Work-in-progress	6,261	5,296
Finished goods	1,273	3,367

	$13,948	$14,930

The Company’s inventories relate to its circulatory care product lines, primarily the Impella and AB5000 product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead. During the years ended March 31, 2014, 2013 and 2012, the Company recorded $2.0 million, $1.2 million and $1.8 million, respectively, in write-downs of inventory.

Note 6. Property and Equipment

The components of property and equipment are as follows:

	March 31,
	2014	2013
	(in $000’s)
Machinery and equipment	$16,805	$14,392
Furniture and fixtures	960	969
Leasehold improvements	1,876	1,843
Construction in progress	1,226	1,541

Total cost	20,867	18,745
Less accumulated depreciation	(13,978)	(12,196)

	$6,889	$6,549

Depreciation expense related to property and equipment was $2.4 million, $2.5 million and $2.3 million for the years ending March 31, 2014, 2013 and 2012, respectively.

Note 7. Goodwill

The carrying amount of goodwill at March 31, 2014 and 2013 was $38.0 million and $35.4 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, or Impella, in 2005. The goodwill activity is as follows:

(in $000’s)
Balance at March 31, 2012	$36,846
Exchange rate impact	(1,436)

Balance at March 31, 2013	35,410
Exchange rate impact	2,580

Balance at March 31, 2014	$37,990

The Company has no accumulated impairment losses on goodwill.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 8. Stockholders’ Equity

Stock Repurchase Program

In November 2012, the Company’s Board of Directors authorized a stock repurchase program for up to $15.0 million of its common stock. The Company financed the stock repurchase program with its available cash. During the year ended March 31, 2013, the Company repurchased 1,123,587 shares for $15.0 million in open market purchases at an average cost of $13.39 per share, including commission expense. The Company completed the purchase of common stock under this stock repurchase program in January 2013.

Note 9. Stock Award Plans and Stock-Based Compensation

Stock Award Plans

The Company grants stock options and restricted stock awards to employees and others. All outstanding stock options of the Company as of March 31, 2014 were granted with an exercise price equal to the fair market value on the date of grant. Outstanding stock options, if not exercised, expire 10 years from the date of grant.

The Company’s 2008 Stock Incentive Plan (the “Plan”) authorizes the grant of a variety of equity awards to the Company’s officers, directors, employees, consultants and advisers, including awards of unrestricted and restricted stock, restricted stock units, incentive and nonqualified stock options to purchase shares of common stock, performance share awards and stock appreciation rights. The Plan provides that options may only be granted at the current market value on the date of grant. Each share of stock issued pursuant to a stock option or stock appreciation right counts as one share against the maximum number of shares issuable under the Plan, while each share of stock issued pursuant to any other type of award counts as 1.58 shares against the maximum number of shares issuable under the Plan for grants made on or after August 11, 2010 (and as 1.5 shares for grants made prior to that date). The Company’s policy for issuing shares upon exercise of stock options or the vesting of its restricted stock awards and restricted stock units is to issue shares of common stock at the time of exercise or conversion. At March 31, 2014, a total of approximately 1,317,000 shares were available for future issuance under the Plan.

Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s consolidated statements of operations for the fiscal years ended March 31, 2014, 2013 and 2012 (in thousands):

	March 31,
	2014	2013	2012
	(in $000’s)
Cost of product revenue	$614	$450	$282
Research and development	2,347	1,843	1,719
Selling, general and administrative	8,257	7,208	5,772

	$11,218	$9,501	$7,773

The components of stock-based compensation for the fiscal years ended March 31, 2014, 2013 and 2012 were as follows (in thousands):

	March 31,
	2014	2013	2012
	(in $000’s)
Restricted stock units	$8,008	$5,970	$2,808
Stock options	2,679	2,680	2,722
Restricted stock	314	653	2,095
Employee stock purchase plan	217	198	148

	$11,218	$9,501	$7,773

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 9. Stock Award Plans and Stock-Based Compensation (Continued)

Stock Options

The following table summarized stock option activity for the year ended March 31, 2014:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	4,228	$11.49	5.37
Granted	336	23.56
Exercised	(1,029)	9.10
Cancelled and expired	(43)	18.54

Outstanding at end of year	3,492	$13.27	4.92	$44,634

Exercisable at end of year	2,708	$11.40	3.98	$39,653

Options vested and expected to vest at end of year	3,401	$13.17	4.85	$43,819

The remaining unrecognized stock-based compensation expense for unvested stock option awards at March 31, 2014 was approximately $4.4 million, net of forfeitures, and the weighted-average period over which this cost will be recognized is 2.7 years.

The aggregate intrinsic value of options exercised for fiscal years 2014, 2013 and 2012 was $16.3 million, $4.6 million and $13.4 million, respectively. The total cash received as a result of employee stock option exercises during the years ended March 31, 2014, 2013 and 2012 was approximately $9.4 million, $2.9 million and $14.3 million, respectively. The total fair value of options vested in fiscal years 2014, 2013 and 2012 was $2.5 million, $2.6 million and $3.8 million, respectively.

The weighted average grant-date fair value for options granted during the years ended March 31, 2014, 2013 and 2012 was $9.85, $9.66 and $8.35 per share, respectively.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The fair value of options granted during the years ended March 31, 2014, 2013 and 2012 were calculated using the following weighted average assumptions:

	2014	2013	2012
Risk-free interest rate	0.94%	0.78%	1.47%
Expected option life (years)	4.25	4.31	5.19
Expected volatility	51.7%	56.2%	53.1%

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

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 9. Stock Award Plans and Stock-Based Compensation (Continued)

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity for the fiscal year ended March 31, 2014:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Restricted stock and restricted stock units at beginning of year	1,022	$18.44
Granted	570	23.34
Vested	(364)	16.58
Forfeited	(54)	18.93

Restricted stock and restricted stock units at end of year	1,174	$21.37

The remaining unrecognized compensation expense for outstanding restricted stock and restricted stock units, including performance-based awards, as of March 31, 2014 was $10.4 million and the weighted-average period over which this cost will be recognized is 1.8 years.

The weighted average grant-date fair value for restricted stock and restricted stock units granted during the years ended March 31, 2014, 2013 and 2012 was $23.34, $21.82 and $18.13 per share, respectively. The total fair value of restricted stock and restricted stock units vested in fiscal years 2014, 2013 and 2012 was $6.0 million, $3.0 million and $1.5 million, respectively.

Performance-Based Awards

Included in the restricted stock and restricted stock units activity discussed above are certain awards granted in fiscal years 2014, 2013 and 2012 that vest subject to certain performance-based criteria.

In May 2013, performance-based awards of restricted stock units for the potential issuance of 268,988 shares of common stock were issued to certain executive officers and employees, all of which vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of March 31, 2014, the Company has met the prescribed performance milestones for a portion of these awards. These awards are still subject to service requirements for vesting for these employees and the compensation expense is being recognized accordingly.

In May 2012, performance-based awards of restricted stock units for the potential issuance of 195,188 shares of common stock were issued to certain executive officers and employees of the Company, all of which will vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of March 31, 2014, the Company has met the prescribed performance milestones for these awards. These awards are still subject to service requirements for vesting for these employees and the compensation expense is being recognized accordingly.

In May 2011 and June 2011, performance-based awards of restricted stock units for the potential issuance of 284,000 shares of common stock were issued to certain executive officers and members of the senior management of the Company, all of which will vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of March 31, 2014, the Company has met the prescribed milestones for 234,000 shares underlying these awards. During the three months ended December 31, 2013, the Company determined that it was no longer probable that the underlying performance milestones on the remaining 50,000 restricted stock units and therefore reversed $0.8 million that had been previously recorded as stock-based compensation expense. In March 2014, the Company modified the performance condition on these 50,000 restricted stock units and as of March 31, 2014, the Company believes that it is probable that the prescribed performance milestones will be met and the compensation expense is being recognized accordingly.

During the year ended March 31, 2014, the Company has recorded $3.9 million in stock-based compensation expense for equity awards in which the prescribed performance milestones have been achieved or are probable of being achieved. The remaining unrecognized compensation expense related to these equity awards at March 31, 2014 is $4.5 million based on the Company’s current assessment of probability of achieving the performance milestones. The weighted-average period over which this cost will be recognized is 1.7 years.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 9. Stock Award Plans and Stock-Based Compensation (Continued)

Employee Stock Purchase Plan

The Company has an employee stock purchase plan, or ESPP. Under the ESPP, eligible employees, including officers and directors, who have completed at least three months of employment with the Company or its subsidiaries who elect to participate in the purchase plan instruct the Company to withhold a specified amount of the employee’s income each payroll period during a six-month payment period (the periods April 1—September 30 and October 1—March 31). On the last business day of each six-month payment period, the amount withheld is used to purchase shares of the Company’s common stock at an exercise price equal to 85% of the lower of its market price on the first business day or the last business day of the payment period. The Company recognized compensation expense of $0.2 million, $0.2 million and $0.1 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively, related to the ESPP.

Note 10. Income Taxes

At March 31, 2014, the Company had federal and state net operating loss carryforwards, or NOLs, of approximately $193.0 million which expire in varying years from fiscal 2015 through fiscal 2034. During the year ended March 31, 2014, state NOLs of approximately $1.2 million expired. In addition, at March 31, 2014, the Company had federal and state research and development credit carryforwards of approximately $12.5 million and $5.8 million, respectively, which expire in varying years from fiscal 2015 through fiscal 2034.

The Company acquired Impella, a German company, in May 2005, as a result of which, Impella became the Company’s German subsidiary. The Company’s German subsidiary was audited by the local tax authorities for fiscal years 2008 through 2011. In April 2014, we were notified by German tax authorities that there were no adjustments made as a result of the audit to the German subsidiary’s NOLs to date.

The future utilization of the Company’s NOLs and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership changes that have occurred previously or that could occur in the future. Ownership changes, as defined in Section 382 of the Internal Revenue Code, can limit the amount of NOL and research and development credit carryforwards that a company can use each year to offset future taxable income and taxes payable. The Company completed a Section 382 analysis in fiscal 2014 to determine whether any changes in the composition of its stockholders resulted in an ownership change for purposes of Section 382. The Company believes that all of its federal and state NOLs will be available for carryforward to future tax periods, subject to statutory maximum carryforward limitations. Any future potential limitation to all or a portion of the NOL or research and development credit carryforwards, before they can be utilized, would reduce the Company’s gross deferred tax assets. The Company will continue to monitor subsequent ownership changes, which could impose limitations in the future on the use of its NOLs or research and development credit carryforwards.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included, our history of net operating losses incurred for most of the Company’s existence, expiration of various federal and state attributes, the uncertainty relative to the Department of Justice investigation and the Company’s PMA application for its Impella products, expansion into new markets, such as Japan, government reimbursement environment for the Company’s products, profitability for recent years and uncertainties around forecasted profit before tax for fiscal 2015. Based on the review of all available evidence, the Company determined that the objectively verifiable negative evidence outweighed the positive evidence and it recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realizable as of March 31, 2014. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on its results of operations.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 10. Income Taxes (Continued)

Income before provision for income taxes and the provision for income taxes is as follows for the years ended March 31:

	2014	2013	2012
	(in $000’s)
Income before provision for income taxes:
United States	$4,267	$10,202	$236
Foreign	4,263	6,660	2,307

Income before income taxes	$8,530	$16,862	$2,543

Provision for income taxes:
Current:
Federal	$(100)	$97	$—
State	(106)	—	—
Foreign	525	996	259

Total current	319	1,093	259

Deferred:
Federal	825	825	825
State	35	(70)	(36)
Foreign	—	—	—

Total deferred	860	755	789

Total income tax provision	$1,179	$1,848	$1,048

Differences between the federal statutory income tax rate and the effective tax rates are as follows for the years ended March 31:

	2014	2013	2012
Statutory income tax rate	34.0%	34.0%	34.0%
(Decrease) increase resulting from:
Change in valuation allowance	(53.7)	(11.5)	(109.7)
Rate differential on foreign operations	31.1	9.7	54.9
Credits	(20.1)	(17.0)	(54.0)
State taxes, net	12.9	(6.9)	76.0
Stock based compensation	0.9	0.4	2.0
Permanent differences	0.4	0.0	(40.9)
Expiry of state NOL carryforwards	—	2.1	78.9
Other	8.4	0.2	—

Effective tax rate	13.9%	11.0%	41.2%

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 10. Income Taxes (Continued)

The components of the Company’s net deferred taxes were as follows:

	March 31,
	2014	2013
	(in $000’s)
Deferred tax assets
NOL carryforwards and tax credit carryforwards	$72,430	$73,833
Stock-based compensation	10,519	10,324
Nondeductible reserves and accruals	6,775	5,137
Amortizable intangibles other than goodwill	3,470	4,138
Capitalized research and development	3,208	5,366
Foreign NOL carryforwards	2,705	4,777
Deferred revenue	1,767	1,567
Depreciation	561	306
Other, net	658	1,222

	102,093	106,670

Deferred tax liabilities
Indefinite lived intangibles	(6,415)	(5,554)

	(6,415)	(5,554)

Net deferred tax asset	95,678	101,116
Valuation allowance	(102,093)	(106,670)

Net deferred tax liability	$(6,415)	$(5,554)

As of March 31, 2014, the Company has available U.S. federal net operating loss carryforwards of $193.0 million. Of that amount, $46.7 million relates to stock-based compensation tax deductions in excess of stock-based compensation expense for book purposes. These amounts which the Company refers to as APIC NOLs will be credited to additional paid-in capital when such stock-based compensation deductions reduce taxes payable. The APIC NOLs will reduce federal taxes payable if realized in future periods, but APIC NOLs relating to such benefits are not included in deferred tax assets as they are not expected to be able to be used to offset future income tax expense, if applicable.

During fiscal 2014, the Company determined that in its prior year disclosure of the composition of deferred tax assets and liabilities, NOL carryforwards disclosed incorrectly included $14.5 million of APIC NOL amounts related to stock-based compensation tax deductions in excess of book compensation expense. In addition, the prior year disclosure of the ending deferred tax assets related to stock-based compensation expense was understated by approximately $3.5 million due to an error in the calculation of the amount. The Company had a full valuation allowance on all deferred tax assets in the prior year, and as a result, the net overstatement of these deferred tax asset disclosures was completely offset by a related $11.0 million overstatement of the valuation allowance. The Company has corrected each of foregoing prior year presentation items in its deferred tax assets table and income tax rate reconciliation table. This correction is not considered material as it had no impact on the consolidated balance sheets, statements of operations, or statements of cash flows.

As of March 31, 2014, the Company has accumulated a net deferred tax liability of $6.4 million which is the result of the difference in accounting for the Company’s goodwill, which is amortizable over 15 years for tax purposes but not amortized for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

The Company accrues for the effects of uncertain tax positions and the related potential penalties and interest. At March 31, 2014, the Company had no unrecognized tax benefits. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 10. Income Taxes (Continued)

the unrecognized tax positions will increase or decrease during the next 12 months; however, it is not expected that the change will have a significant effect on the Company’s results of operations or financial position.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. The Company has accumulated significant losses since its inception in 1981. Fiscal years 2012 through 2014 remain open to examination in Germany. All tax years remain subject to examination by the Internal Revenue Service and state tax authorities. However, because the Company has net operating loss and tax credit carryforwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if the carryforwards are utilized.

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

The Company enters into agreements with other companies in the ordinary course of business, typically with underwriters, contractors, clinical sites and customers that include indemnification provisions. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. Abiomed has never incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is immaterial. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2014.

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

Facilities leases— The Company’s headquarters is located at 22 Cherry Hill Drive in Danvers, Massachusetts and consists of approximately 96,000 square feet of space under an operating lease. This facility encompasses most of its U.S. operations, including research and development, manufacturing, sales and marketing and general and administrative departments. In February 2014, the Company entered into a lease agreement to continue renting its existing space through February 28, 2021. Monthly rent is as follows:

•	The base rent for March 2014 through April 2014 was $66,000 per month; and

•	The base rent for May 2014 through February 2016 is $74,050 per month; and

•	The base rent for March 2016 through February 2018 will be $70,750 per month; and

•	The base rent for March 2018 through February 2021 will be $72,750 per month.

In addition, the Company has certain rights to terminate the lease early, subject to the payment of a specified termination fee based on the timing of the termination, as further outlined in the lease amendment.

The Company’s European headquarters is located in Aachen, Germany and consists of approximately 33,000 square feet of space under an operating lease. In July 2013, the Company entered into a lease agreement to continue renting our existing space in Aachen, Germany through July 31, 2023. The lease payments are approximately 34,500€ (euro) (approximately U.S. $47,000 at March 31, 2014 exchange rates) per month. The building houses most of the manufacturing operations for the Impella product line as well as certain research and development functions and the sales, marketing and general and administrative functions for most of its product lines sold in Europe and the Middle East.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 11. Commitments and Contingencies (Continued)

Total rent expense for the Company’s operating leases included in the accompanying consolidated statements of operations approximated $1.5 million, $1.6 million and $1.6 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2014 are approximately as follows:

Fiscal Year Ending March 31,
(in $000s)
2015	$1,589
2016	1,510
2017	1,451
2018	1,452
2019	1,475
Thereafter	4,300

Total future minimum lease payments	$11,777

License agreement—In April 2014, the Company entered into an exclusive license agreement with Opsens, Inc. for the rights to certain optical sensor technologies in the field of cardio-circulatory assist devices. Under the agreement, the Company made a $1.5 million upfront payment upon execution of the agreement and agreed to make additional payments of up to $4.5 million upon achievement of development milestones.

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

On October 26, 2012, the Company was informed that the United States Attorney’s Office for the District of Columbia is conducting an investigation that is focused on the Company’s marketing and labeling of the Impella 2.5. On October 31, 2012, the Company accepted service of a subpoena related to this investigation seeking documents related to the Impella 2.5. The Company believes that is has substantially complied with the subpoena and has submitted the requested documents to the United States Attorney’s Office. On September 13, 2013, the Company entered into a tolling agreement with the United States Attorney’s Office, pursuant to which the Company and the United States Attorney’s Office mutually agreed to toll the applicable statutes of limitations for all criminal, civil and administrative offenses and violations that could be charged or claimed against the Company as of that date until June 2, 2014. On May 27, 2014, the Company executed an extension of the tolling agreement through February 2, 2015. Because the investigation is in the early stages, the Company is unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability, if any, that could result from any unfavorable outcome associated with this inquiry. The Company has incurred significant expenses related to this investigation and expects to continue to incur additional expenses in the future.

On November 16 and 19, 2012, two purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of its common stock, on behalf of themselves and persons or entities that purchased or acquired securities of the Company between August 5, 2011 and October 31, 2012. The complaints alleged that the defendants violated the federal securities laws in connection with disclosures related to the FDA and the marketing and labeling of the Company’s Impella 2.5 product and seek damages in an unspecified amount. The Court has consolidated these complaints and a consolidated amended complaint was filed by the plaintiffs on May 20, 2013. On July 8, 2013, the Company filed a motion to dismiss the consolidated class action. Oral arguments on the Company’s motion to dismiss were conducted before the presiding district court judge on September 18, 2013. On April 10, 2014, the U.S. District Court entered an order granting our motion and dismissed the consolidated and amended complaint. On May 9, 2014, the plaintiffs filed a notice of appeal.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 11. Commitments and Contingencies (Continued)

On February 4, 2013, an alleged stockholder of the Company filed a derivative action on the Company’s behalf against each of the Company’s directors in the U.S. District Court for the District of Massachusetts. The complaint alleged that the directors breached their fiduciary duties to the Company and its stockholders in connection with disclosures related to the FDA and the marketing and labeling of its Impella 2.5 product and sought damages in an unspecified amount. On March 22, 2013, the Company filed a motion to dismiss the derivative action. On June 21, 2013, the District Court granted the Company’s motion to dismiss. The plaintiff has appealed the dismissal to the United States Court of Appeals for the First Circuit. Oral argument was conducted before the appellate court on February 5, 2014.

On April 25, 2014, the Company received a subpoena from the Boston regional office of the United States Department of Health and Human Services, Office of Inspector General requesting materials relevant to the Company’s reimbursement of expenses and remuneration to healthcare providers for a six month the period from July 2012 through December 2012. The Office of Inspector General has informed the Company that the subpoena currently relates to a civil investigation. The Company intends to comply fully and promptly with this request.

The Company is unable to estimate its potential liability with respect to the Department of Justice investigation, the Inspector General’s investigation, the appeal of the dismissal of the purported class action claim and the appeal of the dismissal of the derivative claims. There are numerous factors that make it difficult to meaningfully estimate possible loss or range of loss at this stage of the investigation and lawsuits, including that: the proceedings are in relatively early stages, there are significant factual and legal issues to be resolved, information obtained or rulings made during any lawsuits or investigations could affect the methodology for calculation. In addition, with respect to claims where damages are the requested relief, no amount of loss or damages has been specified. Therefore, the Company is unable at this time to estimate its possible losses and accordingly, no adjustment has been made to the financial statements to reflect the outcome of these uncertainties.

Note 12. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,
	2014	2013
	(in $000’s)
Employee compensation	$11,967	$9,664
Research and development	1,587	1,025
Sales and income taxes	1,445	2,107
Professional, legal and accounting fees	1,304	1,100
Warranty	794	708
Other	802	558

	$17,899	$15,162

Accrued employee compensation consists primarily of accrued bonuses, accrued commissions and accrued employee benefits at March 31, 2014 and 2013.

Note 13. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 74% and 71% of the Company’s total consolidated assets are located within the U.S. as of March 31, 2014 and 2013, respectively. The remaining assets are mostly located in Europe and are primarily related to the Company’s Impella production facility in Germany, and include goodwill of $38.0 and $35.4 million at March 31, 2014 and 2013, respectively, associated with the Impella acquisition in May 2005. Total assets in Europe excluding goodwill amounted to 8% of total consolidated assets at each of March 31, 2014 and 2013. International sales (sales outside the U.S. and primarily in Europe) accounted for 9%, 7% and 8% of total product revenue during the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 14. Quarterly Results of Operation (Unaudited)

The following is a summary of the Company’s unaudited quarterly results of operations for the fiscal years ending March 31, 2014 and 2013:

	Fiscal Year Ended March 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
	(in $000’s)
Total revenues	$42,670	$44,345	$46,195	$50,433	$183,643
Cost of product revenue	8,723	9,027	9,458	10,114	37,322
Other operating expenses	35,254	33,920	32,143	36,641	137,958
Other income (expense), net	(5)	31	57	84	167

Income (loss) before income tax provision	(1,312)	1,429	4,651	3,762	8,530
Income tax provision	411	370	258	140	1,179

Net income (loss)	$(1,723)	$1,059	$4,393	$3,622	$7,351

Basic net income (loss) per share	$(0.04)	$0.03	$0.11	$0.09	$0.19
Diluted net income (loss) per share	$(0.04)	$0.03	$0.11	$0.09	$0.18

	Fiscal Year Ended March 31, 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
	(in $000’s)
Total revenues	$38,783	$37,417	$38,250	$43,674	$158,124
Cost of product revenue	7,446	7,194	8,130	8,826	31,596
Other operating expenses	27,776	24,291	27,202	30,716	109,985
Other income (expense), net	(6)	(8)	325	8	319

Income before income tax provision	3,555	5,924	3,243	4,140	16,862
Income tax provision	436	455	559	398	1,848

Net income	$3,119	$5,469	$2,684	$3,742	$15,014

Basic net income per share	$0.08	$0.14	$0.07	$0.10	$0.38
Diluted net income per share	$0.08	$0.13	$0.07	$0.09	$0.37

ABIOMED, INC. AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Fiscal Year Ended March 31, 2012	$274	$181	$225	$230
Fiscal Year Ended March 31, 2013	$230	$200	$294	$136
Fiscal Year Ended March 31, 2014	$136	$81	$32	$185