Form 10-Q
period 2014-06-30
ABIOMED INC
filed 2014-08-06
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, 40,463,481 shares of the registrant’s common stock, $.01 par value, were outstanding.

ABIOMED, INC. AND SUBSIDIARIES

ABIOMED, ABIOCOR, IMPELLA, IMPELLA CP and Symphony are trademarks of ABIOMED, Inc., and are registered in the U.S. and certain foreign countries. BVS is a trademark of ABIOMED, Inc. and is registered in the U.S. AB5000 is a trademark of ABIOMED, Inc. IMPELLA and RECOVER are trademarks of Abiomed Europe GmbH, a subsidiary of ABIOMED, Inc., and are registered in the U.S. and certain foreign countries.

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2014	March 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$34,740	$20,916
Short-term marketable securities	52,458	55,663
Accounts receivable, net	22,763	24,357
Inventories	13,920	13,948
Prepaid expenses and other current assets	3,334	3,082

Total current assets	127,215	117,966
Long-term marketable securities	33,760	41,761
Property and equipment, net	6,716	6,889
Goodwill	37,694	37,990
Other assets	801	801

Total assets	$206,186	$205,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,759	$7,746
Accrued expenses	17,015	17,899
Deferred revenue	5,200	4,766

Total current liabilities	28,974	30,411
Long-term deferred tax liability	6,640	6,415
Other long-term liabilities	222	228

Total liabilities	35,836	37,054

Commitments and contingencies (Note 9)
Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	415	411
Authorized - 100,000,000 shares; Issued - 41,619,312 shares at June 30, 2014 and 41,122,695 shares at March 31, 2014;
Outstanding - 40,365,369 shares at June 30, 2014 and 39,916,328 shares at March 31, 2014
Additional paid in capital	441,260	436,136
Accumulated deficit	(252,619)	(250,910)
Treasury stock at cost - 1,253,943 shares at June 30, 2014 and 1,206,367 shares at March 31, 2014	(17,567)	(16,554)
Accumulated other comprehensive loss	(1,139)	(730)

Total stockholders’ equity	170,350	168,353

Total liabilities and stockholders’ equity	$206,186	$205,407

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2014	2013
Revenue:
Product revenue	$48,660	$42,609
Funded research and development	151	61

	48,811	42,670

Costs and expenses:
Cost of product revenue	9,689	8,723
Research and development	9,062	7,287
Selling, general and administrative	31,598	27,967

	50,349	43,977

Loss from operations	(1,538)	(1,307)

Other income (loss):
Investment income, net	44	16
Other income (loss), net	11	(21)

	55	(5)

Loss before income tax provision	(1,483)	(1,312)
Income tax provision	226	411

Net loss	$(1,709)	$(1,723)

Basic net loss per share	$(0.04)	$(0.04)
Basic weighted average shares outstanding	40,062	38,678

Diluted net loss per share	$(0.04)	$(0.04)
Diluted weighted average shares outstanding	40,062	38,678

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2014	2013

Net loss	$(1,709)	$(1,723)

Other comprehensive (loss) income:
Foreign currency translation (losses) gains	(436)	526
Net unrealized gains (losses) on marketable securities	27	(21)

Other comprehensive (loss) income	(409)	505

Comprehensive loss	$(2,118)	$(1,218)

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(1,709)	$(1,723)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	621	652
Bad debt expense	31	15
Stock-based compensation	4,290	3,921
Write-down of inventory	206	207
Deferred tax provision	225	226
Changes in assets and liabilities:
Accounts receivable	1,548	1,971
Inventories	(234)	(1,689)
Prepaid expenses and other assets	(255)	292
Accounts payable	(1,049)	(1,302)
Accrued expenses and other long-term liabilities	(919)	(2,397)
Deferred revenue	435	(206)

Net cash provided by (used for) operating activities	3,190	(33)
Investing activities:
Purchases of marketable securities	(24,524)	(15,401)
Proceeds from the sale and maturity of marketable securities	35,730	17,750
Purchase of other investment	—	(750)
Purchases of property and equipment	(380)	(711)

Net cash provided by investing activities	10,826	888
Financing activities:
Proceeds from the exercise of stock options	820	1,931
Payments in lieu of issuance of common stock for minimum payroll taxes	(1,013)	(426)

Net cash (used for) provided by financing activities	(193)	1,505
Effect of exchange rate changes on cash	1	(84)

Net increase in cash and cash equivalents	13,824	2,276
Cash and cash equivalents at beginning of period	20,916	9,451

Cash and cash equivalents at end of period	$34,740	$11,727

Supplemental disclosures:
Cash paid for income taxes	$172	$798
Fixed asset expenditures incurred, not yet paid	215	86

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting and in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 that has been filed with the Securities and Exchange Commission, or SEC.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period may not be indicative of results for the full fiscal year.

There have been no changes in the Company’s significant accounting policies for the three months ended June 30, 2014 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 that has been filed with the SEC.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers to provide updated guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company in the first quarter of fiscal 2017. Early adoption is not permitted. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

Note 2. Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities include stock options, restricted stock awards, restricted stock units, performance-based stock awards and shares to be purchased under the Company’s employee stock purchase plan. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same. The Company’s basic and diluted net (loss) income per share for the three months ended June 30, 2014 and 2013 were as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2014	2013
Basic Net (Loss) Income Per Share
Net loss	$(1,709)	$(1,723)

Weighted average shares used in computing basic net loss per share	40,062	38,678

Net loss per share - basic	$(0.04)	$(0.04)

	Three Months Ended June 30,
	2014	2013
Diluted Net (Loss) Income Per Share
Net loss	$(1,709)	$(1,723)

Weighted average shares used in computing basic net loss per share	40,062	38,678
Effect of dilutive securities	—	—

Weighted average shares used in computing diluted net loss per share	40,062	38,678

Net loss per share - diluted	$(0.04)	$(0.04)

For the three months ended June 30, 2014, approximately 3,678,000 shares underlying stock options and approximately 1,242,000 restricted shares and restricted stock units were excluded from the calculation of diluted weighted average shares outstanding because the Company incurred a loss in the period and to include them would have been anti-dilutive.

For the three months ended June 30, 2013, approximately 4,326,000 shares underlying stock options and approximately 1,168,000 restricted shares and restricted stock units were excluded from the calculation of diluted weighted average shares outstanding because the Company incurred a loss in the period and to include them would have been anti-dilutive.

Note 3. Marketable Securities and Fair Value Measurements

Marketable Securities

The Company’s marketable securities are classified as available-for-sale securities and, accordingly, are recorded at fair value. The difference between amortized cost and fair value is included in stockholders’ equity.

The Company’s marketable securities at June 30, 2014 and March 31, 2014 are invested in the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in $000’s)
At June 30, 2014:
US Treasury securities	$19,486	$—	$—	$19,486
Short-term government-backed securities	32,963	11	(2)	32,972
Long-term government-backed securities	33,758	11	(9)	33,760

	$86,207	$22	$(11)	$86,218

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in $000’s)
At March 31, 2014:
US Treasury securities	$31,487	$—	$—	$31,487
Short-term government-backed securities	24,174	6	(4)	24,176
Long-term government-backed securities	41,779	8	(26)	41,761

	$97,440	$14	$(30)	$97,424

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

The following table presents the Company’s financial instruments recorded at fair value in the consolidated balance sheet, classified according to the three categories described above:

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At June 30, 2014:
U.S. Treasury securities	—	$19,486	—	$19,486
Short-term government-backed securities	—	32,972	—	32,972
Long-term government-backed securities	—	33,760	—	33,760

	—	$86,218	—	$86,218

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At March 31, 2014:
U.S. Treasury securities	—	$31,487	—	$31,487
Short-term government-backed securities	—	24,176	—	24,176
Long-term government-backed securities	—	41,761	—	41,761

	—	$97,424	—	$97,424

Note 4. Inventories

The components of inventories are as follows:

	June 30, 2014	March 31, 2014
	(in $000’s)
Raw materials and supplies	$6,534	$6,414
Work-in-progress	6,295	6,261
Finished goods	1,091	1,273

	$13,920	$13,948

The Company’s inventories relate to its circulatory care product lines, primarily the Impella and AB5000 product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead. The Company recorded $0.2 million in each of the three months ended June 30, 2014 and 2013, in write-downs of inventory.

Note 5. Goodwill

The carrying amount of goodwill at June 30, 2014 and March 31, 2014 was $37.7 million and $38.0 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, or Impella, in 2005. The goodwill activity for the three months ended June 30, 2014 is as follows:

(in $000’s)
Balance at March 31, 2014	$37,990
Exchange rate impact	(296)

Balance at June 30, 2014	$37,694

The Company has no accumulated impairment losses on goodwill.

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2014	March 31, 2014
	(in $000’s)
Employee compensation	$11,798	$11,967
Research and development	1,403	1,587
Sales and income taxes	1,215	1,445
Professional, legal and accounting fees	998	1,304
Warranty	813	794
Other	788	802

	$17,015	$17,899

Employee compensation consists primarily of accrued bonuses, accrued commissions and accrued employee benefits at June 30, 2014 and March 31, 2014.

Note 7. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s consolidated statements of operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
	(in $000’s)
Cost of product revenue	$209	$208
Research and development	853	745
Selling, general and administrative	3,228	2,968

	$4,290	$3,921

The components of stock-based compensation for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014	2013
	(in $000’s)
Restricted stock units and awards	$3,420	$2,936
Stock options	799	925
Employee stock purchase plan	71	60

	$4,290	$3,921

Stock Options

The following table summarizes the stock option activity for the three months ended June 30, 2014:

			Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at April 1, 2014	3,492	$13.27	4.92
Granted	256	21.55
Exercised	(67)	9.99
Cancelled and expired	(3)	17.67

Outstanding at June 30, 2014	3,678	$13.90	5.08	$41,412

Exercisable at June 30, 2014	2,938	$11.93	4.11	$38,802

Options vested and expected to vest at June 30, 2014	3,614	$13.78	5.01	$41,108

The aggregate intrinsic value of options exercised was $0.8 million for the three months ended June 30, 2014. The total fair value of options vested during the three months ended June 30, 2014 was $2.2 million.

The remaining unrecognized stock-based compensation expense for unvested stock option awards at June 30, 2014 was approximately $5.9 million, net of forfeitures, and the weighted-average period over which this cost will be recognized is 2.6 years.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair value for options granted during the nine months ended June 30, 2014 and 2013 was $8.78 and $9.68 per share, respectively.

The fair value of options granted during the three months ended June 30, 2014 and 2013 were calculated using the following weighted average assumptions:

	Three Months Ended June 30,
	2014	2013
Risk-free interest rate	1.57%	0.85%
Expected option life (years)	4.19	4.26
Expected volatility	49.4%	51.9%

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

Restricted Stock and Restricted Stock Units

In addition to stock option grants, the Company also has the ability to grant restricted stock and restricted stock units. Similar to stock options, these restricted stock and restricted stock unit grants are subject to certain vesting criteria. The following table summarizes the activity for the three months ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)
Outstanding at April 1, 2014	1,174	$21.37
Granted	610	21.55
Vested	(429)	20.51
Forfeited	(113)	23.13

Outstanding at June 30, 2014	1,242	$21.59

The remaining unrecognized compensation expense for outstanding restricted stock awards and restricted stock units, including performance-based awards, as of June 30, 2014 was $18.5 million and the weighted-average period over which this cost will be recognized is 2.2 years.

The weighted average grant-date fair value for restricted stock and restricted stock units granted during the three months ended June 30, 2014 and 2013 was $21.55 and $23.15 per share, respectively. The total fair value of restricted stock and restricted stock units vested during the three months ended June 30, 2014 and 2013 was $8.8 million and $5.7 million, respectively.

Performance Based Awards

Included in the restricted stock and restricted stock units activity discussed above are certain awards that vest subject to certain performance-based criteria.

In May 2014, performance-based awards of restricted stock units for the potential issuance of 379,752 shares of common stock were issued to certain executive officers and employees, all of which vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of June 30, 2014, the Company is recognizing compensation expense based on the probable outcome related to the prescribed performance targets on the outstanding awards.

In May 2013, performance-based awards of restricted stock units for the potential issuance of 268,988 shares of common stock were issued to certain executive officers and employees, all of which vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of June 30, 2014, the Company has met the prescribed performance milestones for these awards. These awards are still subject to service requirements for vesting for these employees and the compensation expense is being recognized accordingly.

In May 2012, performance-based awards of restricted stock units for the potential issuance of 195,188 shares of common stock were issued to certain executive officers and employees of the Company, all of which will vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of June 30, 2014, the Company has met the prescribed performance milestones for these awards. These awards are still subject to service requirements for vesting for these employees and the compensation expense is being recognized accordingly.

In May 2011 and June 2011, performance-based awards of restricted stock units for the potential issuance of 284,000 shares of common stock were issued to certain executive officers and members of the senior management of the Company, which vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of June 30, 2014, the Company has met the prescribed milestones for 234,000 shares underlying these awards and recorded all related stock compensation expense. In March 2014, the Company modified the performance condition on the remaining 50,000 restricted stock units. As of June 30, 2014, the Company believes that it is probable that the prescribed performance milestones will be met on these restricted stock units and the compensation expense is being recognized accordingly.

During the three months ended June 30, 2014, the Company has recorded $1.6 million in stock-based compensation expense for equity awards in which the prescribed performance milestones have been achieved or are probable of being achieved. The remaining unrecognized compensation expense related to these equity awards at June 30, 2014 is $9.4 million based on the Company’s current assessment of probability of achieving the performance milestones. The weighted-average period over which this cost will be recognized is 2.1 years.

Note 8. Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each fiscal year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included, its history of net operating losses incurred for most of its existence, expiration of various federal and state attributes, the uncertainty relative to the Department of Justice and Office of Inspector General investigations of the Company and the Company’s Pre-Market Approval, or PMA, application with the U.S. Food and Drug Administration, or FDA, for its Impella products, the Company’s expansion into new markets, such as Japan, the government reimbursement environment for the Company’s products, the Company’s profitability for recent years and uncertainties around the Company’s forecasted profit before tax for fiscal 2015. Based on the review of all available evidence, the Company determined that the objectively verifiable negative evidence outweighed the positive evidence and it recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realizable as of June 30, 2014. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on its results of operations.

As of June 30, 2014, the Company has accumulated a net deferred tax liability of $6.6 million which is the result of the difference in accounting for the Company’s goodwill, which is amortizable over 15 years for tax purposes but not amortizable for book purposes. The net deferred tax liability cannot be offset against the Company’s deferred tax assets since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

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

Note 9. Commitments and Contingencies

Commitments

In July 2013, the Company entered into a lease agreement to continue renting its existing space in Aachen, Germany through July 31, 2023. The building serves as the Company’s European headquarters and houses most of the manufacturing operations for its Impella product line. The lease payments are approximately 34,500€ (euro) (approximately U.S. $47,000 at June 30, 2014 exchange rates) per month.

In February 2014, the Company entered into a lease agreement to continue renting its existing space in Danvers, Massachusetts through February 28, 2021. Monthly rent is as follows:

•	The base rent for March 2014 through April 2014 was $66,000 per month; and

•	The base rent for May 2014 through February 2016 is $74,050 per month; and

•	The base rent for March 2016 through February 2018 will be $70,750 per month; and

•	The base rent for March 2018 through February 2021 will be $72,750 per month.

License agreement

In April 2014, the Company entered into an exclusive license agreement with Opsens, Inc. for the rights to certain optical sensor technologies in the field of cardio-circulatory assist devices. The Company made a $1.5 million upfront payment upon execution of the agreement and agreed to make additional payments of up to $4.5 million upon the achievement of certain development milestones.

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

On October 26, 2012, the Company was informed that the United States Attorney’s Office for the District of Columbia is conducting an investigation that is focused on the Company’s marketing and labeling of the Impella 2.5. On October 31, 2012, the Company accepted service of a subpoena related to this investigation seeking documents related to the Impella 2.5. The Company believes that is has substantially complied with the subpoena and has submitted the requested documents to the United States Attorney’s Office. On September 13, 2013, the Company entered into a tolling agreement with the United States Attorney’s Office, pursuant to which the Company and the United States Attorney’s Office mutually agreed to toll the applicable statutes of limitations for all criminal, civil and administrative offenses and violations that could be charged or claimed against the Company as of that date until June 2, 2014. On May 27, 2014, the Company executed an extension of the tolling agreement through February 2, 2015. The investigation is ongoing, however, the Company is unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability, if any, that could result from any unfavorable outcome associated with this inquiry. The Company has incurred significant expenses related to this investigation and expects to continue to incur additional expenses in the future.

On November 16 and 19, 2012, two purported class action complaints were filed against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of its common stock, on behalf of themselves and persons or entities that purchased or acquired securities of the Company between August 5, 2011 and October 31, 2012. The complaints alleged that the defendants violated the federal securities laws in connection with disclosures related to the FDA and the marketing and labeling of the Company’s Impella 2.5 product and seek damages in an unspecified amount. The Court consolidated these complaints and a consolidated amended complaint was filed by the plaintiffs on May 20, 2013. On July 8, 2013, the Company filed a motion to dismiss the consolidated class action. Oral arguments on the Company’s motion to dismiss were conducted before the presiding district court judge on September 18, 2013. On April 10, 2014, the U.S. District Court entered an order granting our motion and dismissed the consolidated and amended complaint. On May 9, 2014, the plaintiffs filed a notice of appeal, and subsequently filed their appellate brief with the U.S. Court of Appeals for the First Circuit on July 16, 2014. The appeal process remains ongoing.

On February 4, 2013, an alleged stockholder of the Company filed a derivative action on the Company’s behalf against each of the Company’s directors in the U.S. District Court for the District of Massachusetts. The complaint alleged that the directors breached their fiduciary duties to the Company and its stockholders in connection with disclosures related to the FDA and the marketing and labeling of its Impella 2.5 product and sought damages in an unspecified amount. On March 22, 2013, the Company filed a motion to dismiss the derivative action. On June 21, 2013, the District Court granted the Company’s motion to dismiss. The plaintiff appealed the dismissal to the U.S. Court of Appeals for the First Circuit. Oral argument was conducted before the appellate court on February 5, 2014, and the U.S. Court of Appeals for the First Circuit affirmed the District Court’s Order of Dismissal in a written opinion issued on June 10, 2014.

On April 25, 2014, the Company received a subpoena from the Boston regional office of the United States Department of Health and Human Services, or HHS, Office of Inspector General requesting materials relevant to the Company’s reimbursement of expenses and remuneration to healthcare providers for a six month period from July 2012 through December 2012. The Office of Inspector General has informed the Company that the subpoena currently relates to a civil investigation. The Company believes that it has substantially complied with the subpoena and has submitted the requested documents to HHS.

The Company is unable to estimate its potential liability with respect to the Department of Justice investigation, the Office of Inspector General’s investigation and the appeal of the dismissal of the purported class action claim. There are numerous factors that make it difficult to meaningfully estimate possible loss or range of loss at this stage of the investigation and lawsuits, including that: the proceedings are in relatively early stages, there are significant factual and legal issues to be resolved, information obtained or rulings made during any lawsuits or investigations could affect the methodology for calculation. In addition, with respect to claims where damages are the requested relief, no amount of loss or damages has been specified. Therefore, the Company is unable at this time to estimate its possible losses and accordingly, no adjustment has been made to the financial statements to reflect the outcome of these uncertainties.

Note 10. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 65% and 74% of the Company’s total consolidated assets are located within the U.S. as of June 30, 2014 and March 31, 2014, respectively. The remaining assets are located primarily in Germany and include goodwill of $37.7 million and $35.4 million at June 30, 2014 and March 31, 2014, respectively, associated with the Impella acquisition in May 2005. Total assets outside of the U.S. excluding goodwill amounted to 17% and 8% of total consolidated assets as of June 30, 2014 and March 31, 2014, respectively. International sales (sales outside the U.S. and primarily in Europe) accounted for 11% and 8% of total revenue for the three months ended June 30, 2014 and 2013, respectively.

Note 11. Subsequent Events

Acquisition of ECP Entwickslungsgesellschaft mbH

On July 1, 2014, the Company’s wholly-owned German subsidiary, Abiomed Europe GmbH (“Abiomed Europe”) and the Company, entered into a share purchase agreement with Syscore GmbH, a limited liability company incorporated in Germany (“Syscore”), providing for the acquisition of all of the issued shares of ECP Entwicklungsgesellschaft GmbH, a limited liability company incorporated in Germany (“ECP”). ECP, based in Berlin, Germany, is engaged in research, development, prototyping and the pre-serial production of a percutaneous expandable catheter pump which increases blood circulation from the heart with an external drive shaft.

The Company acquired ECP for $13.0 million in cash, with additional potential payouts up to a maximum of $15.0 million payable to Syscore based on the achievement of certain technical and commercial milestones. These milestone payments may be made, at the Company’s option, by a combination of cash or its common stock. The Company placed $1.3 million of the initial closing payment in escrow for the purpose of partially securing any amounts payable by Syscore as a result of the indemnification provisions in the agreement.

ECP’s Acquisition of AIS GmbH Aachen Innovative Solutions

On July 1, 2014, in connection with the Company’s acquisition of ECP, ECP acquired all of the issued shares of AIS GmbH Aachen Innovative Solutions (“AIS”), a limited liability company incorporated in Germany. AIS, based in Aachen, Germany, holds certain intellectual property useful to ECP’s business, and, prior to being acquired by ECP, had licensed such intellectual property to ECP. The purchase price for the acquisition of AIS’s shares was $2.8 million in cash and the acquisition closed immediately prior to Abiomed Europe’s acquisition of ECP.

The acquisitions will be accounted for as a business combination which requires that the consideration exchanged and net assets acquired be recorded in the Company’s financial statements at their respective fair values at the date of acquisition. The Company will include the financial results of ECP and AIS in its consolidated financial statements commencing July 1, 2014. Based upon the timing of the acquisitions subsequent to the Company’s first quarter of fiscal 2015, the initial accounting for the business combination is incomplete at the time of filing this report. The Company is currently in the process of determining the purchase accounting impact of the acquisitions. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and certain required disclosures. If material, the Company will include this in future financial statements.

To date through June 30, 2014, the Company has incurred $0.7 million in transaction costs related to these acquisitions, which have been recorded in general and administrative expenses.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Abiomed’s discussion of financial condition and results of operations may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from those anticipated in these forward-looking statements based upon a number of factors, including uncertainties associated with development, testing and related regulatory approvals, including the potential for future losses, complex manufacturing, high quality requirements, dependence on limited sources of supply, competition, technological change, government regulation, litigation matters, future capital needs and uncertainty of additional financing and other risks and challenges detailed in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. In particular, we encourage you to review the risks and uncertainties discussed under Item 1A of Part I of our Annual Report on Form 10-K, for the year ended March 31, 2014. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of unanticipated events.

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

In November 2012, we announced that the Impella RP received Investigational Device Exemption, or IDE, approval from the FDA for use in RECOVER RIGHT, a pivotal clinical study in the U.S. The RECOVER RIGHT study was designed to enroll up to 30 patients with signs of right side heart failure who require hemodynamic support and are being treated in the cath lab or surgery suite. The Impella RP is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of flow per minute and is intended to provide the flow and pressure needed to compensate for right side heart failure. In April 2013, we enrolled the first patient in RECOVER RIGHT and we completed enrollment for the 30 patients in the Impella RP RECOVER RIGHT study in March 2014. In May 2014, we received approval for implementation of a Continuous Access Protocol, or CAP, from the FDA for the RECOVER RIGHT RP trial. The CAP will allow us to enroll up to 22 additional patients at the 15 U.S. investigational sites for a six month period, from the date of the CAP approval. In April 2014, the Impella RP received CE Marking approval which allows for commercial sale of Impella RP in the EU and other countries that require a CE Marking approval for commercial sale. This product is not currently available for commercial use outside of Europe.

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

We have been working with the FDA to submit a modular PMA submission for Impella 2.5 in response to the Panel’s recommendation of Class III for Impella products. A modular PMA allows for a parallel submission of preclinical and manufacturing data for review while still preparing the clinical module. The FDA has confirmed that it agrees with our proposed shell for the modular PMA and we submitted all modules required by the FDA as part of the planned modular PMA submission in March 2014. The PMA will be treated as a standard PMA and all modules have now been consolidated for final review by the FDA.

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

On October 26, 2012, we were informed that the United States Attorney’s Office for the District of Columbia is conducting an investigation that is focused on our marketing and labeling of the Impella 2.5. On October 31, 2012, we accepted service of a subpoena related to this investigation seeking documents related to the Impella 2.5. We believe we have substantially complied with the subpoena and have submitted the requested documents to the United States Attorney’s Office. On September 13, 2013, we entered into a tolling agreement with the United States Attorney’s Office, pursuant to which we and the United States Attorney’s Office mutually agreed to toll the applicable statutes of limitations for all criminal, civil and administrative offenses and violations that could be charged or claimed against us as of that date until June 2, 2014. On May 27, 2014, we executed an extension of the tolling agreement through February 2, 2015. The investigation is ongoing, however, we are unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability, if any, that could result from any unfavorable outcome associated with this inquiry. We have incurred significant expenses related to this investigation and we expect to continue to incur additional expenses in the future.

On November 16 and 19, 2012, two purported class action complaints were filed against us and certain of our officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of our common stock, on behalf of themselves and persons or entities that purchased or acquired our securities between August 5, 2011 and October 31, 2012. The complaints alleged that the defendants violated the federal securities laws in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seek damages in an unspecified amount. The Court consolidated these complaints and a consolidated amended complaint was filed by the plaintiffs on May 20, 2013. On July 8, 2013, we filed a motion to dismiss the consolidated class action. Oral arguments on our motion to dismiss were conducted before the presiding district court judge on September 18, 2013. On April 10, 2014, the U.S. District Court entered an order granting our motion and dismissed the consolidated and amended complaint. On May 9, 2014, the plaintiffs filed a notice of appeal, and subsequently filed their appellate brief with the U.S. Court of Appeals for the First Circuit on July 16, 2014. The appeal process remains ongoing.

On February 4, 2013, an alleged stockholder of the Company filed a derivative action on our behalf against each of our directors in the U.S. District Court for the District of Massachusetts. The complaint alleged that the directors breached their fiduciary duties to us and our stockholders in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and sought damages in an unspecified amount. On March 22, 2013, we filed a motion to dismiss the derivative action. On June 21, 2013, the District Court granted our motion to dismiss. The plaintiff appealed the dismissal to the U.S. Court of Appeals for the First Circuit. Oral argument was conducted before the appellate court on February 5, 2014, and the U.S. Court of Appeals for the First Circuit affirmed the District Court’s Order of Dismissal in a written opinion issued on June 10, 2014.

On April 25, 2014, we received a subpoena from the Boston regional office of the United States Department of Health and Human Services, or HHS, Office of Inspector General requesting materials relevant to our reimbursement of expenses and remuneration to healthcare providers for a six month period from July 2012 through December 2012. The Office of Inspector General has informed us that the subpoena currently relates to a civil investigation. We believe that we have substantially complied with the subpoena and have submitted the requested documents to HHS.

On July 1, 2014, we acquired all of the issued shares of ECP Entwicklungsgesellschaft GmbH, a German limited liability company, or ECP, for $13.0 million in cash, with additional potential payments up to a maximum of $15.0 million based on the achievement of certain technical and commercial milestones. ECP, based in Berlin, Germany, is engaged in research, development, prototyping and the pre-serial production of a percutaneous expandable catheter pump which increases blood circulation from the heart with an external drive shaft. In connection with our acquisition of ECP, ECP acquired all of the issued shares of AIS GmbH Aachen Innovative Solutions, or AIS, a German limited liability company, for $2.8 million in cash. AIS, based in Aachen, Germany, holds certain intellectual property useful to ECP’s business, and, prior to being acquired by ECP, had licensed such intellectual property to ECP.

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

For the three months ended June 30, 2014, we recognized a net loss of $1.7 million. We may incur additional losses in the future as we continue to invest in research and development related to our products, conduct clinical studies and registries on our products, expand our commercial infrastructure, incur additional legal fees to comply with the ongoing investigations by the Department of Justice and the Office of the Inspector General and defend ourselves from other legal claims, incur additional costs in preparing our PMA application, absorb activities related to the ECP business we acquired in July 2014, enter into collaborations with other parties and invest in new markets such as Japan.

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

Pursuant to discussions with the FDA, we have agreed to submit a modular PMA submission for Impella 2.5. A modular PMA allows for a parallel submission of preclinical and manufacturing data for review while still preparing the clinical module. In July 2013, we received written notification that the FDA has reviewed our proposed PMA shell for modular review of Impella 2.5. The FDA has confirmed that it agrees with our proposed shell. In March 2014, we submitted all of the modules required by the FDA as part of the planned modular PMA submission. The PMA will be treated as a standard PMA and all modules have now been consolidated for final review by the FDA.

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

Impella RP

The Impella RP is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of flow per minute and is intended to provide the flow and pressure needed to compensate for right heart failure. In November 2012, we announced that the Impella RP received U.S. investigational device exemption, or IDE, approval from the FDA for use in RECOVER RIGHT, a pivotal clinical study in the U.S. In March 2014, we completed enrollment of 30 patients at sites that present with signs of right side heart failure, require hemodynamic support, and are being treated in the catheterization lab or cardiac surgery suite. The study collected safety and effectiveness data on the percutaneous use of the Impella RP and will be applied towards the submission of a Humanitarian Device Exemption, or HDE. In May 2014, we received approval for implementation of a Continuous Access Protocol, or CAP, from the FDA for the RECOVER RIGHT RP trial. The CAP will allow us to enroll up to 22 additional patients at the 15 U.S. investigational sites for a six month period from the date of the CAP approval.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three months ended June 30, 2014, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers to provide updated guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in the first quarter of fiscal 2017. Early adoption is not permitted. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues for the three months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,
	2014	2013
Revenues:
Product	99.7%	99.9%
Funded research and development	0.3	0.1

Total revenues	100.0	100.0

Costs and expenses:
Cost of product revenue	19.8	20.4
Research and development	18.6	17.1
Selling, general and administrative	64.8	65.6

Total costs and expenses	103.2	103.1

Income from operations	(3.2)	(3.1)

Other income and income tax provision	0.3	0.9

Net loss	(3.5)%	(4.0)%

Three months ended June 30, 2014 compared with the three ended June 30, 2013

Revenues

Our revenues are comprised of the following:

	Three Months Ended
	June 30,
	2014	2013
	(in $000’s)
Impella product revenue	$44,975	$38,654
Service and other revenue	3,280	2,616
Other products	405	1,339

Total product revenues	48,660	42,609
Funded research and development	151	61

Total revenues	$48,811	$42,670

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD and Impella RP product sales. Other product revenue includes AB5000, BVS5000 and cannulae product sales. Service and other revenue represents revenue earned on preventative maintenance service contracts and maintenance calls.

Total revenues for the three months ended June 30, 2014 increased by $6.1 million, or 14%, to $48.8 million from $42.7 million for the three months ended June 30, 2013. The increase in total revenue was primarily due to higher Impella revenue due to greater utilization in the U.S., which was attributable in part to the increased use of Impella CP since its introduction in the second half of fiscal 2013.

Impella product revenues for the three months ended June 30, 2014 increased by $6.3 million, or 16% to $45.0 million from $38.7 million for the three months ended June 30, 2013. Most of our increase in Impella revenue was from disposable catheter sales in the U.S., as we focus on increasing utilization of our disposable catheter products through continued investment in our field organization and physician training programs. Impella product revenues outside the U.S., primarily in Europe, also increased during the three months ended June 30, 2014. We expect Impella revenues to continue to increase as we add new customer sites, increase utilization at existing customer sites and continue our commercial launch of Impella CP.

Service and other revenue for the three months ended June 30, 2014 increased by $0.7 million, or 27%, to $3.3 million from $2.6 million for the three months ended June 30, 2013. The increase in service revenue was primarily due to an increase in revenue earned under service contracts, primarily for Impella consoles.

Other product revenues for the three months ended June 30, 2014 decreased by $0.9 million, or 69%, to $0.4 million from $1.3 million for the three months ended June 30, 2013. The decrease in other product revenue was due to our discontinuation of sales of our BVS 5000 product and a significant decline in AB5000 disposable sales. We expect that AB5000 revenue will continue to decline as we focus our sales efforts in the surgical suite on Impella 5.0 and LD.

Cost of Product Revenues

Cost of product revenues for the three months ended June 30, 2014 and 2013, respectively, was $9.7 million and $8.7 million, respectively. Gross margin was 80% for each of the three months ended June 30, 2014 and 2013. The increase in cost of product revenues was related to increased Impella demand and costs to support the higher demand for Impella products. Gross margin for the three months ended June 30, 2014 was impacted favorably by lower shipments of consoles and improved average selling price on our mix of Impella products, which were partially offset by higher manufacturing costs associated with lower yields on certain of our products. We expect that the shipments of consoles will continue at approximately the current level for the remainder of fiscal 2015.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2014 increased by $1.8 million, or 25%, to $9.1 million from $7.3 million for the three months ended June 30, 2013.

The increase in research and development expenses was due primarily to a $1.5 million up-front license payment made to Opsens, Inc. Research and development expenses also increased due to additional hiring to support our PMA application for our existing Impella products, increased spending on quality control and product development initiatives associated with Impella RP, Impella CP and Symphony. We expect research and development expenses to increase in the remainder of fiscal 2015 as we continue to pursue our PMA application for our existing Impella products available for sale in the U.S., work on other clinical studies, such as RECOVER RIGHT RP and apply for regulatory approval for our Impella products in Japan. In addition, we expect to incur additional costs as we continue to focus on new product development initiatives associated with Impella RP, Impella CP and Symphony.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 increased by $3.6 million, or 13%, to $31.6 million from $28.0 million for the three months ended June 30, 2013.

The increase in selling, general and administrative expenses was primarily due to the hiring of additional U.S. field sales and clinical personnel, increased spending on marketing initiatives as we continue to educate physicians on the benefits of hemodynamic support and additional legal expenses related to the ECP acquisition. These amounts were, offset by lower legal expenses related to the Department of Justice investigation and shareholder suits.

We expect to continue to increase our expenditures on sales and marketing activities, with particular investments in field sales and clinical personnel with cath lab expertise. We also plan to increase our marketing, service, and training investments to support the efforts of the sales and field clinical teams to drive recovery awareness for acute heart failure patients. We also expect to continue to incur significant legal expenses related to the Department of Justice and Office of Inspector General investigations, our defense of the purported class action, and our defense of the appeal of the dismissal of the derivative action for the foreseeable future.

Provision for Income Taxes

During the three months ended June 30, 2014 and 2013, we recorded a provision for income taxes of $0.2 million and $0.4 million, respectively. The income tax provision for the three months ended June 30, 2014 is primarily due to income taxes related to our deferred tax liability associated with tax deductible goodwill that is not amortized for U.S. GAAP purposes. For the three months ended June 30, 2014, differences between the expected tax at the U.S. statutory tax rate and actual tax relate primarily losses that are not benefited.

Net Income

During each of the three months ended June 30, 2014 and 2013, we incurred a net loss of $1.7 million, or $0.04 per basic and diluted share. We may incur additional losses in the future as we continue to invest in research and development related to our products, conduct clinical studies and registries on our products, prepare our PMA application, expand our commercial infrastructure, pay additional excise taxes, incur additional expenses for activities related to the ECP business we acquired in July 2014 and invest in new markets such as Japan.

Liquidity and Capital Resources

At June 30, 2014, our cash, cash equivalents, and short and long-term marketable securities totaled $121.0 million, an increase of $2.7 million compared to $118.3 million in cash, cash equivalents and short-term and long-term marketable securities at March 31, 2014. We believe that our revenue from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months, exclusive of activities involving any future acquisitions of products or companies that complement or augment our existing line of products.

In July 2014, we acquired ECP and AIS in Germany to expand our research and development efforts in new pump technologies. We paid approximately $15.8 million in cash for the initial purchase price of these acquisitions. We also could be required to pay up to an additional $15.0 million, which may be paid, at our discretion, as cash, shares of our common stock or a combination of both, in connection with our acquisition of ECP, if certain milestones are met. We also expect to incur additional expenses with the operation of these entities as we do not expect to have revenues from these businesses in the near future.

Our primary liquidity requirements are to fund the expansion of our commercial infrastructure in the U.S., increase our Impella manufacturing capacity, increase our inventory levels in order to meet increasing customer demand for Impella in the U.S., fund new product development, pay for fees related to the Department of Justice and Office of the Inspector General investigations, our defense of appeals and anticipated appeals relating to the dismissal of purported class actions and a derivative action against us, and our response to information requests and provide for general working capital needs. Through June 30, 2014, we have funded our operations principally from product sales and through the sale of equity securities. We also receive a small amount of funding from government research and development grants.

Marketable securities at June 30, 2014 consisted of $86.2 million held in funds that invest in U.S. Treasury and government-backed securities. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets.

During the three months ended June 30, 2014, net cash provided by operating activities was $3.2 million, compared to no change in net cash used for or provided by operating activities during the same period in the prior year. The increase in cash provided by operations was primarily attributable to an aggregate $1.7 million decrease in cash used for accounts payable and accrued expenses and other long-term liabilities, a $1.5 million decrease in cash used for inventories attributable to our completion of building up of inventory safety stock levels which were partially offset by a $0.4 million decrease in cash used for accounts receivable due to timing of receivable collections. In addition, net cash provided by operating activities was impacted by changes in non-cash adjustments, including a $0.4 million increase in stock-based compensation.

During the three months ended June 30, 2014, net cash provided by investing activities was $10.8 million, compared to $0.9 million during the same period in the prior year. The increase in cash provided by investing activities was primarily attributable to an $8.9 million increase in proceeds from the sale and maturity of marketable securities, net of purchases of marketable securities, as a result of our monetization of marketable securities to partially fund our July 2014 acquisitions of ECP and AIS . Our cash used for capital expenditures decreased by $0.3 million during the three months ended June 30, 2014, as compared to the same period in the prior year. Our net cash used for investment activities during the three months ended June 30, 2013 was also impacted by an $0.8 million investment in a private medical technology company during that period.

During the three months ended June 30, 2014, net cash used for financing activities was $0.2 million, compared to net cash provided by financing activities of $1.5 million during the same period in the prior year. The decrease in net cash provided by financing activities was primarily attributable to a $1.1 million decrease in proceeds from the exercise of stock options and a $0.6 million increase in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards.

Capital expenditures for fiscal 2015 are estimated to range from $3.0 to $5.0 million, and are expected to be for manufacturing capacity increases for Impella, leasehold improvements and software development projects.

Cash and cash equivalents held by our foreign subsidiaries totaled $20.0 million and $3.3 million at June 30, 2014 and March 31, 2014, respectively. The increase in cash and cash equivalents held by our foreign subsidiaries was due to the transfer of cash to our German subsidiary at the end of June 2014 to finance the transaction to acquire ECP and AIS on July 1, 2014.

Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the U.S., we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

Our liquidity is influenced by our ability to sell our products in a competitive industry and our customers’ ability to pay for our products. Factors that may affect liquidity include our ability to penetrate the market for our products, maintain or reduce the length of the selling cycle, investments in collaborative arrangements with other partners and collect cash from clients after our products are sold. We also expect to continue to incur legal expenses for the foreseeable future related to the Department of Justice and Inspector General’s investigations, our defense of appeals of the dismissals of a purported class action and a derivative action and our response to requests for information. We continue to review our long-term cash needs on a regular basis. At June 30, 2014, we had no long-term debt outstanding.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Primary Market Risk Exposures

Our cash, cash equivalents and marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Marketable securities at June 30, 2014 consist of $86.2 million held in funds that invest in U.S. Treasury and government-backed securities. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2014, we believe the decline in fair market value of our investment portfolio would be immaterial.

Currency Exchange Rates

We have foreign currency exposure to exchange rate fluctuations and particularly with respect to the euro, British pound sterling and Japanese yen. Therefore, our investment in our subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive (loss) income component of stockholders’ equity. If rates of exchange for the euro, British pound and Japanese yen were to have depreciated immediately and uniformly by 10% relative to the U.S. dollar from levels at June 30, 2014, the result would have been a reduction of stockholders’ equity of approximately $4.2 million.

Fair Value of Financial Instruments

At June 30, 2014, our financial instruments consist primarily of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, and accounts payable. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2014, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the first quarter of our fiscal year ending March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 26, 2012, we were informed that the United States Attorney’s Office for the District of Columbia is conducting an investigation that is focused on our marketing and labeling of the Impella 2.5. On October 31, 2012, we accepted service of a subpoena related to this investigation seeking documents related to the Impella 2.5. We believe we have substantially complied with the subpoena and have submitted the requested documents to the United States Attorney’s Office. On September 13, 2013, we entered into a tolling agreement with the United States Attorney’s Office, pursuant to which we and the United States Attorney’s Office mutually agreed to toll the applicable statutes of limitations for all criminal, civil and administrative offenses and violations that could be charged or claimed against us as of that date until June 2, 2014. On May 27, 2014, we executed an extension of the tolling agreement through February 2, 2015. The investigation is ongoing, however, we are unable to predict the ultimate outcome or determine whether a liability has been incurred or make an estimate of the reasonably possible liability, if any, that could result from any unfavorable outcome associated with this inquiry. We have incurred significant expenses related to this investigation and we expect to continue to incur additional expenses in the future.

On November 16 and 19, 2012, two purported class action complaints were filed against us and certain of our officers in the U.S. District Court for the District of Massachusetts by alleged purchasers of our common stock, on behalf of themselves and persons or entities that purchased or acquired our securities between August 5, 2011 and October 31, 2012. The complaints alleged that the defendants violated the federal securities laws in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and seek damages in an unspecified amount. The Court consolidated these complaints and a consolidated amended complaint was filed by the plaintiffs on May 20, 2013. On July 8, 2013, we filed a motion to dismiss the consolidated class action. Oral arguments on our motion to dismiss were conducted before the presiding district court judge on September 18, 2013. On April 10, 2014, the U.S. District Court entered an order granting our motion and dismissed the consolidated and amended complaint. On May 9, 2014, the plaintiffs filed a notice of appeal, and subsequently filed their appellate brief with the U.S. Court of Appeals for the First Circuit on July 16, 2014. The appeal process remains ongoing.

On February 4, 2013, an alleged stockholder of the Company filed a derivative action on our behalf against each of our directors in the U.S. District Court for the District of Massachusetts. The complaint alleged that the directors breached their fiduciary duties to us and our stockholders in connection with disclosures related to the FDA and the marketing and labeling of our Impella 2.5 product and sought damages in an unspecified amount. On March 22, 2013, we filed a motion to dismiss the derivative action. On June 21, 2013, the District Court granted our motion to dismiss. The plaintiff appealed the dismissal to the U.S Court of Appeals for the First Circuit. Oral argument was conducted before the appellate court on February 5, 2014, and the U.S. Court of Appeals for the First Circuit affirmed the District Court’s Order of Dismissal in a written opinion issued on June 10, 2014.

On April 25, 2014, we received a subpoena from the Boston regional office of the United States Department of Health and Human Services, or HHS, Office of Inspector General requesting materials relevant to our reimbursement of expenses and remuneration to healthcare providers for a six month period from July 2012 through December 2012. The Office of Inspector General has informed us that the subpoena currently relates to a civil investigation. We believe that we have substantially complied with the subpoena and have submitted the requested documents to HHS.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2014, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended June 30, 2014. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2014	—		—	—	—
May 1-31, 2014	47,576	(1)	$21.36	—	—
June 1-30, 2014	—		—	—	—

(1)	Represents shares withheld to satisfy minimum tax withholding obligations related to restricted stock units which vested during the indicated period. The shares withheld were recorded as treasury shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004 (File No. 001-09585)	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007 (File No. 001-09585)	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

11.1	Statement regarding computation of Per Share Earnings (see Note 2, Notes to Consolidated Financial Statements).	X

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal accounting officer.	X

32.1	Section 1350 certification.	X

101	The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and March 31, 2014; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and June 30, 2013; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three ended June 30, 2014 and June 30, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and June 30, 2013; and (v) Notes to Condensed Consolidated Financial Statements.	X

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Abiomed, Inc.

Date: August 6, 2014	/S/ ROBERT L. BOWEN
Robert L. Bowen
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)