Form 10-Q
period 2015-06-30
ABIOMED INC
filed 2015-08-06
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 42,054,091 shares of the registrant’s common stock, $.01 par value, were outstanding.

ABIOMED, INC. AND SUBSIDIARIES

NOTE REGARDING COMPANY REFERENCES

Throughout this report on Form 10-Q (the “Report”), “Abiomed, Inc.,” the “Company,” “we,” “us” and “our” refer to ABIOMED, Inc. and its consolidated subsidiaries.

NOTE REGARDING TRADEMARKS

ABIOMED, ABIOCOR, IMPELLA, IMPELLA CP, IMPELLA RP and Symphony are trademarks of ABIOMED, Inc., and are registered in the U.S. and certain foreign countries. BVS is a trademark of ABIOMED, Inc. and is registered in the U.S. AB5000 is a trademark of ABIOMED, Inc. IMPELLA and RECOVER are trademarks of Abiomed Europe GmbH, a subsidiary of ABIOMED, Inc., and are registered in the U.S. and certain foreign countries.

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2015	March 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$40,431	$22,401
Short-term marketable securities	114,489	109,557
Accounts receivable, net	34,372	31,828
Inventories	21,230	16,774
Prepaid expenses and other current assets	4,003	4,479
Deferred tax assets, net	29,587	35,100

Total current assets	244,112	220,139
Long-term marketable securities	1,501	13,996
Property and equipment, net	10,218	9,127
Goodwill	32,243	31,534
In-process research and development	15,041	14,711
Long-term deferred tax assets, net	45,206	45,206
Other assets	3,685	3,654

Total assets	$352,006	$338,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,617	$10,389
Accrued expenses	19,798	21,894
Deferred revenue	7,868	7,036

Total current liabilities	36,283	39,319
Other long-term liabilities	198	183
Contingent consideration	6,661	6,510
Long-term deferred tax liabilities	813	795

Total liabilities	43,955	46,807

Commitments and contingencies (Note 10)
Stockholders’ equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	420	413
Authorized - 100,000,000 shares; Issued - 43,354,209 shares at June 30, 2015 and 42,618,717 shares at March 31, 2015;
Outstanding - 42,018,530 shares at June 30, 2015 and 41,335,773 shares at March 31, 2015
Additional paid in capital	474,528	465,046
Accumulated deficit	(128,363)	(137,222)
Treasury stock at cost - 1,335,679 shares at June 30, 2015 and 1,282,944 shares at March 31, 2015	(22,812)	(19,347)
Accumulated other comprehensive loss	(15,722)	(17,330)

Total stockholders’ equity	308,051	291,560

Total liabilities and stockholders’ equity	$352,006	$338,367

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2015	2014
Revenue:
Product revenue	$73,426	$48,660
Funded research and development	6	151

	73,432	48,811

Costs and expenses:
Cost of product revenue	10,868	9,689
Research and development	10,210	9,062
Selling, general and administrative	37,323	31,598

	58,401	50,349

Income (loss) from operations	15,031	(1,538)

Other income:
Investment income, net	63	44
Other income, net	53	11

	116	55

Income (loss) before income taxes	15,147	(1,483)
Income tax provision	6,288	226

Net income (loss)	$8,859	$(1,709)

Basic net income (loss) per share	$0.21	$(0.04)
Basic weighted average shares outstanding	41,696	40,062

Diluted net income (loss) per share	$0.20	$(0.04)
Diluted weighted average shares outstanding	44,410	40,062

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2015	2014
Net income (loss)	$8,859	$(1,709)

Other comprehensive income (loss):
Foreign currency translation gains (losses)	1,598	(436)
Net unrealized gains on marketable securities	10	27

Other comprehensive income (loss)	1,608	(409)

Comprehensive income (loss)	$10,467	$(2,118)

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended June 30,
	2015	2014
Operating activities:
Net income (loss)	$8,859	$(1,709)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	663	621
Bad debt expense	(37)	31
Stock-based compensation	4,799	4,290
Write-down of inventory	299	206
Excess tax benefit from stock-based awards	(81)	—
Deferred tax provision	5,805	225
Change in fair value of contingent consideration	151	—
Changes in assets and liabilities:
Accounts receivable	(2,456)	1,548
Inventories	(4,549)	(234)
Prepaid expenses and other assets	463	(255)
Accounts payable	(1,767)	(1,049)
Accrued expenses and other long-term liabilities	(2,063)	(919)
Deferred revenue	828	435

Net cash provided by operating activities	10,914	3,190
Investing activities:
Purchases of marketable securities	(42,661)	(24,524)
Proceeds from the sale and maturity of marketable securities	50,263	35,730
Purchases of property and equipment	(1,863)	(380)

Net cash provided by investing activities	5,739	10,826
Financing activities:
Proceeds from the exercise of stock options	4,589	820
Excess tax benefit from stock-based awards	81	—
Taxes paid related to net share settlement of vesting of stock awards	(3,465)	(1,013)
Proceeds from the issuance of stock under employee stock purchase plan	5	—

Net cash provided by (used for) financing activities	1,210	(193)
Effect of exchange rate changes on cash	167	1

Net increase in cash and cash equivalents	18,030	13,824
Cash and cash equivalents at beginning of period	22,401	20,916

Cash and cash equivalents at end of period	$40,431	$34,740

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$274	$172
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses	123	215

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting and in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 that has been filed with the Securities and Exchange Commission (the “SEC”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature and are necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period may not be indicative of results for the full fiscal year or any other subsequent period.

There have been no changes in the Company’s significant accounting policies for the three months ended June 30, 2015 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 that has been filed with the SEC.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers to provide updated guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the impact of adopting ASU 2014-09 on its condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost methods. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting ASU 2015-11 on its condensed consolidated financial statements.

Note 2. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities include stock options, restricted stock units, performance-based stock awards and shares to be purchased under the Company’s employee stock purchase plan. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same. The Company’s basic and diluted net income (loss) per share for the three months ended June 30, 2015 and 2014 were as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2015	2014
Basic Net Income (Loss) Per Share
Net income (loss)	$8,859	$(1,709)

Weighted average shares used in computing basic net income (loss) per share	41,696	40,062

Net income (loss) per share - basic	$0.21	$(0.04)

	Three Months Ended June 30,
	2015	2014
Diluted Net Income (Loss) Per Share
Net income (loss)	$8,859	$(1,709)

Weighted average shares used in computing basic net income (loss) per share	41,696	40,062
Effect of dilutive securities	2,714	—

Weighted average shares used in computing diluted net income (loss) per share	44,410	40,062
Net income (loss) per share - diluted	$0.20	$(0.04)

For the three months ended June 30, 2015, approximately 2,000 shares underlying out-of-the-money stock options were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Also, approximately 234,000 restricted shares in three months ended June 30, 2015 related to performance-based awards for which milestones have not been met, were not included in the computation of diluted earnings per share.

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

The Company acquired ECP for $13.0 million in cash, with additional potential payouts totaling $15.0 million payable to Syscore based on the achievement of certain technical, regulatory and commercial milestones. These milestone payments may be made, at the Company’s option, by a combination of cash or the Company’s common stock. With respect to such milestone payments, the share purchase agreement provides:

•	that, upon the earlier of (i) the Company’s receipt of European CE Marking approval relating to the sale of an expandable device based on certain patent rights acquired from ECP, or (ii) the Company’s bringing of a successful claim against a third party competitor (or reaching an economically equivalent settlement) for the infringement of certain patent rights acquired from ECP, it will pay Syscore an additional $7.0 million (provided that if such claim or settlement does not prohibit the third party competitor’s further marketing, production, sale, distribution, lease or use of any violating or infringing products, but only awards monetary damages to the Company or to Abiomed Europe, the amount payable to Syscore shall be limited to the lower of the amount of aggregate damages received and $7.0 million); and

•	that, upon the first to occur of (i) the Company’s successful commercialization of one or more rotatable and expandable devices based on certain patent rights acquired from ECP, where such devices achieve aggregate worldwide revenues of $125.0 million, including the revenues of third-party licensees, or (ii) the Company’s sale of (A) ECP, (B) all or substantially all of ECP’s assets, or (C) certain of ECP’s patent rights, the Company will pay to Syscore the lesser of (x) one-half of the profits earned from such sale described in the foregoing item (ii), after accounting for the costs of acquiring and operating ECP, or (y) $15.0 million (less any previous milestone payment).

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

In-process research and development (“IPR&D”) is the estimated fair value of the ECP and AIS technology that had either not reached commercial technological feasibility nor had alternative future use at the time of the acquisition. Therefore the Company considered IPR&D, with assigned values to be allocated among the various IPR&D assets acquired.

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

The Company’s marketable securities at June 30, 2015 and March 31, 2015 are invested in the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in $000’s)
At June 30, 2015:
US Treasury mutual fund securities	$19,487	$—	$—	$19,487
Short-term government-backed securities	94,996	10	(4)	95,002
Long-term government-backed securities	1,500	1	—	1,501

	$115,983	$11	$(4)	$115,990

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in $000’s)
At March 31, 2015:
US Treasury mutual fund securities	$19,487	$—	$—	$19,487
Short-term government-backed securities	90,070	9	(9)	90,070
Long-term government-backed securities	13,999	2	(5)	13,996

	$123,556	$11	$(14)	$123,553

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

The following table presents the Company’s financial instruments recorded at fair value in the condensed consolidated balance sheets, classified according to the three categories described above:

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At June 30, 2015:
Assets
U.S. Treasury mutual fund securities	$—	$19,487	$—	$19,487
Short-term government-backed securities	—	95,002	—	95,002
Long-term government-backed securities	—	1,501	—	1,501
Liabilities
Contingent consideration	—	—	6,661	6,661

	Level 1	Level 2	Level 3	Total
	(in $000’s)
At March 31, 2015:
Assets
U.S. Treasury mutual fund securities	$—	$19,487	$—	$19,487
Short-term government-backed securities	—	90,070	—	90,070
Long-term government-backed securities	—	13,996	—	13,996
Liabilities
Contingent consideration	—	—	6,510	6,510

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

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the three months ended June 30, 2015:

(in $000’s)
Balance at March 31, 2015	$6,510
Additions	—
Payments	—
Change in fair value	151

Balance at June 30, 2015	$6,661

The change in fair value of the contingent consideration of $0.2 million for the three months ended June 30, 2015 was primarily due to an increase in fair value due to the effect of the passage of time on the fair value measurement of milestones related to the ECP acquisition. Adjustments associated with the change in fair value of contingent consideration are included in research and development expenses on the Company’s condensed consolidated statements of operations.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements as of June 30, 2015 classified as Level 3:

	Fair Value at June 30, 2015 (in $000’s)	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Contingent consideration	$6,661	Probability weighted income approach	Milestone dates	2018 to 2021
			Discount rate	8% to 12%
			Probability of occurrence	Probability adjusted level of 40% for the base case scenario and 5% to 25% for various upside and downside scenarios

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

In July 2015, the Company invested $0.8 million for its participation in a preferred stock offering of a private medical technology company.

The Company’s other investments are accounted for using the cost method and are measured at fair value on a nonrecurring basis only if there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments. The aggregate carrying amount of these investments was $3.6 million at each of June 30, 2015 and March 31, 2015, and is classified within other assets in the unaudited condensed consolidated balance sheets.

Note 5. Inventories

The components of inventories are as follows:

	June 30, 2015	March 31, 2015
	(in $000’s)
Raw materials and supplies	$8,548	$7,417
Work-in-progress	8,456	6,466
Finished goods	4,226	2,891

	$21,230	$16,774

The Company’s inventories relate to its circulatory care product lines, primarily its Impella product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead. During the three months ended June 30, 2015 and 2014, the Company recorded $0.3 million and $0.2 million, respectively, in write-downs of inventory.

Note 6. Goodwill and In-Process Research and Development

Goodwill

The carrying amount of goodwill at June 30, 2015 and March 31, 2015 was $32.2 million and $31.5 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, or Impella, in 2005 and ECP and AIS in July 2014. The goodwill activity is as follows:

(in $000’s)
Balance at March 31, 2015	$31,534
Foreign currency translation impact	709

Balance at June 30, 2015	$32,243

The Company has no accumulated impairment losses on goodwill.

As described in Note 3 “Acquisitions,” in July 2014, the Company acquired ECP and AIS and recorded $18.5 million of IPR&D. The estimated fair value of the IPR&D was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flows from the expandable catheter pump technology were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company used a discount rate of 22.5% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.

The carrying value of the Company’s IPR&D assets and the change in the balance for the three months ended June 30, 2015 is as follows:

(in $000’s)
Balance at March 31, 2015	$14,711
Foreign currency translation impact	330

Balance at June 30, 2015	$15,041

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2015	March 31, 2015
	(in $000’s)
Employee compensation	$12,056	$15,978
Research and development	2,165	1,744
Sales and income taxes	1,732	1,506
Professional, legal and accounting fees	1,345	710
Warranty	883	1,103
Other	1,617	853

	$19,798	$21,894

Employee compensation consists primarily of accrued bonuses, accrued commissions and accrued employee benefits at June 30, 2015 and March 31, 2015.

Note 8. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
	(in $000’s)
Cost of product revenue	$237	$209
Research and development	931	853
Selling, general and administrative	3,631	3,228

	$4,799	$4,290

The components of stock-based compensation for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015	2014
	(in $000’s)
Restricted stock units	$3,903	$3,420
Stock options	819	799
Employee stock purchase plan	77	71

	$4,799	$4,290

Stock Options

The following table summarizes the stock option activity for the three months ended June 30, 2015:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	2,892	$14.72	5.18
Granted	97	66.36
Exercised	(363)	12.65
Cancelled and expired	(1)	14.00

Outstanding at end of period	2,625	$16.92	5.43	$128,218

Exercisable at end of period	2,020	$13.02	4.51	$106,478

Options vested and expected to vest at end of period	2,567	$16.70	5.37	$125,940

The aggregate intrinsic value of options exercised was $19.8 million for the three months ended June 30, 2015. The total fair value of options that vested during the three months ended June 30, 2015 was $2.2 million.

The remaining unrecognized stock-based compensation expense for unvested stock option awards at June 30, 2015 was approximately $6.4 million, net of forfeitures, and the weighted-average period over which this cost will be recognized is 2.3 years.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair value for options granted during the three months ended June 30, 2015 and 2014 was $27.33 and $8.78 per share, respectively.

The fair value of options granted during the three months ended June 30, 2015 and 2014 were calculated using the following weighted average assumptions:

	Three Months Ended June 30,
	2015	2014
Risk-free interest rate	1.57%	1.57%
Expected option life (years)	4.15	4.19
Expected volatility	50.4%	49.4%

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

Restricted Stock and Restricted Stock Units

The following table summarizes the activity of restricted stock and restricted stock units for the three months ended June 30, 2015:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Restricted stock and restricted stock units at beginning of period	1,160	$21.90
Granted	598	88.28
Vested	(407)	22.31
Forfeited	(40)	12.27

Restricted stock and restricted stock units at end of period	1,311	$52.39

As of June 30, 2015, there are no restricted stock awards outstanding.

The weighted average grant-date fair value for restricted stock units granted, including performance and market-based awards discussed below, during the three months ended June 30, 2015 and 2014 was $88.28 and $21.55 per share, respectively. Included in the weighted average grant-date fair value for restricted stock units granted during the three months ended June 30, 2015 were 322,980 market based awards which were valued at $107.10 per share in which a Monte Carlo simulation was used to account for the market condition in valuing the award. See details below in “Market Based Awards”.

The total fair value of restricted stock units that vested during the three months ended June 30, 2015 and 2014 was $9.1 million and $8.8 million, respectively. The remaining unrecognized compensation expense for outstanding restricted stock units, including performance and market-based awards, as of June 30, 2015 was $36.7 million and the weighted-average period over which this cost will be recognized is 2.9 years.

On June 29, 2015, the Company’s Board of Directors adopted a non-employee director retirement policy that provides for the accelerated vesting of all stock options, restricted stock units and other equity awards held by a non-employee director if he or she permanently ceases his or her service on the Company’s Board of Directors by reason of death, disability, or the non-employee director’s retirement following at least five years of service and so long as his or her age plus service equals or exceeds 65. This policy accelerated the vesting on outstanding unvested restricted stock units held by retirement eligible non-employee directors and resulted in stock-based compensation expense of $1.4 million for the three months ended June 30, 2015.

Performance and Market-Based Awards

Included in the restricted stock units activity discussed above are certain awards that vest subject to certain performance and market-based criteria. The remaining unrecognized compensation expense for outstanding performance and market-based restricted stock units as of June 30, 2015 was $27.3 million and the weighted-average period over which this cost will be recognized is 3.1 years.

Performance-Based Awards

In May 2015, performance-based awards of restricted stock units for the potential issuance of 183,940 shares of common stock were issued to certain executive officers and employees, all of which vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of June 30, 2015, the Company is recognizing compensation expense based on the probable outcome related to the prescribed performance targets on the outstanding awards.

In May 2014, performance-based awards of restricted stock units for the potential issuance of 379,752 shares of common stock were issued to certain executive officers and employees, all of which vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. The Company met the prescribed performance milestones in fiscal 2015 such that the remaining outstanding 222,563 shares of common stock as of June 30, 2015 will vest subject to service requirements for vesting for these employees. The compensation expense is being recognized accordingly over the remaining service term.

In March 2014, the Company modified the performance condition on 50,000 restricted stock units originally granted in June 2011. During the three months ended June 30, 2015, the Company reversed $1.0 million that had been previously recorded as stock-based compensation expense based on the expectation that it is not probable that certain performance milestones related to this award will be achieved within the time period required by the award.

In May 2013, performance-based awards of restricted stock units for the potential issuance of 268,988 shares of common stock were issued to certain executive officers and employees, all of which vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. The Company met the prescribed performance milestones in fiscal 2014 such that the remaining outstanding 148,995 shares of common stock as of June 30, 2015 will vest subject to service requirements for vesting for these employees. The compensation expense is being recognized accordingly over the remaining service term.

Market-Based Awards

In June 2015, the Company awarded certain executive officers a total of up to 322,980 market-based restricted share units. These restricted stock units will vest and result in the issuance of common stock based on continuing employment and the relative ranking of the total shareholder return (“TSR”) of the Company’s common stock in relation to the TSR of the component companies in the S&P Health Care Equipment Select Industry Index over a three-year performance period based on a comparison of average closing stock prices in June 2015 and June 2018. The actual number of market-based restricted stock units that may be earned ranges from 0% to 300% of the target number of shares. One-half of the market-based restricted stock units that vest based on performance as described above will vest in June 2018 following the end of the three-year performance period on and the remaining one-half will vest one year thereafter.

The Company used a Monte Carlo simulation model to estimate that the grant-date fair value of the restricted stock units. The fair value related to the restricted stock units will be recorded as compensation expense over the period from date of grant to June 2018 regardless of the actual TSR outcome reached.

The table below sets forth the assumptions used to value the awards and the estimated grant-date fair value:

Risk-free interest rate	1.10%
Dividend yield	0%
Remaining performance period (years)	2.96
Expected volatility	47.2%
Estimated grant date fair value (per share)	$107.10
Target performance (number of shares)	107,660

Note 9. Income Taxes

The income tax provision represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s income tax provision was $6.3 million and $0.2 million for the three months ended June 30, 2015 and June 30, 2014, respectively. The Company used an estimated annual effective tax rate of 41.5% and (15.2)% to calculate the quarterly tax provision for the three months ended June 30, 2015 and June 30, 2014, respectively. The estimated annual effective income tax rate is based upon estimated income before income taxes for the year, the geographical composition of the estimated income before taxes and estimated permanent differences. The estimated annual effective income tax rate may fluctuate from quarter to quarter and may differ from the actual tax rate recognized in fiscal 2016 for various reasons, including estimates of income before taxes, tax legislation, permanent differences, discrete items, and any adjustments between tax provision calculations and filed tax returns.

The significant differences between the statutory tax rate and effective tax rate for the three months ended June 30, 2015 were as follows:

	Three Months Ended June 30,
	2015	2014
Statutory income tax rate	35.0%	35.0%
Increase (decrease) resulting from:
Losses not benefited		(50.2)
Credits	(1.6)	—
State taxes, net	3.4	—
Permanent differences	3.9	—
Other	0.8	—

Effective tax rate	41.5%	(15.2)%

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

Note 10. Commitments and Contingencies

Commitments

In April 2015, the Company entered into an amendment to lease an additional 24,560 square feet of space at its existing headquarters in Danvers, Massachusetts. The Company has certain rights to terminate the lease early, subject to the payment of a specified termination fee based on the timing of the termination, as further outlined in the lease amendment. The amendment also grants the Company a one-time right of first offer to lease new space in the facility and a one-time first right of refusal to buy the facility, subject to certain conditions set forth therein This facility encompasses most of the Company’s U.S. operations, including research and development, manufacturing, sales and marketing and general and administrative departments. The monthly lease payments over the term of the lease are as follows:

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

On October 26, 2012, the Company was informed that the Department of Justice, United States Attorney’s Office for the District of Columbia was conducting an investigation (“Marketing and Labeling Investigation”) focused on the Company’s marketing and labeling of the Impella 2.5. On October 31, 2012, the Company accepted service of a subpoena related to this investigation seeking documents and other materials related to the Impella 2.5. The Company cooperated fully with the Marketing and Labeling Investigation since its inception, and on June 29, 2015, the Company received confirmation that the Department of Justice has closed the Marketing and Labeling Investigation without taking enforcement action.

On April 25, 2014, the Company received a subpoena from the Boston regional office of the United States Department of Health and Human Services, or HHS, Office of Inspector General requesting materials relevant to the Company’s reimbursement of expenses and remuneration to healthcare providers for a six month period from July 2012 through December 2012 in connection with a civil investigation under the False Claims Act (the “FCA Investigation”). The Company submitted the requested documents to HHS and believes that it substantially complied with the subpoena. On November 6, 2014, the Company received notice from the Department of Justice, United States Attorney’s Office for the District of Massachusetts in the form of a Civil Investigative Demand (“CID”) requesting additional materials relating to this matter for the time period of January 1, 2012 through December 31, 2013. The Company is currently is the process of responding to the additional requests for information contained in the CID, and other informal requests, and intends to continue to cooperate with the U.S. Attorney’s Office in connection with the FCA Investigation.

The Company is unable to estimate a potential liability with respect to the FCA Investigation. There are numerous factors that make it difficult to meaningfully estimate possible loss or range of loss at this stage of the investigation, including that: the investigation remains in a relatively early stage, there are significant factual and legal issues to be resolved and information obtained or rulings made during any potential lawsuits or investigations could affect the methodology for calculation. Therefore, the Company is unable at this time to estimate any possible losses and accordingly, no adjustment has been made to the financial statements to reflect the outcome of these uncertainties.

Note 11. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Approximately 76% and 77% of the Company’s total consolidated assets were located within the U.S. as of June 30, 2015 and March 31, 2015, respectively. The remaining assets were located primarily in Germany and included goodwill and IPR&D of $47.3 million and $46.2 million at June 30, 2015 and March 31, 2015, respectively, associated with the Impella acquisition in May 2005 and ECP acquisition in July 2014. Total assets outside of the U.S. excluding goodwill and IPR&D amounted to 11% and 10% of total consolidated assets as of June 30, 2015 and March 31, 2015, respectively. International sales (primarily in Europe) accounted for 8% and 11% of total revenue for the three months ended June 30, 2015 and 2014, respectively.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Report may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “will” and other words and terms of similar meaning. These forward-looking statements address various matters including, among others, future actions related to ongoing investigations and expenditures related thereto; our expectations with respect to submissions to and approvals from regulatory bodies, such as the FDA, including our plans to submit Impella 5.0 and Impella CP as PMA supplements; the development and commercialization of new and existing products and anticipated costs, including research and development, sales and marketing and training costs associated with product development and commercialization; expected capital expenditures for the fiscal year ending March 31, 2016; commercial plans for our products into new markets such as Japan; demand and expected shipments of our products; anticipated shifts in the revenue mix associated with our products; and our ability to increase revenues from our Impella line of products and the sufficiency of revenues to fund future operations. Each forward-looking statement in this Report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. Applicable risks and uncertainties include, among others, our inability to predict the outcome of investigations and litigation and associated expenses; possible delays in our research and development programs; our ability to obtain regulatory approvals and market our products, and uncertainties related to regulatory processes; greater government scrutiny and regulation of the medical device industry and our ability to respond to changing laws and regulations affecting our industry, including any reforms to the regulatory approval process administered by the FDA, including the 510(k) process and 515 Program Initiative, and changing enforcement practices related thereto; the inability to manufacture products in commercial quantities at an acceptable cost; the acceptance by physicians and hospitals of our products; the impact of competitive products and pricing; uncertainties associated with future capital needs and the risks identified under Item 1A of Part I of our Annual Report on Form 10-K, for the year ended March 31, 2015, as well as the other information we file with the Securities and Exchange Commission. Readers are cautioned not to place considerable reliance on any forward-looking statements contained in this Report, which speak only as of the date of this Report. We undertake no obligation to update or revise these forward-looking statements whether as a result of new information, future events or otherwise, unless required by law. Our business is subject to substantial risks and uncertainties, including those referenced above. Investors, potential investors, and others should give careful consideration to these risks and uncertainties.

Overview

We are a leading provider of temporary percutaneous mechanical circulatory support devices and we offer a continuum of care to heart failure patients. We develop, manufacture and market proprietary products that are designed to enable the heart to rest, heal and recover by improving blood flow to the coronary arteries and end-organs and/or temporarily performing the pumping function of the heart. Our products are used in the cardiac catheterization lab, or cath lab, by interventional cardiologists, the electrophysiology lab, the hybrid lab and in the heart surgery suite by heart surgeons. A physician may use our devices for patients who are in need of hemodynamic support prophylactically or emergently before, during or after angioplasty or heart surgery procedures. We believe heart recovery is the optimal clinical outcome for patients experiencing heart failure because it enables patients to go home with their own native heart and restores their quality of life. In addition, we believe that for the care of such patients, heart recovery is the most cost-effective solution for the healthcare system.

        Our strategic focus and the driver of the majority of our revenue growth is the market penetration of our Impella family of products. Our Impella 2.5 product received 510(k) clearance in June 2008 from the U.S Food and Drug Administration, or FDA, for partial circulatory support for up to six hours. In March 2015, we received Pre-Market Approval, or PMA, from the FDA for Impella 2.5 during elective and urgent high-risk percutaneous coronary intervention, or PCI, procedures. Impella 2.5 is the first hemodynamic support device to receive a PMA indication for use during high-risk PCI procedures, demonstrating its safety and effectiveness for this complex patient population. With this approval, the Impella 2.5 is a temporary (up to six hours) ventricular support device indicated for use during high-risk PCI performed in elective or urgent hemodynamically stable patients with severe coronary artery disease and depressed left ventricular ejection fraction, when a heart team, including a cardiac surgeon, has determined high-risk PCI is the appropriate therapeutic option. Use of the Impella 2.5 in these patients may prevent hemodynamic instability that may occur during planned temporary coronary occlusions and may reduce peri- and post-procedural adverse events. The product labeling allows for the clinical decision to leave Impella 2.5 in place beyond the intended duration of up to six hours due to unforeseen circumstances. As required by our PMA approval, we will conduct a single-arm, post approval study on the Impella 2.5, collecting data on high-risk PCI patients. The study will be a prospective, multi-center study comprised of 369 patients from 70 sites supported with the Impella 2.5 system. The Impella 2.5 heart pump is supported by clinical guidelines, has been eligible to be reimbursed in the U.S. by the Centers for Medicare & Medicaid Services, or CMS under ICD-9-CM code 37.68 since 2008 for multiple indications, including high-risk PCI. On July 31, 2015, the CMS reconfirmed Impella reimbursement levels and confirmed that the existing Impella MS-DRG mapping will remain unchanged in the transition from ICD-9 to ICD-10 on October 1, 2015.

We received 510(k) clearance in April 2009 for our Impella 5.0 and Impella LD devices for circulatory support for up to six hours. These devices are larger and provide more blood flow to patients than the Impella 2.5. In September 2012, our Impella CP product received 510(k) clearance from the FDA for partial circulatory support for up to six hours. The Impella CP and Impella 5.0 will be submitted in the future as PMA supplements and will retain their 510(k) clearances until completion of the FDA process. We are currently in the process of preparing the PMA supplement submission for Impella CP, Impella 5.0 and Impella LD and we expect to file in the second quarter of fiscal 2016. We received FDA approval for Impella RP under a Humanitarian Device Exemption, or HDE, in January 2015. The Impella RP is the first percutaneous single access heart pump designed for right heart support to receive FDA approval. The Impella product portfolio, which includes the Impella 2.5, Impella CP, Impella RP, Impella LD and Impella 5.0, has supported over 25,000 patients in the U.S. Our Impella 2.5, Impella 5.0, Impella LD, Impella CP and Impella RP products also have CE Mark approval and Health Canada approval which allows us to market these devices in the European Union and Canada.

In July 2014, we acquired all of the issued shares of ECP Entwicklungsgellschaft mbH, or ECP, a German limited liability company, for $13.0 million in cash, with additional potential payments up to a maximum of $15.0 million based on the achievement of certain technical, regulatory and commercial milestones. ECP, based in Berlin, Germany, is engaged in research, development, prototyping and the pre-serial production of a percutaneous expandable catheter pump which increases blood circulation from the heart with an external drive shaft. In connection with our acquisition of ECP, ECP acquired all of the issued shares of AIS GmbH Aachen Innovative Solutions, or AIS, a German limited liability company, for $2.8 million in cash which was provided by us. AIS, based in Aachen, Germany, holds certain intellectual property useful to ECP’s business, and, prior to being acquired by ECP, had licensed such intellectual property to ECP.

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

The Impella 2.5 product received 510(k) clearance in June 2008 from the FDA for partial circulatory support for up to six hours. In March 2015, we received PMA from the FDA for Impella 2.5 during elective and urgent high-risk PCI procedures. Impella 2.5 is the first hemodynamic support device to receive a PMA indication for use during high-risk PCI procedures, demonstrating its safety and effectiveness for this complex patient population. With this approval, the Impella 2.5 is a temporary (up to six hours) ventricular support device indicated for use during high-risk PCI performed in elective or urgent hemodynamically stable patients with severe coronary artery disease and depressed left ventricular ejection fraction, when a heart team, including a cardiac surgeon, has determined high-risk PCI is the appropriate therapeutic option. Use of the Impella 2.5 in these patients may prevent hemodynamic instability that may occur during planned temporary coronary occlusions and may reduce periprocedural and post-procedural adverse events. The product labeling allows for the clinical decision to leave Impella 2.5 in place beyond the intended duration of up to six hours due to unforeseen circumstances. Per our PMA approval, we will conduct a single-arm, post-approval study on the Impella 2.5, collecting data on high-risk PCI patients. The study will be a prospective, multi-center study comprised of 369 patients from 70 sites supported with the Impella 2.5 system. The Impella 2.5 device has CE mark approval in Europe for up to five days of use and is approved for use in over 40 countries.

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

In addition to the U.S. clinical trial data, the Impella 2.5 PMA submission included clinical and scientific supporting evidence from more than 215 publications, covering 1,638 Impella 2.5 patients and incorporated a medical device reporting (MDR) analysis from 13,981 Impella 2.5 patients. In addition to PROTECT I and PROTECT II, further data was provided in the submission from 637 high-risk patients enrolled in the U.S. Impella registry. The U.S. Impella registry is an ongoing multicenter, observational retrospective registry that includes 49 centers that collects data on the Impella 2.5, Impella 5.0 and Impella CP. The data collection from the registry includes Institutional Review Board, or IRB, approval, complete data monitoring and Clinical Events Committee adjudication. Additionally, the PMA analysis included hemodynamic science described in the literature and validated with a series of pre-clinical and clinical studies.

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

We are currently working with the FDA on a PMA supplement for the Impella CP and we expect to file the application in the second quarter of fiscal 2016. We expect Impella CP to retain its 510(k) clearance until the FDA completes its review of the PMA supplement.

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

We are currently working with the FDA on a PMA supplement for the Impella 5.0 and LD devices and we expect to file the application for these products in the second quarter of fiscal 2016. The Impella 5.0 and Impella LD will retain their 510(k) clearances until completion of the FDA process.

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

Summary of Recent Financial Performance

For the three months ended June 30, 2015, we recognized net income of $8.9 million, or $0.21 per basic share and $0.20 per diluted share, compared to a net loss of $1.7 million, or $0.04 per basic and diluted share for the prior fiscal year. Our net income for the three months ended June 30, 2015 was driven primarily by higher Impella product revenue due to greater utilization of our Impella products in the U.S. and Europe.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies during the three months ended June 30, 2015, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in “Note 1. Nature of Business and Basis of Preparation” to our condensed consolidated financial statements and are incorporated herein by reference.

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data for the periods indicated as a percentage of total revenues:

	Three Months Ended June 30,
	2015	2014
Revenues:
Product	100.0%	99.7%
Funded research and development	—	0.3

Total revenues	100.0	100.0

Costs and expenses as a percentage of total revenues:
Cost of product revenue	14.8%	19.8%
Research and development	13.9	18.6
Selling, general and administrative	50.8	64.8

Total costs and expenses	79.5	103.2

Income (loss) from operations	20.5	(3.2)
Other income	0.1	—

Income (loss) before income taxes	20.6	(3.2)
Income tax provision	8.6	0.3

Net income as a percentage of total revenues	12.0%	(3.5)%

Three months ended June 30, 2015 compared with the three months ended June 30, 2014

Revenue

Our revenues are comprised of the following:

	Three Months Ended June 30,
	2015	2014
	(in $000’s)
Impella product revenue	$68,805	$44,975
Service and other revenue	4,153	3,280
Other products	468	405

Total product revenues	73,426	48,660
Funded research and development	6	151

Total revenues	$73,432	$48,811

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD and Impella RP product sales. Other product revenue includes AB5000 and product accessory revenue. Service and other revenue represents revenue earned on service maintenance contracts and preventive maintenance calls.

Total revenues for the three months ended June 30, 2015 increased by $24.6 million, or 50%, to $73.4 million from $48.8 million for the three months ended June 30, 2014. The increase in total revenue was primarily due to higher Impella revenue primarily as a result of greater utilization of our products in the U.S.

Impella product revenues for the three months ended June 30, 2015 increased by $23.8 million, or 53%, to $68.8 million from $45.0 million for the three months ended June 30, 2014. Most of the increase in Impella product revenue was from Impella CP and Impella 2.5 catheter sales in the U.S., as we focus on increasing utilization of our disposable catheter products through continued investment in our field organization and physician training programs. We expect Impella product revenues to continue to increase with our recent PMA approval in the U.S. as we increase utilization at existing customer sites, add new customer sites, continue our commercial launch of Impella CP, begin our controlled launch of Impella RP to the market and expand our efforts in Europe.

Service and other revenue for the three months ended June 30, 2015 increased by $0.9 million, or 27%, to $4.2 million from $3.3 million for the three months ended June 30, 2014. The increase in service revenue was primarily due to an increase in preventative maintenance service contracts, as we expand the use of our Impella AIC consoles to additional sites and place more consoles at existing higher using sites.

Other product revenues for the three months ended June 30, 2015 increased by $0.1 million, or 25%, to $0.5 million from $0.4 million for the three months ended June 30, 2014. The increase was due to increased AB5000 sales to our distributor in Japan. We expect that AB5000 revenue will continue to decline in fiscal 2016 as we focus our sales efforts in the surgical suite on Impella 5.0 and LD.

Costs and Expenses

Cost of Product Revenue

Cost of product revenue for the three months ended June 30, 2015 increased by $1.2 million, or 12%, to $10.9 million from $9.7 million for the three months ended June 30, 2014. Gross margin was 85% for the three months ended June 30, 2015 and 80% for the three months ended June 30, 2014. The increase in cost of product revenues was related to increased Impella demand and higher production volume and costs to support growing demand for our Impella products. Gross margin was impacted favorably by higher manufacturing production volume, fewer shipments of Impella AIC consoles and improved efficiencies in manufacturing production.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2015 increased by $1.1 million, or 12%, to $10.2 million from $9.1 million for the three months ended June 30, 2014. The increase in research and development expenses was primarily due to product development initiatives on our existing products and new technologies, increased clinical spending primarily related to our U.S. Impella registry and research activities from the acquisition of ECP in July 2014.

We expect research and development to increase in fiscal 2016 as we continue to pursue PMA supplements for Impella CP, Impella 5.0 and Impella LD products in the U.S. and clinical spending related to our U.S. Impella registry, and apply for regulatory approval for our Impella products in Japan. In addition, we expect to incur additional costs as we continue to focus on engineering initiatives to improve our existing products and develop new technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2015 increased by $5.7 million, or 18%, to $37.3 million from $31.6 million for the three months ended June 30, 2014. The increase in selling, general and administrative expenses was primarily due to the hiring of additional U.S. field sales and clinical personnel, increased spending on marketing initiatives as we continue to educate physicians on the benefits of hemodynamic support after receiving PMA approval for Impella 2.5, higher stock-based compensation expense, higher excise taxes associated with the medical device tax in the U.S. and higher professional fees to support the growth of our business. These amounts were partially offset by lower legal expenses related to the Marketing and Labeling Investigation which was closed in June 2015. We expect to continue to incur legal expenses for the foreseeable future related to the FCA Investigation discussed in “Note 10. Commitments and Contingencies—Litigation,” to our condensed consolidated financial statements.

We expect to continue to increase our expenditures on sales and marketing activities, with particular investments in field sales and clinical personnel with cath lab expertise to drive recovery awareness for acute heart failure patients. We also plan to increase our marketing, service and training investments after PMA approval in the U.S. for Impella 2.5.

Income Tax Provision

We recorded an income tax provision of $6.3 million for the three months ended June 30, 2015, compared to $0.2 million for the three months ended June 30, 2014. We have provided income tax expense for the three months ended June 30, 2015, and 2014, using the expected effective tax rate for the entire year of 41.5% and (15.2)%, respectively. The increase in effective income tax rate for the three months ended June 30, 2015 was due to the fact that we were maintaining a full valuation allowance on most of our federal, state and certain foreign deferred tax assets prior to March 31, 2015, at which time the valuation allowance related to most of our deferred tax assets was reversed. As a result, the income tax provision for the three months ended June 30, 2015 was primarily due to the income taxes generated in the period and income taxes from the recognition of U.S and German non-operating losses included in our deferred tax assets. The income tax provision for the three months ended June 30, 2014 was primarily due to income taxes related to our deferred tax liability associated with tax deductible goodwill that is not amortized for U.S. GAAP purposes and we did not recognize U.S and German deferred tax assets or recognize a tax benefit from any losses incurred during this period did not produce a tax benefit.

Net Income

For the three months ended June 30, 2015, we recognized net income of $8.9 million, or $0.21 per basic share and $0.20 per diluted share, compared to a net loss of $1.7 million, or $0.04 per basic and diluted share for the three months ended June 30, 2014. Our net income for the three months ended June 30, 2015 was driven primarily to higher Impella product revenue due to greater utilization of our Impella products in the U.S. and Europe.

Liquidity and Capital Resources

At June 30, 2015, our total cash, cash equivalents, and short and long-term marketable securities totaled $156.4 million, an increase of $10.4 million compared to $146.0 million at March 31, 2015. The increase in our cash, cash equivalents, and short and long-term marketable securities was due primarily to positive cash flows from operations in the three months ended June 30, 2015 and proceeds from stock option exercises.

Following is a summary of our cash flow activities:

	Three Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$10,914	$3,190
Net cash used for investing activities	5,739	10,826
Net cash provided by (used for) financing activities	1,210	(193)
Effect of exchange rate changes on cash	167	1

Net increase in cash and cash equivalents	$18,030	$13,824

Cash Provided by Operating Activities

For the three months ended June 30, 2015, cash provided by operating activities consisted of net income of $8.9 million, adjustments for non-cash items of $11.6 million and cash used in working capital of $9.5 million. The increase in net income was primarily due to higher Impella product revenues from increased utilization of our Impella products in the U.S. and Europe. Adjustments for non-cash items primarily consisted of $4.8 million of stock-based compensation expense, $0.7 million of depreciation and amortization of long-lived assets, $0.3 million of write-downs of inventory, a $5.8 million change in deferred tax provision and a $0.2 million change in fair value of contingent consideration. The decrease in cash from changes in working capital included a $2.5 million increase in accounts receivable associated with our higher revenues, a $4.5 million increase in inventory as we build up our inventory safety stock to support growing demand for our Impella products and $3.8 million decrease in accounts payable and accrued expenses. These amounts were partially offset by an increase in deferred revenue of $0.8 million.

For the three months ended June 30, 2014, cash provided by operating activities consisted of net loss of $1.7 million, adjustments for non-cash items of $5.4 million and cash used in working capital of $0.5 million. Adjustments for non-cash items primarily consisted of $4.3 million of stock-based compensation expense, $0.6 million of depreciation and amortization of long-lived assets, $0.2 million of write-downs of inventory, and a $0.2 million change in deferred tax provision. The decrease in cash from changes in working capital included a $1.5 million increase in accounts receivable associated with our higher revenues and a $2.0 million for changes in accounts payable and accrued expenses. These amounts were partially offset by an increase in deferred revenue of $0.4 million.

Cash Used in Investing Activities

For the three months ended June 30, 2015, net cash provided by investing activities included $7.6 million in maturities (net of purchases) of marketable securities, partially offset by $1.9 million for the purchase of property and equipment mostly related to expansion of manufacturing capacity in Danvers, Massachusetts and Aachen, Germany.

For the three months ended June 30, 2014, net cash used for investing activities included $11.2 million in net proceeds from the sale and maturity of marketable securities (net of purchases) and $0.4 million for the purchase of property and equipment mostly related to expansion of manufacturing capacity in Aachen.

Capital expenditures for fiscal 2016 are estimated to range from $15.0 to $20.0 million, and are expected to be for manufacturing capacity expansions in both our Danvers, Massachusetts and Aachen, Germany facilities, leasehold improvements associated with build-out of additional rental office space and software development projects.

Cash Provided by Financing Activities

For the three months ended June 30, 2015, net cash provided by financing activities included $4.6 million in proceeds from the exercise of stock options, partially offset by $3.5 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards.

For the three months ended June 30, 2014, net cash provided by financing activities included $0.8 million in proceeds from the exercise of stock options. This amount was offset by $1.0 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards.

Operating Capital and Liquidity Requirements

We believe that our revenue from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months, exclusive of activities involving any future acquisitions of products or companies that complement or augment our existing line of products.

Our primary liquidity requirements are to fund the expansion of our commercial infrastructure in the U.S., increase our Impella manufacturing capacity, expand our office space in Danvers, Massachusetts and Aachen, Germany, increase our inventory levels in order to meet increasing customer demand for our Impella products, fund new product development, prepare for commercial launches of Impella in new markets in the future, such as Japan, increased clinical spending associated with our U.S. Impella registry as well as post approval study on Impella 2.5 related to our PMA approval, Impella RP post approval study, costs of legal fees related to the FCA Investigation and to provide for general working capital needs. Through June 30, 2015, we have funded our operations principally from product sales and through the sale of equity securities.

Our liquidity is influenced by our ability to sell our products in a competitive industry and our customers’ ability to pay for our products. Factors that may affect liquidity include our ability to penetrate the market for our products, maintain or reduce the length of the selling cycle for our products, capital expenditure requirements, invest in collaborative arrangements with other partners, and collect cash from customers after our products are sold. We also expect to continue to incur legal expenses for the foreseeable future related to the FCA Investigation and our response to requests for information. We continue to review our long-term cash needs on a regular basis. At June 30, 2015, we had no long-term debt outstanding.

Marketable securities at June 30, 2015 consisted of $116.0 million held in funds that invest in U.S. Treasury and government-backed securities. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets.

Cash and cash equivalents held by our foreign subsidiaries totaled $5.5 million and $3.6 million at June 30, 2015 and March 31, 2015, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the U.S., we believe that the potential U.S. tax impact to repatriate these funds would be immaterial.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Primary Market Risk Exposures

Our cash, cash equivalents and marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Marketable securities at June 30, 2015 consist of $116.0 million held in funds that invest in U.S. Treasury and government-backed securities. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2015, we believe the decline in fair market value of our investment portfolio would be immaterial.

Currency Exchange Rates

We have foreign currency exposure to exchange rate fluctuations and particularly with respect to the euro, British pound sterling and Japanese yen. Therefore, our investment in our subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income (loss) component of stockholders’ equity. If rates of exchange for the euro, British pound and Japanese yen were to have depreciated immediately and uniformly by 10% relative to the U.S. dollar from levels at June 30, 2015, the result would have been a reduction of stockholders’ equity of approximately $4.8 million.

Fair Value of Financial Instruments

At June 30, 2015, our financial instruments consist primarily of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, accounts payable and contingent consideration. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2015, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the first quarter of our fiscal year ending March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in our condensed consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the condensed consolidated financial statements. Material legal proceedings are discussed in “Note 10. Commitments and Contingencies—Litigation” to our condensed consolidated financial statements and are incorporated herein by reference.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2015, which could materially affect our business, financial condition or future results. As of the date of this Report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended		10-K	May 27, 2004 (File No. 001-09585)	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007 (File No. 001-09585)	3.4

4.1	Specimen Certificate of common stock.		S-1	June 5, 1987	4.1

10.1	Amended Lease dated as of April 30, 2015, between Abiomed, Inc. and Leo C. Thibeault, Jr., Trustee of the Thibeault Nominee Trust.		10-K	May 28, 2015 (File No. 001-09585)	10.29

10.2	Offer Letter with Michael J. Tomsicek dated May 26, 2015	X

10.3	Retirement Agreement with Robert L. Bowen dated May 26, 2015.	X

10.4	Form of TSR Award (Performance and Time Based RSU)	X

31.1	Principal Executive Officer Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Principal Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and March 31, 2015; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements.	X

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: August 6, 2015	/s/ MICHAEL J. TOMSICEK
Michael J. Tomsicek
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)