Form 10-Q
period 2016-06-30
ABIOMED INC
filed 2016-08-03
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, 43,034,341 shares of the registrant’s common stock, $.01 par value, were outstanding.

ABIOMED, INC. AND SUBSIDIARIES

NOTE REGARDING COMPANY REFERENCES

Throughout this report on Form 10-Q (the “Report”), “Abiomed, Inc.,” the “Company,” “we,” “us” and “our” refer to ABIOMED, Inc. and its consolidated subsidiaries.

NOTE REGARDING TRADEMARKS

ABIOMED, IMPELLA, IMPELLA CP and IMPELLA RP are trademarks of ABIOMED, Inc., and are registered in the U.S. and certain foreign countries. AB5000, IMPELLA 2.5, IMPELLA 5.0, IMPELLA LD and cVAD REGISTRY are trademarks of ABIOMED, Inc.  RECOVER is a trademark of Abiomed Europe GmbH, a subsidiary of ABIOMED, Inc., and is registered in certain foreign countries.

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2016	March 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$38,274	$48,231
Short-term marketable securities	184,900	163,822
Accounts receivable, net	41,280	42,821
Inventories	29,093	26,740
Prepaid expenses and other current assets	6,741	6,778
Total current assets	300,288	288,392
Long-term marketable securities	—	1,000
Property and equipment, net	25,950	23,184
Goodwill	32,272	33,003
In-process research and development	15,055	15,396
Long-term deferred tax assets, net	51,296	58,534
Other assets	4,451	4,422
Total assets	$429,312	$423,931
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,372	$9,381
Accrued expenses	26,257	28,382
Deferred revenue	8,590	8,778
Total current liabilities	43,219	46,541
Other long-term liabilities	213	220
Contingent consideration	7,739	7,563
Long-term deferred tax liabilities	814	832
Total liabilities	51,985	55,156
Commitments and contingencies (Note 8)
Stockholders' equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	430	426
Authorized - 100,000,000 shares; Issued - 44,543,177 shares at June 30, 2016 and 43,973,119 shares at March 31, 2016;
Outstanding - 43,008,100 shares at June 30, 2016 and 42,596,228 shares at March 31, 2016
Additional paid in capital	520,842	508,624
Accumulated deficit	(86,165)	(99,075)
Treasury stock at cost - 1,535,077 shares at June 30, 2016 and 1,376,891 shares at March 31, 2016	(41,691)	(26,660)
Accumulated other comprehensive loss	(16,089)	(14,540)
Total stockholders' equity	377,327	368,775
Total liabilities and stockholders' equity	$429,312	$423,931

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	For the Three Months Ended June 30,
	2016	2015
Revenue:
Product revenue	$102,989	$73,426
Funded research and development	6	6
	102,995	73,432
Costs and expenses:
Cost of product revenue	15,070	10,868
Research and development	15,660	10,210
Selling, general and administrative	51,032	37,323
	81,762	58,401
Income from operations	21,233	15,031
Other income:
Investment income, net	269	63
Other (expense) income, net	(77)	53
	192	116
Income before income taxes	21,425	15,147
Income tax provision	8,515	6,288
Net income	$12,910	$8,859

Basic net income per share	$0.30	$0.21
Basic weighted average shares outstanding	42,811	41,696

Diluted net income per share	$0.29	$0.20
Diluted weighted average shares outstanding	45,178	44,410

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	For the Three Months Ended June 30,
	2016	2015
Net income	$12,910	$8,859

Other comprehensive (loss) income:
Foreign currency translation (losses) gains	(1,699)	1,598
Net unrealized gains on marketable securities	150	10
Other comprehensive (loss) income	(1,549)	1,608

Comprehensive income	$11,361	$10,467

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended June 30,
	2016	2015
Operating activities:
Net income	$12,910	$8,859
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,406	663
Bad debt expense	(31)	(37)
Stock-based compensation	8,397	4,799
Write-down of inventory	708	299
Excess tax benefit from stock-based awards	(1,041)	(81)
Deferred tax provision	7,000	5,805
Change in fair value of contingent consideration	176	151
Changes in assets and liabilities:
Accounts receivable	1,517	(2,456)
Inventories	(3,393)	(4,549)
Prepaid expenses and other assets	7	463
Accounts payable	(145)	(1,767)
Accrued expenses and other liabilities	(952)	(2,063)
Deferred revenue	(179)	828
Net cash provided by operating activities	26,380	10,914
Investing activities:
Purchases of marketable securities	(67,318)	(42,661)
Proceeds from the sale and maturity of marketable securities	47,090	50,263
Purchases of property and equipment	(5,099)	(1,863)
Net cash (used for) provided by investing activities	(25,327)	5,739
Financing activities:
Proceeds from the exercise of stock options	2,770	4,589
Excess tax benefit from stock-based awards	1,041	81
Taxes paid related to net share settlement of vesting of stock awards	(15,033)	(3,465)
Proceeds from the issuance of stock under employee stock purchase plan	—	5
Net cash (used for) provided by financing activities	(11,222)	1,210
Effect of exchange rate changes on cash	212	167
Net (decrease) increase in cash and cash equivalents	(9,957)	18,030
Cash and cash equivalents at beginning of period	48,231	22,401
Cash and cash equivalents at end of period	$38,274	$40,431
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$420	$274
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses	996	123

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting and in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 that has been filed with the Securities and Exchange Commission (the “SEC”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature and are necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period may not be indicative of results for the full fiscal year or any other subsequent period.

There have been no changes in the Company’s significant accounting policies for the three months ended June 30, 2016 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 that has been filed with the SEC.

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

In March 2016, the FASB issued ASU 2016-09,   Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

Note 2. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities include stock options, restricted stock units, performance-based stock awards and shares to be purchased under the Company’s employee stock purchase plan. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same. The Company’s basic and diluted net income per share for the three months ended June 30, 2016 and 2015 were as follows (in thousands, except per share data):

	For the Three Months Ended June 30,
	2016	2015
Basic Net Income Per Share
Net income	$12,910	$8,859

Weighted average shares used in computing basic net income per share	42,811	41,696

Net income per share - basic	$0.30	$0.21

	For the Three Months Ended June 30,
	2016	2015
Diluted Net Income Per Share
Net income	$12,910	$8,859

Weighted average shares used in computing basic net income per share	42,811	41,696
Effect of dilutive securities	2,367	2,714
Weighted average shares used in computing diluted net income per share	45,178	44,410

Net income per share - diluted	$0.29	$0.20

For the three months ended June 30, 2016, approximately 48,000 shares underlying out-of-the-money stock options were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Also, approximately 241,000 restricted shares in each of the three months ended June 30, 2016, related to performance-based awards for which milestones have not been met, were not included in the computation of diluted earnings per share.

For the three months ended June 30, 2015, approximately 2,000 shares underlying out-of-the-money stock options were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Also, approximately 234,000 restricted shares in each of the three months ended June 30, 2015 related to performance-based awards for which milestones had not been met were not included in the computation of diluted earnings per share.

Note 3. Marketable Securities and Fair Value Measurements

Marketable Securities

The Company’s marketable securities are classified as available-for-sale securities and, accordingly, are recorded at fair value. The difference between amortized cost and fair value is included in stockholders’ equity.

The Company’s marketable securities at June 30, 2016 and March 31, 2016 are invested in the following:

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(in $000's)
June 30, 2016:
US Treasury mutual fund securities	$45,595	$23	$—	$45,618
Short-term government-backed securities	112,642	73	(1)	112,714
Short-term corporate debt securities	26,449	119	-	26,568
	$184,686	$215	$(1)	$184,900

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(in $000's)
March 31, 2016:
US Treasury mutual fund securities	$45,635	$21	$—	$45,656
Short-term government-backed securities	118,125	45	(4)	118,166
Long-term government-backed securities	999	1	-	1,000
	$164,759	$67	$(4)	$164,822

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

The following table presents the Company’s financial instruments recorded at fair value in the condensed consolidated balance sheets, classified according to the three categories described above:

	Level 1	Level 2	Level 3	Total
June 30, 2016:	(in $000's)
Assets
U.S. Treasury mutual fund securities	$—	$45,618	$—	$45,618
Short-term government-backed securities	—	112,714	—	112,714
Short-term corporate debt securities	—	26,568	—	26,568
Liabilities
Contingent consideration	—	—	7,739	7,739

	Level 1	Level 2	Level 3	Total
March 31, 2016:	(in $000's)
Assets
U.S. Treasury mutual fund securities	$—	$45,656	$—	$45,656
Short-term government-backed securities	—	118,166	—	118,166
Long-term government-backed securities	—	1,000	—	1,000
Liabilities
Contingent consideration	—	—	7,563	7,563

The Company’s investments in U.S. Treasury mutual fund securities, short-term government-backed securities, short-term corporate debt securities and long-term government-backed securities are reported as Level 2 financial assets as they are not exchange-traded instruments.

The Company’s financial liabilities consisted of contingent consideration potentially payable related to the acquisition of ECP Entwicklungsgesellschaft mbH (“ECP”) and AIS GmbH Aachen Innovative Solutions (“AIS”), in July 2014. This liability is reported as Level 3 as the estimated fair value of the contingent consideration related to the acquisition of the ECP requires significant management judgment or estimation and is calculated using the income approach, using various revenue and cost assumptions and applying a probability to each outcome.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the three months ended June 30, 2016:

	For the Three Months Ended June 30,
	2016	2015
	(in $000's)
Level 3 liabilities, beginning balance	$7,563	$6,510
Additions	—	—
Payments	—	—
Change in fair value	176	151
Level 3 liabilities, ending balance	$7,739	$6,661

The change in fair value of the contingent consideration was due to an increase in fair value resulting from the passage of time on the fair value measurement of milestones related to the ECP acquisition and continued progress on the development of the underlying technology. Adjustments associated with the change in fair value of contingent consideration are included in research and development expenses in the Company’s condensed consolidated statements of operations.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements as of June 30, 2016 classified as Level 3:

	Fair Value at			Weighted Average
	June 30, 2016		Significant	(range, if
	(in $000's)	Valuation Methodology	Unobservable Input	applicable)
Contingent consideration	$7,739	Probability weighted income approach	Milestone dates	2018 to 2021
			Discount rate	8% to 12%
			Probability of occurrence	Probability adjusted level of 40% for the base case scenario and 5% to 30% for various upside and downside scenarios

Other Investments

The Company periodically makes investments in private medical device companies that focus on heart failure and heart pump technologies.  The aggregate carrying amount of the Company’s other investments was $4.4 million at each of June 30, 2016 and March 31, 2016, respectively, and is classified within other assets in the unaudited condensed consolidated balance sheets. These investments are accounted for using the cost method and are measured at fair value only if there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments.

Note 4. Goodwill and In-Process Research and Development

The carrying amount of goodwill at June 30, 2016 and March 31, 2016 was $32.3 million and $33.0 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG (“Impella Cardiosystems”), in May 2005 and ECP and AIS in July 2014. The goodwill activity is as follows:

(in $000's)
Balance at March 31, 2016	$33,003
Foreign currency translation impact	(731)
Balance at June 30, 2016	$32,272

The Company evaluates goodwill and in-process research and development assets (“IPR&D”) assets at least annually at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.  The Company has no accumulated impairment losses on goodwill or IPR&D assets.

The carrying amount of IPR&D assets at June 30, 2016 and March 31, 2016 was $15.1 million and $15.4 million, respectively, and has been recorded in conjunction with the Company’s acquisition of ECP and AIS, in July 2014. The estimated fair value of IPR&D assets at the acquisition date was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flows from the expandable catheter pump technology were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company used a discount rate of 22.5% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.

The carrying value of the Company’s IPR&D assets and the change in the balance for the three months ended June 30, 2016 are as follows:

(in $000's)
Balance at March 31, 2016	$15,396
Foreign currency translation impact	(341)
Balance at June 30, 2016	$15,055

Note 5. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2016	March 31, 2016
	(in $000's)
Employee compensation	$15,835	$18,359
Research and development	2,456	1,587
Sales and income taxes	2,436	2,527
Professional, legal and accounting fees	1,983	1,764
Marketing	628	1,146
Warranty	966	998
Other	1,953	2,001
	$26,257	$28,382

Employee compensation consists primarily of accrued bonuses, accrued commissions and accrued employee benefits at June 30, 2016 and March 31, 2016.

Note 6. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	2016	2015
	(in $000's)
Cost of product revenue	$299	$237
Research and development	1,255	931
Selling, general and administrative	6,843	3,631
	$8,397	$4,799

Stock Options

The following table summarizes the stock option activity for the three months ended June 30, 2016:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at beginning of period	2,244	$20.55	5.19
Granted	110	99.65
Exercised	(197)	14.10
Cancelled and expired	(3)	46.63
Outstanding at end of period	2,154	$25.12	5.42	$181,299
Exercisable at end of period	1,657	$16.00	4.48	$154,565
Options vested and expected to vest at end of period	2,100	$24.53	5.34	$178,007

The aggregate intrinsic value of options exercised was $16.5 million for the three months ended June 30, 2016. The total fair value of options that vested during the three months ended June 30, 2016 was $3.0 million.

The remaining unrecognized stock-based compensation expense for unvested stock option awards at June 30, 2016 was approximately $9.2 million, net of forfeitures, and the weighted-average period over which this cost will be recognized is 2.6 years.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair values and weighted average assumptions used in the calculation of fair value of options granted during the three months ended June 30, 2016 and 2015 was as follows:

	For the Three Months Ended June 30,
	2016	2015
Weighted average grant-date fair value	$40.33	$27.33

Valuation assumptions:
Risk-free interest rate	1.38%	1.57%
Expected option life (years)	4.13	4.15
Expected volatility	49.8%	50.4%

Restricted Stock Units

The following table summarized activity of restricted stock units for the three months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)
Restricted stock and restricted stock units at beginning of period	1,263	$57.95
Granted	254	$98.45
Vested	(373)	$32.40
Forfeited	(5)	$28.87
Restricted stock and restricted stock units at end of period	1,139	$75.70

The remaining unrecognized compensation expense for outstanding restricted stock units, including performance and market-based awards, as of June 30, 2016 was $46.2 million and the weighted-average period over which this cost will be recognized is 2.6 years.

Performance-Based Awards

In May 2016, performance-based awards of restricted stock units for the potential issuance of up to 190,890 shares of common stock were issued to certain executive officers and employees, all of which vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of June 30, 2016, the Company is recognizing compensation expense based on the probable outcome related to the prescribed performance targets on the outstanding awards.

In June 2011, performance-based awards of restricted stock units for the potential issuance of 100,000 shares of common stock was issued to a certain senior executive officer of the Company that would vest upon achievement of prescribed service milestones by the award recipient and performance milestones by the Company.  As of June 30, 2016, the Company has met the prescribed milestones for 50,000 shares of this award.  The Company modified the performance condition on the 50,000 remaining restricted stock units that were related to this performance award in March 2014 and December 2015, all of which will vest upon achievement of a prescribed service milestone by the award recipients and a performance milestone by the Company.  The Company believes that it is probable that the prescribed performance milestones will be met and the compensation expense is being recognized accordingly.

Note 7. Income Taxes

The income tax provision represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s income tax provision was $8.5 million and $6.3 million for the three months ended June 30, 2016 and 2015, respectively. The estimated annual effective income tax rate is based upon estimated income before income taxes for the year, the geographical composition of the estimated income before taxes and estimated permanent differences. The estimated annual effective income tax rate can fluctuate and may differ from the actual tax rate recognized in fiscal 2017 for various reasons, including estimates of income before taxes, tax legislation, permanent differences, discrete items, and any adjustments between tax provision calculations and filed tax returns.

The significant differences between the statutory tax rate and effective tax rate for the three months ended June 30, 2016 and 2015 were as follows:

	For the Three Months Ended June 30,
	2016	2015
Statutory income tax rate	35.0%	35.0%
Increase (decrease) resulting from:
Credits	(1.3)	(1.6)
State taxes, net	3.4	3.4
Permanent differences	2.7	3.9
Other	(0.1)	0.8
Effective tax rate	39.7%	41.5%

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax in multiple states and other countries, including Germany. All tax years remain subject to examination by the Internal Revenue Service and state and foreign tax authorities. The Company has net operating loss and tax credit carryforwards which may be utilized in future years to offset taxable income, and those years may also be subject to review by relevant taxing authorities if the carryforwards are utilized. Fiscal years 2012 through 2016 remain open to examination in Germany.

Note 8. Commitments and Contingencies

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

This facility encompasses most of the Company’s U.S. operations, including research and development, manufacturing, sales and marketing and general and administrative departments. On December 9, 2015, the Company entered into a purchase and sale agreement (the “P&S Agreement”) to acquire its existing corporate headquarters space. Pursuant to the P&S Agreement, the Company will, among other things and subject to closing conditions, acquire the real estate commonly known as 18-22 Cherry Hill Drive, located in Danvers, Massachusetts. Subject to the terms and conditions of the P&S Agreement, the purchase price of the property will be $16.5 million, if the real estate is purchased. The Company amended the P&S Agreement with the most recent amendment dated  July 19, 2016 to extend the due diligence period related to the purchase of the property until August 9, 2016.

The Company’s European headquarters is located in Aachen, Germany and consists of approximately 33,000 square feet of space under an operating lease. In July 2013, the Company entered into a lease agreement to continue renting its existing space in Aachen, Germany through July 31, 2023. In October 2015, the Company entered into an amendment to this lease agreement to lease 9,000 square feet of additional space effective July 1, 2015.  The Company also entered into another lease agreement in October 2015 to lease approximately 30,000 square feet of additional space adjacent to its Aachen facility from July 1, 2015 through June 30, 2016. This agreement also provided the Company with options to extend the lease through July 31, 2033.  The Company exercised the first option under this agreement to extend the lease through June 30, 2017. The lease payments under these agreements are approximately 64,500€ (euro) (approximately U.S. $72,000 at June 30, 2016 exchange rates) per month. In addition to our Danvers facility, the Company manufactures its Impella® products at this location.  The Aachen facility also encompasses certain research and development functions and the European sales, marketing and general and administrative functions.

License Agreements

In April 2014, the Company entered into an exclusive license agreement for the rights to certain optical sensor technologies in the field of cardio-circulatory assist devices. The Company made a $1.5 million upfront payment upon execution of the agreement and could make additional payments of up to $4.5 million upon the achievement of certain development milestones.

In November 2015, the Company entered into an exclusive license agreement for the rights to certain vascular closure device technologies. The Company made a $0.5 million upfront payment upon execution of the agreement and a milestone payment of $0.6 million in December 2015. On July 28, 2016, the Company provided notice that it was cancelling this agreement and would provide a $0.2 million termination fee in the quarter ending September 30, 2016.

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

In July and August 2015, Thoratec Corporation (“Thoratec”), acquired by St. Jude Medical, Inc. in October 2015, brought actions in connection with two Company patents relevant to Thoratec’s HeartMate PHP medical device (“PHP”). In those proceedings, which are in the High Court of Justice in the United Kingdom and German Federal Patent Court in Germany, Thoratec asserts that the two patents are invalid and is seeking a declaration that their PHP pump does not infringe the patents in the United Kingdom action.  In September 2015, the Company filed counterclaims in the action in Germany asserting that the PHP product infringes the two patents and a third patent owned by the Company.  Both the Germany and United Kingdom proceedings are ongoing.

In December 2015, the Company received a letter from Maquet Cardiovascular LLC, a subsidiary of the Getinge Group (“Maquet”), and maker of the intra-aortic balloon pump, asserting that Abiomed’s Impella products infringe certain guidewire, lumen and sensor claims of two Maquet patents and one pending patent application in the U.S. and elsewhere, and encouraged the Company to discuss taking a license from Maquet.  In January 2016, the Company responded to Maquet stating that it believed that the cited claims were invalid and that its Impella products did not infringe the cited patents.  In May 2016, Maquet sent a second letter to the Company notifying that the pending patent application had been issued as a U.S. patent and repeated their earlier assertion and encouraged the Company to discuss taking a license from Maquet.  On May 19, 2016, the Company filed suit in Massachusetts District Court against Maquet seeking a declaratory judgment that the Company’s Impella products do not infringe Maquet’s cited patent rights.

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

Note 9. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. International sales (sales outside the U.S. and primarily in Europe) accounted for 9% and 8% of total product revenue during the three months ended June 30, 2016 and 2015, respectively. The Company’s long-lived assets, which are its property, plant and equipment, are located primarily in the U.S. except for $6.4 million and $5.9 million at June 30, 2016 and March 31, 2016, respectively, which are located primarily in Germany.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Report contains forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements other than one conveying solely historical facts is a forward-looking statement. These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “will” and other words and terms of similar meaning. These forward-looking statements address various matters including, among others, future actions related to ongoing investigations and litigation and expenditures related thereto; our expectations with respect to submissions to and approvals from regulatory bodies that the application for the Impella 2.5™ and Impella 5.0™ in Japan will receive regulatory approval during calendar 2016; the development and commercialization of new and existing products and anticipated costs, including research and development, sales and marketing and training costs associated with product development and commercialization; expected capital expenditures for the fiscal year ending March 31, 2017; commercial plans for our products into new markets such as Japan; demand and expected shipments of our products; anticipated shifts in the revenue mix associated with our products; our ability to increase revenue from our Impella® line of products and the sufficiency of revenue to fund future operations; and the impact of market factors such as changes in interest rates, currency exchange rates on our securities and the fair value of our financial instruments. Each forward-looking statement in this Report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. Applicable risks and uncertainties include, among others, our inability to predict the outcome of investigations and litigation and associated expenses; possible delays in our research and development programs; our ability to obtain regulatory approvals and market our products, and uncertainties related to regulatory processes; greater government scrutiny and regulation of the medical device industry and our ability to respond to changing laws and regulations affecting our industry, including any reforms to the regulatory approval process administered by the FDA, and changing enforcement practices related thereto; the inability to manufacture products in commercial quantities at an acceptable cost; the acceptance by physicians and hospitals of our products; the impact of competitive products and pricing; uncertainties associated with future capital needs and the risks identified under Item 1A of Part I of our Annual Report on Form 10-K, for the year ended March 31, 2016, as well as the other information we file with the Securities and Exchange Commission. Readers are cautioned not to place considerable reliance on any forward-looking statements contained in this Report, which speak only as of the date of this Report. We undertake no obligation to update or revise these forward-looking statements whether as a result of new information, future events or otherwise, unless required by law. Our business is subject to substantial risks and uncertainties, including those referenced above. Investors, potential investors, and others should give careful consideration to these risks and uncertainties.

Overview

We are a leading provider of temporary mechanical circulatory support devices and we offer a continuum of care to heart failure patients. We develop, manufacture and market proprietary products that are designed to enable the heart to rest, heal and recover by improving blood flow to the coronary arteries and end-organs and/or temporarily performing the pumping function of the heart. Our products are used in the cardiac catheterization lab, or cath lab, by interventional cardiologists, the electrophysiology lab, the hybrid lab and in the heart surgery suite by heart surgeons. A physician may use our devices for patients who are in need of hemodynamic support prophylactically or emergently before, during or after angioplasty or heart surgery procedures. We believe that heart recovery is the optimal clinical outcome for a patient experiencing heart failure because it enhances the potential for the patient to go home with the patient’s own native heart, facilitating restoration of quality of life. In addition, we believe, that for the care of such patients, heart recovery is often the most cost-effective solution for the healthcare system.

Our strategic focus and the driver of the majority of our revenue growth is the market penetration of our family of Impella® products. The Impella product portfolio, which includes the Impella 2.5™, Impella CP®, Impella RP®, Impella LD™ and Impella 5.0™ devices, has supported thousands of patients in the U.S. We expect that most of our product and service revenue in the near future will be from our Impella devices. Revenue from our non-Impella products, largely focused on the heart surgery suite, have been decreasing over the past several years as we have strategically shifted our sales and marketing efforts towards our Impella devices and the cath lab.

In March 2015, we received a Pre-Market Approval, or PMA, from the FDA for use of the Impella 2.5 device during elective and urgent high-risk percutaneous coronary intervention, or PCI, procedures. With this PMA indication, the Impella 2.5 device is the first FDA approved hemodynamic support device indicated for use during high-risk PCI procedures. In April 2016, the FDA approved a PMA supplement for our Impella 2.5, Impella CP, Impella 5.0 and Impella LD devices to provide treatment for ongoing cardiogenic shock. The intent of the Impella system therapy is to reduce ventricular work and to provide the circulatory support necessary to allow heart recovery and early assessment of residual myocardial function.

We expect to continue to make additional PMA supplement submissions for our Impella suite of devices for additional indications.

Our Impella 2.5, Impella 5.0, Impella LD, Impella CP and Impella RP devices  also have CE Mark approval and Health Canada approval which allows us to market these devices in the European Union and Canada. We have submitted an application for the Impella 2.5 and Impella 5.0 devices in Japan, and we are targeting regulatory approval in calendar 2016.  We will prepare for the market launch in Japan including working with Japanese government authorities to obtain reimbursement for these products.  We do not expect to have any material revenue in Japan during fiscal 2017.

Our Products

Impella 2.5™

The Impella 2.5 catheter is a percutaneous micro heart pump with an integrated motor and sensors. The device is designed primarily for use by interventional cardiologists to support patients in the cath lab who may require assistance to maintain circulation. The Impella 2.5 catheter can be quickly inserted via the femoral artery to reach the left ventricle of the heart where it is directly deployed to draw blood out of the ventricle and deliver it to the circulatory system. This function is intended to reduce ventricular work and provide flow to vital organs. The Impella 2.5 is introduced with normal interventional cardiology procedures and can pump up to 2.5 liters of blood per minute.

The Impella 2.5 device received 510(k) clearance from the FDA in June 2008 for partial circulatory support for up to six hours. In March 2015, we received a PMA from the FDA for use  of the Impella 2.5 device during elective and urgent high-risk PCI procedures. With this PMA indication, the Impella 2.5 device became the first FDA approved hemodynamic support device for use during high-risk PCI procedures. Under this first PMA, the Impella 2.5 is a temporary (up to six hours) ventricular support device indicated for use during high-risk PCI performed in elective or urgent hemodynamically stable patients with severe coronary artery disease and depressed left ventricular ejection fraction, when a heart team, including a cardiac surgeon, has determined high-risk PCI is the appropriate therapeutic option. Use of the Impella 2.5 device in these patients may prevent hemodynamic instability that may occur during planned temporary coronary occlusions and may reduce periprocedural and post-procedural adverse events. The product labeling allows for the clinical decision to leave the Impella 2.5 device in place beyond the intended duration of up to six hours due to unforeseen circumstances. Pursuant to our PMA approval, we are conducting a single-arm, post-approval study on the Impella 2.5 device, collecting data on high-risk PCI patients. The study is a prospective, multi-center study comprised of 369 patients from up to 70 sites supported with the Impella 2.5 system.

In August 2015, we submitted a PMA supplement requesting to expand our current Impella 2.5 PMA approval to include additional indications for the Impella 2.5 device and also to include our other Impella devices (Impella CP, Impella 5.0 and Impella LD) that support the left side of the heart. These submissions cover a set of indications related to the use of the Impella devices in patients suffering cardiogenic shock following acute myocardial infarction or cardiac surgery and for a longer duration of support. In April 2016, the FDA approved the PMA supplement for our Impella 2.5, Impella CP, Impella 5.0 and Impella LD devices to provide treatment for ongoing cardiogenic shock. The intent of the Impella system therapy is to reduce ventricular work and to provide the circulatory support necessary to allow heart recovery and early assessment of residual myocardial function.

The data submitted to the FDA in support of the PMA supplement included an analysis of 415 patients from the RECOVER 1 study and the U.S. Impella registry (cVAD Registry™), as well as a literature review using the Impella devices in 692 patients from 17 clinical studies. A safety analysis reviewed over 24,000 Impella patients who had used an Impella device, as documented in the FDA medical device reporting, or MDR, database, which draws from seven years of experience using the Impella devices in the U.S. We believe this is the most comprehensive review ever submitted to the FDA for circulatory support in the cardiogenic shock population.

Pursuant to the April 2016 PMA, the Impella 2.5, Impella CP, Impella 5.0 and Impella LD catheters, in conjunction with the Automated Impella Controller, are temporary ventricular support devices intended for short term use (≤ 4 days for the Impella 2.5 and Impella CP, and ≤ 6 days for the Impella 5.0 and LD) and indicated for the treatment of ongoing cardiogenic shock that occurs immediately (< 48 hours) following acute myocardial infarction or open heart surgery as a result of isolated left ventricular failure that is not responsive to optimal medical management and conventional treatment measures. The intent of the Impella system therapy is to reduce ventricular work and to provide the circulatory support necessary to allow heart recovery and early assessment of residual myocardial function.  Optimal medical management and convention treatment measures include volume loading and use of pressors and inotropes, with or without an intraortic balloon pump, or IABP.

A November 2011 update to the American College of Cardiology Foundation (ACCF) /American Heart Association (AHA) Task Force on Practice Guidelines and the Society for Cardiovascular Angiography and Interventions Guidelines for Percutaneous Coronary Intervention included Impella devices in both the emergent and prophylactic hemodynamic support settings. In addition, a December 2012 update to the AHA’s Recommendations for the Use of Mechanical Circulatory Support: Device Strategies and Patient Selection recommended Impella devices for use in mechanical circulatory support; a December 2012 update to the ACCF / AHA Guidelines for the Management of ST-Elevation Myocardial Infarction , or STEMI, included the Impella 2.5 device for use in patients requiring urgent coronary artery bypass grafting with STEMI and in treatment of patients with cardiogenic shock complications after STEMI. A January 2013 update to the International Society for Heart and Lung Transplantation Guidelines for Mechanical Circulatory Support included Impella devices for patients with multi-organ failure. In addition, Impella devices were included in a January 2013 update to the ACCF / AHA Task Force on Practice Guidelines for the Management of ST-Elevation Myocardial Infarction and a September 2014 AHA / the American College of Cardiology Task Force on Practice Guidelines for the Management of Patients with Non-ST-Elevation Acute Coronary Syndromes.

The Impella 2.5 device has CE Mark approval in Europe for up to five days of use and is approved for use in up to 40 countries.  Impella 2.5 device also has Health Canada approval which allows us to market the device in Canada. We have submitted an application for the Impella 2.5 device in Japan, and we are targeting regulatory approval in calendar 2016.

Impella CP®

In September 2012, we announced that the Impella CP device received 510(k) clearance from the FDA. The Impella CP device provides blood flow of approximately one liter more per minute than the Impella 2.5 device and is primarily used by either interventional cardiologists to support patients in the cath lab or by surgeons in the heart surgery suite.

In April 2016, the FDA approved the PMA supplement for certain of our devices, including our Impella CP device to provide treatment for ongoing cardiogenic shock.

We expect to continue to make additional PMA supplement submissions for our Impella suite of products for additional marketing indications, including to expand the current PMA that we have for the Impella 2.5 device to the Impella CP device for elective and urgent high-risk PCI procedures.

Impella 5.0™ and Impella LD™

The Impella 5.0 device and Impella LD device are percutaneous micro heart pumps with integrated motors and sensors for use primarily in the heart surgery suite. These devices are designed to support patients who require higher levels of circulatory support as compared to the Impella 2.5.

The Impella 5.0 device can be inserted into the left ventricle via femoral cut down or through the axillary artery. The Impella 5.0 device is passed into the ascending aorta, across the valve and into the left ventricle. The Impella LD device is similar to the Impella 5.0 device, but it is implanted directly into the ascending aorta through an aortic graft.  Both of these procedures are normally performed with the assistance of heart surgeons in the surgery suite. The Impella 5.0 device and Impella LD device can pump up to five liters of blood per minute, potentially providing full circulatory support.

The Impella 5.0 and Impella LD devices originally received 510(k) clearance in April 2009, for circulatory support for up to six hours.  In April 2016, the FDA approved the PMA supplement certain of our devices, including our Impella 5.0 and Impella LD devices to provide treatment for ongoing cardiogenic shock.

We expect to continue to make additional PMA supplement submissions for our Impella suite of products for additional clinical indications.

The Impella 5.0 and Impella LD devices have CE Mark approval in Europe for up to ten days’ duration and are approved for use in over 40 countries.  We have submitted an application for the Impella 5.0 in Japan, and we are targeting regulatory approval in calendar 2016.

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

In November 2012, the Impella RP device received U.S. investigational device exemption, or IDE, approval from the FDA for use in RECOVER RIGHT, a pivotal clinical study in the U.S. In March 2014, we completed enrollment of 30 patients that presented signs of right side heart failure, required hemodynamic support, and were capable of being treated in the catheterization lab or cardiac surgery suite. The study collected safety and effectiveness data on the percutaneous use of the Impella RP device and was submitted to the FDA in support of a Humanitarian Device Exemption, or HDE, submission.  An HDE is similar to a PMA application but is intended for patient populations of 4,000 or less per year in the U.S. and is subject to certain profit and use restrictions. An HDE approval requires demonstration of the safety and probable benefit of the product, which is a lower standard than is applied to a PMA. In order to receive an HDE, there must be no comparable devices approved under a PMA that are available to treat the targeted population. An approved HDE authorizes sales of the device to any hospital after review and approval by the hospital’s Institutional Review Board.

In January 2015, we received FDA approval for the Impella RP device under an HDE. As part of the HDE approval, we are required to conduct two post approval studies for the Impella RP device. One includes an adult patient population of 30 patients and the other includes a pediatric patient population of a maximum of 15 patients. These studies are designed to monitor the post-market safety and probable benefit of the Impella RP device. Both studies will be single-arm multicenter studies that will follow the respective patients at 30 and 180 days post device explant.  We have completed 18 patients to date on the adult patient population study, and we expect to complete this study in fiscal 2017. In April 2014, the Impella RP device received CE Mark approval which allows for commercial sales of the Impella RP device in the European Union and other countries that require a CE Mark approval for commercial sales.

AB5000™

We manufacture and sell the AB5000 Circulatory Support System for the temporary support of acute heart failure patients in profound shock, including patients suffering from cardiogenic shock after a heart attack, post-cardiotomy cardiogenic shock, or myocarditis. The AB5000 device was approved by the FDA in 2003.  We believe the AB5000 is the only commercially available cardiac assist device that is approved by the FDA for all indications where heart recovery is the desired outcome, including patients who have undergone successful cardiac surgery and subsequently develop low cardiac output, or patients who suffer from acute cardiac disorders leading to hemodynamic instability. Revenue from the AB5000 device have been declining in recent years, and we expect to only have minimal revenue from the AB5000 in the future as we focus our efforts on the Impella family of devices.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies during the three months ended June 30, 2016, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in “Note 1. Nature of Business and Basis of Preparation” to our condensed consolidated financial statements and are incorporated herein by reference.

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	For the Three Months Ended June 30,
	2016	2015
Revenue:
Product revenue	100.0%	100.0%
Funded research and development	-	-
Total revenue	100.0	100.0

Costs and expenses as a percentage of total revenue:
Cost of product revenue	14.6	14.8
Research and development	15.2	13.9
Selling, general and administrative	49.6	50.8
Total costs and expenses	79.4	79.5
Income from operations	20.6	20.5
Other income and income tax provision	8.1	8.5
Net income as a percentage of total revenue	12.5%	12.0%

Three months ended June 30, 2016 compared with the three months ended June 30, 2015

Revenue

Our revenues are comprised of the following:

	For the Three Months Ended June 30,
	2016	2015
	(in $000's)
Impella product revenue	$97,819	$68,805
Service and other revenue	4,489	4,153
Other products	681	468
Total product revenue	102,989	73,426
Funded research and development	6	6
Total revenue	$102,995	$73,432

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD and Impella RP device sales. Service and other revenue represents revenue earned on service maintenance contracts and preventive maintenance calls. Other product revenue includes AB5000 and product accessory revenue.

Total revenue for the three months ended June 30, 2016 increased $29.6 million, or 40%, to $103.0 million from $73.4 million for three months ended June 30, 2015. The increase in total revenue was primarily due to higher Impella product revenue from increased utilization in the U.S., which was attributable to higher sales of Impella 2.5 devices as a result of PMA in March 2015 for elective and high risk PCI procedures and higher utilization of the Impella CP device for those interventional cardiologists who prefer higher blood flow.  Revenue from both the Impella 2.5 device and the Impella CP device also increased with our recent approval of these products for cardiogenic shock in April 2016.

Impella product revenue for three months ended June 30, 2016 increased by $29.0 million, or 42%, to $97.8 million from $68.8 million for three months ended June 30, 2015. Most of the increase in Impella product revenue was from increased Impella CP and Impella 2.5 device sales in the U.S., as we focus on increasing utilization of our disposable catheter products through continued investment in our field organization and physician training programs. We expect product revenue from our Impella line to continue to increase due to our recent PMAs in the U.S. for our Impella 2.5, Impella CP, Impella 5.0 and Impella LD devices to provide treatment for ongoing cardiogenic shock, continued utilization for high risk PCI procedures, continued controlled launch of Impella RP devices in the U.S. and expansion efforts in Europe, particularly Germany.

Service and other revenue for three months ended June 30, 2016 increased by $0.3 million, or 7%, to $4.5 million from $4.2 million for three months ended June 30, 2015. The increase in service revenue was primarily due to an increase in preventative maintenance service contracts.  We have expanded the use of our Impella AIC consoles to most of our using sites and placed more consoles at existing higher using sites. We expect revenue growth for service revenue to be slower in fiscal 2017 as we have service contracts that normally have three year terms at most of our sites in the U.S.

Other product revenue for three months ended June 30, 2016 increased by $0.2 million, or 40%, to $0.7 million from $0.5 million for three months ended June 30, 2015. Most of the increase was due to higher AB sales in Japan.  We expect that AB5000 revenue will be minimal in the future we focus our sales efforts in the surgical suite on Impella 5.0, Impella LD and Impella RP devices and we focus more of our attention on the cath lab.

Costs and Expenses

Cost of Product Revenue

Cost of product revenue for three months ended June 30, 2016 increased by $4.2 million, or 39%, to $15.1 million from $10.9 million for three months ended June 30, 2015. Gross margin was 85% for each of the three months ended June 30, 2016 and 2015. The increase in cost of product revenue was related to higher demand for our Impella devices and higher production volume and costs to support growing demand for our Impella devices.

Research and Development Expenses

Research and development expenses for three months ended June 30, 2016 increased by $5.5 million, or 54%, to $15.7 million from $10.2 million for three months ended June 30, 2015. The increase in research and development expenses was primarily due to product development initiatives on our existing products and new technologies, increased clinical spending primarily related to our cVAD Registry™ and our continued focus on quality initiatives for our Impella devices.

We expect research and development to increase for fiscal 2017 as we continue to increase clinical spending related to our cVAD Registry™ and incur additional costs as we continue to focus on engineering initiatives to improve our existing products and develop new technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for three months ended June 30, 2016 increased by $13.7 million, or 37%, to $51.0 million from $37.3 million for three months ended June 30, 2015. The increase in selling, general and administrative expenses was primarily due to the hiring of additional U.S. field sales and clinical personnel, increased spending on marketing initiatives as we continue to educate physicians on the benefits of hemodynamic support after receiving PMAs in the U.S. for Impella 2.5, Impella CP, Impella 5.0 and Impella LD devices, higher stock-based compensation expense and higher professional fees to support the growth of our business.

We expect to continue to increase our expenditures on sales and marketing activities, with particular investments in field sales and clinical personnel with cath lab expertise to drive recovery awareness for acute heart failure patients. We also plan to increase our marketing, service and training investments as a result of PMAs in the U.S. for Impella 2.5, Impella CP, Impella 5.0 and Impella LD devices and as we expand to new markets outside of the U.S., such as Japan. We also expect to continue to incur legal expenses for the foreseeable future related to the FCA Investigation and patent related matters discussed in “Note 8. Commitments and Contingencies—Litigation,” to our condensed consolidated financial statements.  We expect that this increase in selling, general and administrative expense will be offset somewhat by the moratorium of the medical device tax in the U.S. for the two calendar years beginning in January 2016.

Income Tax Provision

We recorded an income tax provision of $8.5 million for three months ended June 30, 2016, compared to $6.3 million for three months ended June 30, 2015. The increase in income tax provision for the three months ended June 30, 2016 was due primarily to an increase in income before taxes for the three months ended June 30, 2016 due to higher Impella product revenue.

Net Income

For three months ended June 30, 2016, we recognized net income of $12.9 million, or $0.30 per basic share and $0.29 per diluted share, compared to $8.9 million, or $0.21 per basic share and $0.20 per diluted share for three months ended June 30, 2015.  Our net income for fiscal 2016 was driven primarily by higher Impella product revenue due to greater utilization of our Impella devices in the U.S. and Europe.

Liquidity and Capital Resources

At June 30, 2016, our total cash, cash equivalents and marketable securities totaled $223.2 million, an increase of $10.1 million compared to $213.1 million at March 31, 2016. The increase in our cash, cash equivalents and marketable securities was due primarily to positive cash flows from operations in the three months ended June 30, 2016 and proceeds from stock option exercises.

Following is a summary of our cash flow activities:

	For the Three Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$26,380	$10,914
Net cash (used for) provided by investing activities	(25,327)	5,739
Net cash (used for) provided by financing activities	(11,222)	1,210
Effect of exchange rate changes on cash	212	167
Net (decrease) increase in cash and cash equivalents	$(9,957)	$18,030

Cash Provided by Operating Activities

For the three months ended June 30, 2016, cash provided by operating activities consisted of net income of $12.9 million, adjustments for non-cash items of $16.6 million and cash used in working capital of $3.1 million. The increase in net income was primarily due to higher revenue from increased utilization of our Impella devices. Adjustments for non-cash items consisted primarily of $8.4 million of stock-based compensation expense, a $7.0 million change in deferred tax provision and $1.4 million of depreciation expense on property, plant and equipment. The decrease in cash from changes in working capital included a $1.5 million decrease in accounts receivable due to increased collections, a $3.4 million increase in inventory as we build up our inventory safety stock to support growing demand for our Impella devices and $1.1 million decrease in accounts payable and accrued expenses.

For the three months ended June 30, 2015, cash provided by operating activities consisted of net income of $8.9 million, adjustments for non-cash items of $11.6 million and cash used in working capital of $9.5 million. Adjustments for non-cash items primarily consisted of $4.8 million of stock-based compensation expense, a $5.8 million change in deferred tax provision and $0.7 million of depreciation expense on property, plant and equipment. The decrease in cash from changes in working capital included a $2.5 million increase in accounts receivable associated with our higher revenue, a $4.5 million increase in inventory to support growing demand for our Impella products and a $3.8 million decrease in accounts payable and accrued expenses. These amounts were partially offset by an increase in deferred revenue of $0.8 million.

Cash Used for Investing Activities

For the three months ended June 30, 2016, net cash used for investing activities included $20.2 million in purchases (net of maturities) of marketable securities and $5.1 million for the purchase of property and equipment mostly related to expansion of manufacturing capacity and office space in Danvers, Massachusetts and Aachen, Germany.

For the three months ended June 30, 2015, net cash provided by investing activities included $7.6 million in maturities (net of purchases) of marketable securities and $1.9 million for the purchase of property and equipment mostly related to expansion of manufacturing capacity in Aachen.

Capital expenditures for fiscal 2017 are estimated to range from $30 million to $35 million, including up to $16.5 million for potential property acquisitions. We are also expecting to have additional capital expenditures for manufacturing capacity expansions in both our Danvers, Massachusetts, Aachen, Germany and Tokyo, Japan facilities, additional office space, leasehold improvements and software development projects.

Cash Provided by Financing Activities

For the three months ended June 30, 2016, net cash used for financing activities included $15.0 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards.  These amounts were offset by $2.8 million in proceeds from the exercise of stock options and $1.0 million in excess tax benefits on stock-based awards.

For the three months ended June 30, 2015, net cash provided by financing activities included $4.6 million in proceeds from the exercise of stock options. These amounts were partially offset by $3.5 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards.

Operating Capital and Liquidity Requirements

We believe that our revenue from product sales together with existing resources will be sufficient to fund our operations for at least the next twelve months, exclusive of activities involving any future acquisitions of products or companies that complement or augment our existing line of products.

Our primary liquidity requirements are to fund the expansion of our commercial infrastructure in the U.S., increase our manufacturing capacity, incur additional capital expenditures as we expand our office space and manufacturing capacity in Danvers and Aachen, increase our inventory levels in order to meet growing customer demand for our Impella devices, fund new product development initiatives, prepare for commercial launches of Impella devices in new markets in the future, such as Japan, increased clinical spending associated with our cVAD Registry, as well as post approval study on Impella 2.5 related to our PMA and the Impella RP device post-approval study, costs of legal fees related to the FCA Investigation and ongoing patent litigation and to provide for general working capital needs. To date, we have primarily funded our operations through product sales and the sale of equity securities.

Our liquidity is influenced by our ability to sell our products in a competitive industry and our customers’ ability to pay for our products. Factors that may affect liquidity include our ability to penetrate the market for our products, maintain or reduce the length of the selling cycle for our products, capital expenditure requirements, investments in collaborative arrangements with other partners, and our ability to collect cash from customers after our products are sold. We also expect to continue to incur legal expenses for the foreseeable future related to the FCA Investigation and ongoing patent litigation. We continue to review our short-term and long-term cash needs on a regular basis. At June 30, 2016 we had no long-term debt outstanding.

Marketable securities at June 30, 2016 and March 31, 2016 consisted of $184.9 million and $164.8 million held in funds that invest in U.S. Treasury, government-backed and corporate debt securities, respectively. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets.

Cash and cash equivalents held by our foreign subsidiaries totaled $7.0 million and $4.5 million at June 30, 2016 and March 31, 2016, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the U.S., we believe that the potential U.S. tax impact to repatriate these funds would not have a material impact on our financial condition.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Primary Market Risk Exposures

Our cash, cash equivalents and marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2016, we believe the decline in fair market value of our investment portfolio would be immaterial.

Currency Exchange Rates

We have foreign currency exposure to exchange rate fluctuations and particularly with respect to the euro, British pound sterling and Japanese yen. Therefore, our investment in our subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive (loss) income component of stockholders’ equity. If rates of exchange for the euro, British pound and Japanese yen were to have depreciated immediately and uniformly by 10% relative to the U.S. dollar from levels at June 30, 2016, the result would have been a reduction of stockholders’ equity of approximately $6.4 million.

Fair Value of Financial Instruments

At June 30, 2016, our financial instruments consist primarily of cash and cash equivalents, short-term marketable securities, accounts receivable, accounts payable and contingent consideration. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2016, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the first quarter of our fiscal year ending March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in our condensed consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the condensed consolidated financial statements. Material legal proceedings are discussed in “Note 8. Commitments and Contingencies—Litigation” to our condensed consolidated financial statements and are incorporated herein by reference.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2016, which could materially affect our business, financial condition or future results. As of the date of this Report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, except as noted below:

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

In July and August 2015, Thoratec Corporation (“Thoratec”), acquired by St. Jude Medical, Inc. in October 2015, brought actions in connection with two of our patents relevant to Thoratec’s HeartMate PHP medical device (“PHP”). In those proceedings, which are in the High Court of Justice in the United Kingdom and German Federal Patent Court in Germany, Thoratec asserts that the two patents are invalid and is seeking a declaration that their PHP pump does not infringe the patents in the United Kingdom action.  In September 2015, we filed counterclaims in the action in Germany asserting that the PHP product infringes the two patents and a third patent owned by us.  Both the Germany and United Kingdom proceedings are ongoing.

In December 2015, we received a letter from Maquet Cardiovascular LLC, a subsidiary of the Getinge Group (“Maquet”), and maker of the intra-aortic balloon pump, asserting that our Impella products infringe certain guidewire, lumen and sensor claims of two Maquet patents and one pending patent application in the U.S. and elsewhere, and encouraged us to discuss taking a license from Maquet.  In January 2016, we responded to Maquet stating that we believed that the cited claims were invalid and that our Impella products did not infringe the cited patents.  In May 2016, Maquet sent a second letter notifying us that the pending patent application had been issued as a U.S. patent and repeated their earlier assertion and encouraged us to discuss taking a license from Maquet.  On May 19, 2016, we filed suit in Massachusetts District Court against Maquet seeking a declaratory judgment that our Impella products do not infringe Maquet’s cited patent rights.

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

101

The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and March 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.

		X

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: August 3, 2016	/s/ MICHAEL J. TOMSICEK
Michael J. Tomsicek
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)