Form 10-Q
period 2016-12-31
ABIOMED INC
filed 2017-02-03
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 30, 2017, 43,539,340 shares of the registrant’s common stock, $.01 par value, were outstanding.

ABIOMED, INC. AND SUBSIDIARIES

NOTE REGARDING COMPANY REFERENCES

Throughout this report on Form 10-Q (the “Report”), “Abiomed, Inc.,” the “Company,” “we,” “us” and “our” refer to ABIOMED, Inc. and its consolidated subsidiaries.

NOTE REGARDING TRADEMARKS

ABIOMED, IMPELLA, IMPELLA 2.5, IMPELLA 5.0, IMPELLA LD, IMPELLA CP and IMPELLA RP are trademarks of ABIOMED, Inc., and are registered in the U.S. and certain foreign countries. AB5000 and cVAD REGISTRY are trademarks of ABIOMED, Inc.  RECOVER is a trademark of Abiomed Europe GmbH, a subsidiary of ABIOMED, Inc., and is registered in certain foreign countries.

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	December 31, 2016	March 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$61,069	$48,231
Short-term marketable securities	179,640	163,822
Accounts receivable, net	50,178	42,821
Inventories	32,053	26,740
Prepaid expenses and other current assets	10,479	6,778
Total current assets	333,419	288,392
Long-term marketable securities	18,240	1,000
Property and equipment, net	60,909	23,184
Goodwill	30,562	33,003
In-process research and development	14,257	15,396
Long-term deferred tax assets, net	39,007	58,534
Other assets	4,570	4,422
Total assets	$500,964	$423,931
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,558	$9,381
Accrued expenses	34,539	28,382
Deferred revenue	9,004	8,778
Current portion of capital lease obligation	770	—
Total current liabilities	58,871	46,541
Other long-term liabilities	17	220
Contingent consideration	8,175	7,563
Long-term deferred tax liabilities	771	832
Capital lease obligation, net of current portion	15,750	—
Total liabilities	83,584	55,156
Commitments and contingencies (Note 9)
Stockholders' equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	435	426
Authorized - 100,000,000 shares; Issued - 45,081,996 shares at December 31, 2016 and 43,973,119 shares at March 31, 2016
Outstanding - 43,507,808 shares at December 31, 2016 and 42,596,228 shares at March 31, 2016
Additional paid in capital	546,796	508,624
Accumulated deficit	(61,858)	(99,075)
Treasury stock at cost - 1,574,188 shares at December 31, 2016 and 1,376,891 shares at March 31, 2016	(46,556)	(26,660)
Accumulated other comprehensive loss	(21,437)	(14,540)
Total stockholders' equity	417,380	368,775
Total liabilities and stockholders' equity	$500,964	$423,931

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Revenue:
Product revenue	$114,624	$85,789	$320,541	$235,569
Funded research and development	50	6	83	17
	114,674	85,795	320,624	235,586
Costs and expenses:
Cost of product revenue	18,987	12,744	51,366	35,756
Research and development	16,349	13,755	50,061	35,534
Selling, general and administrative	53,935	41,853	158,053	119,005
	89,271	68,352	259,480	190,295
Income from operations	25,403	17,443	61,144	45,291
Other income (expense):
Investment income, net	457	84	1,068	209
Other (expense) income, net	(34)	(29)	(225)	111
	423	55	843	320
Income before income taxes	25,826	17,498	61,987	45,611
Income tax provision	10,394	6,943	24,770	18,462
Net income	$15,432	$10,555	$37,217	$27,149

Basic net income per share	$0.36	$0.25	$0.86	$0.64
Basic weighted average shares outstanding	43,431	42,427	43,125	42,118

Diluted net income per share	$0.34	$0.23	$0.83	$0.61
Diluted weighted average shares outstanding	44,770	44,949	44,597	44,805

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Net income	$15,432	$10,555	$37,217	$27,149

Other comprehensive loss:
Foreign currency translation losses	(5,873)	(2,520)	(6,760)	(212)
Net unrealized losses on marketable securities	(269)	(32)	(137)	(16)
Other comprehensive loss	(6,142)	(2,552)	(6,897)	(228)

Comprehensive income	$9,290	$8,003	$30,320	$26,921

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended December 31,
	2016	2015
Operating activities:
Net income	$37,217	$27,149
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,488	2,214
Bad debt expense	(12)	78
Stock-based compensation	24,521	21,731
Write-down of inventory	2,059	1,356
Excess tax benefit from stock-based awards	(4,595)	(488)
Deferred tax provision	18,817	17,382
Change in fair value of contingent consideration	612	882
Changes in assets and liabilities:
Accounts receivable	(7,555)	(5,084)
Inventories	(8,615)	(10,092)
Prepaid expenses and other assets	(3,923)	343
Accounts payable	3,542	(1,740)
Accrued expenses and other liabilities	11,040	632
Deferred revenue	265	(125)
Net cash provided by operating activities	77,861	54,238
Investing activities:
Purchases of marketable securities	(177,591)	(189,595)
Proceeds from the sale and maturity of marketable securities	144,670	170,195
Purchase of other investment	(149)	(750)
Purchases of property and equipment	(24,039)	(7,933)
Net cash used for investing activities	(57,109)	(28,083)
Financing activities:
Proceeds from the exercise of stock options	8,265	8,237
Excess tax benefit from stock-based awards	4,595	488
Taxes paid related to net share settlement of vesting of stock awards	(19,898)	(3,908)
Proceeds from the issuance of stock under employee stock purchase plan	769	451
Principal payments on capital lease obligation	(264)	—
Net cash (used for) provided by financing activities	(6,533)	5,268
Effect of exchange rate changes on cash	(1,381)	(598)
Net increase in cash and cash equivalents	12,838	30,825
Cash and cash equivalents at beginning of period	48,231	22,401
Cash and cash equivalents at end of period	$61,069	$53,226
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$735	$724
Cash paid for interest on capital lease obligation	223	—
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment under capital lease obligation	16,784	—
Property and equipment in accounts payable and accrued expenses	3,717	471

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments that are necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period may not be indicative of results for the full fiscal year or any other subsequent period.

There have been no changes in the Company’s significant accounting policies for the three and nine months ended December 31, 2016 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 that has been filed with the SEC, except as follows:

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which applies to inventory that is measured using first-in, first-out or average cost methods. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out. ASU-2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements and disclosures. The Company believes that the adoption of ASU 2016-09 will have a significant impact on the Company’s consolidated financial statements, most notably, the requirement to recognize certain tax benefits or shortfalls upon a restricted stock unit vesting or stock option exercises in the income tax provision in the consolidated statement of operations as well as the potential impact of forfeiture assumptions on stock-based compensation expense. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company plans to adopt ASU 2016-09 during the first quarter of fiscal 2018.

Note 2. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities include stock options, restricted stock units, performance-based stock awards and shares to be purchased under the Company’s employee stock purchase plan. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same. The Company’s basic and diluted net income per share for the three and nine months ended December 31, 2016 and 2015 were as follows (in thousands, except per share data):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Basic Net Income Per Share
Net income	$15,432	$10,555	$37,217	$27,149

Weighted average shares used in computing basic net income per share	43,431	42,427	43,125	42,118

Net income per share - basic	$0.36	$0.25	$0.86	$0.64

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Diluted Net Income Per Share
Net income	$15,432	$10,555	$37,217	$27,149

Weighted average shares used in computing basic net income per share	43,431	42,427	43,125	42,118
Effect of dilutive securities	1,339	2,522	1,472	2,687
Weighted average shares used in computing diluted net income per share	44,770	44,949	44,597	44,805

Net income per share - diluted	$0.34	$0.23	$0.83	$0.61

For the three and nine months ended December 31, 2016, approximately 28,000 and 17,000 shares underlying out-of-the-money stock options, respectively, were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive. Also, approximately 185,000 restricted shares in each of the three and nine months ended December 31, 2016, respectively, related to performance-based awards for which milestones have not been met, were not included in the computation of diluted earnings per share.

For the three and nine months ended December 31, 2015, approximately 14,000 and 7,000 shares, respectively, underlying out-of-the-money stock options, respectively, were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive. Also, approximately 226,000 restricted shares in each of the three and nine months ended December 31, 2015, respectively, related to performance-based awards for which milestones had not been met were not included in the computation of diluted earnings per share.

Note 3. Marketable Securities and Fair Value Measurements

Marketable Securities

The Company’s marketable securities are classified as available-for-sale securities and, accordingly, are recorded at fair value. The difference between amortized cost and fair value is included in stockholders’ equity.

The Company’s marketable securities at December 31, 2016 and March 31, 2016 are invested in the following:

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(in $000's)
December 31, 2016:
Short-term US Treasury mutual fund securities	$44,181	$1	$(5)	$44,177
Short-term government-backed securities	86,070	5	(29)	86,046
Short-term corporate debt securities	49,454	3	(40)	49,417
Long-term government-backed securities	18,248	-	(8)	18,240
	$197,953	$9	$(82)	$197,880

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(in $000's)
March 31, 2016:
Short-term US Treasury mutual fund securities	$45,635	$21	$—	$45,656
Short-term government-backed securities	118,125	45	(4)	118,166
Long-term government-backed securities	999	1	-	1,000
	$164,759	$67	$(4)	$164,822

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

The following table presents the Company’s financial instruments recorded at fair value in the condensed consolidated balance sheets, classified according to the three categories described above:

	Level 1	Level 2	Level 3	Total
December 31, 2016:	(in $000's)
Assets
Short-term U.S. Treasury mutual fund securities	$—	$44,177	$—	$44,177
Short-term government-backed securities	—	86,046	—	86,046
Short-term corporate debt securities	—	49,417	—	49,417
Long-term government-backed securities	—	18,240	—	18,240
Liabilities
Contingent consideration	—	—	8,175	8,175

	Level 1	Level 2	Level 3	Total
March 31, 2016:	(in $000's)
Assets
Short-term U.S. Treasury mutual fund securities	$—	$45,656	$—	$45,656
Short-term government-backed securities	—	118,166	—	118,166
Long-term government-backed securities	—	1,000	—	1,000
Liabilities
Contingent consideration	—	—	7,563	7,563

The Company’s investments in U.S. Treasury mutual fund securities, short-term government-backed securities, short-term corporate debt securities and long-term government-backed securities are reported as Level 2 financial assets as they are not exchange-traded instruments.

The Company’s financial liabilities consisted of contingent consideration potentially payable related to the acquisition of ECP Entwicklungsgesellschaft mbH (“ECP”) and AIS GmbH Aachen Innovative Solutions (“AIS”), in July 2014. The Company acquired ECP for $13.0 million in cash, with additional potential payouts totaling $15.0 million based on the achievement of certain clinical and regulatory and revenue-based milestones. These potential milestone payments may be made, at the Company’s option, by a combination of cash or Abiomed common stock. As of December 31, 2016, the Company used a combination of an income approach, based on various revenue and cost assumptions and applying a probability to each outcome and a Monte-Carlo valuation model. For the clinical and regulatory milestone, probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. The revenue-based milestone is valued using a Monte-Carlo valuation model, which simulates estimated future revenues during the earn out-period using management's best estimates. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. During the quarter ended December 31, 2016, the Company changed the valuation method used to value the revenue-based milestone from a probability-weighted income approach to a Monte-Carlo valuation method. The change did not have a material impact on the Company’s condensed consolidated financial statements for the three and nine months ended December 31, 2016.

This liability is reported as Level 3 as the estimated fair value of the contingent consideration related to the acquisition of the ECP requires significant management judgment or estimation and is calculated using the following valuation methods:

	Fair Value at		Significant	Weighted Average
	December 31, 2016	Valuation	Unobservable	(range, if
	(in $000's)	Methodologies	Input	applicable)
Clinical and regulatory milestone	$4,607	Probability weighted income approach	Projected fiscal year of payments	2019 to 2022
			Discount rate	8%
			Probability of occurrence	Probability adjusted level of 50% for the base case scenario and 5% to 20% for various upside and downside scenarios
Revenue-based milestone	3,568	Monte Carlo simulation model	Expected volatility for forecasted ECP revenues	50%
			Discount rate	18%
			Projected fiscal year of payments	2023 to 2035
	$8,175

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the three and nine months ended December 31, 2016 and 2015:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
	(in $000's)		(in $000's)
Level 3 liabilities, beginning balance	$7,749	$6,817	$7,563	$6,510
Additions	—	—	—	—
Payments	—	—	—	—
Change in fair value	426	575	612	882
Level 3 liabilities, ending balance	$8,175	$7,392	$8,175	$7,392

The change in fair value of the contingent consideration was primarily due to the passage of time on the fair value measurement of milestones related to the ECP acquisition. Adjustments associated with the change in fair value of contingent consideration are included in research and development expenses in the Company’s condensed consolidated statements of operations. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of these milestones could result in a significantly higher or lower fair value of the liability. The fair value of the contingent consideration at each reporting date is updated by reflecting the changes in fair value reflected in the Company’s statement of operations. There is no assurance that any of the conditions for the milestone payments will be met.

Other Investments

The Company periodically makes investments in private medical device companies that focus on heart failure and heart pump technologies. The aggregate carrying amount of the Company’s other investments was $4.5 million and $4.4 million at December 31, 2016 and March 31, 2016, respectively, and is classified within other assets in the unaudited condensed consolidated balance sheets. These investments are accounted for using the cost method and are measured at fair value only if there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments.

Note 4. Property and Equipment

The components of property and equipment are as follows:

	December 31, 2016	March 31, 2016

Machinery and equipment	$24,030	$25,211
Leasehold improvements	20,889	11,833
Capital lease assets	16,784	-
Furniture and fixtures	2,599	1,510
Construction in progress	15,046	3,712
Total cost	79,348	42,266
Less accumulated depreciation	(18,439)	(19,082)
	$60,909	$23,184

In August 2016, the Company entered into a new lease agreement for its existing corporate headquarters in Danvers, Massachusetts (see Note 9). The Company recorded $16.8 million for this lease as a capital lease asset with depreciation expense being recorded on a straight line basis over 15 years.

Note 5. Goodwill and In-Process Research and Development

The carrying amount of goodwill at December 31, 2016 and March 31, 2016 was $30.6 million and $33.0 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG (“Impella Cardiosystems”), in May 2005 and ECP and AIS in July 2014. The goodwill activity is as follows:

(in $000's)
Balance at March 31, 2016	$33,003
Foreign currency translation impact	(2,441)
Balance at December 31, 2016	$30,562

The Company evaluates goodwill and in-process research and development assets (“IPR&D”) assets at least annually at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.  The Company has no accumulated impairment losses on goodwill or IPR&D assets.

The carrying amount of IPR&D assets at December 31, 2016 and March 31, 2016 was $14.3 million and $15.4 million, respectively, and has been recorded in conjunction with the Company’s acquisition of ECP and AIS, in July 2014. The estimated fair value of IPR&D assets at the acquisition date was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flows from the expandable catheter pump technology were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company used a discount rate of 21.5% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.

The carrying value of the Company’s IPR&D assets and the change in the balance for the nine months ended December 31, 2016 are as follows:

(in $000's)
Balance at March 31, 2016	$15,396
Foreign currency translation impact	(1,139)
Balance at December 31, 2016	$14,257

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2016	March 31, 2016
	(in $000's)
Employee compensation	$20,047	$18,359
Professional, legal and accounting fees	4,018	1,764
Sales and income taxes	3,098	2,527
Research and development	2,953	1,587
Marketing	2,140	1,146
Warranty	698	998
Other	1,585	2,001
	$34,539	$28,382

Employee compensation consists primarily of accrued bonuses, accrued commissions and accrued employee benefits at December 31, 2016 and March 31, 2016.

Note 7. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operations for the three and nine months ended December 31, 2016 and 2015:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
	(in $000's)		(in $000's)
Cost of product revenue	$234	$216	$754	$671
Research and development	900	994	4,793	2,914
Selling, general and administrative	5,340	4,929	18,974	18,146
	$6,474	$6,139	$24,521	$21,731

Stock Options

The following table summarizes the stock option activity for the nine months ended December 31, 2016:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at beginning of period	2,244	$20.55	5.19
Granted	152	105.00
Exercised	(604)	13.66
Cancelled and expired	(14)	60.25
Outstanding at end of period	1,778	$29.79	5.46	$147,680
Exercisable at end of period	1,293	$17.82	4.43	$122,671
Options vested and expected to vest at end of period	1,726	$28.92	5.38	$144,841

The aggregate intrinsic value of options exercised was $59.5 million for the nine months ended December 31, 2016. The total fair value of options that vested during the nine months ended December 31, 2016 was $3.9 million.

The remaining unrecognized stock-based compensation expense for unvested stock option awards at December 31, 2016 was approximately $8.3 million, net of forfeitures, and the weighted-average period over which this cost will be recognized is 2.5 years.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair values and weighted average assumptions used in the calculation of fair value of options granted during the three and nine months ended December 31, 2016 and 2015 was as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Weighted average grant-date fair value	$48.15	$34.05	$42.21	$28.91

Valuation assumptions:
Risk-free interest rate	1.37%	1.50%	1.32%	1.60%
Expected option life (years)	4.17	4.15	4.14	4.14
Expected volatility	48.5%	49.6%	49.5%	49.7%

Restricted Stock Units

The following table summarizes activity of restricted stock units for the nine months ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)
Restricted stock units at beginning of period	1,263	$57.95
Granted	364	$97.45
Vested	(495)	$34.68
Forfeited	(64)	$92.46
Restricted stock units at end of period	1,068	$80.35

The remaining unrecognized compensation expense for outstanding restricted stock units, including performance and market-based awards, as of December 31, 2016 was $33.1 million and the weighted-average period over which this cost will be recognized is 2.2 years.

Performance and Market-Based Awards

In May 2016, performance-based awards of restricted stock units for the potential issuance of up to 190,890 shares of common stock were issued to certain executive officers and employees, all of which vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of December 31, 2016, the Company is recognizing compensation expense based on the probable outcome related to the prescribed performance targets on the outstanding awards.

In November 2016, the Company awarded an executive officer a total of up to 41,526 restricted stock units. The restricted stock units are subject to both performance-and time-based vesting. These restricted stock units will vest and result in the issuance of common stock based on continuing employment, the Company achieving positive net profits measured in the aggregate over the first four full fiscal quarters following the grant date and the relative ranking of the total shareholder return (“TSR”) of the Company’s common stock in relation to the TSR of the component companies in the S&P Health Care Equipment Select Industry Index over a three-year performance period based on a comparison of average closing stock prices in June 2015 and June 2018. The actual number of restricted stock units that may be earned ranges from 0% to 100% of the target number of shares. One-half of the restricted stock units will potentially vest in June 2018 based on performance criteria described above and the remaining half of the restricted stock units will vest one year thereafter.

The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the restricted stock units. The fair value related to the restricted stock units will be recorded as stock-based compensation expense over the period from date of grant to June 2018 regardless of the actual TSR outcome reached.

The table below sets forth the assumptions used to value the award and the estimated grant-date fair value:

Risk-free interest rate	0.90%
Dividend yield	0%
Remaining performance period (years)	1.58
Expected volatility	50.6%
Estimated grant date fair value (per share)	$62.55
Target performance (number of shares)	41,526

Note 8. Income Taxes

The income tax provision represents the Company’s federal and state income tax obligations as well as foreign tax provisions. The Company’s income tax provision was $10.4 million and $24.8 million for the three and nine months ended December 31, 2016, respectively. The Company’s income tax provision was $6.9 million and $18.5 million for the three and nine months ended December 31, 2015, respectively. The estimated annual effective income tax rate is based upon estimated income before income taxes for the year, the geographical composition of the estimated income before taxes and estimated permanent differences. The estimated annual effective income tax rate can fluctuate and may differ from the actual tax rate recognized in fiscal 2017 for various reasons, including estimates of income before taxes, tax legislation, permanent differences, discrete items, and any adjustments between tax provision calculations and filed tax returns.

The significant differences between the statutory tax rate and effective tax rate for the three and nine months ended December 31, 2016 and 2015 were as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase resulting from:
Credits	(1.2)	(1.7)	(1.2)	(1.5)
State taxes, net	3.3	3.2	3.3	3.4
Permanent differences	2.7	3.2	2.7	3.4
Other	0.4	-	0.2	0.2
Effective tax rate	40.2%	39.7%	40.0%	40.5%

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax in multiple states and other countries. All tax years remain subject to examination by the Internal Revenue Service and state and foreign tax authorities. The Company has net operating loss and tax credit carryforwards which may be utilized in future years to offset taxable income, and those years may also be subject to review by relevant taxing authorities if the carryforwards are utilized. Fiscal years 2012 through 2016 remain open to examination in Germany. In January 2017, the Company was notified that fiscal years 2012 through 2015 were selected for examination by the German tax authorities.

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

The Danvers, Massachusetts building lease is being recorded as a capital lease.  The payments under the lease are accounted for as interest and principal payments over 15 years.

A summary of future lease commitments related to the capital lease obligation is as follows:

(in $000s)
2017, remaining portion	$314
2018	1,311
2019	1,349
2020	1,349
2021	1,373
Thereafter	15,136
Total minimum lease payments	20,832
Less amounts representing interest	(4,312)
Total lease obligations	$16,520
Less current capital lease obligation	(770)
Capital lease obligation, net of current portion	$15,750

The Company’s European headquarters is located in Aachen, Germany and consists of approximately 33,000 square feet of space under an operating lease. In July 2013, the Company entered into a lease agreement to continue renting its existing space in Aachen, Germany through July 31, 2023. In October 2015, the Company entered into an amendment to this lease agreement to lease 9,000 square feet of additional space effective July 1, 2015.  The Company also entered into another lease agreement in October 2015 to lease approximately 30,000 square feet of additional space adjacent to its Aachen facility from July 1, 2015 through June 30, 2016. This agreement also provided the Company with options to extend the lease through July 31, 2033. The Company exercised the first option under this agreement to extend the lease through June 30, 2017. The Aachen, Germany building lease is recorded as an operating lease with the related rent expense being recorded on a straight line basis over the lease term. The lease payments under these agreements are approximately 65,000€ (approximately U.S. $0.1 million at December 31, 2016 exchange rates) per month. The Aachen facility encompasses manufacturing, certain research and development activities and the European sales, marketing and general and administrative functions. In December 2016, the Company entered into a purchase and sale agreement to acquire its existing European headquarters in Aachen, Germany. Pursuant to the purchase and sale agreement, the Company expects, subject to closing conditions, to acquire the property for 11.0€ million (approximately $11.6 million at December 31, 2016 exchange rates) in the first half of calendar 2017.

The Company also entered into a lease agreement in October 2016 through September 2021 for an office in Tokyo, Japan which houses regulatory and training personnel as we prepare for commercial launch in Japan. The annual rent expense for this lease agreement is estimated to be $0.9 million.

License Agreements

In April 2014, the Company entered into an exclusive license agreement for the rights to certain optical sensor technologies in the field of cardio-circulatory assist devices. The Company made a $1.5 million upfront payment upon execution of the agreement and could make additional payments of up to $4.5 million upon the achievement of certain development milestones. The Company paid approximately $0.8 million in development milestones which are included with research and development expenses for the three and nine months ended December 31, 2016.

Litigation

From time to time, the Company is involved in legal and administrative proceedings and claims of various types. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. The Company records a liability in its condensed consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a loss is not probable or cannot be reasonably estimated, a liability is not recorded in its condensed consolidated financial statements.

On April 25, 2014, the Company received an administrative subpoena from the Boston regional office of the United States Department of Health and Human Services, or HHS, Office of Inspector General requesting materials relating to the Company’s reimbursement of employee expenses and remuneration to healthcare providers from July 2012 through December 2012, in connection with a civil investigation under the False Claims Act (the “FCA Investigation”). Subsequently, the Company received Civil Investigative Demands from the U.S. Attorney’s Office for the District of Massachusetts that collectively sought additional information relating to this matter for the time period of January 1, 2011 through September 14, 2016. The Company continues to cooperate fully with the government in this investigation. We are not able to predict what action, if any, might be taken in the future as a result of the investigation.

Thoratec Corporation (“Thoratec”) has challenged a number of Company owned patents in the European Patent Office or EPO, in Germany, and in the United Kingdom in connection with the launch of their HeartMate PHP medical device, or PHP, in Europe. These actions all relate to Thoratec’s ability to manufacture and sell their PHP product in Europe. These actions do not cover the Company’s ability to manufacture or sell its Impella products. Thoratec was acquired by St. Jude Medical, Inc. in October 2015, and St. Jude Medical, Inc. was acquired by Abbott Laboratories in January 2017.

In October 2012, Thoratec filed a notice of opposition in the EPO to a Company owned European patent covering a ‘pigtail’ feature on a blood pump. In October 2014, the EPO dismissed Thoratec’s opposition, and in December 2014, Thoratec filed a notice of appeal. The appeal was heard on January 20, 2017 by the EPO Board of Appeals. The Company prevailed at the Board of Appeals and succeeded in upholding the patent in an amended form. The approved amended claim covers the combination of a blood pump with a pigtail and an expanding suction basket and funnel feature. The Board of Appeals is the highest level at the EPO so there are no further challenges to this patent possible at the EPO by Thoratec.

In December 2014, Thoratec filed a nullity suit in German Federal Court against a German “pigtail” patent owned by the Company with a flexible extension feature, and auxiliary pigtail, basket and funnel features. The validity hearing was held in November 2016 and the German Federal Court found the patent invalid. The Company is appealing this decision.

In August 2015, Thoratec filed a nullity action in German Federal Court against two Company owned patents covering a “magnetic clutch” feature. These magnetic clutch patents were acquired by the Company in July 2014, in connection with its acquisition of ECP and AIS. The validity hearing for the magnetic clutch patents is scheduled for June 2017; the Court’s preliminary opinion is that the magnetic clutch claims are invalid.

In September 2015, the Company filed counterclaims in the magnetic clutch action in Germany asserting that the PHP product infringes the two magnetic clutch patents and the two pigtail patents. The infringement trial has been stayed, pending resolution of the German and EPO nullity actions.

In July 2015, Thoratec filed a nullity action in the High Court of Justice of England and Wales against the Company’s U.K. “magnetic clutch” patents acquired from ECP and AIS. In October 2015, Thoratec added a non-infringement claim seeking a declaration that their PHP product does not infringe the patents in the United Kingdom. Thoratec’s claims in the U.K. were heard at trial in early October 2016. While the English Court found on October 28, 2016, that the PHP would infringe a number of claims contained within the Company’s patents, the Court found those claims to be invalid because of obviousness or lack of novelty. The Company is in the process of appealing the Court’s decision. Under UK law, the successful party normally receives at least a portion of the legal costs that it reasonably and proportionately incurred. The Company is expecting that it will have to pay for at least a portion of Thoratec’s attorney/court costs. As a result, the Company recorded a contingent liability of $2.3 million at December 31, 2016 as an estimate of these Thoratec attorney fees that it may pay for this action, which is included with selling, general and administrative expenses for the three and nine months ended December 31, 2016.

In December 2015, the Company received a letter from Maquet Cardiovascular LLC, or Maquet, a subsidiary of the Getinge Group, and maker of the intra-aortic balloon pump, asserting that the Company’s Impella products infringe certain claims having guidewire, lumen and sensor features and which were in two Maquet patents and one pending patent application in the U.S. and elsewhere, and encouraged the Company to discuss taking a license from Maquet.  In January 2016, the Company responded to Maquet stating that it believed that the cited claims were invalid and that its Impella products did not infringe the cited patents.  In May 2016, Maquet sent an additional letter notifying the Company that the pending U.S. patent application had been issued as a U.S. patent and repeated their earlier assertion and encouraged the Company to discuss taking a license from Maquet. The three patents expire September 2020, December 2020 and October 2021. On May 19, 2016, the Company filed suit in U.S. District Court for the District of Massachusetts, or D. Mass., against Maquet seeking a declaratory judgment that the Company’s Impella products do not infringe Maquet’s cited patent rights.

On August 24, 2016, Maquet sent another letter to the Company identifying four new U.S. continuation patent filings with claims that Maquet alleges are infringed by the Company’s Impella products. Of the four U.S. continuation applications, one issued as a patent on January 17, 2017, one is scheduled to issue on February 7, 2017, one is allowed by the U.S. Patent Office, and one has not begun substantive prosecution.  All of these filings that issue as US patents will expire in September 2020. On September 23, 2016,

Maquet filed a response to the Company’s suit in D. Mass., including various counterclaims alleging that the Company’s Impella 2.5, Impella CP, Impella 5.0, and Impella RP heart pumps infringe certain claims of the three original issued U.S. patents. The case is in its early stages. A scheduling conference was held on January 30, 2017. The Markman hearing is scheduled for November 2017.

With the exception of the Thoratec attorney fees in the U.K. court hearing, the Company is unable to estimate a potential liability with respect to the legal matters noted above. There are numerous factors that make it difficult to meaningfully estimate possible loss or range of loss at this stage of the legal proceedings, including that the FCA Investigation and patent disputes with Thoratec and Maquet remain either in relatively early stages, or there are significant factual and legal issues to be resolved and information obtained or rulings made during any lawsuits or investigations could affect the methodology for calculation.

Note 10. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. International sales (sales outside the U.S. and primarily in Europe) accounted for 9% of total product revenue for each of the three and nine months ended December 31, 2016, respectively, and 8% of total product revenue for each of the three and nine months ended December 31, 2015, respectively. The Company’s long-lived assets, which are its property, plant and equipment, are located primarily in the U.S. except for $8.4 million and $5.9 million at December 31, 2016 and March 31, 2016, respectively, which are located primarily in Germany.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Report contains forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements other than one conveying solely historical facts is a forward-looking statement. These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “will” and other words and terms of similar meaning. These forward-looking statements address various matters including, among others, future actions related to ongoing investigations and litigation and expenditures related thereto; the development and commercialization of new and existing products and anticipated costs, including research and development, sales and marketing and training costs associated with product development and commercialization; expected capital expenditures for the fiscal year ending March 31, 2017; commercial plans for our products into new markets such as Japan; demand and expected shipments of our products; anticipated shifts in the revenue mix associated with our products; our ability to increase revenue from our Impella® line of products and the sufficiency of revenue to fund future operations; the impact of market factors such as changes in interest rates, currency exchange rates on our securities and the fair value of our financial instruments; awards of performance and market-based restricted stock units; and the impact of adopting ASU 2016-09 on our consolidated financial statements and disclosures. Each forward-looking statement in this Report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. Applicable risks and uncertainties include, among others, our inability to predict the outcome of investigations and litigation and associated expenses; possible delays in our research and development programs; our ability to obtain regulatory approvals and market our products, and uncertainties related to regulatory processes; greater government scrutiny and regulation of the medical device industry and our ability to respond to changing laws and regulations affecting our industry, including any reforms to the regulatory approval process administered by the U.S Food and Drug Administration, or FDA, and changing enforcement practices related thereto; the inability to manufacture products in commercial quantities at an acceptable cost; the acceptance by physicians and hospitals of our products; the impact of competitive products and pricing; uncertainties associated with future capital needs and the risks identified under Item 1A of Part I of our Annual Report on Form 10-K, for the year ended March 31, 2016, as well as the other information we file with the Securities and Exchange Commission. Readers are cautioned not to place considerable reliance on any forward-looking statements contained in this Report, which speak only as of the date of this Report. We undertake no obligation to update or revise these forward-looking statements whether as a result of new information, future events or otherwise, unless required by law. Our business is subject to substantial risks and uncertainties, including those referenced above. Investors, potential investors, and others should give careful consideration to these risks and uncertainties.

Overview

We are a leading provider of temporary mechanical circulatory support devices, and we offer a continuum of care to heart failure patients. We develop, manufacture and market proprietary products that are designed to enable the heart to rest, heal and recover by improving blood flow to the coronary arteries and end-organs and/or temporarily performing the pumping function of the heart. Our products are used in the cardiac catheterization lab, or cath lab, by interventional cardiologists, the electrophysiology lab, the hybrid lab and in the heart surgery suite by heart surgeons. A physician may use our devices for patients who are in need of hemodynamic support prophylactically or emergently before, during or after angioplasty or heart surgery procedures. We believe that heart recovery is the optimal clinical outcome for a patient experiencing heart failure because it enhances the potential for the patient to go home with the patient’s own native heart, facilitating restoration of quality of life. In addition, we believe, that for the care of such patients, heart recovery is often the most cost-effective solution for the healthcare system.

Our strategic focus and the driver of the majority of our revenue growth is the market penetration of our family of Impella® products. The Impella product portfolio, which includes the Impella 2.5™, Impella CP®, Impella RP®, Impella LD™ and Impella 5.0™ devices, has supported thousands of patients. We expect that almost all of our product and service revenue in the near future will be from our Impella devices. Revenues from our non-Impella products, largely focused on the heart surgery suite, have been decreasing over the past several years and are expected to be insignificant as we have strategically shifted our sales and marketing efforts towards our Impella devices and the cath lab.

In March 2015, we received a Pre-Market Approval, or PMA, from the FDA for use of the Impella 2.5 device during elective and urgent high-risk percutaneous coronary intervention, or PCI, procedures. In December 2016, the FDA expanded this PMA approval in the U.S. to include the Impella CP device. With these PMA indications, the Impella 2.5 and Impella CP devices provide the only minimally invasive treatment options indicated for use during high-risk PCI procedures. In April 2016, the FDA approved a PMA supplement for our Impella 2.5, Impella CP, Impella 5.0 and Impella LD devices to provide treatment for ongoing cardiogenic shock. The intent of the Impella system therapy is to reduce ventricular work and to provide the circulatory support necessary to allow heart recovery and early assessment of residual myocardial function.

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

In October 2016, we received FDA approval to begin a prospective 50 patient feasibility study to evaluate the use of the Impella CP heart pump for unloading of the left ventricle prior to primary PCI in patients presenting with ST segment elevation myocardial infarction, or STEMI, without cardiogenic shock. This trial will focus on feasibility and safety, and lay the groundwork for a potential future trial, designed to measure the impact that unloading may have on infarct size related to reperfusion injury, an acceleration of myocardial damage at the time of revascularization, in STEMI patients.

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

In December 2016, we received PMA approval from the FDA for the use of the Impella CP device during elective and urgent high-risk PCI procedures, identical to the indication for use for the Impella 2.5 device.  This approval allows the Impella CP to be used as a temporary (≤ 6 hours) ventricular support system indicated for use during high risk PCI procedures performed in elective or urgent hemodynamically stable patients with severe coronary artery disease and depressed left ventricular ejection fraction, when a heart team, including a cardiac surgeon, has determined that high risk PCI is the appropriate therapeutic option.

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

In November 2012, the Impella RP device received U.S. investigational device exemption, or IDE, approval from the FDA for use in RECOVER RIGHT, a pivotal clinical study in the U.S. In March 2014, we completed enrollment of 30 patients that presented signs of right side heart failure, required hemodynamic support, and were capable of being treated in the catheterization lab or cardiac surgery suite. The study collected safety and effectiveness data on the percutaneous use of the Impella RP device and was submitted to the FDA in support of a Humanitarian Device Exemption, or HDE, submission.  An HDE is similar to a PMA application but is intended for patient populations of 4,000 or less per year in the U.S. and is subject to certain profit and use restrictions. An HDE approval requires demonstration of the safety and probable benefit of the product, which is a lower standard than is applied to a PMA. In order to receive an HDE, there must be no comparable devices approved under a PMA that are available to treat the targeted population. An approved HDE authorizes sales of the device to any hospital after review and approval by the hospital’s Institutional Review Board. In January 2015, we received FDA approval for the Impella RP device under an HDE. As part of the HDE approval, we were required to conduct post approval studies for the Impella RP device. We have completed our Impella RP post-market studies and are currently working on a PMA application with the FDA to convert our HDE approval to a PMA.

In April 2014, the Impella RP device received CE Mark approval which allows for commercial sales of the Impella RP device in the European Union and other countries that require a CE Mark approval for commercial sales.

AB5000™

We manufacture and sell the AB5000 Circulatory Support System for the temporary support of acute heart failure patients in profound shock, including patients suffering from cardiogenic shock after a heart attack, post-cardiotomy cardiogenic shock, or myocarditis. The AB5000 device was approved by the FDA in 2003.  We believe the AB5000 is the only commercially available cardiac assist device that is approved by the FDA for all indications where heart recovery is the desired outcome, including patients who have undergone successful cardiac surgery and subsequently develop low cardiac output, or patients who suffer from acute cardiac disorders leading to hemodynamic instability. Revenues from the AB5000 device have been declining in recent years, and we expect to only have minimal revenue from the AB5000 in the future as we focus our efforts on the Impella family of devices.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies during the three and nine months ended December 31, 2016, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in “Note 1. Nature of Business and Basis of Preparation” to our condensed consolidated financial statements and is incorporated herein by reference.

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015

Revenue:
Product revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses as a percentage of total revenue:
Cost of product revenue	16.6	14.9	16.0	15.2
Research and development	14.3	16.0	15.6	15.1
Selling, general and administrative	46.9	48.8	49.3	50.5
Total costs and expenses	77.8	79.7	80.9	80.8
Income from operations	22.2	20.3	19.1	19.2
Income tax provision and other	8.7	8.0	7.5	7.7
Net income as a percentage of total revenue	13.5%	12.3%	11.6%	11.5%

Three and nine months ended December 31, 2016 compared with the three and nine months ended December 31, 2015

Revenue

Our revenues are comprised of the following:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
	(in $000's)		(in $000's)
Impella product revenue	$109,235	$81,022	$304,759	$221,528
Service and other revenue	4,791	4,025	13,945	12,107
Other products	598	742	1,837	1,934
Total product revenue	114,624	85,789	320,541	235,569
Funded research and development	50	6	83	17
Total revenue	$114,674	$85,795	$320,624	$235,586

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD and Impella RP device sales. Service and other revenue represents revenue earned on service maintenance contracts and preventive maintenance calls. Other product revenue includes AB5000 and product accessory revenue.

Total revenue for the three months ended December 31, 2016 increased $28.9 million, or 34%, to $114.7 million from $85.8 million for three months ended December 31, 2015. Total revenue for the nine months ended December 31, 2016 increased $85.0 million, or 36%, to $320.6 million from $235.6 million for the nine months ended December 31, 2015. The increase in total revenue was primarily due to higher Impella product revenue from increased utilization in the U.S and Europe. Sales of Impella 2.5 devices were higher as a result of PMA approvals in March 2015 for elective and high risk PCI procedures and in April 2016 for cardiogenic shock and the Impella CP device has continued to experience higher utilization by those interventional cardiologists who prefer higher blood flow.

Impella product revenue for the three months ended December 31, 2016 increased by $28.2 million, or 35%, to $109.2 million from $81.0 million for three months ended December 31, 2015. Impella product revenue for the nine months ended December 31, 2016 increased by $83.3 million, or 38%, to $304.8 million from $221.5 million for the nine months ended December 31, 2015.  Most of the increase in Impella product revenue was from increased device sales in the U.S. of all of our Impella products, as we focus on increasing utilization of our disposable catheter products through continued investment in our field organization and physician training programs. Impella product revenue outside of the U.S. also increased primarily due to increased utilization in Germany as we expand our field organization in that country. We expect product revenue from our Impella product line to continue to increase due to our recent PMAs in the U.S. for our Impella devices to provide treatment for ongoing cardiogenic shock, continued utilization for high risk PCI procedures, continued controlled launch of Impella RP devices in the U.S. and expansion efforts in Europe, particularly Germany.

Service and other revenue for the three months ended December 31, 2016 increased by $0.8 million, or 20%, to $4.8 million from $4.0 million for three months ended December 31, 2015. Service and other revenue for the nine months ended December 31, 2016 increased by $1.8 million, or 15%, to $13.9 million from $12.1 million for the nine months ended December 31, 2015. The increase in service revenue was primarily due to an increase in preventative maintenance service contracts. We have expanded the number of Impella AIC consoles to most of our using sites and placed more consoles at existing higher using sites. We expect revenue growth for service revenue to be slower in the near future as we have service contracts that normally have three year terms at most of our sites in the U.S.

Other product revenue for the three months ended December 31, 2016 decreased by $0.1 million, or 14%, to $0.6 million from $0.7 million for three months ended December 31, 2015.  Other product revenue for the nine months ended December 31, 2016 decreased by $0.1 million, or 5%, to $1.8 million from $1.9 million for the nine months ended December 31, 2015. We expect that AB5000 revenue will be insignificant in the future we focus our sales efforts in the surgical suite on our Impella devices and we focus more of our attention on the cath lab.

Costs and Expenses

Cost of Product Revenue

Cost of product revenue for three months ended December 31, 2016 increased by $6.3 million, or 50%, to $19.0 million from $12.7 million for three months ended December 31, 2015. Gross margin was 83% for the three months ended December 31, 2016 and 85% for the three months ended December 31, 2015. Cost of product revenue for the nine months ended December 31, 2016 increased $15.6 million, or 44%, to $51.4 million from $35.8 million for the nine months ended December 31, 2015. Gross margin was 84% for the nine months ended December 31, 2016 and 85% for the nine months ended December 31, 2015. The increase in cost of product revenue was related to higher demand for our Impella devices and higher production volume and costs to support growing demand for our Impella devices. The decrease in gross margin was primarily due to larger number of shipments of AICs during fiscal 2017 and an increased investment in direct labor and overhead as we expand our manufacturing capacity.

Research and Development Expenses

Research and development expenses for three months ended December 31, 2016 increased by $2.5 million, or 18%, to $16.3 million from $13.8 million for three months ended December 31, 2015. Research and development expenses for the nine months ended December 31, 2016 increased by $14.6 million, or 41%, to $50.1 million from $35.5 million for the nine months ended December 31, 2015. The increase in research and development expenses was primarily due to product development initiatives on our existing products and new technologies as we expanded our engineering organization, increased clinical spending primarily related to our cVAD Registry™ and our continued focus on quality initiatives for our Impella devices.

We expect research and development expenses to increase for the remainder of fiscal 2017 as we continue to increase clinical spending related to our cVAD Registry™ and incur additional costs as we continue to focus on engineering initiatives to improve our existing products and develop new technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for three months ended December 31, 2016 increased by $12.0 million, or 29%, to $53.9 million from $41.9 million for three months ended December 31, 2015. Selling, general and administrative expenses for the nine months ended December 31, 2016 increased by $39.1 million, or 33%, to $158.1 million from $119.0 million for the nine months ended December 31, 2015.

The increase in selling, general and administrative expenses was primarily due to the hiring of additional field sales and clinical personnel in the U.S. and Germany, increased spending on marketing initiatives as we continue to educate physicians on the benefits of hemodynamic support after receiving PMAs in the U.S. for Impella 2.5, Impella CP, Impella 5.0 and Impella LD devices, higher stock-based compensation expense, higher legal expenses related to the FCA Investigation, ongoing patent litigation and other legal matters discussed in “Note 9. Commitments and Contingencies—Litigation,” to our condensed consolidated financial statements and higher professional fees to support the growth of our business.  The increase in selling, general and administrative expenses was partially offset by a $4.6 million medical device tax refund recognized in the three months ended December 31, 2016

We expect to continue to increase our expenditures on sales and marketing activities, with particular investments in field sales and clinical personnel with cath lab expertise to drive recovery awareness for acute heart failure patients. We also plan to increase our marketing, service and training investments as a result of recent PMA approvals in the U.S. for our Impella devices and as we expand to new markets outside of the U.S., such as Japan. We also expect to continue to incur significant legal expenses for the foreseeable future related to the FCA Investigation and patent related matters.  We expect that this increase in selling, general and administrative expense will be offset somewhat by the moratorium of the medical device tax in the U.S. for the two calendar years beginning in January 2016.

Income Tax Provision

We recorded an income tax provision of $10.4 million and $24.8 million for the three and nine months ended December 31, 2016, respectively, compared to $6.9 million and $18.5 million for the three and nine months ended December 31, 2015, respectively. The increase in income tax provision for the three months ended December 31, 2016 was due primarily to an increase in income before taxes for the three months ended December 31, 2016 due to higher Impella product revenue.

Net Income

For three months ended December 31, 2016, we recognized net income of $15.4 million, or $0.36 per basic share and $0.34 per diluted share, compared to $10.6 million, or $0.25 per basic share and $0.23 per diluted share for three months ended December 31, 2015. For the nine months ended December 31, 2016, we recognized net income of $37.2 million, or $0.86 per basic share and $0.83 per diluted share, compared to $27.1 million, or $0.64 per basic share and $0.61 per diluted share for the nine months ended December 31, 2015. Our net income for fiscal 2017 was driven primarily by higher Impella product revenue due to greater utilization of our Impella devices in the U.S. and Germany.

Liquidity and Capital Resources

At December 31, 2016, our total cash, cash equivalents and marketable securities totaled $258.9 million, an increase of $45.8 million compared to $213.1 million at March 31, 2016. The increase in our cash, cash equivalents and marketable securities was due primarily to positive cash flows from operations in the nine months ended December 31, 2016.

Following is a summary of our cash flow activities:

	For the Nine Months Ended December 31,
	2016	2015
Net cash provided by operating activities	$77,861	$54,238
Net cash used for investing activities	(57,109)	(28,083)
Net cash (used for) provided by financing activities	(6,533)	5,268
Effect of exchange rate changes on cash	(1,381)	(598)
Net increase in cash and cash equivalents	$12,838	$30,825

Cash Provided by Operating Activities

For the nine months ended December 31, 2016, cash provided by operating activities consisted of net income of $37.2 million, adjustments for non-cash items of $45.9 million and cash used in working capital of $5.2 million. The increase in net income was primarily due to higher revenue from increased utilization of our Impella devices. Adjustments for non-cash items consisted primarily of $24.5 million of stock-based compensation expense, an $18.8 million change in deferred tax provision, $4.6 million in excess tax benefits on stock-based awards, $4.5 million of depreciation expense on property, plant and equipment and $2.1 million in inventory write-downs. The change in cash from working capital included a $7.6 million increase in accounts receivable associated with our higher revenue, an $8.6 million increase in inventory to support growing demand for our Impella devices, $14.6 million increase in accounts payable and accrued expenses and a $0.3 million increase in deferred revenue primarily due to an increase in preventative maintenance service contracts.

For the nine months ended December 31, 2015, cash provided by operating activities consisted of net income of $27.1 million, adjustments for non-cash items of $43.2 million and cash used in working capital of $16.1 million. Adjustments for non-cash items primarily consisted of $21.7 million of stock-based compensation expense and a $17.4 million change in deferred tax provision. The change in cash from working capital included a $5.1 million increase in accounts receivable associated with our higher revenue, a $10.1 million increase in inventory to support growing demand for our Impella products and a $1.1 million decrease in accounts payable and accrued expenses and a $0.1 million decrease in deferred revenue.

Cash Used for Investing Activities

For the nine months ended December 31, 2016, net cash used for investing activities primarily consisted of $32.9 million in purchases (net of maturities) of marketable securities and $24.0 million for the purchase of property and equipment mostly related to expansion of manufacturing capacity and office space in Danvers, Massachusetts and Aachen, Germany.

For the nine months ended December 31, 2015, net cash provided by investing activities included $19.4 million in maturities (net of purchases) of marketable securities offset by $7.9 million for the purchase of property and equipment mostly related to expansion of manufacturing capacity and office space in Danvers Massachusetts and Aachen, Germany. We also made a $0.8 million investment in a private medical technology company during the nine months ended December 31, 2015.

Capital expenditures for fiscal 2017 are estimated to range from $50 million to $70 million, including approximately $30 million for potential property acquisitions or capital leases acquired. We are also expecting to incur significant capital expenditures for software development projects, manufacturing capacity and office leasehold improvements in our Danvers, Massachusetts, Aachen, Germany, Berlin, Germany and Tokyo, Japan facilities.

Cash Provided by Financing Activities

For the nine months ended December 31, 2016, net cash used for financing activities included $19.9 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards and $0.3 million in principal payments on capital lease obligation. These amounts were offset by $8.3 million in proceeds from the exercise of stock options, $4.6 million in excess tax benefits on stock-based awards and $0.8 million in proceeds from the issuance of stock under the employee stock purchase plan.

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

Our liquidity is influenced by our ability to sell our products in a competitive industry and our customers’ ability to pay for our products. Factors that may affect liquidity include our ability to penetrate the market for our products, maintain or reduce the length of the selling cycle for our products, capital expenditures, investments in collaborative arrangements with other partners, and our ability to collect cash from customers after our products are sold. We also expect to continue to incur legal expenses for the foreseeable future related to the FCA Investigation, ongoing patent litigation and other legal matters. We continue to review our short-term and long-term cash needs on a regular basis. At December 31, 2016 we had no long-term debt outstanding.

Marketable securities at December 31, 2016 and March 31, 2016 consisted of $197.9 million and $164.8 million held in funds that invest in U.S. Treasury, government-backed and corporate debt securities, respectively. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets.

Cash and cash equivalents held by our foreign subsidiaries totaled $16.8 million and $4.5 million at December 31, 2016 and March 31, 2016, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. We do not intend or currently foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed in the U.S., we believe that the potential U.S. tax impact to repatriate these funds would not have a material impact on our financial condition.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Primary Market Risk Exposures

Our cash, cash equivalents and marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2016, we believe the decline in fair market value of our investment portfolio would be immaterial.

Currency Exchange Rates

We have foreign currency exposure to exchange rate fluctuations and particularly with respect to the euro, British pound sterling and Japanese yen. Therefore, our investment in our subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive (loss) income component of stockholders’ equity. If rates of exchange for the euro, British pound and Japanese yen were to have depreciated immediately and uniformly by 10% relative to the U.S. dollar from levels at December 31, 2016, the result would have been a reduction of stockholders’ equity of approximately $6.7 million.

Fair Value of Financial Instruments

At December 31, 2016, our financial instruments consist primarily of cash and cash equivalents, short-term marketable securities, accounts receivable, accounts payable and contingent consideration. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying value of our capital lease obligations approximates fair value based on the borrowing rates currently available to us for loans and capital leases with similar terms.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2016, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the third quarter of our fiscal year ending March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 25, 2014, the Company received an administrative subpoena from the Boston regional office of the United States Department of Health and Human Services, or HHS, Office of Inspector General requesting materials relating to the Company’s reimbursement of employee expenses and remuneration to healthcare providers from July 2012 through December 2012, in connection with a civil investigation under the False Claims Act (the “FCA Investigation”). Subsequently, the Company received Civil Investigative Demands from the U.S. Attorney’s Office for the District of Massachusetts that collectively sought additional information relating to this matter for the time period of January 1, 2011 through September 14, 2016. The Company continues to cooperate fully with the government in this investigation. We are not able to predict what action, if any, might be taken in the future as a result of the investigation.

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

Thoratec Corporation (“Thoratec”) has challenged a number of Company owned patents in the European Patent Office or EPO, in Germany, and in the United Kingdom in connection with the launch of their HeartMate PHP medical device, or PHP, in Europe. These actions all relate to Thoratec’s ability to manufacture and sell their PHP product in Europe. These actions do not cover the Company’s ability to manufacture or sell its Impella products. Thoratec was acquired by St. Jude Medical, Inc. in October 2015, and St. Jude Medical, Inc. was acquired by Abbott Laboratories in January 2017.

In October 2012, Thoratec filed a notice of opposition in the EPO to a Company owned European patent covering a ‘pigtail’ feature on a blood pump. In October 2014, the EPO dismissed Thoratec’s opposition, and in December 2014, Thoratec filed a notice of appeal. The appeal was heard on January 20, 2017 by the EPO Board of Appeals. The Company prevailed at the Board of Appeals and succeeded in upholding the patent in an amended form. The approved amended claim covers the combination of a blood pump with a pigtail and an expanding suction basket and funnel feature. The Board of Appeals is the highest level at the EPO so there are no further challenges to this patent possible at the EPO by Thoratec.

In December 2014, Thoratec filed a nullity suit in German Federal Court against a German “pigtail” patent owned by the Company with a flexible extension feature, and auxiliary pigtail, basket and funnel features. The validity hearing was held in November 2016 and the German Federal Court found the patent invalid. The Company is appealing this decision.

In August 2015, Thoratec filed a nullity action in German Federal Court against two Company owned patents covering a “magnetic clutch” feature. These magnetic clutch patents were acquired by the Company in July 2014, in connection with its acquisition of ECP and AIS. The validity hearing for the magnetic clutch patents is scheduled for June 2017; the Court’s preliminary opinion is that the magnetic clutch claims are invalid.

In September 2015, the Company filed counterclaims in the magnetic clutch action in Germany asserting that the PHP product infringes the two magnetic clutch patents and the two pigtail patents. The infringement trial has been stayed, pending resolution of the German and EPO nullity actions.

In July 2015, Thoratec filed a nullity action in the High Court of Justice of England and Wales against the Company’s U.K. “magnetic clutch” patents acquired from ECP and AIS. In October 2015, Thoratec added a non-infringement claim seeking a declaration that their PHP product does not infringe the patents in the United Kingdom. Thoratec’s claims in the U.K. were heard at trial in early October 2016. While the English Court found on October 28, 2016, that the PHP would infringe a number of claims contained within the Company’s patents, the Court found those claims to be invalid because of obviousness or lack of novelty. The Company is in the process of appealing the Court’s decision. Under UK law, the successful party normally receives at least a portion of the legal costs that it reasonably and proportionately incurred. The Company is expecting that it will have to pay for at least a portion of Thoratec’s attorney/court costs. As a result, the Company recorded a contingent liability of $2.3 million at December 31, 2016 as an estimate of these Thoratec attorney fees that it may pay for this action, which is included with selling, general and administrative expenses for the three and nine months ended December 31, 2016.

In December 2015, the Company received a letter from Maquet Cardiovascular LLC, or Maquet, a subsidiary of the Getinge Group, and maker of the intra-aortic balloon pump, asserting that the Company’s Impella products infringe certain claims having guidewire, lumen and sensor features and which were in two Maquet patents and one pending patent application in the U.S. and elsewhere, and encouraged the Company to discuss taking a license from Maquet.  In January 2016, the Company responded to Maquet stating that it believed that the cited claims were invalid and that its Impella products did not infringe the cited patents.  In May 2016, Maquet sent an additional letter notifying the Company that the pending U.S. patent application had been issued as a U.S. patent and repeated their earlier assertion and encouraged the Company to discuss taking a license from Maquet. The three patents expire September 2020, December 2020 and October 2021. On May 19, 2016, the Company filed suit in U.S. District Court for the District of Massachusetts, or D. Mass., against Maquet seeking a declaratory judgment that the Company’s Impella products do not infringe Maquet’s cited patent rights.

On August 24, 2016, Maquet sent another letter to the Company identifying four new U.S. continuation patent filings with claims that Maquet alleges are infringed by the Company’s Impella products. Of the four U.S. continuation applications, one issued as a patent on January 17, 2017, one is scheduled to issue on February 7, 2017, one is allowed by the U.S. Patent Office, and one has not begun substantive prosecution.  All of these filings that issue as US patents will expire in September 2020. On September 23, 2016, Maquet filed a response to the Company’s suit in D. Mass., including various counterclaims alleging that the Company’s Impella 2.5, Impella CP, Impella 5.0, and Impella RP heart pumps infringe certain claims of the three original issued U.S. patents. The case is in its early stages. A scheduling conference was held on January 30, 2017. The Markman hearing is scheduled for November 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

2.1	Agreement on the Sale and Transfer of all shares in ECP Entwicklungsgellschaft mbH		8-K	July 7, 2014 (File No. 001-09585)	2.1

2.2	Agreement on the Sale and Transfer of all shares in AIS GmbH Aachen Innovation Solutions		8-K	July 7, 2014 (File No. 001-09585)	2.2

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004 (File No. 001-09585)	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007 (File No. 001-09585)	3.4

10.1	TSR Award Agreement (Performance- and Time-Based RSU) of Michael R. Minogue dated November 14, 2016.	X
31.1	Principal Executive Officer Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Principal Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of December 31, 2016 and March 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.

		X

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: February 3, 2017	/s/ MICHAEL J. TOMSICEK
Michael J. Tomsicek
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)