Form 10-Q
period 2018-09-30
ABIOMED INC
filed 2018-11-06
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of October 25, 2018, 45,039,527 shares of the registrant’s common stock, $.01 par value, were outstanding.

ABIOMED, INC. AND SUBSIDIARIES

NOTE REGARDING COMPANY REFERENCES

Throughout this report on Form 10-Q (the “Report”), “ABIOMED, Inc.,” the “Company,” “we,” “us” and “our” refer to ABIOMED, Inc. and its consolidated subsidiaries.

NOTE REGARDING TRADEMARKS

ABIOMED, IMPELLA, IMPELLA 2.5, IMPELLA 5.0, IMPELLA LD, IMPELLA CP and IMPELLA RP, are trademarks of ABIOMED, Inc., and are registered in the U.S. and certain foreign countries. IMPELLA BTR, IMPELLA 5.5, IMPELLA ECP and cVAD REGISTRY are trademarks of ABIOMED, Inc.

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$76,382	$42,975
Short-term marketable securities	334,064	319,274
Accounts receivable, net	74,201	70,010
Inventories	63,656	50,204
Prepaid expenses and other current assets	13,296	11,808
Total current assets	561,599	494,271
Long-term marketable securities	—	37,502
Property and equipment, net	134,065	117,167
Goodwill	33,719	35,808
In-process research and development	15,730	16,705
Long-term deferred tax assets, net	116,248	70,746
Other assets	25,804	14,176
Total assets	$887,165	$786,375
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,884	$23,565
Accrued expenses	46,099	46,147
Deferred revenue	13,996	14,970
Total current liabilities	81,979	84,682
Other long-term liabilities	889	776
Contingent consideration	10,493	10,490
Long-term deferred tax liabilities	850	903
Total liabilities	94,211	96,851
Commitments and contingencies (Note 11)
Stockholders' equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	450	444
Authorized - 100,000,000 shares; Issued - 46,935,424 shares at September 30, 2018 and 46,100,649 shares at March 31, 2018
Outstanding - 45,038,453 shares at September 30, 2018 and 44,375,337 shares at March 31, 2018
Additional paid in capital	660,132	619,905
Retained earnings	280,650	140,457
Treasury stock at cost - 1,896,971 shares at September 30, 2018 and 1,725,312 shares at March 31, 2018	(136,743)	(67,078)
Accumulated other comprehensive loss	(11,535)	(4,204)
Total stockholders' equity	792,954	689,524
Total liabilities and stockholders' equity	$887,165	$786,375

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017

Revenue	$181,778	$132,823	$361,788	$265,291
Costs and expenses:
Cost of revenue	29,846	21,627	60,696	43,489
Research and development	22,717	19,390	43,990	36,321
Selling, general and administrative	78,895	60,080	160,034	120,677
	131,458	101,097	264,720	200,487
Income from operations	50,320	31,726	97,068	64,804
Other income:
Investment income, net	1,671	781	3,222	1,416
Other (expense) income, net	(158)	(23)	30	56
	1,513	758	3,252	1,472
Income before income taxes	51,833	32,484	100,320	66,276
Income tax provision (benefit)	1,706	7,981	(39,873)	4,399
Net income	$50,127	$24,503	$140,193	$61,877

Basic net income per share	$1.11	$0.56	$3.13	$1.41
Basic weighted average shares outstanding	44,961	44,141	44,754	44,018

Diluted net income per share	$1.09	$0.54	$3.04	$1.36
Diluted weighted average shares outstanding	46,153	45,698	46,164	45,655

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017

Net income	$50,127	$24,503	$140,193	$61,877

Other comprehensive (loss) gain:
Foreign currency translation (losses) gains	(600)	2,696	(7,452)	8,849
Net unrealized (losses) gains on marketable securities	(22)	10	121	(45)
Other comprehensive (loss) gain	(622)	2,706	(7,331)	8,804

Comprehensive income	$49,505	$27,209	$132,862	$70,681

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended September 30,
	2018	2017
Operating activities:
Net income	$140,193	$61,877
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,347	5,320
Bad debt expense (recovery)	467	(54)
Stock-based compensation	28,179	17,938
Write-down of inventory and other	1,733	2,528
Accretion on marketable securities	(848)	—
Deferred tax provision	(45,676)	3,073
Change in fair value of contingent consideration	3	682
Changes in assets and liabilities:
Accounts receivable	(5,131)	(2,824)
Inventories	(16,750)	(5,363)
Prepaid expenses and other assets	(1,987)	(869)
Accounts payable	761	299
Accrued expenses and other liabilities	826	(3,174)
Deferred revenue	(926)	18
Net cash provided by operating activities	107,191	79,451
Investing activities:
Purchases of marketable securities	(112,956)	(131,934)
Proceeds from the sale and maturity of marketable securities	136,844	95,416
Purchase of other assets	(11,426)	(6,400)
Purchases of property and equipment	(27,345)	(17,675)
Net cash used for investing activities	(14,883)	(60,593)
Financing activities:
Proceeds from the exercise of stock options	10,613	5,257
Taxes paid related to net share settlement of vesting of stock awards	(69,666)	(19,237)
Proceeds from the issuance of stock under employee stock purchase plan	1,375	1,063
Principal payments on capital lease obligation	—	(377)
Net cash used for financing activities	(57,678)	(13,294)
Effect of exchange rate changes on cash	(1,223)	(68)
Net increase in cash and cash equivalents	33,407	5,496
Cash and cash equivalents at beginning of period	42,975	39,040
Cash and cash equivalents at end of period	$76,382	$44,536
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,530	$584
Cash paid for interest on capital lease obligation	—	259
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses	1,399	897

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

There have been no changes in the Company’s significant accounting policies for the three and six months ended September 30, 2018 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 that has been filed with the SEC.

New Accounting Pronouncements Adopted

Effective April 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) standard update ASU 2014-09, “Revenue from Contracts with Customers,” (“Topic 606”) which provides a principles-based, five-step approach to measure and recognize revenue from contracts with customers. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of operations, cash flows, and balance sheet as of the adoption date or for the three or six months ended September 30, 2018. Additional information and disclosures required by this new standard are contained in “Note 4. Revenue Recognition,” to the Company’s consolidated financial statements.

Effective April 1, 2018, the Company adopted the FASB standard update ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires certain financial assets to be measured at fair value with changes in fair value recognized in the statement of operations. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of operations, cash flows, and balance sheet as of the adoption date or for the three or six months ended September 30, 2018. Additional information and disclosures required by this new standard are contained in “Note 5. Cash Equivalents, Marketable Securities, and Fair Value Measurements,” to the Company’s consolidated financial statements.

On June 20, 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services. ASU 2018-07 eliminated the previous guidance for accounting for share-based payments to nonemployees and expanded Topic 718 to include share-based payments transactions to nonemployees. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of ASU 2018-07 requires a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year. The Company early adopted ASU 2018-07 on June 20, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated statements of operations, cash flows, and balance sheet as of the adoption date or for the three or six months ended September 30, 2018.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new guidance significantly impacts lessee accounting and financial statement disclosures.  Specifically, this guidance requires lessees to identify arrangements that should be accounted for as leases. Under this guidance, for lease arrangements exceeding a one year term, a right-of-use asset and lease obligation is recorded by the lessee for all leases on the balance sheet, whether operating or financing, while the statement of operations includes lease expense for operating leases and amortization and interest expense for financing leases. The lease obligation amount recorded on the balance sheet at the date of adoption of this guidance must be calculated using the applicable incremental borrowing rate at the date of adoption. Leases with a term of one year or less will be accounted for similar to existing guidance for operating leases. The Company is currently in the process of evaluating its lease arrangements to determine the impact of ASU 2016-02 on its consolidated financial statements as well as updating processes and controls in order to adopt the new standard. This evaluation includes a review of the Company’s existing leasing arrangements on its facilities. In addition, the evaluation includes a review of the Company’s existing contracts with its suppliers and vendors to determine if these agreements contain an embedded lease. The Company currently expects that its lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption, which will increase total assets and total liabilities that the Company reports on its consolidated balance sheet. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief.  ASU 2016-02 will become effective for the Company on April 1, 2019.

Note 3. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities include stock options, restricted stock units, performance-based stock awards and shares to be purchased under the Company’s employee stock purchase plan. The Company’s basic and diluted net income per share for the three and six months ended September 30, 2018 and 2017 were as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
Basic Net Income Per Share
Net income	$50,127	$24,503	$140,193	$61,877

Basic weighted average shares outstanding	44,961	44,141	44,754	44,018

Basic net income per share	$1.11	$0.56	$3.13	$1.41

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
Diluted Net Income Per Share
Net income	$50,127	$24,503	$140,193	$61,877

Basic weighted average shares outstanding	44,961	44,141	44,754	44,018
Effect of dilutive securities	1,192	1,557	1,410	1,637
Diluted weighted average shares outstanding	46,153	45,698	46,164	45,655

Diluted net income per share	$1.09	$0.54	$3.04	$1.36

For the three and six months ended September 30, 2018, approximately 4,000 and 54,000 shares underlying out-of-the-money stock options, respectively, were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive. Also, approximately 97,000 restricted shares in each of the three and six months ended September 30, 2018, respectively, related to performance-based awards for which milestones have not been met, were not included in the computation of diluted earnings per share.

For the three and six months ended September 30, 2017, approximately 200 and 5,700 shares underlying out-of-the-money stock options, respectively, were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive. Also, approximately 77,000 restricted shares in each of the three and six months ended September 30, 2017, respectively, related to performance-based and market-based awards for which milestones have not been met, were not included in the computation of diluted earnings per share.

Note 4. Revenue Recognition

Adoption of Topic 606, Revenue from Contracts with Customers

The Company adopted Topic 606 on April 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal year 2019 reflect the application of Topic 606 guidance while the reported results for fiscal year 2018 were prepared under the guidance of ASC 605, “Revenue Recognition.” The adoption of Topic 606 did not have a material impact on the timing or amount of revenue recognized upon adoption and there was no cumulative prior period adjustment recorded to the opening balance of retained earnings upon adoption. Accordingly, the adoption of Topic 606 did not have a material impact on the Company’s consolidated balance sheet, statement of operations, stockholders’ equity or cash flows as of the adoption date or for the three or six months ended September 30, 2018.

The Company has made the following accounting policy elections and elected to use certain practical expedients, as permitted by the FASB, in applying Topic 606: (1) the Company accounts for amounts collected from customers for sales and other taxes, net of related amounts remitted to tax authorities; (2) the Company does not adjust the promised amount of consideration for the effects of a significant financing component because, at contract inception, the Company expects the period between the time when the Company transfers a promised good or service to the customer and the time when the customer pays for that good or service will be one year or less; (3) the Company expenses costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; (4) the Company accounts for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service and these fulfillment costs are recorded as selling, general and administrative expenses; (5) the Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer; and (6) the Company does not disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less.

The Company generates revenue primarily from the sale of Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella RP and Impella AIC products. The Company also generates revenue from preventative maintenance service contracts and maintenance calls.

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

Disaggregation of Revenue

The Company generally sells its Impella products and services through a direct sales force in the U.S. and Germany and through direct sales and distribution agreements in other international markets outside (e.g. in: Europe, Canada, Latin America, Asia-Pacific). Revenue is disaggregated from contracts between product revenue and service and other revenue and by geography, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors.

The following table disaggregates the Company’s revenue by products and services:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
	(in $000's)		(in $000's)
Impella product revenue	$175,270	$127,400	$348,945	$254,594
Service and other revenue	6,508	5,423	12,843	10,697
Total revenue	$181,778	$132,823	$361,788	$265,291

The following table disaggregates the Company’s revenue by geographical location:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
	(in $000's)		(in $000's)
U.S. revenue	$158,243	$118,669	$315,838	$238,335
International revenue	23,535	14,154	45,950	26,956
Total revenue	$181,778	$132,823	$361,788	$265,291

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

Rebates and Discounts

The Company provides certain customers with rebates and discounts that are defined in the Company’s contract arrangements with customers and are recorded as a reduction of revenue in the period the related product revenue is recognized, resulting in a reduction to revenue and the establishment of a liability, which are all included in accrued expenses in the accompanying consolidated balance sheets. Rebates normally result from performance-based offers that are primarily based on attaining contractually specified sales volumes as well as product usage.  Discounts are normally from early payment incentives. The Company estimates the amount of rebates and discounts based on an estimate of the third party’s sales and the respective rebate or discount defined in the customer contractual arrangement.

The following table summarizes product revenue rebates and discounts for the six months ended September 30, 2018 (in thousands):

Rebates and Discounts
Balance at March 31, 2018	$1,405
Provision related to current period revenue	989
Credits and adjustments made during the period	(869)
Balance at September 30, 2018	$1,525

Contract Balances

The timing of revenue recognition, billings and cash collections results in trade receivables and deferred revenue on the consolidated balance sheet. A receivable is recognized in the period the Company’s right to the consideration from the customer is unconditional. The change in the accounts receivable balances relate to the timing of revenue recognition, billings and cash collections. The Company generally does not have any performance obligations with a term of more than one year.

Payment terms vary by contract type and type of customer and generally range from 30 to 60 days for direct sales customers. Payment terms with certain international distributors can be up to 90 days. The Company’s contracts with customers do not typically include extended payment terms.

Deferred Revenue

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, deferred revenue is recorded. Deferred revenue is recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

The Company’s deferred revenue balance was $14.0 million as of September 30, 2018 and $15.0 million as of March 31, 2018. The change relates to the timing of product shipment and completion of recognizing revenue when the customer obtains control of the product and additional preventative maintenance service contracts and the subsequent recognition of the contract ratably over the term of the service contract. During the three and six months ended September 30, 2018, the Company recognized $3.3 million and $12.4 million of revenue that was included in the deferred revenue balance as of March 31, 2018, respectively.

Costs to Obtain or Fulfill a Customer Contract

The Company has certain costs to obtain and fulfill a customer contract, such as commissions and shipping costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. These costs are included in selling, general, and administrative expenses.

Note 5. Cash Equivalents, Marketable Securities and Fair Value Measurements

The Company classifies any marketable security with a maturity date of 90 days or less at the time of purchase as a cash equivalent. Cash equivalents are carried on the balance sheet at fair market value. The Company’s marketable securities, consisting of U.S. Treasuries, U.S. Government Agency, corporate debt securities, and commercial paper, are classified as available-for-sale securities and, accordingly, are recorded at fair value. The difference between amortized cost and fair value is included in stockholders’ equity. At September 30, 2018 and March 31, 2018, the Company’s financial instruments consisted primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and contingent consideration. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these investments.

The Company’s cash equivalents and marketable securities at September 30, 2018 and March 31, 2018 are classified on the balance sheet as follows:

	September 30, 2018	March 31, 2018
	(in $000's)
Cash equivalents	$17,768	$22,595
Short-term marketable securities	334,064	319,274
Long-term marketable securities	—	37,502
	$351,832	$379,371

The Company’s cash equivalents and marketable securities at September 30, 2018 and March 31, 2018 are invested in the following:

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(in $000's)
September 30, 2018:
Money market funds	$17,768	$—	$—	$17,768
Short-term U.S. Treasury mutual fund securities	39,729	—	(63)	39,666
Short-term government-backed securities	204,018	—	(349)	203,669
Short-term corporate debt securities	54,477	—	(54)	54,423
Short-term commercial paper	36,326	—	(20)	36,306
	$352,318	$—	$(486)	$351,832

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(in $000's)
March 31, 2018:
Money market funds	$5,845	$—	$—	$5,845
Repurchase agreements	16,750	—	—	16,750
Short-term U.S. Treasury mutual fund securities	18,132	—	(29)	18,103
Short-term government-backed securities	212,255	3	(538)	211,720
Short-term corporate debt securities	52,737	—	(161)	52,576
Short-term commercial paper	36,936	2	(63)	36,875
Long-term U.S. Treasury mutual fund securities	10,953	—	(16)	10,937
Long-term government-backed securities	24,798	1	(12)	24,787
Long-term corporate debt securities	1,777	1	—	1,778
	$380,183	$7	$(819)	$379,371

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

The following table presents the Company’s financial instruments recorded at fair value in the consolidated balance sheets, classified according to the three categories described above:

	Level 1	Level 2	Level 3	Total
September 30, 2018:	(in $000's)
Assets
Money market funds	$17,768	$—	$—	$17,768
Short-term U.S. Treasury mutual fund securities	—	39,666	—	39,666
Short-term government-backed securities	—	203,669	—	203,669
Short-term corporate debt securities	—	54,423	—	54,423
Short-term commercial paper	—	36,306	—	36,306
Liabilities
Contingent consideration	—	—	10,493	10,493

	Level 1	Level 2	Level 3	Total
March 31, 2018:	(in $000's)
Assets
Money market funds	$5,845	$—	$—	$5,845
Repurchase agreements	—	16,750	—	16,750
Short-term U.S. Treasury mutual fund securities	—	18,103	—	18,103
Short-term government-backed securities	—	211,720	—	211,720
Short-term corporate debt securities	—	52,576	—	52,576
Short-term commercial paper	—	36,875	—	36,875
Long-term U.S. Treasury mutual fund securities	—	10,937	—	10,937
Long-term government-backed securities	—	24,787	—	24,787
Long-term corporate debt securities	—	1,778	—	1,778
Liabilities
Contingent consideration	—	—	10,490	10,490

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

The Company’s financial liabilities consisted of contingent consideration potentially payable related to the acquisition of ECP Entwicklungsgesellschaft mbH, (“ECP”) and AIS GmbH Aachen Innovative Solutions, (“AIS’), in July 2014. The Company acquired ECP for $13.0 million in cash, with additional potential payouts totaling $15.0 million based on the achievement of CE Mark approval in the European Union and a revenue-based milestone related to the development of the future Impella ECPTM expandable catheter pump technology. These potential milestone payments may be made, at the Company’s option, by a combination of cash or ABIOMED common stock. The calculation of contingent consideration payable was determined using a combination of an income approach, based on various revenue and cost assumptions and applying a probability to each outcome and a Monte-Carlo valuation model. For the clinical and regulatory milestone, probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. The revenue-based milestone was valued using a Monte-Carlo valuation model, which simulates estimated future revenues during the earn out-period using management's best estimates. Projected revenues are based on the Company’s best estimates of revenues expected to be earned from future Impella ECP technology.

This liability is reported as Level 3 as the estimated fair value of the contingent consideration related to the acquisition of ECP requires significant management judgment or estimation and is calculated using the following valuation methods:

	Milestone Payment	Fair Value at September 30, 2018 (in $000's)	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)

Clinical and regulatory milestone	$7,000	$5,767	Probability weighted income approach	Projected fiscal year of milestone payments	2019 to 2022
				Discount rate	3.9% to 4.2%
				Probability of occurrence	Probability adjusted level of 40% for the base case scenario and 10% to 40% for various upside and downside scenarios

Revenue-based milestone	8,000	4,726	Monte Carlo simulation model	Projected fiscal year of milestone payments	2024 to 2035
				Discount rate	15%
				Expected volatility for forecasted revenues	50%
				Probability of payment	79%
	$15,000	$10,493

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the three and six months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
	(in $000's)		(in $000's)
Level 3 liabilities, beginning balance	$10,331	$9,418	$10,490	$9,153
Additions	—	—	—	—
Payments	—	—	—	—
Change in fair value	162	417	3	682
Level 3 liabilities, ending balance	$10,493	$9,835	$10,493	$9,835

The change in fair value of the contingent consideration was primarily due to the impact of changes in interest rates, passage of time on the fair value measurement and the status of development of the underlying technology related to the ECP acquisition. Adjustments associated with the change in fair value of contingent consideration are included in research and development expenses in the Company’s consolidated statements of operations. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of these milestones could result in a significantly higher or lower fair value of the liability. The fair value of the contingent consideration at each reporting date is updated by reflecting the changes in fair value in the Company’s consolidated statement of operations. There is no assurance that any of the conditions for the milestone payments will be met.

Note 6. Property and Equipment

The components of property and equipment are as follows:

	September 30, 2018	March 31, 2018
	(in $000's)
Land	$7,408	$7,680
Building and building improvements	83,404	63,700
Leasehold improvements	2,180	2,905
Machinery and equipment	50,123	42,787
Furniture and fixtures	9,804	8,104
Construction in progress	14,026	19,850
Total cost	166,945	145,026
Less accumulated depreciation	(32,880)	(27,859)
	$134,065	$117,167

Note 7. Goodwill, In-Process Research and Development, and Other Assets

Goodwill

The carrying amount of goodwill at September 30, 2018 and March 31, 2018 was $33.7 million and $35.8 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, in May 2005 and ECP and AIS in July 2014. The goodwill activity is as follows:

(in $000's)
Balance at March 31, 2018	$35,808
Foreign currency translation impact	(2,089)
Balance at September 30, 2018	$33,719

In-Process Research & Development

The Company evaluates goodwill and in-process research and development (“IPR&D”) assets at least annually at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.  The Company has no accumulated impairment losses on goodwill or IPR&D assets.

The carrying amount of IPR&D assets at September 30, 2018 and March 31, 2018 was $15.7 million and $16.7 million, respectively, and was recorded in conjunction with the Company’s acquisition of ECP and AIS, in July 2014. The estimated fair value of IPR&D assets at the acquisition date was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flow estimates for the future Impella ECPTM expandable catheter pump technology were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company used an original discount rate of 21% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.

The carrying value of the Company’s IPR&D assets and the change in the balance for the six months ended September 30, 2018 are as follows:

(in $000's)
Balance at March 31, 2018	$16,705
Foreign currency translation impact	(975)
Balance at September 30, 2018	$15,730

Other Assets

Other Investments

The Company periodically makes investments in private medical device companies that focus on heart failure, heart pump and other medical device technologies. The aggregate carrying amount of the Company’s other investments was $22.3 million and $12.6 million at September 30, 2018 and March 31, 2018, respectively, and is classified within other assets on the consolidated balance sheets. During the six months ended September 30, 2018, the Company made additional investments of $9.6 million in private medical device companies.

On April 1, 2018, the Company adopted ASU 2016-01. This guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income.  Since these investments do not have readily determinable market values, the Company has elected to measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment.  No adjustments have been made to the value of the Company’s investments in these private medical device companies for the three and six months ended September 30, 2018 either due to impairment or based on observable price changes. The Company monitors any events or changes in circumstances that may have a significant adverse effect on the fair value of this investment and makes any necessary adjustments.

Other Intangible Assets

In September 2018, the Company made a milestone payment to a third party for approximately $1.8 million for the transfer to the Company of manufacturing rights and knowledge for optical sensor technology that is approved for use in the Impella CP products.  This intangible asset is classified with other assets in the Company’s consolidated balance sheet will be amortized over the useful life of the intangible asset.

Note 8. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2018	March 31, 2018
	(in $000's)
Employee compensation	$28,508	$30,330
Sales and income taxes	6,990	4,562
Marketing	3,001	2,305
Research & development	2,606	3,162
Professional, legal, and accounting fees	1,510	1,870
Warranty	1,160	1,081
Accrued capital expenditures	—	250
Other	2,324	2,587
	$46,099	$46,147

Employee compensation consists primarily of accrued bonuses, accrued commissions, accrued employee benefits, and accrued payroll taxes (on equity awards) at September 30, 2018 and March 31, 2018.

Note 9. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s consolidated statements of operations for the three and six months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
	(in $000's)		(in $000's)
Cost of product revenue	$774	$372	$1,349	$731
Research and development	2,618	1,205	4,584	2,544
Selling, general and administrative	12,542	7,705	22,246	14,663
	$15,934	$9,282	$28,179	$17,938

Stock Options

The following table summarizes the stock option activity for the six months ended September 30, 2018:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at beginning of period	1,282	$46.18	5.31
Granted	76	383.96
Exercised	(425)	24.95
Cancelled and expired	(15)	153.17
Outstanding at end of period	918	$83.05	5.97	$331,490
Exercisable at end of period	669	$38.86	4.97	$271,255
Options vested and expected to vest at end of period	905	$82.85	5.94	$327,147

Stock options generally vest and become exercisable annually over three years. The remaining unrecognized stock-based compensation expense for unvested stock option awards at September 30, 2018 was approximately $15.8 million and the estimated weighted-average period over which this cost will be recognized is 2.3 years.

The aggregate intrinsic value of options exercised was $155.4 million for the six months ended September 30, 2018. The total cash received as a result of employee stock options exercised during the six months ended September 30, 2018 was approximately $10.6 million.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair values and weighted average assumptions used in the calculation of fair value of options granted during the three and six months ended September 30, 2018 and 2017 was as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
Weighted average grant-date fair value	$148.51	$57.38	$142.81	$50.26

Valuation assumptions:
Risk-free interest rate	2.87%	1.88%	2.93%	1.85%
Expected option life (years)	3.99	4.06	4.04	4.07
Expected volatility	43.9%	43.4%	42.7%	43.6%

Restricted Stock Units

The following table summarizes activity of restricted stock units for the six months ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)
Restricted stock units at beginning of period	880	$109.01
Granted	192	$379.63
Vested	(404)	$103.91
Forfeited	(20)	$187.41
Restricted stock units at end of period	649	$189.87

Restricted stock units generally vest annually over three years. The remaining unrecognized compensation expense for outstanding restricted stock units, including performance and market-based awards, as of September 30, 2018 was $72.1 million and the estimated weighted-average period over which this cost will be recognized is 2.3 years.

The weighted average grant-date fair value for restricted stock units granted during the six months ended September 30, 2018 was $379.63. The total fair value of restricted stock units vested during the six months ended September 30, 2018 was $163.3 million.

Performance-Based Awards

In May 2018, performance-based awards of restricted stock units for the potential issuance of approximately 114,000 shares of common stock were issued to certain executive officers and employees, which vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of September 30, 2018, the Company is recognizing compensation expense based on the probable outcome related to the prescribed performance targets on the outstanding awards.

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

As a result of the Tax Reform Act, the Company’s U.S. federal statutory corporate income tax rate of 21% was applied in the computation of the income tax provision for the three and six months ended September 30, 2018.

The Company’s income tax provision was $1.7 million for the three months ended September 30, 2018, the Company’s income tax benefit was $39.9 million for the six months ended September 30, 2018. The Company’s income tax provision was $8.0 million and $4.4 million for the three and six months ended September 30, 2017, respectively. The Company’s effective tax rate was 3.3% and (39.7)% for the three and six months ended September 30, 2018, respectively, and 24.6% and 6.6% for the three and six months ended September 30, 2017, respectively. Consistent with guidance issued by the SEC, which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the Tax Reform Act, the Company provisionally remeasured its net deferred tax assets due to the lower U.S. federal statutory corporate tax rate during the year ended March 31, 2018. The Company’s provisional estimate reflected estimable impacts of the Tax Reform Act on the Company’s estimated annual effective tax rate and discrete items resulting directly from the enactment of the Tax Reform Act based on the information available, prepared, or analyzed (including computations) in reasonable detail. Any adjustments to this provisional estimate will be recorded as adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized, if necessary. No adjustments were made to the Company’s provisional estimate of the impacts of the Tax Reform Act during the three and six months ended September 30, 2018. The Company will continue to evaluate information related to the Tax Reform Act and could make additional adjustments in the future to its estimate of net deferred tax assets and income tax expense during the measurement period of one year from the enactment date. This measurement period will end during the quarter ended December 31, 2018.

The Company recognizes excess tax benefits and shortfalls in the income tax provision as discrete items in the period when restricted stock units vest or stock option exercises occur, whereas previously such income tax effects were recorded as part of additional paid-in capital only when the related tax deduction resulted in a reduction of current income taxes payable. The Company recognized excess tax benefits associated with stock-based awards of $12.9 million and $66.8 million as an income tax benefit for the three and six months ended September 30, 2018, respectively, and $4.5 million and $21.3 million as an income tax benefit for the three and six months ended September 30, 2017, respectively. The amount of future excess tax benefits or shortfalls will likely fluctuate from period to period based on the price of the Company’s stock, the number of restricted stock units that vest or stock options that are exercised, and the fair value assigned to such stock-based awards under U.S. GAAP.

The significant differences between the statutory income tax rate and effective income tax rate for the three and six months ended September 30, 2018 and 2017 consist of the following items:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
Statutory income tax rate	21.0%	35.0%	21.0%	35.0%
Increase resulting from:
Excess tax benefits from stock-based awards	(24.9)	(13.7)	(66.6)	(32.1)
Credits	(1.8)	(1.2)	(1.8)	(1.2)
State taxes, net	4.3	3.5	4.3	3.5
Permanent differences	1.8	1.8	1.8	1.8
Other	2.9	(0.8)	1.6	(0.4)
Effective tax rate	3.3%	24.6%	(39.7)%	6.6%

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

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. During the six months ended September 30, 2018, the Company closed an income tax audit in Germany which covered fiscal years 2012 through 2015. The audit resulted in an immaterial adjustment to our financial statements. Fiscal years 2016 through 2018 remain open to examination in Germany. The Company also closed an Internal Revenue Service (“IRS”) audit relating to its fiscal year 2016 tax return.  The audit resulted in an immaterial adjustment to our financial statements. All other tax years remain subject to examination by the IRS, state and foreign tax authorities.

Note 11. Commitments and Contingencies

Commitments

Leases

In February 2017, the Company entered into a lease agreement for 21,603 square feet of office space in Danvers, Massachusetts expiring on July 31, 2022. In December 2017, the Company entered into an amendment to this lease to extend the term through August 31, 2025 and to add an additional 6,607 square feet of space for which rent began on June 1, 2018. In March 2018, the Company entered into a second amendment to the lease to add an additional 11,269 square feet of space.  In July 2018, the Company entered into an amendment to lease an additional 23,864 square feet of space from October 1, 2018 through September 30, 2027. With this most recent amendment, the Company has leased 63,343 square feet in total at this location as of October 1, 2018.  The Company also has a right of first offer to purchase the property from January 1, 2018 through August 31, 2035, if the lessor decides to sell the building.  The annual rent expense for the lease is estimated to be $0.9 million.

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

Thoratec Matters

Thoratec Corporation, or Thoratec, a subsidiary of Abbott Laboratories, has challenged a number of Company-owned patents in Europe in connection with the launch of its HeartMate PHP medical device, or PHP, in Europe. These actions relate to Thoratec’s ability to manufacture and sell its PHP product in Europe. These actions do not relate to the Company’s ability to manufacture or sell its Impella line of devices.

In December 2014, Thoratec filed a nullity suit in the German Federal Patent Court against a German “pigtail” patent owned by the Company with a flexible extension feature, and auxiliary pigtail, basket and funnel features. The validity hearing was held in November 2016 and the Federal Patent Court found the patent invalid. The Company is appealing this decision.

In August 2015, Thoratec filed a nullity action in the German Federal Patent Court against two Company-owned patents covering a “magnetic clutch” feature. These magnetic clutch patents were acquired by the Company in July 2014, in connection with its acquisition of ECP and AIS. The validity hearing for the magnetic clutch patents was held in June 2017. The Company’s patents were upheld in an amended form to focus on the structure and interaction of the magnets in the clutch. The Federal Patent Court found certain unamended claims to be invalid.  The Company is appealing the decision with respect to the unamended claims.

In September 2015, the Company filed counterclaims in the magnetic clutch action in Germany asserting that the PHP product infringes the two magnetic clutch patents, a European pigtail patent and the German pigtail patent. The infringement trial has been stayed, pending resolution of the German nullity actions.

In February 2017, Thoratec filed an opposition in the European Patent Office (“EPO”), against a Company-owned patent acquired in connection with the acquisition of ECP and AIS relating to a housing structure for an expandable pump. The Company filed an initial response to the opposition in July 2017. Oral proceedings were held on October 26, 2018, at which time the EPO revoked the patent. A written decision documenting the reasons for the revocation is expected to issue within a few months, after which the Company may file an appeal.  In December 2017, Thoratec filed an opposition in the EPO against a Company-owned patent acquired in connection with the acquisition of ECP and AIS relating to a pump having a shaft cap with an atraumatic ball. The Company responded to the opposition on May 27, 2018 and is awaiting a preliminary opinion from the EPO Opposition Division.

Maquet Matters

In December 2015, the Company received a letter from Maquet Cardiovascular LLC, or Maquet, a subsidiary of the Getinge Group, asserting that the Company’s Impella devices infringe certain claims having guidewire, lumen and sensor features, which were in two Maquet patents and one pending patent application in the U.S. and elsewhere, and attached a draft litigation complaint and encouraged the Company to take a license from Maquet.  In January 2016, the Company responded to Maquet stating that it believed that the cited claims were invalid and that its Impella devices did not infringe the cited patents.  In May 2016, Maquet notified the Company that its pending U.S. patent application had been issued as a U.S. patent, repeated their earlier assertion and encouraged the Company to discuss taking a license from Maquet. The three patents expire September 2020, December 2020 and October 2021. In May 2016, the Company filed suit in U.S. District Court for the District of Massachusetts (“D. Mass.”) against Maquet seeking a declaratory judgment that the Company’s Impella devices do not infringe Maquet’s cited patent rights.

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

In September 2016, Maquet filed a response to the Company’s suit in D. Mass., including various counterclaims alleging that the Company’s Impella 2.5, Impella CP, Impella 5.0, and Impella RP heart pumps infringe certain claims of the three original issued U.S. patents (“2016 action”). On June 15, 2017, Maquet filed a motion for leave to amend its infringement counterclaims to add the first three additional U.S. continuation patents mentioned above and to file various false advertising, unfair competition claims under state law and under the Lanham Act, and a trademark cancellation in the pending case.  Maquet’s amended complaint and counterclaim, like those it originally filed, seek injunctive relief and monetary damages in the form of a reasonable royalty, with three times the amount for alleged willful infringement. The amended complaint admits that Maquet’s current commercially available products do not embody the claims of the asserted patents. On July 21, 2017, the Court granted the motion in part, allowing the three additional continuation patents to be added to the case, but denying addition of the false advertising claims, Lanham Act claims, and the trademark cancellation claims.  On April 24 and 25, 2018, the Court conducted a Markman hearing on claim interpretation. On September 7, 2018, the judge issued a Memorandum and Order on Claim Construction, where he interpreted the disputed claim terms in the case.  A hearing was held on November 2, 2018 to re-hear arguments on one of the terms.   Discovery remains ongoing.  No schedule has yet been set for the remainder of the case. With regard to the first six Maquet patents mentioned above, in March and April 2017, the Company filed requests for inter partes review, (“IPR”), at the U.S. Patent & Trademark Office’s Patent Trial and Appeals Board (“PTAB”) asserting that the claims are invalid in view of prior art blood pump technology. In September and October 2017, the PTAB denied institution on these IPR requests filed by the Company.  In September 2017, the Company filed additional IPRs and in March and April 2018, the PTAB denied institution of these IPR petitions.

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

Note 12. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. International sales (sales outside the U.S., primarily in Europe and Japan) accounted for 13% or total revenue for each of the three and six months ended September 30, 2018, respectively, and 11% and 10% of total revenue for the three and six months ended September 30, 2017, respectively. The Company’s long-lived assets are located in the U.S. except for $39.4 million and $35.5 million at September 30, 2018 and March 31, 2018, respectively, which are located primarily in Germany.

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

In March 2015, we received a PMA from the FDA for use of the Impella 2.5 device during elective and urgent high-risk percutaneous coronary intervention, or PCI, procedures. In December 2016, the FDA expanded this PMA in the U.S. to include the Impella CP device. With these approved indications, the Impella 2.5 and Impella CP devices provide the only minimally invasive treatment options indicated for use during high-risk PCI procedures in the U.S. In April 2016, the FDA approved a PMA supplement for our Impella 2.5, Impella CP, Impella 5.0 and Impella LD devices to provide treatment for ongoing cardiogenic shock that occurs following a heart attack or open heart surgery. The intent of our Impella system therapy is to reduce ventricular work and to provide the circulatory support necessary to allow heart recovery and early assessment of residual myocardial function.

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

In February 2018, we received two expanded PMAs from the FDA for our Impella heart pumps. The first expanded approval is for use of Impella 2.5, CP, 5.0 and LD heart pumps on patients with cardiogenic shock associated with cardiomyopathy, including peripartum and postpartum cardiomyopathy.  The second expanded PMA is for use of the Impella 2.5 and Impella CP heart pumps during elective and high-risk PCI procedures.  This expanded PMA confirms Impella support as appropriate in patients with severe coronary artery disease, complex anatomy and extensive comorbidities, with or without depressed ejection fraction.

In April 2018, we received FDA approval for Impella CP SMARTASSISTTM and Optical Sensor technology which is intended to provide enhanced monitoring capability, reduce setup time and improve ease of use for physicians.  We have begun selling Impella CP pumps with this optical sensor technology at certain sites. The optical sensor technology is also approved under CE Mark in the European Union and other countries that require a CE Mark approval.

In September 2016, we received Pharmaceuticals and Medical Devices Agency, or PMDA, approval from the Japanese Ministry of Health, Labour & Welfare, or MHLW, for our Impella 2.5 and Impella 5.0 heart pumps to provide treatment of drug-resistant acute heart failure in Japan. In July 2017, we received approval from the MHLW for reimbursement for the Impella 2.5 and 5.0 heart pumps. Reimbursement in Japan for the Impella 2.5 and 5.0 is equivalent to our average Impella sales price in the U.S. We continue to focus on our controlled commercial launch of Impella devices in Japan.

Our Impella 2.5, Impella 5.0, Impella LD, Impella CP and Impella RP devices also have CE Mark approval and Health Canada approval, which allows us to market these devices in the European Union and Canada.

In May 2017, we announced the enrollment of the first patient in the FDA approved prospective multi-center feasibility study, STEMI Door to Unloading with Impella CP system in acute myocardial infarction. The trial focuses on the feasibility and safety of unloading the left ventricle using the Impella CP heart pump prior to primary PCI in patients presenting with ST segment elevation myocardial infarction, or STEMI, without cardiogenic shock with the hypothesis that this will potentially reduce infarct size. The study, which received FDA approval in October 2016, enrolled up to 50 patients at 10 sites. We completed enrollment in the study during the quarter ended June 30, 2018 and we are currently reviewing and analyzing the data from the study.

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

In March 2015, we received a PMA from the FDA for the use of the Impella 2.5 device during elective and urgent high-risk PCI procedures. With this PMA, the Impella 2.5 device became the first FDA approved hemodynamic support device for use during high-risk PCI procedures. Under this first PMA, the Impella 2.5 is a temporary (up to six hours) ventricular support device indicated for use during high-risk PCI performed in elective or urgent hemodynamically stable patients with severe coronary artery disease and depressed left ventricular ejection fraction, when a heart team, including a cardiac surgeon, has determined high-risk PCI is the appropriate therapeutic option. Use of the Impella 2.5 device in these patients may prevent hemodynamic instability that may occur during planned temporary coronary occlusions and may reduce periprocedural and post-procedural adverse events. The product labeling allows for the clinical decision by physicians to leave the Impella 2.5 device in place beyond the intended duration of up to six hours should unforeseen circumstances arise.

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

In September 2016, we received PMDA approval from the Japanese MHLW for our Impella 2.5 and Impella 5.0 heart pumps to provide treatment of drug-resistant acute heart failure in Japan. In July 2017, we received approval from the MHLW for reimbursement of the Impella 2.5 and 5.0 heart pumps. Reimbursement in Japan for the Impella 2.5 and 5.0 is equivalent to our average Impella sales price in the U.S. We continue to focus on our controlled commercial launch of Impella devices in Japan.

In February 2018, we received two expanded PMAs from the FDA for our Impella heart pumps. The first expanded PMA is for use of Impella 2.5, Impella CP, Impella 5.0 and Impella LD heart pumps on patients with cardiogenic shock associated with cardiomyopathy, including peripartum and postpartum cardiomyopathy.  The second expanded PMA was for use of the Impella 2.5 and Impella CP heart pumps during elective and high-risk PCI procedures.  This expanded PMA confirms Impella support as appropriate in patients with severe coronary artery disease, complex anatomy and extensive comorbidities, with or without depressed ejection fraction.

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

In February 2018, we received two expanded PMAs from the FDA for our Impella heart pumps. The first expanded PMA is for use of Impella 2.5, CP, 5.0 and LD heart pumps on patients with cardiogenic shock associated with cardiomyopathy, including peripartum and postpartum cardiomyopathy.  The second expanded PMA is for use of the Impella 2.5 and Impella CP heart pumps during elective and high-risk PCI procedures.  This expanded PMA confirms Impella support as appropriate in patients with severe coronary artery disease, complex anatomy and extensive comorbidities, with or without depressed ejection fraction.

These PMAs allow the Impella CP to be used as a temporary (≤ 6 hours) ventricular support system indicated for use during high risk PCI procedures performed in elective or urgent hemodynamically stable patients with severe coronary artery disease and depressed left ventricular ejection fraction, when a heart team, including a cardiac surgeon, has determined that high-risk PCI is the appropriate therapeutic option. The product labeling allows for the clinical decision by physicians to leave the Impella CP device in place beyond the intended duration of up to six hours should unforeseen circumstances arise.

The Impella CP device has CE Mark approval in the European Union and other countries that require a CE Mark approval for up to five days of use.

In April 2018, we received FDA approval for Impella CP SMARTASSISTTM and Optical Sensor technology which is intended to provide enhanced monitoring capability, reduce setup time and improve ease of use for physicians.  We have begun selling Impella CP pumps with this optical sensor technology at certain sites. The optical sensor technology is also approved under CE Mark in the European Union and other countries that require a CE Mark approval.

In May 2017, we announced the enrollment of the first patient in the FDA approved prospective multi-center feasibility study, STEMI Door to Unloading with Impella CP system in acute myocardial infarction. The trial focuses on the feasibility and safety of unloading the left ventricle using the Impella CP heart pump prior to primary PCI in patients presenting with ST segment elevation myocardial infarction, or STEMI, without cardiogenic shock with the hypothesis that this will potentially reduce infarct size. The study, which received FDA investigational device approval to proceed in October 2016, enrolled up to 50 patients at 10 sites. We completed enrollment in the study during the quarter ended June 30, 2018 and we are currently reviewing and analyzing the data from the study.

The primary endpoints of the feasibility study will focuses on safety, including major adverse cardiovascular and cerebrovascular events, or MACCE, at 30 days. All patients will undergo cardiac magnetic resonance imaging to assess infarct size as a percent of left ventricular mass at 30 days post-PCI. Patients are randomized to Impella CP placement with immediate primary PCI, or to Impella CP placement with 30 minutes of unloading prior to primary PCI. The hypothesis of this novel approach to treating STEMI patients, based on extensive mechanistic research, is that unloading the left ventricle prior to PCI reduces myocardial work load, oxygen demand and also initiates a cardio-protective effect at the myocardial cell level, which may alleviate myocardial damage caused by reperfusion injury at the time of revascularization. The intent of this study is to help refine the protocol and lay the groundwork for a future pivotal study with more sites and patients and will be designed for statistical significance.

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

In April 2016, the FDA approved the PMA supplement for certain of our devices, including the Impella 5.0 and Impella LD devices to provide treatment for ongoing cardiogenic shock following a heart attack or open heart surgery. In February 2018, we received an expanded PMA from the FDA for use of Impella 2.5, Impella CP, Impella 5.0, and Impella LD heart pumps to provide treatment for heart failure associated with cardiomyopathy leading to cardiogenic shock.  This approval expands the previous indication for acute myocardial infarction, or AMI, cardiogenic shock and post-cardiotomy shock, or PCCS, received in April 2016.

The Impella 5.0 and Impella LD devices have CE Mark approval in the European Union for up to ten days’ duration and are approved for use in over 40 countries.

In July 2017, we received approval from the Japanese MHLW for reimbursement for the Impella 2.5 and 5.0 heart pumps. We continue to focus on our controlled commercial launch of Impella devices in Japan.

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

In September 2017, we received a PMA from the FDA for the Impella RP heart pump. This latest approval follows the prior FDA HDE received in January 2015 and adds the Impella RP heart pump to our platform of devices with PMAs. The Impella RP heart pump is indicated for providing temporary right ventricular support for up to 14 days in patients with a body surface area ≥1.5 m² who develop acute right heart failure or decompensation following left ventricular assist device implantation, myocardial infarction, heart transplant, or open-heart surgery. With this approval, the Impella RP heart pump is the only percutaneous temporary ventricular support device that is FDA-approved as safe and effective for right heart failure as stated in the indication.

The Impella RP device has CE Mark approval for commercial sale in the European Union and other countries that require a CE Mark approval from commercial sales.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies during the three and six months ended September 30, 2018, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our consolidated financial statements and is incorporated herein by reference.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses as a % of total revenue:
Cost of revenue	16.4	16.3	16.8	16.4
Research and development	12.5	14.6	12.2	13.7
Selling, general and administrative	43.4	45.2	44.2	45.5
Total costs and expenses	72.3	76.1	73.2	75.6
Income from operations	27.7	23.9	26.8	24.4
Income tax provision (benefit) and other, net	0.1	5.4	(12.0)	1.1
Net income as a % of total revenue	27.6%	18.5%	38.8%	23.3%

Three and Six Months Ended September 30, 2018 compared with the Three and Six Months Ended September 30, 2017

Revenue

Our revenues are comprised of the following:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
	(in $000's)		(in $000's)
Impella product revenue	$175,270	$127,400	$348,945	$254,594
Service and other revenue	6,508	5,423	12,843	10,697
Total revenue	$181,778	$132,823	$361,788	$265,291

Our revenues are disaggregated by the following geographical locations:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
	(in $000's)		(in $000's)
U.S. revenue	$158,243	$118,669	$315,838	$238,335
International revenue	23,535	14,154	45,950	26,956
Total revenue	$181,778	$132,823	$361,788	$265,291

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella RP and Impella AIC console sales. Service and other revenue represents revenue earned on service maintenance contracts and preventative maintenance calls.

Total revenue for the three months ended September 30, 2018 increased by $49.0 million, or 37%, to $181.8 million from $132.8 million for the three months ended September 30, 2017. Total revenue for the six months ended September 30, 2018 increased $96.5 million, or 36%, to $361.8 million from $265.3 million for the six months ended September 30, 2017. The increase in total revenue was primarily due to higher Impella product revenue from increased utilization in the U.S and Europe and our continued controlled commercial launch of Impella 2.5 and Impella 5.0 in Japan.

Impella product revenue for the three months ended September 30, 2018 increased by $47.9 million, or 38%, to $175.3 million from $127.4 million for the three months ended September 30, 2017. Impella product revenue for the six months ended September 30, 2018 increased $94.3 million, or 37%, to $348.9 million from $254.6 million for the six months ended September 30, 2017. Most of the increase in Impella product revenue was from increased device sales in the U.S., as we focus on increasing utilization of our disposable catheter products through continued investment in our field organization and physician training programs. Impella product revenue outside of the U.S. also increased primarily due to increased utilization in Germany and our continued controlled launch of Impella 2.5 and Impella 5.0 in Japan.

Service and other revenue for the three months ended September 30, 2018 increased by $1.1 million, or 20%, to $6.5 million from $5.4 million for the three months ended September 30, 2017. Service and other revenue for the six months ended September 30, 2018 increased $2.1 million, or 20%, to $12.8 million from $10.7 million for the six months ended September 30, 2017. The increase in service revenue was primarily due to an increase in preventative maintenance service contracts. We have expanded the number of Impella AIC consoles at many of our existing higher volume customer sites and continue to sell additional consoles to new customer sites. We expect growth for service revenue to be slower than our Impella product revenue in the future as most of these using sites in the U.S. have service contracts that normally have three year terms.

Costs and Expenses

Cost of Revenue

Cost of revenue for the three months ended September 30, 2018 increased by $8.2 million, or 38%, to $29.8 million from $21.6 million for the three months ended September 30, 2017. Gross margin was 83.6% for the three months ended September 30, 2018 and 83.7% for the three months ended September 30, 2017.

Cost of revenue for the six months ended September 30, 2018 increased by $17.2 million, or 40%, to $60.7 million from $43.5 million for the six months ended September 30, 2017.  Gross margin was 83.2% for the six months ended September 30, 2018 and 83.6% for the six months ended September 30, 2017.

The increase in cost of product revenue was related to higher demand for our Impella devices and higher production volume and costs to support growing demand for our Impella devices. The small decrease in gross margin for the three and six months ended September 30, 2018 was due to higher volume offset by increased investment in direct labor and overhead as we expand our manufacturing capacity in our manufacturing facilities in both the U.S. and Germany.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2018 increased by $3.3 million, or 17%, to $22.7 million from $19.4 million for three months ended September 30, 2017. Research and development expense for the six months ended September 30, 2018 increased $7.7 million, or 21%, to $44.0 million from $36.3 million for the six months ended September 30, 2017. The increase in research and development expenses was primarily due to product development initiatives relating to our existing products, such as optical sensor technology, on the development of Impella 5.5TM, Impella BTRTM and Impella ECPTM devices, the expansion of our engineering organization, increased clinical spending primarily related to our cVAD registry and STEMI trial and our continued focus on quality initiatives for our Impella devices.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2018 increased by $18.8 million, or 31%, to $78.9 million from $60.1 million for the three months ended September 30, 2017. Selling, general, and administrative expenses for the six months ended September 30, 2018 increased $39.3 million, or 33%, to $160.0 million from $120.7 million for the six months ended September 30, 2017. The increase in selling, general and administrative expenses was primarily due to the hiring of additional field sales and clinical personnel in the U.S. and Germany, our continued commercial launch in Japan, increased spending on marketing initiatives as we continue to educate U.S. physicians on the benefits to patients of hemodynamic support with our Impella products following PMAs, stock-based compensation expense, higher payroll taxes associated with stock option exercises and restricted stock unit vestings and legal expenses related to ongoing patent litigation and other legal matters discussed in “Note 11. Commitments and Contingencies—Litigation” to our consolidated financial statements.

We expect to continue to increase our expenditures on sales and marketing activities, with particular investments in field sales and clinical personnel with cath lab expertise to drive recovery awareness for acute heart failure patients. We also plan to increase our marketing, service and training investments as a result of recent PMAs in the U.S. for our Impella devices and as we continue our expansion in Japan and other new markets outside of the U.S. We expect to have higher stock-based compensation expense due to the grant of recent equity awards at a higher stock price. We also expect to continue to incur significant legal expenses for the foreseeable future related to ongoing patent litigation and other legal matters discussed in “Note 11. Commitment and Contingencies – Litigation,” to our consolidated financial statements.

Income Tax Provision

Our income tax provision was $1.7 million for the three months ended September 30, 2018 and our income tax benefit was $39.9 million for the six months ended September 30, 2018 and our income tax provision was $8.0 million and $4.4 million for the three and six months ended September 30, 2017, respectively. Our effective tax rate was 3.3% and (39.7)% for the three and six months ended September 30, 2018, respectively, and 24.6% and 6.6% for the three and six months ended September 30, 2017, respectively. The decrease in the effective income tax rate was due to excess tax benefits recognized associated with stock-based awards of $12.9 million and $66.8 million as an income tax benefit for the three and six months ended September 30, 2018, respectively, and $4.5 million and $21.3 million for the three and six months ended September 30, 2017, respectively. These recognized excess tax benefits resulted from restricted stock units that vested or stock options that were exercised during the three and six months ended September 30, 2018 and 2017, respectively. In addition, effective January 1, 2018, the Tax Reform Act, among other changes, reduced the U.S. federal statutory corporate income tax rate from 35% to 21%.

Net Income

For the three months ended September 30, 2018, net income was $50.1 million, or $1.11 per basic share and $1.09 per diluted share, compared to $24.5 million, or $0.56 per basic share and $0.54 per diluted share for three months ended September 30, 2017. For the six months ended September 30, 2018, net income was $140.2 million, or $3.13 per basic share and $3.04 per diluted share, compared to $61.9 million, or $1.41 per basic share and $1.36 per diluted share for the six months ended September 30, 2017. As discussed above, our net income included excess tax benefits of $0.29 per basic share and $0.28 per diluted share for the three months ended September 30, 2018 compared to $0.10 per basic and diluted share for the three months ended September 30, 2017.  Our net income included excess tax benefits of $1.49 per basic share and $1.45 per diluted share for the six months ended September 30, 2018 compared to $0.48 per basic share and $0.47 per diluted share for the six months ended September 30, 2017.

Our net income for fiscal 2019 was also driven by higher Impella product revenue due to greater utilization of our Impella devices in the U.S., Germany and Japan.

Liquidity and Capital Resources

At September 30, 2018, our total cash, cash equivalents and marketable securities totaled $410.4 million, an increase of $10.6 million compared to $399.8 million at March 31, 2018. The increase in our cash, cash equivalents and marketable securities during the six months ended September 30, 2018 was primarily due to positive cash flows from operations.

Following is a summary of our cash flow activities:

	For the Six Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$107,191	$79,451
Net cash used for investing activities	(14,883)	(60,593)
Net cash used for financing activities	(57,678)	(13,294)
Effect of exchange rate changes on cash	(1,223)	(68)
Net increase in cash and cash equivalents	$33,407	$5,496

Cash Provided by Operating Activities

For the six months ended September 30, 2018, cash provided by operating activities consisted of net income of $140.2 million, adjustments for non-cash items of $9.8 million and cash used in working capital of $23.2 million. The increase in net income was primarily due to higher revenue from increased utilization of our Impella devices. Adjustments for non-cash items consisted primarily of $28.2 million of stock-based compensation expense, a $45.7 million change in deferred tax provision, $6.3 million of depreciation expense on property and equipment, $1.7 million in inventory and other write-downs, and $0.8 million in accretion on marketable securities. The change in cash from working capital included a $5.1 million increase in accounts receivable due to increased sales, a $16.8 million increase in inventory to support growing demand for our Impella devices, a $1.6 million increase in accounts payable and accrued expenses primarily due to increased expenditures, and a $0.9 million decrease in deferred revenue.

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

Cash Used for Investing Activities

For the six months ended September 30, 2018, net cash used for investing activities primarily consisted of $23.9 million in maturities (net of purchases) of marketable securities and $27.3 million for the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers, Massachusetts and Aachen, Germany. We also made $11.4 million of investments in other assets and intangible assets.

For the six months ended September 30, 2017, net cash used for investing activities primarily consisted of $36.5 million in purchases (net of maturities) of marketable securities and $17.7 million for the purchase of property and equipment mostly related to expansion of manufacturing capacity, office space and research and development facilities in Danvers, Massachusetts and Aachen, Germany.  We also made $6.4 million of investments in private medical technology companies during the first six months fiscal of 2018.

Capital expenditures for fiscal 2019 are estimated to range from $35 million to $45 million, including additional capital expenditures for manufacturing capacity expansions in our Danvers, Massachusetts and Aachen, Germany facilities, additional office space, building and leasehold improvements and information systems development projects.

Cash Used for Financing Activities

For the six months ended September 30, 2018, net cash used for financing activities included $69.7 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards. This amount was offset by $10.6 million in proceeds from the exercise of stock options and $1.4 million in proceeds from the issuance of stock under the employee stock purchase plan.

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

Our primary liquidity requirements are to fund the expansion of our commercial and operational infrastructure, increase our manufacturing capacity, increase our inventory levels in order to meet growing customer demand for our Impella devices, fund new product development initiatives, continue our controlled commercial launch of Impella devices in Japan and expand to potential new markets, increase clinical spending, legal expenses related to ongoing patent litigation, payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards and to provide for general working capital needs. To date, we have primarily funded our operations through product sales and the sale of equity securities.

Our liquidity is influenced by our ability to sell our products in a competitive industry and our customers’ ability to pay for our products. Factors that may affect liquidity include our ability to penetrate the market for our products, maintain or reduce the length of the selling cycle for our products, capital expenditures, investments in collaborative arrangements with other partners, and our ability to collect cash from customers after our products are sold. We also expect to continue to incur legal expenses for the foreseeable future related to ongoing patent litigation and other legal matters. We continue to review our short-term and long-term cash needs on a regular basis. At September 30, 2018 we had no long-term debt outstanding.

Marketable securities at September 30, 2018 and March 31, 2018 consisted of $334.1 million and $356.8 million, respectively, held in investment funds that invest in U.S. Treasury, government-backed and corporate debt securities, and commercial paper. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to auction rate securities markets.

Cash and cash equivalents held by our foreign subsidiaries totaled $26.6 million and $13.3 million at September 30, 2018 and March 31, 2018, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. Since most of our cash and cash equivalents held by foreign subsidiaries which are disregarded entities for domestic tax purposes, any repatriation of foreign subsidiary earnings to the U.S. would likely have a nominal tax impact.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Primary Market Risk Exposures

Our cash, cash equivalents and marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2018, we believe the decline in fair market value of our investment portfolio would be immaterial.

Currency Exchange Rates

We have foreign currency exposure to exchange rate fluctuations and particularly with respect to the Euro, British pound sterling, Japanese yen and Singapore dollar. Therefore, our investment in our subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive (loss) income component of stockholders’ equity. If rates of exchange for the Euro, British pound, Japanese yen and Singapore dollar were to have depreciated immediately and uniformly by 10% relative to the U.S. dollar from levels at September 30, 2018, the result would have been a reduction of stockholders’ equity of approximately $11.5 million.

Fair Value of Financial Instruments

At September 30, 2018, our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and contingent consideration. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the second quarter of our fiscal year ending March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures and could impair our business and results of operations. Material legal proceedings are discussed in “Note 11. Commitments and Contingencies—Contingencies” to our consolidated financial statements and such information is incorporated herein by reference.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

2.1	Agreement on the Sale and Transfer of all shares in ECP Entwicklungsgellschaft mbH		8-K	July 7, 2014 (File No. 001-09585)	2.1

2.2	Agreement on the Sale and Transfer of all shares in AIS GmbH Aachen Innovation Solutions		8-K	July 7, 2014 (File No. 001-09585)	2.2

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Restated By-Laws, as amended.		10-K	May 27, 2004 (File No. 001-09585)	3.2

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007 (File No. 001-09585)	3.4

10.1	Lease agreement amendment for additional space in Danvers, Massachusetts dated July 23, 2018		10-Q	August 2, 2018 (File No. 001-09585)	10.1

31.1	Principal Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Principal Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and March 31, 2018; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

		X

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: November 6, 2018	/s/ TODD A. TRAPP
Todd A. Trapp
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)