Form 10-Q
period 2018-12-31
ABIOMED INC
filed 2019-02-05
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of January 31, 2019, 45,085,806 shares of the registrant’s common stock, $.01 par value, were outstanding.

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

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	December 31, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$84,181	$42,975
Short-term marketable securities	373,975	319,274
Accounts receivable, net	88,215	70,010
Inventories	71,808	50,204
Prepaid expenses and other current assets	10,549	11,808
Total current assets	628,728	494,271
Long-term marketable securities	—	37,502
Property and equipment, net	138,455	117,167
Goodwill	33,260	35,808
In-process research and development	15,516	16,705
Long-term deferred tax assets, net	96,450	70,746
Other assets	44,707	14,176
Total assets	$957,116	$786,375
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,179	$23,565
Accrued expenses	51,721	46,147
Deferred revenue	15,080	14,970
Total current liabilities	92,980	84,682
Other long-term liabilities	1,185	776
Contingent consideration	10,583	10,490
Long-term deferred tax liabilities	838	903
Total liabilities	105,586	96,851
Commitments and contingencies (Note 11)
Stockholders' equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	451	444
Authorized - 100,000,000 shares; Issued - 46,959,653 shares at December 31, 2018 and 46,100,649 shares at March 31, 2018
Outstanding - 45,058,049 shares at December 31, 2018 and 44,375,337 shares at March 31, 2018
Additional paid in capital	676,171	619,905
Retained earnings	325,513	140,457
Treasury stock at cost - 1,901,604 shares at December 31, 2018 and 1,725,312 shares at March 31, 2018	(138,289)	(67,078)
Accumulated other comprehensive loss	(12,316)	(4,204)
Total stockholders' equity	851,530	689,524
Total liabilities and stockholders' equity	$957,116	$786,375

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017

Revenue	$200,563	$154,022	$562,351	$419,313
Costs and expenses:
Cost of revenue	34,023	24,994	94,718	68,483
Research and development	23,965	17,706	67,955	54,027
Selling, general and administrative	80,220	66,556	240,254	187,233
	138,208	109,256	402,927	309,743
Income from operations	62,355	44,766	159,424	109,570
Other income:
Investment income, net	2,175	969	5,397	2,385
Other (expense) income, net	(20)	(81)	10	(25)
	2,155	888	5,407	2,360
Income before income taxes	64,510	45,654	164,831	111,930
Income tax provision (benefit)	19,648	32,208	(20,225)	36,607
Net income	$44,862	$13,446	$185,056	$75,323

Basic net income per share	$1.00	$0.30	$4.13	$1.71
Basic weighted average shares outstanding	45,046	44,247	44,852	44,095

Diluted net income per share	$0.97	$0.29	$4.01	$1.65
Diluted weighted average shares outstanding	46,136	45,869	46,147	45,731

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017

Net income	$44,862	$13,446	$185,056	$75,323

Other comprehensive (loss) gain:
Foreign currency translation (losses) gains	(1,015)	1,557	(8,468)	10,406
Net unrealized gains (losses) on marketable securities	234	(401)	356	(446)
Other comprehensive (loss) gain	(781)	1,156	(8,112)	9,960

Comprehensive income	$44,081	$14,602	$176,944	$85,283

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended December 31,
	2018	2017
Operating activities:
Net income	$185,056	$75,323
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,936	8,100
Bad debt expense (recovery)	578	(8)
Stock-based compensation	43,757	29,170
Write-down of inventory and other	3,152	3,212
Accretion on marketable securities	(1,644)	—
Deferred tax provision	(25,992)	34,740
Change in fair value of contingent consideration	93	1,270
Changes in assets and liabilities:
Accounts receivable	(19,268)	(10,342)
Inventories	(26,522)	(11,974)
Prepaid expenses and other assets	678	(1,033)
Accounts payable	4,909	2,595
Accrued expenses and other liabilities	6,909	3,874
Deferred revenue	164	1,220
Net cash provided by operating activities	181,806	136,147
Investing activities:
Purchases of marketable securities	(241,745)	(209,834)
Proceeds from the sale and maturity of marketable securities	226,949	148,095
Purchase of other assets	(30,436)	(6,400)
Purchases of property and equipment	(35,469)	(44,168)
Net cash used for investing activities	(80,701)	(112,307)
Financing activities:
Proceeds from the exercise of stock options	11,043	7,626
Taxes paid related to net share settlement of vesting of stock awards	(71,213)	(19,860)
Proceeds from the issuance of stock under employee stock purchase plan	1,376	1,063
Principal payments on capital lease obligation	—	(517)
Net cash used for financing activities	(58,794)	(11,688)
Effect of exchange rate changes on cash	(1,105)	(690)
Net increase in cash and cash equivalents	41,206	11,462
Cash and cash equivalents at beginning of period	42,975	39,040
Cash and cash equivalents at end of period	$84,181	$50,502
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,500	$845
Cash paid for interest on capital lease obligation	—	302
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses	1,670	3,836

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

There have been no changes in the Company’s significant accounting policies for the three and nine months ended December 31, 2018 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 that has been filed with the SEC.

New Accounting Pronouncements Adopted

Effective April 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) standard update ASU 2014-09, “Revenue from Contracts with Customers,” (“Topic 606”) which provides a principles-based, five-step approach to measure and recognize revenue from contracts with customers. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of operations, cash flows, and balance sheet as of the adoption date or for the three or nine months ended December 31, 2018. Additional information and disclosures required by this new standard are contained in “Note 4. Revenue Recognition,” to the Company’s consolidated financial statements.

Effective April 1, 2018, the Company adopted the FASB standard update ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires certain financial assets to be measured at fair value with changes in fair value recognized in the statement of operations. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of operations, cash flows, and balance sheet as of the adoption date or for the three or nine months ended December 31, 2018. Additional information and disclosures required by this new standard are contained in “Note 5. Cash Equivalents, Marketable Securities, and Fair Value Measurements,” to the Company’s consolidated financial statements.

On June 20, 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services. ASU 2018-07 eliminated the previous guidance for accounting for share-based payments to nonemployees and expanded Topic 718 to include share-based payments transactions to nonemployees. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of ASU 2018-07 requires a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year. The Company early adopted ASU 2018-07 on June 20, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated statements of operations, cash flows, and balance sheet as of the adoption date or for the three or nine months ended December 31, 2018.

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

Note 3. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities include stock options, restricted stock units, performance-based stock awards and shares to be purchased under the Company’s employee stock purchase plan. The Company’s basic and diluted net income per share for the three and nine months ended December 31, 2018 and 2017 were as follows (in thousands, except per share data):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
Basic Net Income Per Share
Net income	$44,862	$13,446	$185,056	$75,323

Basic weighted average shares outstanding	45,046	44,247	44,852	44,095

Basic net income per share	$1.00	$0.30	$4.13	$1.71

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
Diluted Net Income Per Share
Net income	$44,862	$13,446	$185,056	$75,323

Basic weighted average shares outstanding	45,046	44,247	44,852	44,095
Effect of dilutive securities	1,090	1,622	1,295	1,636
Diluted weighted average shares outstanding	46,136	45,869	46,147	45,731

Diluted net income per share	$0.97	$0.29	$4.01	$1.65

For the three and nine months ended December 31, 2018, approximately 73,700 and 60,700 shares underlying out-of-the-money stock options, respectively, were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive. Also, approximately 104,000 restricted shares in each of the three and nine months ended December 31, 2018, respectively, related to performance-based awards for which milestones have not been met, were not included in the computation of diluted earnings per share.

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

Note 4. Revenue Recognition

Adoption of Topic 606, Revenue from Contracts with Customers

The Company adopted Topic 606 on April 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal year 2019 reflect the application of Topic 606 guidance while the reported results for fiscal year 2018 were prepared under the guidance of ASC 605, “Revenue Recognition.” The adoption of Topic 606 did not have a material impact on the timing or amount of revenue recognized upon adoption and there was no cumulative prior period adjustment recorded to the opening balance of retained earnings upon adoption. Accordingly, the adoption of Topic 606 did not have a material impact on the Company’s consolidated balance sheet, statement of operations, stockholders’ equity or cash flows as of the adoption date or for the three or nine months ended December 31, 2018.

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

The Company generates revenue primarily from the sale of Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella RP and Impella AIC products. The Company also earns revenue from preventative maintenance service contracts and maintenance calls.

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

Transaction price and allocation to performance obligations

Transaction prices of products or services are typically based on contracted rates with customers. To the extent that the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount, depending on the circumstances, to which the Company expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.  Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available.  Sales and other taxes collected on behalf of third parties are excluded from revenue.

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

Disaggregation of Revenue

The Company generally sells its Impella products and services through a direct sales force in the U.S. and Germany and through direct sales and distribution agreements in other international markets outside (e.g., in Europe, Japan, Canada, Latin America, Asia-Pacific). Revenue is disaggregated from contracts between product revenue and service and other revenue and by geography, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors.

The following table disaggregates the Company’s revenue by products and services:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
	(in $000's)
Impella product revenue	$193,253	$147,989	$542,198	$402,583
Service and other revenue	7,310	6,033	20,153	16,730
Total revenue	$200,563	$154,022	$562,351	$419,313

The following table disaggregates the Company’s revenue by geographical location:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
	(in $000's)
U.S. revenue	$172,548	$136,363	$488,386	$374,697
International revenue	28,015	17,659	73,965	44,616
Total revenue	$200,563	$154,022	$562,351	$419,313

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts or rebates that are offered within contracts between the Company and its customers relating to the Company’s sales of its products.  These reserves are based on the amounts earned or are expected to be claimed on the related sales and are classified as reductions of accounts receivable.  Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.  These reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract.  Actual amounts of consideration ultimately received may differ from the Company’s estimates.  If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect revenue and earnings in the period such variances become known.

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

The following table summarizes product revenue rebates and discounts for the nine months ended December 31, 2018 (in thousands):

Rebates and Discounts
Balance at March 31, 2018	$1,405
Provision related to current period revenue	1,526
Credits and adjustments made during the period	(1,446)
Balance at December 31, 2018	$1,485

Contract Balances

The timing of revenue recognition, billings and cash collections results in accounts receivables and deferred revenue on the consolidated balance sheet. A receivable is recognized in the period the Company’s right to the consideration from the customer is unconditional. The change in the accounts receivable balances relate to the timing of revenue recognition, billings and cash collections. The Company generally does not have any performance obligations with a term of more than one year.

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

The Company’s deferred revenue balance was $15.1 million and $15.0 million as of December 31, 2018 and March 31, 2018, respectively. The change relates to the timing of product shipment and completion of recognizing revenue when the customer obtains control of the product and additional preventative maintenance service contracts and the subsequent recognition of the contract ratably over the term of the service contract. During the three and nine months ended December 31, 2018, the Company recognized $2.0 million and $14.4 million of revenue that was included in the deferred revenue balance as of March 31, 2018, respectively.

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

Note 5. Cash Equivalents, Marketable Securities and Fair Value Measurements

The Company classifies any marketable security with a maturity date of 90 days or less at the time of purchase as a cash equivalent. Cash equivalents are carried on the balance sheet at fair market value. The Company’s marketable securities, consisting of U.S. Treasuries, U.S. Government Agency, corporate debt securities, and commercial paper, are classified as available-for-sale securities and, accordingly, are recorded at fair value. The difference between amortized cost and fair value is included in stockholders’ equity. At December 31, 2018 and March 31, 2018, the Company’s financial instruments consisted primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and contingent consideration. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these investments.

The Company’s cash equivalents and marketable securities at December 31, 2018 and March 31, 2018 are classified on the balance sheet as follows:

	December 31, 2018	March 31, 2018
	(in $000's)
Cash equivalents	$42,146	$22,595
Short-term marketable securities	373,975	319,274
Long-term marketable securities	—	37,502
	$416,121	$379,371

The Company’s cash equivalents and marketable securities at December 31, 2018 and March 31, 2018 are invested in the following:

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(in $000's)
December 31, 2018:
Money market funds	$36,146	$—	$—	$36,146
Repurchase agreements	6,000	—	—	6,000
Short-term U.S. Treasury mutual fund securities	43,710	1	(37)	43,674
Short-term government-backed securities	183,531	13	(152)	183,392
Short-term corporate debt securities	114,193	46	(70)	114,169
Short-term commercial paper	32,792	—	(52)	32,740
	$416,372	$60	$(311)	$416,121

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(in $000's)
March 31, 2018:
Money market funds	$5,845	$—	$—	$5,845
Repurchase agreements	16,750	—	—	16,750
Short-term U.S. Treasury mutual fund securities	18,132	—	(29)	18,103
Short-term government-backed securities	212,255	3	(538)	211,720
Short-term corporate debt securities	52,737	—	(161)	52,576
Short-term commercial paper	36,936	2	(63)	36,875
Long-term U.S. Treasury mutual fund securities	10,953	—	(16)	10,937
Long-term government-backed securities	24,798	1	(12)	24,787
Long-term corporate debt securities	1,777	1	—	1,778
	$380,183	$7	$(819)	$379,371

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

The following table presents the Company’s financial instruments recorded at fair value in the consolidated balance sheets, classified according to the three categories described above:

	Level 1	Level 2	Level 3	Total
December 31, 2018:	(in $000's)
Assets
Money market funds	$36,146	$—	$—	$36,146
Repurchase agreements	—	6,000	—	6,000
Short-term U.S. Treasury mutual fund securities	—	43,674	—	43,674
Short-term government-backed securities	—	183,392	—	183,392
Short-term corporate debt securities	—	114,169	—	114,169
Short-term commercial paper	—	32,740	—	32,740
Liabilities
Contingent consideration	—	—	10,583	10,583

	Level 1	Level 2	Level 3	Total
March 31, 2018:	(in $000's)
Assets
Money market funds	$5,845	$—	$—	$5,845
Repurchase agreements	—	16,750	—	16,750
Short-term U.S. Treasury mutual fund securities	—	18,103	—	18,103
Short-term government-backed securities	—	211,720	—	211,720
Short-term corporate debt securities	—	52,576	—	52,576
Short-term commercial paper	—	36,875	—	36,875
Long-term U.S. Treasury mutual fund securities	—	10,937	—	10,937
Long-term government-backed securities	—	24,787	—	24,787
Long-term corporate debt securities	—	1,778	—	1,778
Liabilities
Contingent consideration	—	—	10,490	10,490

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

The Company’s financial liabilities consisted of contingent consideration potentially payable related to the acquisition of ECP Entwicklungsgesellschaft mbH, (“ECP”) and AIS GmbH Aachen Innovative Solutions, (“AIS’), in July 2014. The Company acquired ECP and AIS for $13.0 million in cash, with additional potential payouts totaling $15.0 million based on the achievement of CE Mark approval in the European Union and a revenue-based milestone related to the development of the future Impella ECPTM expandable catheter pump technology. These potential milestone payments may be made, at the Company’s option, by a combination of cash or ABIOMED common stock. The calculation of contingent consideration payable was determined using a combination of an income approach, based on various revenue and cost assumptions and applying a probability to each outcome and a Monte-Carlo valuation model. For the clinical and regulatory milestone, probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. The revenue-based milestone was valued using a Monte-Carlo valuation model, which simulates estimated future revenues during the earn out-period using management's best estimates. Projected revenues are based on the Company’s best estimates of revenues expected to be earned from future Impella ECP technology.

This liability is reported as Level 3 as the estimated fair value of the contingent consideration related to the acquisition of ECP requires significant management judgment or estimation and is calculated using the following valuation methods:

	Potential Milestone Payment	Fair Value at December 31, 2018	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
	(in $000's)
Clinical and regulatory milestone	$7,000	$5,797	Probability weighted income approach	Projected fiscal year of milestone payments	2019 to 2022
				Discount rate	4.4% to 4.5%
				Probability of occurrence	Probability adjusted level of 40% for the base case scenario and 10% to 40% for various upside and downside scenarios

Revenue-based milestone	8,000	4,786	Monte Carlo simulation model	Projected fiscal year of milestone payments	2024 to 2035
				Discount rate	15%
				Expected volatility for forecasted revenues	50%
				Probability of payment	80%
	$15,000	$10,583

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the three and nine months ended December 31, 2018 and 2017:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
	(in $000's)
Level 3 liabilities, beginning balance	$10,331	$9,835	$10,490	$9,153
Additions	—	—	—	—
Payments	—	—	—	—
Change in fair value	252	588	93	1,270
Level 3 liabilities, ending balance	$10,583	$10,423	$10,583	$10,423

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

Note 6. Property and Equipment

The components of property and equipment are as follows:

	December 31, 2018	March 31, 2018
	(in $000's)
Land	$7,348	$7,680
Building and building improvements	85,875	63,700
Leasehold improvements	2,182	2,905
Machinery and equipment	51,980	42,787
Furniture and fixtures	10,153	8,104
Construction in progress	17,092	19,850
Total cost	174,630	145,026
Less accumulated depreciation	(36,175)	(27,859)
	$138,455	$117,167

Note 7. Goodwill, In-Process Research and Development, and Other Assets

Goodwill

The carrying amount of goodwill at December 31, 2018 and March 31, 2018 was $33.3 million and $35.8 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, in May 2005 and ECP and AIS in July 2014. The goodwill activity is as follows:

(in $000's)
Balance at March 31, 2018	$35,808
Foreign currency translation impact	(2,548)
Balance at December 31, 2018	$33,260

In-Process Research & Development

The Company evaluates goodwill and in-process research and development (“IPR&D”) assets at least annually at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.  The Company has no accumulated impairment losses on goodwill or IPR&D assets.

The carrying amount of IPR&D assets at December 31, 2018 and March 31, 2018 was $15.5 million and $16.7 million, respectively, and was recorded in conjunction with the Company’s acquisition of ECP and AIS, in July 2014. The estimated fair value of IPR&D assets at the acquisition date was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flow estimates for the future Impella ECPTM expandable catheter pump technology were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company used an original discount rate of 21% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.

The carrying value of the Company’s IPR&D assets and the change in the balance for the nine months ended December 31, 2018 are as follows:

(in $000's)
Balance at March 31, 2018	$16,705
Foreign currency translation impact	(1,189)
Balance at December 31, 2018	$15,516

Other Assets

Other Investments

The Company periodically makes investments in private medical device companies that focus on heart failure, heart pump and other medical device technologies. The aggregate carrying amount of the Company’s other investments was $40.8 million and $12.6 million at December 31, 2018 and March 31, 2018, respectively, and is classified within other assets on the consolidated balance sheets. During the nine months ended December 31, 2018, the Company made additional investments of $28.1 million in private medical device companies.

On April 1, 2018, the Company adopted ASU 2016-01. This guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income.  Since these investments do not have readily determinable market values, the Company has elected to measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment.  No adjustments have been made to the value of the Company’s investments in these private medical device companies for the three and nine months ended December 31, 2018 either due to impairment or based on observable price changes. The Company monitors any events or changes in circumstances that may have a significant adverse effect on the fair value of this investment and makes any necessary adjustments.

Other Intangible Assets

In September 2018, the Company made a milestone payment to a third party for approximately $1.8 million for the transfer to the Company of manufacturing rights and knowledge for optical sensor technology that is approved for use in the Impella CP products.  In October 2018, the Company made a payment to a third party for approximately $0.6 million to license certain manufacturing technology related to introducer sheaths. These intangible assets are classified with other assets in the Company’s consolidated balance sheet and are amortized over their useful life of 15 years.

Note 8. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2018	March 31, 2018
	(in $000's)
Employee compensation	$31,930	$30,330
Sales and income taxes	7,312	4,562
Research & development	3,371	3,162
Marketing	3,082	2,305
Professional, legal, and accounting fees	1,994	1,870
Warranty	1,300	1,081
Accrued capital expenditures	—	250
Other	2,732	2,587
	$51,721	$46,147

Employee compensation consists primarily of accrued bonuses, accrued commissions, accrued employee benefits, and accrued payroll taxes at December 31, 2018 and March 31, 2018.

Note 9. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s consolidated statements of operations for the three and nine months ended December 31, 2018 and 2017:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
	(in $000's)
Cost of product revenue	$773	$489	$2,122	$1,221
Research and development	2,638	1,673	7,222	4,217
Selling, general and administrative	12,167	9,070	34,413	23,732
	$15,578	$11,232	$43,757	$29,170

Stock Options

The following table summarizes the stock option activity for the nine months ended December 31, 2018:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at beginning of period	1,282	$46.18	5.31
Granted	78	381.62
Exercised	(435)	25.36
Cancelled and expired	(19)	145.89
Outstanding at end of period	906	$83.90	5.74	$222,852
Exercisable at end of period	668	$39.86	4.78	$190,646
Options vested and expected to vest at end of period	896	$83.73	5.72	$220,460

Stock options generally vest and become exercisable annually over three years. The remaining unrecognized stock-based compensation expense for unvested stock option awards at December 31, 2018 was approximately $14.0 million and the estimated weighted-average period over which this cost will be recognized is 2.1 years.

The aggregate intrinsic value of options exercised was $158.6 million for the nine months ended December 31, 2018. The total cash received as a result of employee stock options exercised during the nine months ended December 31, 2018 was approximately $11.0 million.

The Company estimates the fair value of stock options granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair values and weighted average assumptions used in the calculation of fair value of stock options granted during the three and nine months ended December 31, 2018 and 2017 was as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
Weighted average grant-date fair value	$117.50	$70.14	$142.08	$51.20

Valuation assumptions:
Risk-free interest rate	2.81%	2.13%	2.93%	1.86%
Expected option life (years)	4.04	4.08	4.04	4.07
Expected volatility	45.2%	42.2%	42.8%	43.6%

Restricted Stock Units

The following table summarizes activity of restricted stock units for the nine months ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)
Restricted stock units at beginning of period	880	$109.01
Granted	193	$379.30
Vested	(418)	$103.66
Forfeited	(25)	$187.05
Restricted stock units at end of period	630	$192.16

Restricted stock units generally vest annually over three years. The remaining unrecognized compensation expense for outstanding restricted stock units, including performance and market-based awards, as of December 31, 2018 was $60.9 million and the estimated weighted-average period over which this cost will be recognized is 2.1 years.

The weighted average grant-date fair value for restricted stock units granted during the nine months ended December 31, 2018 was $379.30. The total fair value of restricted stock units vested during the nine months ended December 31, 2018 was $168.1 million.

Performance-Based Awards

In May 2018, performance-based awards of restricted stock units for the potential issuance of approximately 114,000 shares of common stock were issued to certain executive officers and employees, which vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company. As of December 31, 2018, the Company is recognizing compensation expense based on the probable outcome related to the prescribed performance targets on the outstanding awards.

Note 10. Income Taxes

In December 2017, the Tax Cuts and Jobs Act, (“Tax Reform Act”) was signed into law. The Tax Reform Act included significant changes to existing law, including among other items, a reduction to the U.S. federal statutory corporate tax rate from 35% to 21% effective January 1, 2018. ASC 740, Income Taxes (Topic 740) requires that the effects of changes in tax laws or rates be recognized in the period in which the law is enacted. Those effects, both current and deferred, are reported as part of the tax provision, regardless of income in which the underlying pretax income (expense) or asset (liability) was or will be reported.

As a result of the Tax Reform Act, the Company’s U.S. federal statutory corporate income tax rate of 21% was applied in the computation of the income tax provision for the three and nine months ended December 31, 2018.

The Company’s income tax provision was $19.6 million for the three months ended December 31, 2018. The Company’s income tax benefit was $20.2 million for the nine months ended December 31, 2018. The Company’s income tax provision was $32.2 million and $36.6 million for the three and nine months ended December 31, 2017, respectively. The Company’s effective tax rate was 30.5% and (12.3)% for the three and nine months ended December 31, 2018, respectively, and 70.6% and 32.7% for the three and nine months ended December 31, 2017, respectively.

Consistent with guidance issued by the SEC, which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the Tax Reform Act, the Company provisionally remeasured its net deferred tax assets due to the lower U.S. federal statutory corporate tax rate during the year ended March 31, 2018. The Company’s provisional estimate reflected estimable impacts of the Tax Reform Act on the Company’s estimated annual effective tax rate and discrete items resulting directly from the enactment of the Tax Reform Act based on the information available, prepared, or analyzed (including computations) in reasonable detail. Any adjustments to this provisional estimate would be recorded as adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized, if necessary. No adjustments were made to the Company’s provisional estimate of the impacts of the Tax Reform Act during the three and nine months ended December 31, 2018. This measurement period ended the quarter ended December 31, 2018.

The Company recognizes excess tax benefits and shortfalls in the income tax provision as discrete items in the period in which restricted stock units vest or stock option exercises occur. The Company recognized excess tax benefits associated with stock-based awards of $1.7 million and $68.5 million as an income tax benefit for the three and nine months ended December 31, 2018, respectively, and $3.2 million and $24.5 million as an income tax benefit for the three and nine months ended December 31, 2017, respectively. The amount of future excess tax benefits or shortfalls will likely fluctuate from period to period based on the price of the Company’s stock, the number of restricted stock units that vest or stock options that are exercised, and the fair value assigned to such stock-based awards under U.S. GAAP.

The significant differences between the statutory and effective income tax rate for the three and nine months ended December 31, 2018 and 2017 consist of the following items:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
Statutory income tax rate	21.0%	31.5%	21.0%	31.5%
Increase resulting from:
Excess tax benefits from stock-based awards	(2.6)	(7.0)	(41.5)	(21.9)
Credits	(1.7)	(2.1)	(1.7)	(2.1)
State taxes, net	4.3	3.7	4.3	3.7
Permanent differences	1.8	1.7	1.8	1.7
Effect of the Tax Reform Act on net deferred tax assets	—	42.1	—	19.6
Excess foreign tax credits	7.9	—	3.7	—
Other	(0.2)	0.7	0.1	0.2
Effective tax rate	30.5%	70.6%	(12.3)%	32.7%

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

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. During the nine months ended December 31, 2018, the Company closed an income tax audit in Germany which covered fiscal years 2012 through 2015. The audit resulted in an immaterial adjustment to our financial statements. Fiscal years 2016 through 2018 remain open to examination in Germany. The Company also closed an Internal Revenue Service (“IRS”) audit relating to its fiscal year 2016 tax return.  The audit resulted in an immaterial adjustment to our financial statements. All other tax years remain subject to examination by the IRS, state and foreign tax authorities.

Note 11. Commitments and Contingencies

Commitments

Leases

In February 2017, the Company entered into a lease agreement for 21,603 square feet of office space in Danvers, Massachusetts expiring on July 31, 2022. In December 2017, the Company entered into an amendment to this lease to extend the term through August 31, 2025 and to add an additional 6,607 square feet of space for which rent began on June 1, 2018. In March 2018, the Company entered into a second amendment to the lease to add an additional 11,269 square feet of space.  In July 2018, the Company entered into an amendment to lease an additional 23,864 square feet of space from October 1, 2018 through September 30, 2027. With this most recent amendment, the Company has leased 63,343 square feet in total at this location as of October 1, 2018.  The Company also has a right of first offer to purchase the property from January 1, 2018 through August 31, 2035, if the lessor decides to sell the building.  The annual rent expense for this lease is estimated to be $0.9 million.

In September 2016, the Company entered into a lease agreement for an office in Berlin, Germany which commenced in May 2017 and expires in May 2024. The annual rent expense for this lease is estimated to be $0.3 million.

In October 2016, the Company entered into a lease agreement for an office in Tokyo, Japan which expires in September 2021. The office houses administrative, regulatory, and training personnel in connection with the Company’s commercial launch in Japan. The annual rent expense for this lease is estimated to be $0.9 million.

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

In December 2014, Thoratec filed a nullity suit in the German Federal Patent Court against a German “pigtail” patent owned by the Company with a flexible extension feature, and auxiliary pigtail, basket and funnel features. The validity hearing was held in November 2016 and the Federal Patent Court found the patent invalid. The Company appealed the decision to the German Supreme Court and, in November 2018, successfully obtained a patent with amended claims covering a pump with the flexible extension and the basket with a funnel.

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

In February 2017, Thoratec filed an opposition in the European Patent Office (“EPO”), against a Company-owned patent acquired in connection with the acquisition of ECP and AIS relating to a housing structure for an expandable pump. The Company filed an initial response to the opposition in July 2017. Oral proceedings were held on October 26, 2018, at which time the EPO revoked the patent. A written decision documenting the reasons for the revocation is expected to issue within a few months, after which the Company may file an appeal.  In December 2017, Thoratec filed an opposition in the EPO against a Company-owned patent acquired in connection with the acquisition of ECP and AIS relating to a pump having a shaft cap with an atraumatic ball. The Company responded to the opposition on May 27, 2018. On January 24, 2019 the EPO Opposition Division upheld patent claims related to a pump design with an atraumatic ball. A written decision summarizing that finding is expected later this calendar year.

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

Note 12. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. International sales (sales outside the U.S., primarily in Germany and Japan) accounted for 14% and 13% of total revenue for the three and nine months ended December 31, 2018, respectively, and 11% of total revenue in each of the three and nine months ended December 31, 2017, respectively. The Company’s long-lived assets are located in the U.S. except for $41.7 million and $35.5 million at December 31, 2018 and March 31, 2018, respectively, which are located primarily in Germany.

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

In February 2018, we received two expanded PMAs from the FDA for our Impella heart pumps. The first expanded approval is for use of Impella 2.5, Impella CP, Impella 5.0 and Impella LD heart pumps on patients with cardiogenic shock associated with cardiomyopathy, including peripartum and postpartum cardiomyopathy.  The second expanded PMA is for use of the Impella 2.5 and Impella CP heart pumps during elective and high-risk PCI procedures.  This expanded PMA confirms Impella support as appropriate in patients with severe coronary artery disease, complex anatomy and extensive comorbidities, with or without depressed ejection fraction.

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

In May 2017, we began enrollment in an FDA approved prospective multi-center feasibility study, STEMI Door to Unloading with Impella CP system in acute myocardial infarction. This study focuses on the feasibility and safety of unloading the left ventricle using the Impella CP heart pump prior to primary PCI in patients presenting with ST segment elevation myocardial infarction, or STEMI, without cardiogenic shock with the hypothesis that this will potentially reduce infarct size. The study, which received FDA approval in October 2016, enrolled up to 50 patients at 10 sites. We completed enrollment in the study during the quarter ended June 30, 2018.  In November 2018, we announced the results presented data on this feasibility study. We are working with the FDA to move forward with a pivotal, multi-center, prospective randomized controlled clinical trial comparing unloading with Impella with delayed reperfusion compared to the current standard of care of immediate reperfusion without Impella.  We expect to begin this trial in calendar year 2019.

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

In May 2017, we began enrollment in an FDA approved prospective multi-center feasibility study, STEMI Door to Unloading with Impella CP system in acute myocardial infarction. The trial focuses on the feasibility and safety of unloading the left ventricle using the Impella CP heart pump prior to primary PCI in patients presenting with ST segment elevation myocardial infarction, or STEMI, without cardiogenic shock with the hypothesis that this will potentially reduce infarct size. The study, which received FDA investigational device approval to proceed in October 2016, enrolled up to 50 patients at 10 sites. We completed enrollment in the study during the quarter ended June 30, 2018.

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

In November 2018, we announced the results presented data on this feasibility study. We are working with the FDA to move forward with a pivotal, multi-center, prospective randomized controlled clinical trial comparing unloading with Impella with delayed reperfusion compared to the current standard of care of immediate reperfusion without Impella.  We expect to begin this trial in calendar year 2019.

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

In April 2018, we announced that we received CE mark approval in the European Union for the Impella 5.5 heart pump and the first patient was treated at University Heart Center in Hamburg, Germany. The Impella 5.5 pump has not been approved for commercial use or sale in the U.S. We anticipate regulatory approval of the Impella 5.5 in the U.S. in calendar 2019.

Impella ECP™

The Impella ECP pump is designed for blood flow of greater than three liters per minute. It is intended to be delivered on a standard sized catheter and will include an expandable inflow in the left ventricle. We expect to conduct a first-in-human trial outside of the U.S. in calendar 2019. The Impella ECP pump is still in development and has not been approved for commercial use or sale.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies during the three and nine months ended December 31, 2018, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our consolidated financial statements and is incorporated herein by reference.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses as a % of total revenue:
Cost of revenue	17.0	16.2	16.8	16.3
Research and development	11.9	11.5	12.1	12.9
Selling, general and administrative	40.0	43.2	42.8	44.7
Total costs and expenses	68.9	70.9	71.7	73.9
Income from operations	31.1	29.1	28.3	26.1
Income tax provision (benefit) and other, net	8.7	20.4	(4.6)	8.1
Net income as a % of total revenue	22.4%	8.7%	32.9%	18.0%

Three and Nine Months Ended December 31, 2018 compared with the Three and Nine Months Ended December 31, 2017

Revenue

Our revenues are comprised of the following:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
	(in $000's)
Impella product revenue	$193,253	$147,989	$542,198	$402,583
Service and other revenue	7,310	6,033	20,153	16,730
Total revenue	$200,563	$154,022	$562,351	$419,313

Our revenues are disaggregated by the following geographical locations:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
	(in $000's)
U.S. revenue	$172,548	$136,363	$488,386	$374,697
International revenue	28,015	17,659	73,965	44,616
Total revenue	$200,563	$154,022	$562,351	$419,313

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella RP and Impella AIC console sales. Service and other revenue represents revenue earned on service maintenance contracts and preventative maintenance calls.

Total revenue for the three months ended December 31, 2018 increased by $46.6 million, or 30%, to $200.6 million from $154.0 million for the three months ended December 31, 2017. Total revenue for the nine months ended December 31, 2018 increased $143.1 million, or 34%, to $562.4 million from $419.3 million for the nine months ended December 31, 2017. The increase in total revenue was primarily due to higher Impella product revenue from increased utilization in the U.S and Europe and our continued controlled commercial launch of Impella 2.5 and Impella 5.0 in Japan.

Impella product revenue for the three months ended December 31, 2018 increased by $45.3 million, or 31%, to $193.3 million from $148.0 million for the three months ended December 31, 2017. Impella product revenue for the nine months ended December 31, 2018 increased $139.6 million, or 35%, to $542.2 million from $402.6 million for the nine months ended December 31, 2017. Most of the increase in Impella product revenue was from increased device sales in the U.S., as we focus on increasing utilization of our disposable catheter products through continued investment in our field organization and physician training programs. Impella product revenue outside of the U.S. also increased primarily due to increased utilization in Germany and our continued controlled launch of Impella 2.5 and Impella 5.0 in Japan.

Service and other revenue for the three months ended December 31, 2018 increased by $1.3 million, or 22%, to $7.3 million from $6.0 million for the three months ended December 31, 2017. Service and other revenue for the nine months ended December 31, 2018 increased $3.5 million, or 21%, to $20.2 million from $16.7 million for the nine months ended December 31, 2017. The increase in service and other revenue was primarily due to an increase in preventative maintenance service contracts. We have expanded the number of Impella AIC consoles at many of our existing higher volume customer sites and continue to sell additional consoles to new customer sites. We expect growth for service and other revenue to be slower than our Impella product revenue in the future as most of these using sites in the U.S. have service contracts with three year terms.

Costs and Expenses

Cost of Revenue

Cost of revenue for the three months ended December 31, 2018 increased by $9.0 million, or 36%, to $34.0 million from $25.0 million for the three months ended December 31, 2017. Gross margin was 83.0% for the three months ended December 31, 2018 and 83.8% for the three months ended December 31, 2017.

Cost of revenue for the nine months ended December 31, 2018 increased by $26.2 million, or 38%, to $94.7 million from $68.5 million for the nine months ended December 31, 2017.  Gross margin was 83.2% for the nine months ended December 31, 2018 and 83.7% for the nine months ended December 31, 2017.

The increase in cost of product revenue was related to higher demand for our Impella devices and higher production volume and costs to support growing demand for our Impella devices. The decrease in gross margin for the three and nine months ended December 31, 2018 was due to higher volume offset by increased investment in direct labor and overhead as we expand our manufacturing capacity to support expected growth in our Impella business.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2018 increased by $6.3 million, or 36%, to $24.0 million from $17.7 million for three months ended December 31, 2017. Research and development expense for the nine months ended December 31, 2018 increased $14.0 million, or 26%, to $68.0 million from $54.0 million for the nine months ended December 31, 2017. The increase in research and development expenses was primarily due to product development initiatives relating to our existing products, such as optical sensor technology, on the development of Impella 5.5TM, Impella BTRTM and Impella ECPTM devices, the expansion of our engineering organization, increased clinical spending primarily related to our cVAD registry and STEMI trial and our continued focus on quality initiatives for our Impella devices.

We expect research and development expenses to increase for the remainder of fiscal 2019 as we continue to increase clinical spending related to our cVAD Registry, launch the pivotal STEMI trial and other clinical trials.  We also expect to incur additional costs as we continue to focus on engineering initiatives to improve our existing products and develop new technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2018 increased by $13.6 million, or 20%, to $80.2 million from $66.6 million for the three months ended December 31, 2017. Selling, general, and administrative expenses for the nine months ended December 31, 2018 increased $53.1 million, or 28%, to $240.3 million from $187.2 million for the nine months ended December 31, 2017. The increase in selling, general and administrative expenses was primarily due to the hiring of additional field sales and clinical personnel in the U.S. and Germany, our continued commercial launch in Japan, increased spending on marketing initiatives as we continue to educate U.S. physicians on the benefits to patients of hemodynamic support with our Impella products following PMAs, stock-based compensation expense, higher payroll taxes associated with stock option exercises and restricted stock unit vestings and legal expenses related to ongoing patent litigation and other legal matters discussed in “Note 11. Commitments and Contingencies—Litigation” to our consolidated financial statements.

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

Income Tax Provision

Our income tax provision was $19.6 million for the three months ended December 31, 2018 and our income tax benefit was $20.2 million for the nine months ended December 31, 2018.  Our income tax provision was $32.2 million and $36.6 million for the three and nine months ended December 31, 2017, respectively. Our effective tax rate was 30.5% and (12.3)% for the three and nine months ended December 31, 2018, respectively, and 70.6% and 32.7% for the three and nine months ended December 31, 2017, respectively. The decrease in the effective income tax rate for the three months ended December 31, 2018 was due primarily to the writeoff of $22.0 million in deferred tax assets with lower U.S. income tax rate with the enactment of the Tax Reform Act in December 2017.  The decrease in the effective income tax rate for the nine months ended December 31, 2018 was primarily due to excess tax benefits recognized associated with stock-based awards of $68.5 million during the nine months ended December 31, 2018 compared with $24.5 million for the nine months ended December 31, 2017.  In addition, effective January 1, 2018, the Tax Reform Act, among other changes, reduced the U.S. federal statutory corporate income tax rate from 35% to 21%.

Net Income

For the three months ended December 31, 2018, net income was $44.9 million, or $1.00 per basic share and $0.97 per diluted share, compared to $13.4 million, or $0.30 per basic share and $0.29 per diluted share for three months ended December 31, 2017. For the nine months ended December 31, 2018, net income was $185.1 million, or $4.13 per basic share and $4.01 per diluted share, compared to $75.3 million, or $1.71 per basic share and $1.65 per diluted share for the nine months ended December 31, 2017. As discussed above, the enactment of the Tax Reform Act resulted in a decrease in net income of $22.0 million, or $0.50 per basic and $0.48 per diluted share for the three and nine months ended December 31, 2017.  Our net income included excess tax benefits of $0.04 per basic and diluted share for the three months ended December 31, 2018 compared to $0.07 per basic and diluted share for the three months ended December 31, 2017.  Our net income included excess tax benefits of $1.53 per basic share and $1.48 per diluted share for the nine months ended December 31, 2018 compared to $0.56 per basic share and $0.54 per diluted share for the nine months ended December 31, 2017.

Our net income for fiscal 2019 was also driven by higher product revenue due to greater utilization of our Impella devices in the U.S., Germany and Japan.

Liquidity and Capital Resources

At December 31, 2018, our total cash, cash equivalents and marketable securities totaled $458.2 million, an increase of $58.4 million compared to $399.8 million at March 31, 2018. The increase in our cash, cash equivalents and marketable securities during the nine months ended December 31, 2018 was primarily due to positive cash flows from operations.

Following is a summary of our cash flow activities:

	For the Nine Months Ended December 31,
	2018	2017
Net cash provided by operating activities	$181,806	$136,147
Net cash used for investing activities	(80,701)	(112,307)
Net cash used for financing activities	(58,794)	(11,688)
Effect of exchange rate changes on cash	(1,105)	(690)
Net increase in cash and cash equivalents	$41,206	$11,462

Cash Provided by Operating Activities

For the nine months ended December 31, 2018, cash provided by operating activities consisted of net income of $185.1 million, adjustments for non-cash items of $29.8 million and cash used in working capital of $33.1 million. The increase in net income was primarily due to higher revenue from increased utilization of our Impella devices. Adjustments for non-cash items consisted primarily of $43.8 million of stock-based compensation expense, a $26.0 million change in deferred tax provision, $9.9 million of depreciation and amortization expense, $3.2 million in inventory and other write-downs, and $1.6 million in accretion on marketable securities. Cash used in working capital consisted of a $19.3 million increase in accounts receivable due to increased sales and a $26.5 million increase in inventory to support growing demand for our Impella devices, offset by an $11.8 million increase in accounts payable and accrued expenses primarily due to increased expenditures.

For the nine months ended December 31, 2017, cash provided by operating activities consisted of net income of $75.3 million, adjustments for non-cash items of $76.5 million and cash used in working capital of $15.7 million. The increase in net income was primarily due to higher revenue from increased utilization of our Impella devices. Adjustments for non-cash items consisted primarily of $29.2 million of stock-based compensation expense, a $34.7 million change in deferred tax provision due to the revaluation of our net deferred tax assets related to the Tax Reform Act, $8.1 million of depreciation expense on property and equipment and $3.2 million in inventory and other asset write-downs. The change in cash from working capital included a $10.3 million increase in accounts receivable associated with higher revenue, $12.0 million increase in inventory to support growing demand for our Impella devices, a $6.5 million increase in accounts payable and accrued expenses and a $1.2 million increase in deferred revenue.

Cash Used for Investing Activities

For the nine months ended December 31, 2018, net cash used for investing activities primarily consisted of $14.8 million in purchases (net of maturities) of marketable securities and $35.5 million for the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research and development facilities in Danvers, Massachusetts and Aachen, Germany. We also made $30.4 million of investments in other assets and intangible assets.

For the nine months ended December 31, 2017, net cash used for investing activities primarily consisted of $61.7 million in purchases (net of maturities) of marketable securities and $44.2 million for the purchase of property and equipment primarily related to the purchase of our corporate headquarters building in Danvers, Massachusetts during the three months ended December 31, 2017 and the continued expansion of manufacturing capacity, office space and research and development facilities in Danvers and Aachen, Germany.  We also have made $6.4 million of investments in private medical technology companies during fiscal 2018.

Capital expenditures for fiscal 2019 are estimated to range from $45 million to $50 million, including additional capital expenditures for manufacturing capacity expansions in our Danvers, Massachusetts and Aachen, Germany facilities, additional office space, building and leasehold improvements and information systems development projects.

Cash Used for Financing Activities

For the nine months ended December 31, 2018, net cash used for financing activities included $71.2 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards. This amount was offset by $11.0 million in proceeds from the exercise of stock options and $1.4 million in proceeds from the issuance of stock under the employee stock purchase plan.

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

Our liquidity is influenced by our ability to sell our products in a competitive industry and our customers’ ability to pay for our products. Factors that may affect liquidity include our ability to penetrate the market for our products, maintain or reduce the length of the selling cycle for our products, capital expenditures, investments in collaborative arrangements with other partners, and our ability to collect cash from customers after our products are sold. We also expect to continue to incur legal expenses for the foreseeable future related to ongoing patent litigation and other legal matters. We continue to review our short-term and long-term cash needs on a regular basis. At December 31, 2018 we had no long-term debt outstanding.

Marketable securities at December 31, 2018 and March 31, 2018 consisted of $374.0 million and $356.8 million, respectively, held in investment funds that invest in U.S. Treasury, government-backed and corporate debt securities, and commercial paper. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to auction rate securities markets.

Cash and cash equivalents held by our foreign subsidiaries totaled $22.6 million and $13.3 million at December 31, 2018 and March 31, 2018, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. Since most of our cash and cash equivalents held by foreign subsidiaries which are disregarded entities for domestic tax purposes, any repatriation of foreign subsidiary earnings to the U.S. would likely have a nominal tax impact.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Primary Market Risk Exposures

Our cash, cash equivalents and marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2018, we believe the decline in fair market value of our investment portfolio would be immaterial.

Currency Exchange Rates

We have foreign currency exposure to exchange rate fluctuations and particularly with respect to the Euro, British pound sterling, Japanese yen and Singapore dollar. Therefore, our investment in our subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive (loss) income component of stockholders’ equity. If rates of exchange for these currencies noted above were to have depreciated by 10% relative to the U.S. dollar from levels at December 31, 2018, the result would have been a reduction of stockholders’ equity of approximately $11.8 million.

Fair Value of Financial Instruments

At December 31, 2018, our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and contingent consideration. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, these disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the third quarter of our fiscal year ending March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective February 5, 2019, the Company’s Board of Directors adopted Amendment No. 1 to the Company’s Amended and Restated By-Laws. The sole purpose of Amendment No. 1 is to update Section 1.1 of the By-Laws to provide the Board of Directors flexibility to fix the date of the Company’s annual meeting of stockholders, which the By-Laws previously fixed as the second Wednesday of August in each year.  The full text of Section 1.1, as amended, reads as follows:

Annual Meeting.  An annual meeting of the stockholders for the election of directors to succeed those whose terms expire and for the transaction of such other business as may properly come before the meeting shall be held at the place, if any, within or without the State of Delaware, on the date and at the time that the board of directors shall each year fix.  Unless stated otherwise in the notice of the annual meeting of the stockholders of the corporation, such annual meeting shall be at the principal office of the corporation.

A copy of Amendment No. 1 is filed with Exhibit 3.2 to this Report and is incorporated into this Item 5 by reference.

Item 6.	Exhibits

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

2.1	Agreement on the Sale and Transfer of all shares in ECP Entwicklungsgellschaft mbH		8-K	July 7, 2014 (File No. 001-09585)	2.1

2.2	Agreement on the Sale and Transfer of all shares in AIS GmbH Aachen Innovation Solutions		8-K	July 7, 2014 (File No. 001-09585)	2.2

3.1	Restated Certificate of Incorporation.		S-3	September 29, 1997	3.1

3.2	Amended and Restated By-Laws, as amended.	X

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.		S-3	September 29, 1997	3.3

3.4	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K	March 21, 2007 (File No. 001-09585)	3.4

10.1	Lease agreement amendment for additional space in Danvers, Massachusetts dated July 23, 2018		10-Q	August 2, 2018 (File No. 001-09585)	10.1

31.1	Principal Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Principal Financial Officer Certification pursuant to Securities Exchange Act Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of December 31, 2018 and March 31, 2018; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

		X

ABIOMED, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: February 5, 2019	/s/ TODD A. TRAPP
Todd A. Trapp
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)