Form 10-Q
period 2019-06-30
ABIOMED INC
filed 2019-08-01
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 25, 2019, 45,376,713 shares of the registrant’s common stock, $.01 par value, were outstanding.

EXPLANATORY NOTES

Pending Trademarks and Registered Marks

Throughout this quarterly report on Form 10-Q (the “Report”), we refer to various trademarks, service marks and trade names that we use in our business. ABIOMED, IMPELLA, IMPELLA 2.5, IMPELLA 5.0, IMPELLA LD, IMPELLA CP, IMPELLA RP, and IMPELLA CONNECT are registered trademarks of ABIOMED, Inc., and are registered in the U.S. and certain foreign countries. IMPELLA BTR, IMPELLA 5.5, IMPELLA ECP, CVAD StudyTM and SMARTASSIST are pending trademarks of ABIOMED, Inc. Other trademarks and service marks appearing in this Report are the property of their respective holders.

Company References

Throughout this Report, “ABIOMED, Inc.,” the “Company,” “we,” “us” and “our” refer to ABIOMED, Inc. and its consolidated subsidiaries.

Where You Can Find More Information

We make available, free of charge on our website located at www.abiomed.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with or furnishing such reports to the U.S. Securities and Exchange Commission (the “SEC”). We also use our website for the distribution of Company information. The information we post on our website may be deemed to be material information. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website are not incorporated by reference into this Report.

PART I. FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	June 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$101,048	$121,021
Short-term marketable securities	385,624	370,677
Accounts receivable, net	86,206	90,809
Inventories	87,726	80,942
Prepaid expenses and other current assets	16,761	13,748
Total current assets	677,365	677,197
Long-term marketable securities	40,032	21,718
Property and equipment, net	151,654	145,005
Goodwill	33,035	32,601
In-process research and development	15,411	15,208
Long-term deferred tax assets, net	66,743	77,502
Other assets	140,820	85,115
Total assets	$1,125,060	$1,054,346
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,688	$32,185
Accrued expenses	51,941	57,420
Deferred revenue	16,193	16,393
Other current liabilities	2,379	-
Total current liabilities	100,201	105,998
Contingent consideration	9,931	9,575
Long-term deferred tax liabilities	833	822
Other long-term liabilities	11,502	1,061
Total liabilities	122,467	117,456
Commitments and contingencies (Note 12)
Stockholders' equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	454	451
Authorized - 100,000,000 shares; Issued - 47,435,945 shares at June 30, 2019 and 47,026,226 shares at March 31, 2019
Outstanding - 45,374,278 shares at June 30, 2019 and 45,122,985 shares at March 31, 2019
Additional paid in capital	704,884	690,507
Retained earnings	488,396	399,473
Treasury stock at cost - 2,061,667 shares at June 30, 2019 and 1,903,241 shares at March 31, 2019	(179,386)	(138,852)
Accumulated other comprehensive loss	(11,755)	(14,689)
Total stockholders' equity	1,002,593	936,890
Total liabilities and stockholders' equity	$1,125,060	$1,054,346

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	For the Three Months Ended June 30,
	2019	2018
Revenue	$207,666	$180,010
Costs and expenses:
Cost of revenue	37,073	30,850
Research and development	23,790	21,273
Selling, general and administrative	86,078	81,139
	146,941	133,262
Income from operations	60,725	46,748
Other income:
Investment income, net	3,049	1,551
Other income, net	39,364	188
	42,413	1,739
Income before income taxes	103,138	48,487
Income tax provision (benefit)	14,215	(41,579)
Net income	$88,923	$90,066

Basic net income per share	$1.97	$2.02
Basic weighted average shares outstanding	45,215	44,546

Diluted net income per share	$1.93	$1.95
Diluted weighted average shares outstanding	46,092	46,169

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	For the Three Months Ended June 30,
	2019	2018
Net income	$88,923	$90,066
Other comprehensive income (loss):
Foreign currency translation gains (losses)	2,334	(6,852)
Net unrealized gains (losses) on marketable securities	600	143
Other comprehensive income (loss)	2,934	(6,709)

Comprehensive income	$91,857	$83,357

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	For the Three Months Ended June 30, 2019
	Common Stock		Treasury Stock
	Shares	Par value	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, March 31, 2019	45,122,985	$451	1,903,241	$(138,852)	$690,507	$399,473	$(14,689)	$936,890
Restricted stock units issued	373,430	4	—	—	(4)	—	—	—
Stock options exercised	36,289	1	—	—	1,260	—	—	1,261
Return of common stock to pay withholding taxes on restricted stock	(158,426)	(2)	158,426	(40,534)	—	—	—	(40,536)
Stock compensation expense	—	—	—	—	13,121	—	—	13,121
Other comprehensive income	—	—	—	—	—	—	2,934	2,934
Net income	—	—	—	—	—	88,923	—	88,923
Balance, June 30, 2019	45,374,278	$454	2,061,667	$(179,386)	$704,884	$488,396	$(11,755)	$1,002,593

	For the Three Months Ended June 30, 2018
	Common Stock		Treasury Stock
	Shares	Par value	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, March 31, 2018	44,375,337	$444	1,725,312	$(67,078)	$619,905	$140,457	$(4,204)	$689,524
Restricted stock units issued	384,887	4	—	—	(4)	—	—	—
Stock options exercised	282,368	3	—	—	5,795	—	—	5,798
Stock issued to directors	80	—	—	—	33	—	—	33
Return of common stock to pay withholding taxes on restricted stock	(166,401)	(2)	166,401	(67,596)	—	—	—	(67,598)
Stock compensation expense	—	—	—	—	12,245	—	—	12,245
Other comprehensive (loss)	—	—	—	—	—	—	(6,709)	(6,709)
Net income	—	—	—	—	—	90,066	—	90,066
Balance, June 30, 2018	44,876,271	$449	1,891,713	$(134,674)	$637,974	$230,523	$(10,913)	$723,359

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended June 30,
	2019	2018
Operating activities:
Net income	$88,923	$90,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,365	2,959
Bad debt (recoveries) expense	(21)	188
Stock-based compensation	13,121	12,245
Write-down of inventory and other	1,259	897
Accretion on marketable securities	(1,306)	(363)
Change in fair value of other investments	(39,654)	—
Deferred tax provision	10,776	(44,463)
Change in fair value of contingent consideration	356	(159)
Other non-cash operating activities	1,003	—
Changes in assets and liabilities:
Accounts receivable	4,801	1,930
Inventories	(7,239)	(7,794)
Prepaid expenses and other assets	(3,417)	(2,131)
Accounts payable	(1,463)	2,684
Accrued expenses and other liabilities	(6,643)	(6,576)
Deferred revenue	(233)	(2,852)
Net cash provided by operating activities	64,628	46,631
Investing activities:
Purchases of marketable securities	(124,067)	(24,702)
Proceeds from the sale and maturity of marketable securities and other	93,180	75,782
Purchases of other investments and intangible assets	(2,800)	(1,166)
Purchases of property and equipment	(12,250)	(15,147)
Net cash (used for) provided by investing activities	(45,937)	34,767
Financing activities:
Proceeds from the exercise of stock options	1,260	5,798
Taxes paid related to net share settlement upon vesting of stock awards	(40,536)	(67,598)
Net cash used for financing activities	(39,276)	(61,800)
Effect of exchange rate changes on cash	612	(1,285)
Net (decrease) increase in cash and cash equivalents	(19,973)	18,313
Cash and cash equivalents at beginning of period	121,021	42,975
Cash and cash equivalents at end of period	$101,048	$61,288

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,584	$2,956
Supplemental disclosure of non-cash activities:
Property and equipment in accounts payable and accrued expenses	3,619	3,196
Right-of-use assets obtained in exchange for lease liabilities	14,139	—

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

Note 2. Basis of Preparation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting and in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 that has been filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments that are necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period may not be indicative of results for the full fiscal year or any other subsequent period.

There have been no changes in the Company’s significant accounting policies for the three months ended June 30, 2019 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 that has been filed with the SEC.

Recently Adopted Accounting Pronouncements

Effective April 1, 2019, the Company adopted the Financial Accounting Standards Board, or FASB standard update ASU 2016-02 (“Topic 842”), “Leases,” which requires lessees with lease arrangements exceeding a one-year term, to record a right-of-use asset and lease obligation on the balance sheet, whether operating or financing, and related lease expenses for operating leases and amortization and interest expense for financing leases in the statement of operations. Additional information and disclosures required by this standard are contained in “Note 8. Leases.”

Recently Issued Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13 (“Topic 326”), “Financial Instruments-Credit Losses”. This new guidance will require financial instruments to be measured at amortized cost, and accounts receivables to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. ASU 2016-13 is effective for annual reporting periods beginning after December 31, 2019. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements. ASU 2016-13 will become effective for the Company in fiscal 2021.

In January 2017, the FASB issued ASU 2017-04, (“Topic 350”), “Intangibles - Goodwill and Other.” The new guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which required companies to estimate the implied fair value of goodwill and recognize an impairment charge by the amount in which the carrying value exceeds the implied fair value. Under the new guidance, if the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge will be recorded, even if the difference is attributable to the fair value of other assets in the reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements. ASU 2017-04 will become effective for the Company in fiscal 2021.

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

Note 3. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities include stock options, restricted stock units, performance-based stock awards and shares to be purchased under the Company’s employee stock purchase plan. The Company’s basic and diluted net income per share for the three months ended June 30, 2019 and 2018 were as follows (in thousands, except per share data):

	For the Three Months Ended June 30,
Basic Net Income Per Share	2019	2018
Net income	$88,923	$90,066

Weighted average shares - basic	45,215	44,546

Net income per share - basic	$1.97	$2.02

	For the Three Months Ended June 30,
Diluted Net Income Per Share	2019	2018
Net income	$88,923	90,066

Weighted average shares - basic	45,215	44,546
Effect of dilutive securities	877	1,623
Weighted average shares - diluted	46,092	46,169

Net income per share - diluted	$1.93	$1.95

For the three months ended June 30, 2019, approximately 117,200 shares underlying out-of-the-money stock options were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive. Also, approximately 98,290 restricted shares in the three months ended June 30, 2019, related to performance-based awards for which milestones were not met at that time, were not included in the computation of diluted earnings per share.

For the three months ended June 30, 2018, approximately 36,000 shares underlying out-of-the-money stock options were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive. Also, approximately 85,000 restricted shares in the three months ended June 30, 2018, related to performance-based and market-based awards for which milestones have not been met, were not included in the computation of diluted earnings per share.

Note 4. Revenue Recognition

Adoption of Topic 606, Revenue from Contracts with Customers

The Company adopted Topic 606 on April 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of Topic 606 did not have a material impact on the Company’s consolidated balance sheet, statement of operations, stockholders’ equity or cash flows as of the adoption date or for the three months ended June 30, 2019.

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

Disaggregation of Revenue

The Company generally sells most of its products and services through a direct sales force in the U.S., Germany and Japan and through direct sales or distribution agreements in other international markets (e.g., certain other European markets, Canada, Latin America, and Asia-Pacific). Revenue is disaggregated from contracts between product revenue and service and other revenue and by geography, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors.

The following table disaggregates the Company’s revenue by products and services:

	For the Three Months Ended June 30,
	2019	2018
	(in $000's)
Impella product revenue	$199,864	$173,675
Service and other revenue	7,802	6,335
Total revenue	$207,666	$180,010

The following table disaggregates the Company’s revenue by geographical location:

	For the Three Months Ended June 30,
	2019	2018
	(in $000's)
U.S. revenue	$175,486	$157,595
International revenue	32,180	22,415
Total revenue	$207,666	$180,010

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

Rebates and Discounts

The Company provides certain customers with rebates and discounts that are defined in the Company’s contract arrangements with customers and are recorded as a reduction of revenue in the period the related product revenue is recognized, resulting in a reduction to revenue and the establishment of a liability, which are all included in accrued expenses in the accompanying consolidated balance sheets. Rebates normally result from performance-based offers that are primarily based on attaining contractually specified sales volumes as well as product usage.  Discounts are normally from early payment incentives. The Company estimates the amount of rebates and discounts based on an estimate of the third-party’s sales and the respective rebate or discount defined in the customer contractual arrangement. Revenue adjustments that relate to performance obligations satisfied in prior periods during the three months ended June 30, 2019 and 2018, were not material.

Contract Balances

The timing of revenue recognition, billings, shipments and cash collections results in accounts receivables and deferred revenue on the consolidated balance sheet. A receivable is recognized in the period the Company’s right to the consideration from the customer is unconditional. The change in the accounts receivable balances relate to the timing of revenue recognition, billings and cash collections. The Company generally does not have any performance obligations with a term of more than one year.

Payment terms vary by contract type and type of customer and generally range from 30 to 60 days for direct sales customers. Payment terms with certain international distributors can range from 60 to 120 days. The Company’s contracts with customers do not typically include extended payment terms.

Deferred Revenue

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, deferred revenue is recorded. Deferred revenue is recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

The Company’s deferred revenue balance was $16.2 million as of June 30, 2019 and $16.4 million as of March 31, 2019 respectively, and it was due to the timing of product shipment and completion of recognizing revenue when the customer obtains control of the product, and additional preventative maintenance service contracts and the subsequent recognition of the contract ratably over the term of the service contract. During the three months ended June 30, 2019, the Company recognized $8.5 million of revenue that was included in the deferred revenue balance as of March 31, 2019. During the three months ended June 30, 2018, the Company recognized $8.6 million of revenue that was included in the deferred revenue balance as of March 31, 2018.

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

Note 5. Cash Equivalents, Marketable Securities and Fair Value Measurements

The Company’s cash equivalents and marketable securities at June 30, 2019 and March 31, 2019 are classified on the balance sheet as follows:

	June 30, 2019	March 31, 2019
	(in $000's)
Cash equivalents	$46,433	$80,089
Short-term marketable securities	385,624	370,677
Long-term marketable securities	40,032	21,718
	$472,089	$472,484

The Company’s cash equivalents and marketable securities at June 30, 2019 and March 31, 2019 are invested in the following:

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
June 30, 2019:	(in $000's)
Money market funds	$26,433	$—	$—	$26,433
Repurchase agreements	20,000	—	—	20,000
Short-term U.S. Treasury mutual fund securities	47,166	57	—	47,223
Short-term government-backed securities	152,317	191	—	152,508
Short-term corporate debt securities	127,268	234	(1)	127,501
Short-term commercial paper	58,319	73	—	58,392
Long-term government-backed securities	3,982	5	—	3,987
Long-term corporate debt securities	35,666	379	—	36,045
	$471,151	$939	$(1)	$472,089

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
March 31, 2019:	(in $000's)
Money market funds	$60,089	$—	$—	$60,089
Repurchase agreements	20,000	—	—	20,000
Short-term U.S. Treasury mutual fund securities	58,786	13	(12)	58,787
Short-term government-backed securities	126,336	60	(15)	126,381
Short-term corporate debt securities	128,626	97	(9)	128,714
Short-term commercial paper	56,780	16	(1)	56,795
Long-term corporate debt securities	21,529	189	—	21,718
	$472,146	$375	$(37)	$472,484

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

The following tables presents the Company’s fair value hierarchy for its financial instruments measured at fair value as of June 30, 2019 and March 31, 2019:

	Level 1	Level 2	Level 3	Total
June 30, 2019:	(in $000's)
Assets
Money market funds	$26,433	$—	$—	$26,433
Repurchase agreements	—	20,000	—	20,000
Short-term U.S. Treasury mutual fund securities	—	47,223	—	47,223
Short-term government-backed securities	—	152,508	—	152,508
Short-term corporate debt securities	—	127,501	—	127,501
Short-term commercial paper	—	58,392	—	58,392
Long-term government-backed securities	—	3,987	—	3,987
Long-term corporate debt securities	—	36,045	—	36,045
Investment in Shockwave Medical	95,849	—	—	95,849
Liabilities
Contingent consideration	—	—	9,931	9,931

	Level 1	Level 2	Level 3	Total
March 31, 2019:	(in $000's)
Assets
Money market funds	$60,089	$—	$—	$60,089
Repurchase agreements	—	20,000	—	20,000
Short-term U.S. Treasury mutual fund securities	—	58,787	—	58,787
Short-term government-backed securities	—	126,381	—	126,381
Short-term corporate debt securities	—	128,714	—	128,714
Short-term commercial paper	—	56,795	—	56,795
Long-term corporate debt securities	—	21,718	—	21,718
Investment in Shockwave Medical	56,195	—	—	56,195
Liabilities
Contingent consideration	—	—	9,575	9,575

The Company has determined that the estimated fair value of its money market funds and its investment in Shockwave Medical, a publicly traded medical device company, are reported as Level 1 financial assets as they are valued at quoted market prices in active markets. The investment in Shockwave Medical is classified within Other assets in the consolidated balance sheet.

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

The Company’s financial liabilities consisted of contingent consideration potentially payable related to the acquisition of ECP Entwicklungsgesellschaft mbH, or ECP, and AIS GmbH Aachen Innovative Solutions, or AIS, in July 2014. The Company acquired ECP and AIS for $13.0 million in cash, with additional potential payouts totaling $15.0 million based on the achievement of CE Mark approval in the European Union and a revenue-based milestone related to the development of the future Impella ECPTM expandable catheter pump technology. These potential milestone payments may be made, at the Company’s option, by a combination of cash or ABIOMED common stock. As of June 30, 2019, the Company used a combination of an income approach, based on various revenue and cost assumptions and applying a probability to each outcome and a Monte-Carlo valuation model. For the clinical and regulatory milestone, probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. The revenue-based milestone is valued using a Monte-Carlo valuation model, which simulates estimated future revenues during the earn out-period using management's best estimates. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans.

This liability is reported as Level 3 as the estimated fair value of the contingent consideration related to the acquisition of ECP requires significant management judgment or estimation and is calculated using the following valuation methods:

	Milestone Payment	Fair Value at June 30, 2019	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
	(in $000's)
Clinical and regulatory milestone	$7,000	$5,495	Probability weighted income approach	Projected fiscal year of milestone payments	2021 to 2023
				Discount rate	3.2% to 3.4%
				Probability of occurrence	Probability adjusted level of 40% for the base case scenario and 15% to 40% for various downside and upside scenarios

Revenue-based milestone	8,000	4,436	Monte Carlo simulation model	Projected fiscal year of milestone payments	2025 to 2035
				Discount rate	17%
				Expected volatility for forecasted revenues	50%
				Probability of payment (risk-neutral)	71%
	$15,000	$9,931

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019	2018
	(in $000's)
Beginning balance	$9,575	$10,490
Additions	—	—
Payments	—	—
Change in fair value	356	(159)
Ending balance	$9,931	$10,331

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

Note 6. Property and Equipment

The components of property and equipment are as follows:

	June 30, 2019	March 31, 2019
	(in $000's)
Land	$7,318	$7,262
Building and building improvements	93,456	86,705
Leasehold improvements	2,207	2,190
Machinery and equipment	61,568	59,146
Furniture and fixtures	11,968	11,456
Construction in progress	18,305	17,946
Total cost	194,822	184,705
Accumulated depreciation	(43,168)	(39,700)
Property and equipment, net	$151,654	$145,005

Note 7. Goodwill, In-Process Research and Development and Other Assets

Goodwill

The carrying amount of goodwill at June 30, 2019 and March 31, 2019 was $33.0 million and $32.6 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, in May 2005 and ECP and AIS in July 2014. The carrying value of goodwill and the change in the balance for the three months ended June 30, 2019 are as follows:

(in $000's)
Balance, March 31, 2019	$32,601
Foreign currency translation impact	434
Balance, June 30, 2019	$33,035

The Company evaluates goodwill at least annually at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on goodwill.

In-Process Research & Development

The carrying amount of in-process research & development, or IPR&D, assets at June 30, 2019 and March 31, 2019 was $15.4 million and $15.2 million, respectively, and was recorded in conjunction with the Company’s acquisition of ECP and AIS, in July 2014. The estimated fair value of IPR&D assets at the acquisition date was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flow estimates for the future Impella ECPTM expandable catheter pump technology were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company used an original discount rate of 21% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.

The carrying value of the Company’s IPR&D assets and the change in the balance for the three months ended June 30, 2019 are as follows:

(in $000's)
Balance, March 31, 2019	$15,208
Foreign currency translation impact	203
Balance, June 30, 2019	$15,411

The Company evaluates IPR&D assets at least annually at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on IPR&D assets.

Other Assets

Other assets are made of the following:

	June 30, 2019	March 31, 2019
	(in $000's)
Other investments	$122,433	$80,779
Right of use asset - lease (Note 8)	13,234	—
Other intangible assets and other	5,153	4,336
Total other assets	$140,820	$85,115

Other Investments

The Company periodically makes investments in medical device companies that focus on heart failure, heart pump and other medical device technologies. The Company measures investments in equity securities at fair value and recognize changes in fair value in net income. For investments in convertible debt or preferred stock securities that do not have readily determinable market values, the Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. The Company monitors any events or changes in circumstances that may have a significant effect on the fair value of investments, either due to impairment or based on observable price changes, and makes any necessary adjustments.

The carrying value of the Company’s portfolio of other investments and the change in the balance for the three months ended June 30, 2019 and 2018 are as follows:

	For the Three Months Ended June 30,
	2019	2018
	(in $000's)
Beginning balance	$80,779	$12,649
Additions	2,000	1,166
Disposals	—	—
Change in fair value, net	39,654	—
Ending balance	$122,433	$13,815

In fiscal 2019, the Company invested $25.0 million in Shockwave Medical. The fair value of this investment included within Other investments as of June 30, 2019 and March 31, 2019 was $95.8 million and $56.2 million, respectively. During the three months ended June 30, 2019, the Company recognized a pre-tax unrealized gain of $39.7 million on its investment in Shockwave Medical. During the three months ended June 30, 2019 the Company made investments of $2.0 million in other medical device companies.

Other Intangible Assets and Other

Included within other intangible assets and other is $3.6 million related to license manufacturing rights to certain technology from third parties. These intangible assets are classified with other assets in the Company’s consolidated balance sheet and are amortized over their useful life of 15 years.

Note 8. Leases

The Company has operating leases for real estate including corporate offices, warehouse space, vehicles and certain office equipment.

At the inception of a contractual arrangement, the Company determines whether it contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company calculates the associated lease liability and corresponding right-of-use, or ROU, asset upon lease commencement. Operating lease assets and liabilities are recognized based on the present value of minimum lease payments over the lease term using an appropriate discount rate. ROU assets also include any lease payments made at or before lease commencement and any initial direct costs incurred and exclude any lease incentives received.

The discount rate used is the rate that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. At the lease commencement date, the discount rate implicit in the lease is used to discount the lease liability if readily determinable.  If not readily determinable or lease do not contain an implicit rate, the Company’s incremental borrowing rate is used as the discount rate. Discount rates are updated when there is a new lease or a modification to an existing lease, and the methodology is reassessed annually.

The Company records operating lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease ROU as long-term assets. Leases with an initial term of 12 months or less are not recognized on the consolidated balance sheet. Instead, the Company recognizes lease expense for such leases on a straight-line basis over the lease term. The Company have elected the practical expedient where lease agreements with lease and non-lease components are accounted for as a single lease component for all assets.

The Company adopted Topic 842 on April 1, 2019 using the optional transition method. As such, the disclosures required under Topic 842 are not presented for periods before the date of adoption. For the comparative period prior to adoption, the Company presents the disclosures which were previously required under Topic 840.

The Company elected the package of transitional practical expedients for leases existing prior to the adoption date. The Company did not reassess whether existing contracts are or contain leases, leases retained their historical lease classification and initial direct costs were not reassessed for capitalization under the new standard. Operating lease assets and operating lease liabilities were recognized based on the present value of minimum lease payments over the remaining lease term as of the adoption date.

The following table presents supplemental balance sheet information related to our operating leases:

(in $000's)	June 30, 2019
Assets
Operating lease right-of-use assets in other assets	$13,234
Liabilities
Operating lease liabilities in other current liabilities	2,379
Operating lease liabilities in other long-term liabilities	11,286
Total operating lease liabilities	$13,665

The elements of lease expense were as follows:

For the Three Months Ended June 30,
(in $000's)	2019
Operating lease expense	$1,100
Short-term lease expense	28
Total lease expense	$1,128

The following table presents the weighted average remaining lease term and discount rate information related to our operating leases:

Weighted average remaining lease term	5.66 years
Weighted average discount rate	3.21%

Under ASC Topic 840, Leases (“ASC 840”), the Company recognized rent expense on a straight-line basis over the term of the lease and recorded the difference between the amount charged to expense and the rent paid as prepaid rent or deferred rent liability. As of March 31, 2019, the amount of deferred rent was $0.3 million, which was subsequently reclassified as contra-asset against the ROU asset upon adoption of ASU No. 2016-02 on April 1, 2019.

Maturities of lease liabilities as of June 30, 2019 are as follows:

Future Operating Lease Payments
Fiscal Years Ended March 31,	(in $000's)
2020	$2,180
2021	3,338
2022	2,853
2023	1,577
2024	1,440
Thereafter	3,644
Total minimum lease payments	15,032
Less: imputed interest	(1,367)
Present value of operating lease liabilities	13,665

Minimum future lease payments previously disclosed under ASC 840 in our Annual Report on Form 10-K for the year ended March 31, 2019 were as follows:

Operating Lease Payments
Fiscal Years Ended March 31,	(in $000s)
2020	$3,398
2021	2,712
2022	2,000
2023	1,462
2024	1,414
Thereafter	3,288
Total minimum lease payments	$14,274

Note 9. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2019	March 31, 2019
	(in $000's)
Employee compensation	$26,887	$32,926
Sales and income taxes	13,055	12,262
Research and development	3,269	3,309
Marketing	1,582	1,707
Professional, legal, and accounting fees	2,008	2,757
Warranty	1,528	1,272
Other	3,612	3,187
	$51,941	$57,420

Employee compensation consists primarily of accrued bonuses, commissions, employee benefits, payroll taxes (on equity awards) at June 30, 2019 and March 31, 2019.

Note 10. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019	2018
	(in $000's)
Cost of product revenue	$841	$575
Research and development	1,883	1,966
Selling, general and administrative	10,397	9,704
	$13,121	$12,245

Stock Options

The following table summarizes the stock option activity for the three months ended June 30, 2019:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at beginning of period	853	$87.14	5.57
Granted	104	266.52
Exercised	(36)	34.72
Cancelled and expired	(10)	240.24
Outstanding at end of period	910	$108.04	5.86	$148,322
Exercisable at end of period	672	$59.84	4.78	$137,671
Options vested and expected to vest at end of period	904	$108.10	5.85	$147,284

Stock options generally vest and become exercisable annually over three years. The remaining unrecognized stock-based compensation expense for unvested stock option awards at June 30, 2019 was approximately $19.3 million and the estimated weighted-average period over which this cost will be recognized is 2.3 years.

The aggregate intrinsic value of options exercised was $8.2 million for the three months ended June 30, 2019. The total cash received as a result of employee stock option exercises for the three months ended June 30, 2019 was approximately $1.3 million.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair values and weighted average assumptions used in the calculation of fair value of options granted during the three months ended June 30, 2019 and 2018 was as follows:

	For the Three Months Ended June 30,
	2019	2018
Weighted average grant-date fair value	$96.30	$142.51

Valuation assumptions:
Risk-free interest rate	2.03%	2.93%
Expected option life (years)	4.14	4.04
Expected volatility	42.3%	42.6%

Restricted Stock Units

The following table summarizes activity of restricted stock units for the three months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)
Restricted stock units at beginning of period	620	$193.53
Granted	145	262.71
Vested	(373)	141.57
Forfeited	(54)	316.58
Restricted stock units at end of period	338	$262.47

Restricted stock units generally vest annually over three years. The remaining unrecognized compensation expense for outstanding restricted stock units, including performance and market-based awards, as of June 30, 2019 was $72.7 million and the estimated weighted-average period over which this cost will be recognized is 2.3 years.

The weighted average grant-date fair value for restricted stock units granted during the three months ended June 30, 2019 was $262.71. The total fair value of restricted stock units vested during the three months ended June 30, 2019 was $95.4 million.

Performance-Based Awards

In May 2019, performance-based awards of restricted stock units for the potential issuance of up to 196,580 shares of common stock were issued to certain executive officers and employees, which vest upon achievement of prescribed service milestones by the award recipients and the achievement of prescribed performance milestones by the Company. As of June 30, 2019, the Company is recognizing compensation expense based on the probable outcome related to the prescribed performance targets on the outstanding awards.

Note 11. Income Taxes

The Company’s income tax provision was $14.2 million for the three months ended June 30, 2019, and the income tax benefit was $41.6 million for the three months ended June 30, 2018. The Company’s effective tax rate was 13.8% and (85.8)% for the three months ended June 30, 2019 and 2018, respectively. The Company’s U.S. federal statutory corporate income tax rate of 21% was applied in the computation of the income tax provision for the three months ended June 30, 2019 and 2018.

The significant differences between the statutory income tax rate and effective income tax rate for the three months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,
	2019	2018
Statutory income tax rate	21.0%	21.0%
(Decrease) increase resulting from:
Excess tax benefits from stock-based awards	(12.4)	(111.0)
Credits	(1.6)	(1.8)
State taxes, net	3.4	4.3
Permanent differences	1.9	1.6
Other	1.4	0.1
Effective tax rate	13.8%	(85.8)%

The Company recognizes excess tax benefits and shortfalls in the income tax provision as discrete items in the period in which restricted stock units vest or stock option exercises occur. The Company recognized excess tax benefits associated with stock-based awards of $12.8 million and $53.8 million as an income tax benefit for the three months ended June 30, 2019 and 2018, respectively. These recognized excess tax benefits resulted from restricted stock units that vested or stock options that were exercised during each period. The amount of future excess tax benefits or shortfalls will likely fluctuate from period to period based on the price of the Company’s stock, the number of restricted stock units that vest or stock options that are exercised, and the fair value assigned to such stock-based awards under U.S. GAAP.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. During fiscal 2019, the Company closed an income tax audit in Germany, which covered fiscal years 2012 through 2015 and an Internal Revenue Service (“IRS”) audit in the U.S. during fiscal 2019 relating to its fiscal year 2016 tax return.  These audits did not materially impact our financial statements. All other tax years remain subject to examination by the federal, state and foreign tax authorities.

Note 12. Commitments and Contingencies

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

Thoratec Matters

Thoratec Corporation (“Thoratec”), a subsidiary of Abbott Laboratories, has challenged a number of Company-owned patents in Europe in connection with the launch of Thoratec’s HeartMate PHPTM medical device (“PHP”) in Europe. The Company has counterclaimed for infringement in the Dusseldorf Regional Court in Germany. The infringement action has been stayed until resolution of invalidity proceedings at the German Federal Court of Justice. These actions relate solely to Thoratec’s ability to manufacture and sell its PHP product in Europe and have no impact on the Company's ability to manufacture or sell its Impella® line of medical devices.

Maquet Matters

In December 2015, the Company received a letter from Maquet Cardiovascular LLC (“Maquet”), a subsidiary of Getinge AB, asserting that the Company’s Impella® devices infringe certain claims with guidewire, lumen, rotor, purge and sensor features, which were in two Maquet patents and one pending patent application (which has since issued as a third patent) in the U.S. and elsewhere, and attaching a draft litigation complaint.  The letter encouraged the Company to take a license from Maquet. In May 2016, the Company filed suit in U.S. District Court for the District of Massachusetts (“D. Mass.” or “the Court”) against Maquet, seeking a declaratory judgment that the Company’s Impella devices do not infringe Maquet’s cited patent rights.  The three Maquet patents will expire in September 2020, December 2020 and October 2021.

In August 2016, Maquet sent a letter to the Company identifying four new Maquet U.S. continuation patent filings with claims that Maquet alleges are infringed by the Company’s Impella devices. The four U.S. continuation applications have been issued as patents of Maquet and will expire in September 2020.

In September 2016, Maquet filed a response to the Company’s suit in D. Mass., including various counterclaims alleging that the Company’s Impella 2.5®, Impella CP®, Impella 5.0®, and Impella RP® heart pumps infringe certain claims of the three original issued U.S. patents (“2016 Action”). On July 21, 2017, the Court granted a motion to add three of the four additional continuation patents to the 2016 Action.  On April 24 and 25, 2018, the Court conducted a Markman hearing on claim interpretation. On September 7, 2018, the judge issued a Memorandum and Order on Claim Construction, where he interpreted the disputed claim terms in the case.  A hearing was held on November 2, 2018 to re-hear arguments on one of the terms. Maquet filed a motion for reconsideration of a disputed claim term. That motion was denied on May 22, 2019.  As a result of Court’s denial, Maquet supplemented its contentions to allege infringement of only one of the six originally asserted patents.  Discovery in the 2016 Action is expected to be completed by the end of 2019.

On November 22, 2017, Maquet filed a second action in D. Mass (the “2017 Action”) alleging that the Company’s Impella 2.5®, Impella CP®, and Impella 5.0® heart pumps infringe certain claims of the fourth additional U.S. continuation patent mentioned above (the seventh patent overall).  Discovery in the 2017 Action is ongoing.

In a series of letters during January and February 2019, Maquet informed the Company of seven new patent applications filed from the patents in the 2016 Action and 2017 Action with claims Maquet alleges would be infringed by the Impella® products if the new applications were to issue as patents. All seven applications issued as patents between February and July of 2019 and will expire in September 2020.  One of the newly issued patents has been added to the 2017 Action.

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

Note 13. Segment and Enterprise Wide Disclosures

The Company operates in one business segment: the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. International sales (meaning sales outside the U.S., primarily in Europe) accounted for 15% and 12% of total revenue for the three months ended June 30, 2019 and 2018, respectively. The Company’s long-lived assets are located in the U.S., except for $44.3 million and $43.4 million at June 30, 2019 and March 31, 2019, respectively, which are located primarily in Germany.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Report, including the documents incorporated by reference in this Report, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “should,” “likely,”  “will” and other words and terms of similar meaning. Each forward-looking statement in this Report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include: our dependence on Impella® products for all of our revenues; our ability to successfully compete against our existing or potential competitors; the acceptance of our products by cardiac surgeons and interventional cardiologists, especially those with significant influence over medical device selection and purchasing decisions; long sales and training cycles associated with expansion into new hospital cardiac centers; reduced market acceptance of our products due to lengthy clinician training process; our ability to effectively manage our growth; our ability to successfully commercialize our products; our ability to obtain regulatory approvals and market and sell our products in certain jurisdictions; enforcement actions and product liability suits relating to off-label uses of our products; unsuccessful clinical trials or procedures relating to products under development; our ability to maintain compliance with regulatory requirements; mandatory or voluntary product recalls; shutdowns of the U.S. federal government; third-party payers’ failure to provide reimbursement of our products; changes in healthcare reimbursement systems in the U.S. and other foreign jurisdictions; our failure to comply with healthcare “fraud and abuse” laws;our failure to comply with the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations; uncertainties associated with our product development efforts; our ability to increase manufacturing capacity to support continued demand for our products; our or our vendors’ failure to achieve and maintain high manufacturing standards; our ability to attract and retain key personnel; our suppliers’ failure to provide the components we require; our ability to expand our direct sales activities into international markets; the economic effects of “Brexit”; poor performance of our distributors in the international markets; our ability to sustain profitability; our potential “ownership change” for U.S. federal income tax purposes and our limited utilization of net operating losses from prior tax years; impact of changes in tax laws, including recently enacted U.S. Tax Reform; our ability to develop and commercialize new products or acquire desirable companies, products or technologies; our failure to protect our intellectual property or develop or acquire additional intellectual property; increased risk of material product liability claims; inventory write-downs and other costs due to product quality problems; liabilities due to failure to protect the confidentiality of patient health information; disruptions of critical information systems or material breaches in the security of our systems; risks and liabilities associated with acquisitions of other companies or businesses; changes in accounting standards, tax laws and financial reporting requirements; changes in methods, estimates and judgments we use in applying our accounting policies; liabilities, expenses and restrictions associated with environmental and health safety laws; fluctuations in foreign currency exchange rates; and other factors discussed in Part I, Item 1A. Risk Factors of our Form 10-K for the year ended March 31, 2019 and the filings subsequently filed with or furnished to the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. Unless otherwise required by law, the company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of unanticipated events.

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

Our Impella 2.5, Impella 5.0, Impella LD, Impella CP and Impella RP devices have U.S Food and Drug Administration, CE Mark and Health Canada approval, which allows us to market these devices in the U.S., European Union and Canada. We expect to continue to make additional PMA supplement submissions for our Impella portfolio of devices for additional indications.

Our Impella 2.5 and Impella 5.0 devices have regulatory approval from the Ministry Health Labour and Welfare, MHLW, in Japan. In March 2019, we received PMDA approval from MHLW for our Impella CP heart pump in Japan.  We expect to start selling the Impella CP heart pump as an additional product offering in Japan beginning in the quarter ending September 30, 2019.

In April 2018, we received FDA approval for our Impella CP SmartAssistTM platform. The SmartAssist platform includes optical sensor technology for improved positioning, the use of algorithms that enable improved native heart assessment during the weaning process and cloud-based technology that enables secure, real-time, remote viewing of the Impella console for physicians and hospital staff from anywhere with internet connectivity. The platform is intended to provide enhanced monitoring capability, reduce setup time and improve ease of use for physicians. The SmartAssist platform is also approved under CE Mark in the European Union and other countries that require a CE Mark approval.  We have begun a controlled roll-out of the SmartAssist platform at certain hospital sites in the U.S. and Europe.

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

In February 2019, the FDA released a letter to health care providers on the Impella RP heart pump reiterating to physicians to follow proper protocols for the use of Impella RP. In May 2019, the FDA issued an update to its February 2019 letter to inform the health care community of these interim post-approval study results which validated that the Impella RP heart pump is safe and effective for the treatment of right heart failure. The results showed a 64% survival rate and 90% heart recovery for the subgroup of Impella RP post approval study patients who met the enrollment criteria of Impella RP’s premarket clinical studies. Impella RP is the only percutaneous technology with FDA approval designating it as safe and effective for right heart support.

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

In September 2016, we received PMDA approval from the Japanese Ministry Health Labour and Welfare, MHLW, for our Impella 5.0 heart pump to provide treatment of drug-resistant acute heart failure in Japan. In July 2017, we received approval from the Japanese MHLW for reimbursement for the Impella 5.0 heart pump. Reimbursement in Japan for the Impella 5.0 is equivalent to our average Impella sales price in the U.S.

In May 2019, we received an expanded PMA from the FDA for labeling of the Impella 5.0 and Impella LD for the treatment of cardiogenic shock. The expansion extends the duration of support for each pump from 6 days to 14 days. This approval expands the previous indication for acute myocardial infarction, cardiogenic shock and post-cardiotomy shock, or PCCS, received in April 2016, and use of the Impella 5.0 and Impella LD heart pumps to provide treatment for heart failure associated with cardiomyopathy leading to cardiogenic shock, received in February 2018.

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

In February 2019, the FDA released a letter to health care providers on the Impella RP heart pump reiterating to physicians to follow proper protocols for the use of Impella RP. In May 2019, the FDA issued an update to its February 2019 letter to inform the health care community of these interim post-approval study results which validated that the Impella RP heart pump is safe and effective for the treatment of right heart failure. The results showed a 64% survival rate and 90% heart recovery for the subgroup of Impella RP post approval study patients who met the enrollment criteria of Impella RP’s premarket clinical studies. Impella RP is the only percutaneous technology with FDA approval designating it as safe and effective for right heart support

The Impella RP device has CE Mark approval for commercial sale in the European Union and other countries that require a CE Mark approval from commercial sales.

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

Critical Accounting Policies and Estimates

Other than the accounting policy changes discussed in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our consolidated financial statements, which is incorporated herein by reference, there have been no significant changes in our critical accounting policies during the three months ended June 30, 2019, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Recently Issued Accounting Pronouncements Not Yet Effective

Information regarding recent accounting pronouncements is included in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our consolidated financial statements and is incorporated herein by reference.

Results of Operations for the Three Months Ended June 30, 2019 compared with the Three Months Ended June 30, 2018

The following table sets forth certain condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	For the Three Months Ended June 30,
	2019	2018
Revenue	100.0%	100.0%
Costs and expenses as a percentage of total revenue:
Cost of revenue	17.9	17.1
Research and development	11.5	11.8
Selling, general and administrative	41.5	45.1
Total costs and expenses	70.8	74.0
Income from operations	29.2	26.0
Other income and income tax provision	(13.6)	(24.0)
Net income as a percentage of total revenue	42.8%	50.0%

Revenue

The following table disaggregates the Company’s revenue by products and services:

	For the Three Months Ended June 30,
	2019	2018
	(in $000's)
Impella product revenue	$199,864	$173,675
Service and other revenue	7,802	6,335
Total revenue	$207,666	$180,010

The following table disaggregates the Company’s revenue by geographical location:

	For the Three Months Ended June 30,
	2019	2018
	(in $000's)
U.S. revenue	$175,486	$157,595
International revenue	32,180	22,415
Total revenue	$207,666	$180,010

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella RP and Impella AIC product sales. Service and other revenue represents revenue earned on service maintenance contracts and preventative maintenance calls.

Total revenue for the three months ended June 30, 2019 increased by $27.7 million, or 15%, to $207.7 million from $180.0 million for the three months ended June 30, 2018. The increase in total revenue was primarily due to higher Impella product revenue from increased utilization in the U.S and Europe and the commercial launch of Impella 2.5 and 5.0 in Japan.

Impella product revenue for the three months ended June 30, 2019 increased by $26.2 million, or 15%, to $199.9 million from $173.7 million for the three months ended June 30, 2018. Most of the increase in Impella product revenue was from increased device sales in the U.S., as we focus on increasing utilization of our disposable catheter products through continued investment in our field organization and physician training programs. Impella product revenue outside of the U.S. also increased primarily due to increased utilization in Germany and our continued launch of Impella in Japan. We expect revenue from our Impella devices to continue to increase with our recent PMA approvals in the U.S. and our continued controlled launch of Impella devices outside of the U.S., with a primary focus on Germany and Japan.

Service and other revenue for the three months ended June 30, 2019 increased by $1.5 million, or 24%, to $7.8 million from $6.3 million for the three months ended June 30, 2018. The increase in service revenue was primarily due to an increase in preventative maintenance service contracts. We have expanded the number of Impella AIC consoles at many of our existing higher volume customer sites and continue to sell additional consoles to new customer sites. We expect revenue growth for service revenue to be consistent with recent history as most of these using sites in the U.S. have service contracts that normally have three year terms.

Costs and Expenses

Cost of Revenue

Cost of revenue for the three months ended June 30, 2019 increased by $6.2 million, or 20%, to $37.1 million from $30.9 million for the three months ended June 30, 2018. Gross margin was 82.1% for the three months ended June 30, 2019 and 82.9% for the three months ended June 30, 2018.

The increase in cost of product revenue was related to higher demand for our Impella devices and higher production volume and costs to support growing demand for our Impella devices. The decrease in gross margin for the three months ended June 30, 2018 was primarily due to increased investment in direct labor and overhead as we expand our manufacturing capacity in both our manufacturing facilities in the U.S. and Germany and our initial launch of Impella CP SmartAssist.

We expect that our ongoing investment in manufacturing capacity and the expansion of our Impella CP SmartAssist platform may decrease gross margin slightly in the near future.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2019 increased by $2.5 million, or 12%, to $23.8 million from $21.3 million for three months ended June 30, 2018. The increase in research and development expenses was primarily due to product development initiatives relating to our existing products, such as optical sensor technology related to the Impella CP SmartAssist the development of Impella 5.5TM and Impella ECPTM devices, the expansion of our engineering organization, increased clinical spending primarily related to our CVAD STUDYTM and STEMI trial and our continued focus on quality initiatives for our Impella devices.

We expect research and development expenses to continue to increase for the remainder of fiscal 2020 as we continue to increase clinical spending related to our CVAD STUDYTM, STEMI trial and other clinical trials as we expect to incur additional costs as we continue to focus on engineering initiatives to improve our existing products and develop new technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2019 increased by $5.0 million, or 6%, to $86.1 million from $81.1 million for the three months ended June 30, 2018. The increase in selling, general and administrative expenses was primarily due to the hiring of additional field sales and clinical personnel in the U.S., Germany and Japan, increased spending on marketing initiatives as we continue to educate physicians on the benefits to patients of hemodynamic support with our Impella products, stock-based compensation expense, higher payroll taxes associated with stock option exercises and restricted stock unit vestings and legal expenses related to ongoing patent litigation and other legal matters discussed in “Note 12. Commitments and Contingencies” to our consolidated financial statements.

We expect to continue to increase our expenditures on sales and marketing activities, with particular investments in field sales and clinical personnel with cath lab expertise to drive recovery awareness for acute heart failure patients. We also plan to increase our marketing, service and training investments as a result of recent PMA approvals in the U.S. for our Impella devices and as we continue our expansion in Germany, Japan and other new markets outside of the U.S. We expect to continue to have significant stock-based compensation expense in the future. We also expect to continue to incur significant legal expenses for the foreseeable future related to ongoing patent litigation and other legal matters discussed in “Note 12. Commitment and Contingencies” to our consolidated financial statements.

Income Tax Provision

Our income tax provision was $14.2 million and income tax benefit was $41.6 million for the three months ended June 30, 2019 and 2018, respectively. Our effective tax rate was 13.8% and (85.8)% for the three months ended June 30, 2019 and 2018, respectively. The increase in the effective income tax rate was due primarily to lower excess tax benefits recognized associated with stock-based awards of $12.8 million and $53.8 million as an income tax benefit for three months ended June 30, 2019 and 2018, respectively. These recognized excess tax benefits resulted from restricted stock units that vested or stock options that were exercised during the three months ended June 30, 2019 and 2018, respectively. In addition, effective January 1, 2018, the U.S. Tax Cuts and Jobs Act of 2017, among other changes, reduced the U.S. federal statutory corporate income tax rate from 35% to 21%.

Net Income

For the three months ended June 30, 2019, net income was $88.9 million, or $1.97 per basic share and $1.93 per diluted share, compared to $90.1 million, or $2.02 per basic share and $1.95 per diluted share, for three months ended June 30, 2018.

Net income for the three months ended June 30, 2019 included excess tax benefits related to stock-based awards of $12.8 million, or $0.28 per basic share and $0.28 per diluted share, and a $30.0 million unrealized gain, net of tax, or $0.65 per diluted share, related to our investment in Shockwave Medical. Net income for the three months ended June 30, 2018 included excess tax benefits of $1.21 per basic share and $1.17 per diluted share.

Our net income for three months ended June 30, 2019 was also driven by higher Impella product revenue due to greater utilization of our Impella devices in the U.S. and Germany.

Liquidity and Capital Resources

At June 30, 2019, our total cash, cash equivalents and marketable securities totaled $526.7 million, an increase of $13.3 million compared to $513.4 million at March 31, 2019. The increase in our cash, cash equivalents and marketable securities during the three months ended June 30, 2019 was primarily due to cash flows provided by operating activities offset by the payment of our annual bonuses, taxes paid related to net settlement of vesting of stock awards during the period and purchases of property and equipment.

Following is a summary of our cash flow activities:

	For the Three Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$64,628	$46,631
Net cash (used for) provided by investing activities	(45,937)	34,767
Net cash used for financing activities	(39,276)	(61,800)
Effect of exchange rate changes on cash	612	(1,285)
Net (decrease) increase in cash and cash equivalents	$(19,973)	$18,313

Cash Provided by Operating Activities

For the three months ended June 30, 2019, cash provided by operating activities consisted of net income of $88.9 million, adjustments for non-cash items of $10.1 million and cash used in working capital of $14.2 million. As discussed above, the change in net income was primarily due to lower excess tax benefits partially offset by higher revenue from increased utilization of our Impella devices and our gain from our investment in Shockwave Medical. Adjustments for non-cash items consisted primarily of $13.1 million of stock-based compensation expense, $10.8 million in deferred tax provision, $4.4 million of depreciation and amortization expense, $1.3 million in inventory and other write-downs, and $1.3 million in accretion on marketable securities. The change in cash from working capital included a $4.8 million decrease in accounts receivable due to timing of collections, a $7.2 million increase in inventory to support demand for our Impella devices, a $8.1 million decrease in accounts payable and accrued expenses primarily due to payment of annual bonuses during the quarter ended June 30, 2019, and a $0.2 million decrease in deferred revenue.

For the three months ended June 30, 2018, cash provided by operating activities consisted of net income of $90.1 million, adjustments for non-cash items of $28.7 million and cash used in working capital of $14.7 million. The increase in net income was primarily due to higher revenue from increased utilization of our Impella devices. Adjustments for non-cash items consisted primarily of $12.2 million of stock-based compensation expense, a $44.5 million change in deferred tax provision, $3.0 million of depreciation expense on property and equipment, $0.9 million in inventory and other write-downs, and $0.4 million in accretion on marketable securities. The change in cash from working capital included a $1.9 million decrease in accounts receivable due to increased collections, a $7.8 million increase in inventory to support growing demand for our Impella devices, a $3.9 million decrease in accounts payable and accrued expenses primarily due to payment of annual bonuses during the quarter ended June 30, 2018, and a $2.9 million decrease in deferred revenue.

Cash (Used for) Provided by Investing Activities

For the three months ended June 30, 2019, net cash provided by investing activities primarily consisted of $30.9 million in maturities (net of purchases) of marketable securities, partially offset by $12.3 million used in the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers and Aachen, Germany.  We also made an additional $2.8 million investment in a private medical technology company during fiscal 2019.

For the three months ended June 30, 2018, net cash provided by investing activities primarily consisted of $51.1 million in maturities (net of purchases) of marketable securities, partially offset by $15.1 million used in the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers and Aachen, Germany.  We also made an additional $1.2 million investment in a private medical technology company during fiscal 2019.

Cash Used for Financing Activities

For the three months ended June 30, 2019, net cash used for financing activities included $40.5 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards. This amount was offset by $1.3 million in proceeds from the exercise of stock options.

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

Our primary liquidity requirements are to fund the expansion of our commercial and operational infrastructure, increase our manufacturing capacity, increase our inventory levels in order to meet growing customer demand for our Impella devices, fund new product development initiatives, continue our controlled commercial launch of Impella devices in Japan and expand to potential new markets, increase clinical spending, cover legal expenses related to ongoing patent litigation, cover payments in lieu of issuing of common stock for payroll withholding taxes upon vesting of certain equity awards and provide for general working capital needs. To date, we have primarily funded our operations through product sales and, to a lesser extent the sale of equity securities.

Capital expenditures for fiscal 2020 are estimated to range from $50 million to $60 million, including additional capital expenditures for manufacturing capacity expansions in our Danvers and Aachen facilities, additional office space, building and leasehold improvements and information systems development projects.

Our liquidity is influenced by our ability to sell our products in a competitive industry and our customers’ ability to pay for our products. Factors that may affect liquidity include our ability to penetrate the market for our products, our ability to maintain or reduce the length of the selling cycle for our products, capital expenditures, investments in collaborative arrangements with other partners, and our ability to collect cash from customers after our products are sold. We also expect to continue to incur legal expenses for the foreseeable future related to ongoing patent litigation and other legal matters. We continue to review our short-term and long-term cash needs on a regular basis. At June 30, 2019 we had no long-term debt outstanding.

In August 2019, we announced that the Board of Directors has authorized the repurchase of up to $200 million of the Company’s common stock. Under the repurchase program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.

Marketable securities at June 30, 2019 and March 31, 2019 consisted of $425.7 million and $392.4 million held in investment funds that are invested in U.S. Treasury, government-backed and corporate debt securities, and commercial paper. We are not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to auction rate securities markets.

Cash and cash equivalents held by our foreign subsidiaries totaled $32.7 million and $25.2 million at June 30, 2019 and March 31, 2019, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. Since most of our cash and cash equivalents held by foreign subsidiaries which are disregarded entities for domestic tax purposes, any repatriation of foreign subsidiary earnings to the U.S. would likely have a nominal tax impact.

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

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated condensed financial statements. Other items are not recognized as liabilities in our consolidated condensed financial statements but are required to be disclosed. There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of our fiscal year ending March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures and could impair our business and results of operations. Material legal proceedings are discussed in “Note 12. Commitments and Contingencies” to our condensed consolidated financial statements and such information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2019, which could materially affect our business, financial condition or future results. As of the date of this Report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation		S-3	September 29, 1997	3.1

3.2	Amended & Restated By-Laws, as Amended and Restated February 5, 2019		10-K	May 23, 2019 (File No. 001-09585)	3.2

3.3	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000		8-K	March 21, 2007 (File No. 001-09585)	3.4

10.1*	Consulting Services Agreement, between ABIOMED Inc. and William J. Bolt, dated May 31, 2019		8-K	May 31, 2019 (File No. 001-09585)	10.1

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer	X

32.1	Section 1350 certification	X

101

The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and March 31, 2019; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018; and (v) Notes to Condensed Consolidated Financial Statements.

		X

*Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: August 1, 2019	/s/ TODD A. TRAPP
Todd A. Trapp
Vice President and Chief Financial Officer
(Authorized Signatory)