Form 10-Q
period 2019-09-30
ABIOMED INC
filed 2019-10-31
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 24, 2019, 45,155,108 shares of the registrant’s common stock, $.01 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	September 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$150,279	$121,021
Short-term marketable securities	295,041	370,677
Accounts receivable, net	94,319	90,809
Inventories	90,295	80,942
Prepaid expenses and other current assets	17,498	13,748
Total current assets	647,432	677,197
Long-term marketable securities	106,025	21,718
Property and equipment, net	157,896	145,005
Goodwill	31,727	32,601
In-process research and development	14,800	15,208
Long-term deferred tax assets, net	67,277	77,502
Other assets	99,191	85,115
Total assets	$1,124,348	$1,054,346
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,736	$32,185
Accrued expenses	57,907	57,420
Deferred revenue	19,322	16,393
Other current liabilities	3,264	-
Total current liabilities	112,229	105,998
Contingent consideration	10,236	9,575
Long-term deferred tax liabilities	800	822
Other long-term liabilities	9,626	1,061
Total liabilities	132,891	117,456
Commitments and contingencies (Note 13)
Stockholders' equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	452	451
Authorized - 100,000,000 shares; Issued - 47,484,911 shares at September 30, 2019 and 47,026,226 shares at March 31, 2019
Outstanding - 45,238,952 shares at September 30, 2019 and 45,122,985 shares at March 31, 2019
Additional paid in capital	722,020	690,507
Retained earnings	501,467	399,473
Treasury stock at cost - 2,245,959 shares at September 30, 2019 and 1,903,241 shares at March 31, 2019	(214,926)	(138,852)
Accumulated other comprehensive loss	(17,556)	(14,689)
Total stockholders' equity	991,457	936,890
Total liabilities and stockholders' equity	$1,124,348	$1,054,346

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
Revenue	$204,974	$181,778	$412,640	$361,788
Costs and expenses:
Cost of revenue	34,867	29,846	71,940	60,696
Research and development	23,969	22,717	47,759	43,990
Selling, general and administrative	85,956	78,895	172,034	160,034
	144,792	131,458	291,733	264,720
Income from operations	60,182	50,320	120,907	97,068
Other (expenses) income:
Investment income, net	2,932	1,671	5,981	3,222
Other (expense) income, net	(45,756)	(158)	(6,392)	30
	(42,824)	1,513	(411)	3,252
Income before income taxes	17,358	51,833	120,496	100,320
Income tax provision (benefit)	4,287	1,706	18,502	(39,873)
Net income	$13,071	$50,127	$101,994	$140,193

Basic net income per share	$0.29	$1.11	$2.25	$3.13
Basic weighted average shares outstanding	45,319	44,961	45,267	44,754

Diluted net income per share	$0.28	$1.09	$2.22	$3.04
Diluted weighted average shares outstanding	45,912	46,153	46,031	46,164

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
Net income	$13,071	$50,127	$101,994	$140,193
Other comprehensive income (loss):
Foreign currency translation losses	(5,716)	(600)	(3,382)	(7,452)
Net unrealized (losses) gains on marketable securities	(85)	(22)	515	121
Other comprehensive loss	(5,801)	(622)	(2,867)	(7,331)

Comprehensive income	$7,270	$49,505	$99,127	$132,862

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, April 1, 2019	45,122,985	$451	1,903,241	$(138,852)	$690,507	$399,473	$(14,689)	$936,890
Restricted stock units issued	373,430	4	—	—	(4)	—	—	—
Stock options exercised	36,289	1	—	—	1,260	—	—	1,261
Return of common stock to pay withholding taxes on restricted stock	(158,426)	(2)	158,426	(40,534)	—	—	—	(40,536)
Stock compensation expense	—	—	—	—	13,121	—	—	13,121
Other comprehensive income	—	—	—	—	—	—	2,934	2,934
Net income	—	—	—	—	—	88,923	—	88,923
Balance, June 30, 2019	45,374,278	$454	2,061,667	$(179,386)	$704,884	$488,396	$(11,755)	$1,002,593
Restricted stock units issued	12,039	—	—	—	—	—	—	—
Stock options exercised	21,268	—	—	—	1,445	—	—	1,445
Return of common stock to pay withholding taxes on restricted stock	(3,363)	—	3,363	(668)	—	—	—	(668)
Stock issued under employee stock purchase plan	15,659	—	—	—	2,368	—	—	2,368
Stock compensation expense	—	—	—	—	13,323	—	—	13,323
Stock repurchase program	(180,929)	(2)	180,929	(34,872)	—	—	—	(34,874)
Other comprehensive loss	—	—	—	—	—	—	(5,801)	(5,801)
Net income	—	—	—	—	—	13,071	—	13,071
Balance, September 30, 2019	45,238,952	$452	2,245,959	$(214,926)	$722,020	$501,467	$(17,556)	$991,457

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, April 1, 2018	44,375,337	$444	1,725,312	$(67,078)	$619,905	$140,457	$(4,204)	$689,524
Restricted stock units issued	384,887	4	—	—	(4)	—	—	—
Stock options exercised	282,368	3	—	—	5,795	—	—	5,798
Stock issued to directors	80	—	—	—	33	—	—	33
Return of common stock to pay withholding taxes on restricted stock	(166,401)	(2)	166,401	(67,596)	—	—	—	(67,598)
Stock compensation expense	—	—	—	—	12,245	—	—	12,245
Other comprehensive loss	—	—	—	—	—	—	(6,709)	(6,709)
Net income	—	—	—	—	—	90,066	—	90,066
Balance, June 30, 2018	44,876,271	$449	1,891,713	$(134,674)	$637,974	$230,523	$(10,913)	$723,359
Restricted stock units issued	18,827	—	—	—	—	—	—	—
Stock options exercised	142,978	1	—	—	4,814	—	—	4,815
Stock issued to directors	74	—	—	—	34	—	—	34
Return of common stock to pay withholding taxes on restricted stock	(5,258)	—	5,258	(2,069)	—	—	—	(2,069)
Stock issued under employee stock purchase plan	5,561	—	—	—	1,376	—	—	1,376
Stock compensation expense	—	—	—	—	15,934	—	—	15,934
Other comprehensive loss	—	—	—	—	—	—	(622)	(622)
Net income	—	—	—	—	—	50,127	—	50,127
Balance, September 30, 2018	45,038,453	$450	1,896,971	$(136,743)	$660,132	$280,650	$(11,535)	$792,954

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended September 30,
	2019	2018
Operating activities:
Net income	$101,994	$140,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,052	6,347
Bad debt expense	152	467
Stock-based compensation	26,445	28,179
Write-down of inventory and other	2,157	1,733
Accretion on marketable securities	(2,276)	(848)
Change in fair value of other investments	5,943	—
Deferred tax provision	10,195	(45,676)
Change in fair value of contingent consideration	661	3
Other non-cash operating activities	2,177	—
Changes in assets and liabilities:
Accounts receivable	(3,828)	(5,131)
Inventories	(12,204)	(16,750)
Prepaid expenses and other assets	(4,077)	(1,987)
Accounts payable	781	761
Accrued expenses and other liabilities	(1,268)	826
Deferred revenue	2,983	(926)
Net cash provided by operating activities	138,887	107,191
Investing activities:
Purchases of marketable securities	(268,485)	(112,956)
Proceeds from the sale and maturity of marketable securities and other	262,881	136,844
Purchases of other investments and intangible assets	(7,800)	(11,426)
Purchases of property and equipment	(24,607)	(27,345)
Net cash used for investing activities	(38,011)	(14,883)
Financing activities:
Proceeds from the exercise of stock options	2,706	10,613
Taxes paid related to net share settlement upon vesting of stock awards	(41,206)	(69,666)
Repurchase of common stock	(34,873)	—
Proceeds from the issuance of stock under employee stock purchase plan	2,368	1,375
Net cash used for financing activities	(71,005)	(57,678)
Effect of exchange rate changes on cash	(613)	(1,223)
Net increase in cash and cash equivalents	29,258	33,407
Cash and cash equivalents at beginning of period	121,021	42,975
Cash and cash equivalents at end of period	$150,279	$76,382

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,349	$3,530
Supplemental disclosure of non-cash activities:
Property and equipment in accounts payable and accrued expenses	3,825	1,399
Right-of-use assets obtained in exchange for lease liabilities	14,513	—

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

There have been no changes in the Company’s significant accounting policies for the three and six months ended September 30, 2019 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 that has been filed with the SEC, except as described in “Recently Adopted Accounting Pronouncements”.

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

Recently Issued Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13 (“Topic 326”), “Financial Instruments-Credit Losses” This new guidance will require financial instruments to be measured at amortized cost, and accounts receivables to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. ASU 2016-13 is effective for annual reporting periods beginning after December 31, 2019. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements. ASU 2016-13 will become effective for the Company in fiscal 2021.

In January 2017, the FASB issued ASU 2017-04, (“Topic 350”), “Intangibles - Goodwill and Other” This new guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which required companies to estimate the implied fair value of goodwill and recognize an impairment charge by the amount in which the carrying value exceeds the implied fair value. Under the new guidance, if the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge will be recorded, even if the difference is attributable to the fair value of other assets in the reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements. ASU 2017-04 will become effective for the Company in fiscal 2021.

In August 2018, the FASB issued ASU 2018-13 (“Topic 820”), “Fair Value Measurement” This new guidance modifies the disclosure requirements for fair value measurements. The Company has investments accounted for and disclosed under Topic 820 and will modify disclosures as applicable to conform with the new guidance. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company does not expect the adoption of this standard and the required disclosure changes to have a material impact on its consolidated financial statements. ASU 2018-13 will become effective for the Company in fiscal 2021.

Note 3. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities include stock options, restricted stock units, performance-based stock awards and shares to be purchased under the Company’s employee stock purchase plan. The Company’s basic and diluted net income per share for the three and six months ended September 30, 2019 and 2018 were as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
Basic Net Income Per Share	2019	2018	2019	2018
Net income	$13,071	$50,127	$101,994	$140,193

Weighted average shares - basic	45,319	44,961	45,267	44,754

Net income per share - basic	$0.29	$1.11	$2.25	$3.13

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
Diluted Net Income Per Share	2019	2018	2019	2018
Net income	$13,071	50,127	101,994	140,193

Weighted average shares - basic	45,319	44,961	45,267	44,754
Effect of dilutive securities	593	1,192	764	1,410
Weighted average shares - diluted	45,912	46,153	46,031	46,164

Net income per share - diluted	$0.28	$1.09	$2.22	$3.04

Share-based compensation awards of approximately 0.3 million and 0.1 million shares for the three months ended September 30, 2019, and 2018, respectively, and approximately 0.3 million and 0.2 million for the six months ended September 30, 2019, and 2018, respectively, were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive or are contingently issuable upon meeting performance criteria in the periods presented.

Note 4. Revenue Recognition

Adoption of Topic 606, Revenue from Contracts with Customers

The Company adopted Topic 606 on April 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of Topic 606 did not have a material impact on the Company’s consolidated balance sheet, statement of operations, stockholders’ equity or cash flows as of the adoption date or for the three and six months ended September 30, 2019.

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

Product revenue is generally recognized when the customer obtains control of the Company’s products, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract.

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

Disaggregation of Revenue

The Company generally sells most of its products and services through a direct sales force in the U.S., Germany and Japan and through direct sales or distribution agreements in other international markets (e.g., certain other European markets, Canada, Latin America, Middle East and Asia-Pacific). Revenue is categorized as Impella product revenue and service and other revenue and by geography, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors.

The following table categorizes the Company’s revenue by products and services:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
	(in $000's)		(in $000's)
Impella product revenue	$196,939	$175,270	$396,804	$348,945
Service and other revenue	8,035	6,508	15,836	12,843
Total revenue	$204,974	$181,778	$412,640	$361,788

The following table categorizes the Company’s revenue by geographical location:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
	(in $000's)		(in $000's)
U.S. revenue	$172,015	$158,243	$347,500	$315,838
International revenue	32,959	23,535	65,140	45,950
Total revenue	$204,974	$181,778	$412,640	$361,788

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

Rebates and Discounts

The Company provides certain customers with rebates and discounts that are defined in the Company’s contract arrangements with customers and are recorded as a reduction of revenue in the period the related product revenue is recognized, resulting in a reduction to revenue and the establishment of a liability, which are all included in accrued expenses in the consolidated balance sheets. Rebates normally result from administrative fees required by certain customers and performance-based offers that are primarily based on attaining contractually specified sales volumes as well as product usage.  Discounts are normally from early payment incentives. The Company estimates the amount of rebates and discounts based on an estimate of the third-party’s sales and the respective rebate or discount defined in the customer contractual arrangement. Revenue adjustments that relate to performance obligations satisfied in prior periods during the three and six months ended September 30, 2019 and 2018 were not material.

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

The Company’s deferred revenue balance was $19.3 million as of September 30, 2019 and $16.4 million as of March 31, 2019 respectively. This deferred revenue is recognized as revenue when the customer obtains control of the product for product sales, and revenue is recognized on preventative maintenance service contracts ratably over the term of the service contract. During the three and six months ended September 30, 2019, the Company recognized $4.0 million and $12.5 million of revenue that was included in the deferred revenue balance as of March 31, 2019, respectively.

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

Note 5. Cash Equivalents, Marketable Securities and Fair Value Measurements

The Company’s cash equivalents and marketable securities at September 30, 2019 and March 31, 2019 are classified on the balance sheet as follows:

	September 30, 2019	March 31, 2019
	(in $000's)
Cash equivalents	$73,694	$80,089
Short-term marketable securities	295,041	370,677
Long-term marketable securities	106,025	21,718
	$474,760	$472,484

The Company’s cash equivalents and marketable securities at September 30, 2019 and March 31, 2019 are invested in the following:

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
September 30, 2019:	(in $000's)
Money market funds	$53,694	$—	$—	$53,694
Repurchase agreements	20,000	—	—	20,000
Short-term U.S. Treasury mutual fund securities	28,012	39	—	28,051
Short-term government-backed securities	124,117	129	(24)	124,222
Short-term corporate debt securities	92,865	183	—	93,048
Short-term commercial paper	49,230	29	(4)	49,255
Long-term U.S. Treasury mutual fund securities	6,964	6	—	6,970
Long-term government-backed securities	43,898	28	(18)	43,908
Long-term corporate debt securities	55,127	486	(1)	55,612
	$473,907	$900	$(47)	$474,760

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
March 31, 2019:	(in $000's)
Money market funds	$60,089	$—	$—	$60,089
Repurchase agreements	20,000	—	—	20,000
Short-term U.S. Treasury mutual fund securities	58,786	13	(12)	58,787
Short-term government-backed securities	126,336	60	(15)	126,381
Short-term corporate debt securities	128,626	97	(9)	128,714
Short-term commercial paper	56,780	16	(1)	56,795
Long-term corporate debt securities	21,529	189	—	21,718
	$472,146	$375	$(37)	$472,484

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

The following tables presents the Company’s fair value hierarchy for its financial instruments measured at fair value as of September 30, 2019 and March 31, 2019:

	Level 1	Level 2	Level 3	Total
September 30, 2019:	(in $000's)
Assets
Money market funds	$53,694	$—	$—	$53,694
Repurchase agreements	—	20,000	—	20,000
Short-term U.S. Treasury mutual fund securities	—	28,051	—	28,051
Short-term government-backed securities	—	124,222	—	124,222
Short-term corporate debt securities	—	93,048	—	93,048
Short-term commercial paper	—	49,255	—	49,255
Long-term U.S. Treasury mutual fund securities		6,970	—	6,970
Long-term government-backed securities	—	43,908	—	43,908
Long-term corporate debt securities	—	55,612	—	55,612
Investment in Shockwave Medical	50,248	—	—	50,248
Liabilities
Contingent consideration	—	—	10,236	10,236

	Level 1	Level 2	Level 3	Total
March 31, 2019:	(in $000's)
Assets
Money market funds	$60,089	$—	$—	$60,089
Repurchase agreements	—	20,000	—	20,000
Short-term U.S. Treasury mutual fund securities	—	58,787	—	58,787
Short-term government-backed securities	—	126,381	—	126,381
Short-term corporate debt securities	—	128,714	—	128,714
Short-term commercial paper	—	56,795	—	56,795
Long-term corporate debt securities	—	21,718	—	21,718
Investment in Shockwave Medical	56,195	—	—	56,195
Liabilities
Contingent consideration	—	—	9,575	9,575

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

The Company’s financial liabilities consisted of contingent consideration potentially payable related to the acquisition of ECP Entwicklungsgesellschaft mbH, or ECP, and AIS GmbH Aachen Innovative Solutions, or AIS, in July 2014. The Company acquired ECP and AIS for $13.0 million in cash, with additional potential payouts totaling $15.0 million based on the achievement of CE Mark approval in the European Union and a revenue-based milestone related to the development of the future Impella ECPTM expandable catheter pump technology. These potential milestone payments may be made, at the Company’s option, by a combination of cash or Company common stock. As of September 30, 2019, the Company used a combination of an income approach, based on various revenue and cost assumptions and applying a probability to each outcome and a Monte-Carlo valuation model. For the clinical and regulatory milestone, probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. The revenue-based milestone is valued using a Monte-Carlo valuation model, which simulates estimated future revenues during the earn out-period using management's best estimates. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans.

This liability is reported as Level 3 as the estimated fair value of the contingent consideration related to the acquisition of ECP requires significant management judgment or estimation and is calculated using the following valuation methods:

	Milestone Payment	Fair Value at September 30, 2019	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
	(in $000's)
Clinical and regulatory milestone	$7,000	$5,544	Probability weighted income approach	Projected fiscal year of milestone payments	2021 to 2023
				Discount rate	3.1% to 3.3%
				Probability of occurrence	Probability adjusted level of 45% for the base case scenario and 15% to 40% for various downside and upside scenarios

Revenue-based milestone	8,000	4,692	Monte Carlo simulation model	Projected fiscal year of milestone payments	2025 to 2035
				Discount rate	17%
				Expected volatility for forecasted revenues	50%
				Probability of payment (risk-neutral)	73%
	$15,000	$10,236

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the three and six months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
	(in $000's)
Beginning balance	$9,931	$10,331	$9,575	$10,490
Additions	—	—	—	—
Payments	—	—	—	—
Change in fair value	305	162	661	3
Ending balance	$10,236	$10,493	$10,236	$10,493

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

Note 6. Property and Equipment

The components of property and equipment are as follows:

	September 30, 2019	March 31, 2019
	(in $000's)
Land	$7,148	$7,262
Building and building improvements	96,147	86,705
Leasehold improvements	12,923	2,190
Machinery and equipment	62,679	59,146
Furniture and fixtures	13,984	11,456
Construction in progress	12,038	17,946
Total cost	204,919	184,705
Accumulated depreciation	(47,023)	(39,700)
Property and equipment, net	$157,896	$145,005

Note 7. Goodwill, In-Process Research and Development and Other Assets

Goodwill

The carrying amount of goodwill at September 30, 2019 and March 31, 2019 was $31.7 million and $32.6 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, in May 2005 and ECP and AIS in July 2014. The carrying value of goodwill and the change in the balance for the six months ended September 30, 2019 are as follows:

(in $000's)
Balance, March 31, 2019	$32,601
Foreign currency translation impact	(874)
Balance, September 30, 2019	$31,727

The Company evaluates goodwill at least annually at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on goodwill.

In-Process Research & Development

The carrying amount of in-process research & development, or IPR&D, assets at September 30, 2019 and March 31, 2019 was $14.8 million and $15.2 million, respectively, and was recorded in conjunction with the Company’s acquisition of ECP and AIS, in July 2014. The estimated fair value of IPR&D assets at the acquisition date was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flow estimates for the future Impella ECPTM expandable catheter pump technology was based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company used an original discount rate of 21% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.

The carrying value of the Company’s IPR&D assets and the change in the balance for the six months ended September 30, 2019 are as follows:

(in $000's)
Balance, March 31, 2019	$15,208
Foreign currency translation impact	(408)
Balance, September 30, 2019	$14,800

The Company evaluates IPR&D assets at least annually at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on IPR&D assets.

Other Assets

Other assets are made of the following:

	September 30, 2019	March 31, 2019
	(in $000's)
Equity method and other investments	$81,836	$80,779
Right of use asset - leases (Note 8)	12,257	—
Other intangible assets and other	5,098	4,336
Total other assets	$99,191	$85,115

Equity Method and Other Investments

The Company periodically makes investments in medical device companies that focus on heart failure, heart pump and other medical device technologies. For investments in convertible debt or preferred stock securities that do not have readily determinable market values, the Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. The Company measures investments in equity securities at fair value and recognize changes in fair value in net income. For equity method investments the amount of the company’s initial investment is adjusted each period by the Company’s share of the investee’s income or loss. The Company monitors any events or changes in circumstances that may have a significant effect on the fair value of investments, either due to impairment or based on observable price changes, and makes any necessary adjustments.

The following table summarizes the Company’s equity method and other investments as of September 30, 2019 and March 31, 2019, which are classified as other assets in the consolidated balance sheets:

	September 30, 2019	March 31, 2019
	(in $000's)
Other investments	$78,836	$80,779
Equity method investment	3,000	—
Total equity and other investments	$81,836	$80,779

The carrying value of the Company’s portfolio of other investments and the change in the balance for the three and six months ended September 30, 2019 and 2018 are as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
	(in $000's)
Beginning balance	$122,433	$13,814	$80,779	$12,649
Additions	5,000	8,511	7,000	9,676
Disposals	—	—	—	—
Change in fair value, net	(45,597)	—	(5,943)	—
Ending balance	$81,836	$22,325	$81,836	$22,325

In fiscal 2019, the Company invested $25.0 million in Shockwave Medical. The fair value of this investment included within other investments as of September 30, 2019 and March 31, 2019 was $50.2 million and $56.2 million, respectively. The Company recognized a pre-tax unrealized losses of $45.6 million and $5.9 million on its investment in Shockwave Medical for the three and six months ended September 30, 2019, respectively.

In July 2019, the Company invested $3.0 million in a small private medical device company. Based on the Company’s controlling economic interest and significant influence exertion over the investee’s operating and financial policies, this investment was accounted for using the equity method. The Company recognizes its share of the results of operations related to this equity method investment one quarter in arrears when the results of the entity become available, in other income (expense), net of tax in the condensed consolidated statement of operations. During the six months ended September 30, 2019, the Company made additional investments of $4.0 million in other private medical device companies.

Other Intangible Assets and Other

Included within other intangible assets and other is $3.6 million related to license manufacturing rights to certain technology from third parties. These intangible assets are classified with other assets in the Company’s consolidated balance sheet and are amortized over their useful life of 15 years.

Note 8. Leases

The Company has lease agreements for real estate including corporate offices, warehouse space, vehicles and certain office equipment.

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

The Company records operating lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease ROU as long-term assets. Leases with an initial term of 12 months or less are not recognized on the consolidated balance sheet. Instead, the Company recognizes lease expense for such leases on a straight-line basis over the lease term. The Company have elected the practical expedient where lease agreements with lease and non-lease components are accounted for as a single lease component for all assets. The Company’s financing leases are not material to our financial statements.

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

The following table presents supplemental balance sheet information related to our operating leases:

September 30, 2019
(in $000's)
Assets
Operating lease right-of-use assets in other assets	$12,257
Liabilities
Operating lease liabilities in other current liabilities	3,264
Operating lease liabilities in other long-term liabilities	9,439
Total operating lease liabilities	$12,703

Expense charged to operations under operating leases was $1.1 million and $2.2 million during the three and six months ended September 30, 2019, respectively. Short-term lease expenses were not material.

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

Maturities of operating lease liabilities as of September 30, 2019 are as follows:

(in thousands, except lease term and discount rate)

Fiscal Years Ended March 31,
2020	$1,077
2021	3,373
2022	2,881
2023	1,591
2024	1,457
Thereafter	3,722
Total minimum lease payments	14,101
Less: imputed interest	(1,398)
Present value of operating lease liabilities	$12,703

Weighted average remaining lease term	5.71

Weighted average discount rate	3.22%

Minimum future lease payments previously disclosed under ASC 840 in our Annual Report on Form 10-K for the year ended March 31, 2019 were as follows:

(in thousands)

Fiscal Years Ended March 31,
2020	$3,398
2021	2,712
2022	2,000
2023	1,462
2024	1,414
Thereafter	3,288
Total minimum lease payments	$14,274

Note 9. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2019	March 31, 2019
	(in $000's)
Employee compensation	$28,246	$32,926
Sales and income taxes	14,826	12,262
Professional, legal, and accounting fees	4,114	2,757
Research and development	3,323	3,309
Marketing	2,702	1,707
Warranty	1,545	1,272
Other	3,151	3,187
	$57,907	$57,420

Employee compensation consists primarily of accrued bonuses, commissions, employee benefits, payroll taxes (on equity awards) at September 30, 2019 and March 31, 2019.

Note 10. Stockholders’ Equity

Stock Repurchase Program

In August 2019, the Company’s Board of Directors authorized a stock repurchase program for up to $200 million of shares of its common stock. Under this stock repurchase program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company is funding the stock repurchase program with its available cash and marketable securities. During the three months ended September 30, 2019, the Company repurchased 180,929 shares for $34.9 million in open market purchases at an average cost of $192.75 per share, including commission expense.

Note 11. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operations for the three and six months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
	(in $000's)
Cost of product revenue	$881	$774	$1,722	$1,349
Research and development	1,823	2,618	3,706	4,584
Selling, general and administrative	10,619	12,542	21,017	22,246
	$13,323	$15,934	$26,445	$28,179

Stock Options

The following table summarizes the stock option activity for the six months ended September 30, 2019:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at beginning of period	853	$87.14	5.57
Granted	107	264.56
Exercised	(58)	47.01
Cancelled and expired	(12)	231.53
Outstanding at end of period	890	$109.03	5.68	$85,789
Exercisable at end of period	667	$61.69	4.64	$82,730
Options vested and expected to vest at end of period	886	$109.06	5.68	$85,484

Stock options generally vest and become exercisable annually over three years. The remaining unrecognized stock-based compensation expense for unvested stock option awards at September 30, 2019 was approximately $17.0 million and the estimated weighted-average period over which this cost will be recognized is 2.1 years.

The aggregate intrinsic value of options exercised was $11.1 million for the six months ended September 30, 2019. The total cash received as a result of employee stock option exercises for the six months ended September 30, 2019 was approximately $2.7 million.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair values and weighted average assumptions used in the calculation of fair value of options granted during the three and six months ended September 30, 2019 and 2018 was as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
Weighted average grant-date fair value	$70.40	$148.51	$95.62	$142.81

Valuation assumptions:
Risk-free interest rate	1.54%	2.87%	2.02%	2.93%
Expected option life (years)	4.13	3.99	4.14	4.04
Expected volatility	44.24%	43.9%	42.34%	42.7%

Restricted Stock Units

The following table summarizes activity of restricted stock units for the six months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)
Restricted stock units at beginning of period	620	$193.53
Granted	155	258.07
Vested	(385)	144.16
Forfeited	(59)	309.74
Restricted stock units at end of period	331	$261.95

Restricted stock units generally vest annually over three years. The remaining unrecognized compensation expense for outstanding restricted stock units, including performance and market-based awards, as of September 30, 2019 was $61.1 million and the estimated weighted-average period over which this cost will be recognized is 2.1 years.

The weighted average grant-date fair value for restricted stock units granted during the six months ended September 30, 2019 was $258.07. The total fair value of restricted stock units vested during the six months ended September 30, 2019 was $97.9 million.

Performance-Based Awards

In May 2019, performance-based awards of restricted stock units for the potential issuance of up to 196,580 shares of common stock were issued to certain executive officers and employees, which vest upon achievement of prescribed service milestones by the award recipients and the achievement of prescribed performance milestones by the Company. As of September 30, 2019, the Company is recognizing compensation expense based on the probable outcome related to the prescribed performance targets on the outstanding awards.

Note 12. Income Taxes

The Company’s income tax provision was $4.3 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively. The Company’s income tax provision was $18.5 million for the six months ended September 30, 2019 and the Company had an income tax benefit of $39.9 million for the six months ended September 30, 2018. The Company’s effective tax rate was 24.7% and 3.3% for the three months ended September 30, 2019 and 2018, respectively. The Company’s effective tax rate was 15.4% and (39.7)% for the six months ended September 30, 2019 and 2018, respectively.

The significant differences between the statutory income tax rate and effective income tax rate for the three and six months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
Statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:				—
Excess tax benefits from stock-based awards	(2.7)	(24.9)	(11.0)	(66.6)
Credits	(2.1)	(1.8)	(1.7)	(1.8)
State taxes, net	3.3	4.3	3.4	4.3
Permanent differences	1.7	1.8	1.9	1.8
Other	3.5	2.9	1.7	1.6
Effective tax rate	24.7%	3.3%	15.4%	(39.7)%

The Company recognizes excess tax benefits and shortfalls in the income tax provision as discrete items in the period in which restricted stock units vest or stock option exercises occur. The Company recognized excess tax benefits associated with stock-based awards of $0.5 million and $12.9 million as an income tax benefit for the three months ended September 30, 2019 and 2018, respectively. The Company recognized excess tax benefits associated with stock-based awards of $13.3 million and $66.8 million as an income tax benefit for the six months ended September 30, 2019 and 2018, respectively. These recognized excess tax benefits resulted from restricted stock units that vested or stock options that were exercised during each period. The amount of future excess tax benefits or shortfalls will likely fluctuate from period to period based on the price of the Company’s stock, the number of restricted stock units that vest or stock options that are exercised, and the fair value assigned to such stock-based awards under U.S. GAAP.

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

Note 13. Commitments and Contingencies

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

In September 2019, the highest court in Germany, the Federal Court of Justice, recently ruled in favor of the Company in a patent challenge filed by Thoratec in 2015, validating the strengths of the Company’s Impella-related patents. The Federal Court of Justice’s ruling follows its November 2018 ruling, another favorable ruling for the Company in the European Patent Office Technical Boards of Appeal on the Company’s pigtail patents and design for insertion. These rulings are now final and unappealable.

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

In September 2016, Maquet filed a response to the Company’s suit in D. Mass., including various counterclaims alleging that the Company’s Impella 2.5®, Impella CP®, Impella 5.0®, and Impella RP® heart pumps infringe certain claims of the three original issued U.S. patents (“2016 Action”). In July 2017, the Court granted a motion to add three of the four additional continuation patents to the 2016 Action.  In April 2018, the Court conducted a Markman hearing on claim interpretation. On September 7, 2018, the judge issued a Memorandum and Order on Claim Construction, where he interpreted the disputed claim terms in the case.  Maquet then filed a motion for reconsideration of the Court’s construction of one of the disputed claim terms. That motion was denied on May 22, 2019.  As a result of Court’s denial, Maquet supplemented its contentions to allege infringement of only one of the six originally asserted patents.  Discovery in the 2016 Action is expected to be completed by the end of 2019.

In November 2017, Maquet filed a second action in D. Mass (the “2017 Action”) alleging that the Company’s Impella 2.5®, Impella CP®, and Impella 5.0® heart pumps infringe certain claims of the fourth additional U.S. continuation patent mentioned above (the seventh patent overall).  Discovery in the 2017 Action is ongoing.

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

Securities Class Action Litigation

On or about August 6, 2019, the Company received a securities class action complaint filed on behalf of a single shareholder in the U.S. District Court for the Southern District of New York, on behalf of himself and persons or entities that purchased or acquired the Company’s securities between January 31, 2019 through July 31, 2019. On October 7, 2019, a similar purported class action complaint was filed by a different shareholder on behalf of himself and persons or entities that purchased or acquired the Company’s securities between November 1, 2018 and July 31, 2019.  Also, on October 7, 2019, four shareholders filed applications to be appointed lead plaintiff and for their counsel to be appointed lead counsel for the class. Two of those shareholders also filed motions to consolidate the two cases. However, and since October 7, 2019, two of the shareholders have withdrawn their applications to be lead plaintiff. The court is expected to select one of the two remaining shareholders as lead plaintiff in November or December.

The complaints allege that the defendants violated Sections 10(b) and 20(a) of and Rule 10b-5 under the Exchange Act, in connection with allegedly misleading disclosures made by the Company regarding its financial condition and results of operations. The Company has reviewed and not yet responded to the complaints. The Company believes that the allegations are without merit and plans to defend itself vigorously.

The Company is unable to estimate the potential liability with respect to the legal The Company is unable to estimate the potential liability with respect to the legal matters noted above. There are numerous factors that make it difficult to estimate reasonably possible loss or range of loss at this stage of the legal proceedings, including the significant number of legal and factual issues still to be resolved in the securities class action litigation.

Note 14. Segment and Enterprise Wide Disclosures

The Company operates in one business segment: the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. International sales (meaning sales outside the U.S., primarily in Europe and Japan) accounted for 16% and 13% of total revenue for the three months ended September 30, 2019 and 2018, respectively, and 16% and 13% of total revenue for the six months ended September 30, 2019 and 2018, respectively. The Company’s long-lived assets are located in the U.S., except for $43.6 million and $43.4 million at September 30, 2019 and March 31, 2019, respectively, which are located primarily in Germany.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Report, including the documents incorporated by reference in this Report, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “should,” “likely,”  “will” and other words and terms of similar meaning. Each forward-looking statement in this Report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include: our dependence on Impella® products for all of our revenues; our ability to successfully compete against our existing or potential competitors; the acceptance of our products by cardiac surgeons and interventional cardiologists, especially those with significant influence over medical device selection and purchasing decisions; long sales and training cycles associated with expansion into new hospital cardiac centers; reduced market acceptance of our products due to lengthy clinician training process; our ability to effectively manage our growth; our ability to successfully commercialize our products; our ability to obtain regulatory approvals and market and sell our products in certain jurisdictions; enforcement actions and product liability suits relating to off-label uses of our products; unsuccessful clinical trials or procedures relating to products under development; our ability to maintain compliance with regulatory requirements; mandatory or voluntary product recalls; shutdowns of the U.S. federal government; third-party payers’ failure to provide reimbursement of our products; changes in healthcare reimbursement systems in the U.S. and other foreign jurisdictions; our failure to comply with healthcare “fraud and abuse” laws; our failure to comply with the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations; uncertainties associated with our product development efforts; our ability to increase manufacturing capacity to support continued demand for our products; our or our vendors’ failure to achieve and maintain high manufacturing standards; our ability to attract and retain key personnel; our suppliers’ failure to provide the components we require; our ability to expand our direct sales activities into international markets; the economic effects of “Brexit”; poor performance of our distributors in the international markets; our ability to sustain profitability; our potential “ownership change” for U.S. federal income tax purposes and our limited utilization of net operating losses from prior tax years; impact of changes in tax laws, including recently enacted U.S. Tax Reform; our ability to develop and commercialize new products or acquire desirable companies, products or technologies; our failure to protect our intellectual property or develop or acquire additional intellectual property; increased risk of material product liability claims; inventory write-downs and other costs due to product quality problems; liabilities due to failure to protect the confidentiality of patient health information; disruptions of critical information systems or material breaches in the security of our systems; risks and liabilities associated with acquisitions of other companies or businesses; changes in accounting standards, tax laws and financial reporting requirements; changes in methods, estimates and judgments we use in applying our accounting policies; liabilities, expenses and restrictions associated with environmental and health safety laws; fluctuations in foreign currency exchange rates; the outcome of ongoing securities class action litigation relating to our public disclosures and other factors discussed in Part I, Item 1A. Risk Factors of our Form 10-K for the year ended March 31, 2019 and the filings subsequently filed with or furnished to the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. Unless otherwise required by law, the company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of unanticipated events.

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

Our strategic focus and the driver of our revenue growth is the market penetration of our family of Impella® heart pumps. The Impella device portfolio, which includes the Impella 2.5®, Impella CP®, Impella 5.0®, Impella LD®, Impella 5.5™ and Impella RP® devices has supported numerous patients worldwide. We expect that all of our product and service revenue in the near future will be from our Impella devices.

Our Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5 and Impella RP devices have U.S Food and Drug Administration and CE Mark which allows us to market these devices in the U.S. and European Union. We expect to continue to make additional PMA supplement submissions for our Impella portfolio of devices for additional indications.

Our Impella 2.5 and Impella 5.0 devices have regulatory approval from the Ministry Health Labour and Welfare, MHLW, in Japan. In March 2019, we received PMDA approval from MHLW for our Impella CP heart pump in Japan.  We began to sell the Impella CP heart pump as an additional product offering in Japan in the quarter ending September 30, 2019.

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

In September 2019, the Company announced the results of PROTECT III, the ongoing, prospective, single-arm FDA post-approval study for the PMA approval of Impella 2.5 and Impella CP in high-risk PCI. PROTECT III follows the PROTECT II Randomized Controlled Trial (RCT).  The findings of this interim analysis on 898 patients demonstrates a reduction in the primary endpoint of death, stroke, myocardial infarction and repeat procedures at 90 days with Impella-supported Protected PCI, compared to PROTECT II.

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

In April 2019, the FDA approved the initiation of the STEMI DTU pivotal randomized controlled trial. The prospective, multi-center, two-arm trial plans to enroll 668 patients undergoing treatment for a STEMI heart attack. Half the patients will be randomized to receive delayed reperfusion after 30 minutes of left ventricular unloading with the Impella CP. The other half will receive immediate reperfusion, the current standard of care. The trial will test the hypothesis that unloading the left ventricle for 30 minutes prior to reperfusion will reduce myocardial damage from a heart attack and lead to a reduction in future heart failure related events. We expect this trial to begin in the third quarter of fiscal 2020 and we estimate that it will take three to four years to complete enrollment. The trial allows for an adaptive design, which permits adjustments to the study sample size after an interim analysis.

In March 2019, we received PMDA approval from MHLW for our Impella CP heart pump in Japan.  We expect to start selling the Impella CP heart pump as an additional product offering in Japan in the second half of fiscal 2020.

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

Impella 5.5™

The Impella 5.5 device is designed to be a percutaneous micro heart pump with integrated motors and sensors. Impella 5.5 delivers peak flows of greater than six liters per minute. A motor housing that is thinner and 45% shorter than the Impella 5.0 improves ease of pump insertion through the vasculature.

In September 2019, we announced that the Impella 5.5 received FDA pre-market approval for safety and efficacy in the therapy of cardiogenic shock for up to 14 days in the U.S. The Impella 5.5 will be introduced in the U.S. through a controlled rollout at hospitals with established heart recovery protocols. Impella 5.5 received CE marking approval in Europe in April 2018 and was introduced in Germany through a similar controlled rollout.

Our Product Pipeline

Impella ECP™

The Impella ECP pump is designed for blood flow of greater than three liters per minute. It is intended to be delivered on a standard sized catheter and will include an expandable inflow in the left ventricle. We expect to conduct a first-in-human trial outside of the U.S. in calendar year 2020. The Impella ECP pump is still in development and has not been approved for commercial use or sale.

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

Critical Accounting Policies and Estimates

Other than the accounting policy changes discussed in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our consolidated financial statements, which is incorporated herein by reference, there have been no significant changes in our critical accounting policies during the three and six months ended September 30, 2019, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Recently Issued Accounting Pronouncements Not Yet Effective

Information regarding recent accounting pronouncements is included in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our consolidated financial statements and is incorporated herein by reference.

Results of Operations for the Three and Six Months Ended September 30, 2019 compared with the Three and Six Months Ended September 30, 2018

The following table sets forth certain condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses as a percentage of total revenue:
Cost of revenue	17.0	16.4	17.4	16.8
Research and development	11.7	12.5	11.6	12.2
Selling, general and administrative	41.9	43.4	41.7	44.2
Total costs and expenses	70.6	72.3	70.7	73.2
Income from operations	29.4	27.7	29.3	26.8
Other income and income tax provision (benefit)	23.0	0.1	4.4	(12.0)
Net income as a percentage of total revenue	6.4%	27.6%	24.9%	38.8%

Revenue

The following table categorizes our revenue by products and services:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
	(in $000's)		(in $000's)
Impella product revenue	$196,939	$175,270	$396,804	$348,945
Service and other revenue	8,035	6,508	15,836	12,843
Total revenue	$204,974	$181,778	$412,640	$361,788

The following table categorizes our revenue by geographical location:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
	(in $000's)		(in $000's)
U.S. revenue	$172,015	$158,243	$347,500	$315,838
International revenue	32,959	23,535	65,140	45,950
Total revenue	$204,974	$181,778	$412,640	$361,788

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella RP and Impella AIC product sales. Service and other revenue represents revenue earned on service maintenance contracts and preventative maintenance calls.

Total revenue for the three months ended September 30, 2019 increased by $23.2 million, or 13%, to $205.0 million from $181.8 million for the three months ended September 30, 2018. Total revenue for the six months ended September 30, 2019 increased $50.8 million, or 14%, to $412.6 million from $361.8 million for the six months ended September 30, 2018. The increase in total revenue was primarily due to higher Impella product revenue from increased utilization in the U.S and Europe and the commercial launch of Impella 2.5 and 5.0 in Japan.

Impella product revenue for the three months ended September 30, 2019 increased by $21.6 million, or 12%, to $196.9 million from $175.3 million for the three months ended September 30, 2018. Impella product revenue for the six months ended September 30, 2019 increased $47.9 million, or 14%, to $396.8 million from $348.9 million for the six months ended September 30, 2018. Most of the increase in Impella product revenue was from increased device sales in the U.S., as we focus on increasing utilization of our disposable catheter products through continued investment in our field organization and physician training programs. Impella product revenue outside of the U.S. also increased primarily due to increased utilization in Germany and our continued launch of Impella in Japan. We expect revenue from our Impella devices to continue to increase with our recent PMA approvals in the U.S. and our continued focus on Impella device utilization outside of the U.S., with a primary focus on Germany and Japan.

Service and other revenue for the three months ended September 30, 2019 increased by $1.5 million, or 23%, to $8.0 million from $6.5 million for the three months ended September 30, 2018. Service and other revenue for the six months ended September 30, 2019 increased $3.0 million, or 23%, to $15.8 million from $12.8 million for the six months ended September 30, 2018. The increase in service revenue was primarily due to an increase in preventative maintenance service contracts. We have expanded the number of Impella AIC consoles at many of our existing higher volume customer sites and continue to sell additional consoles to new customer sites. We expect revenue growth for service revenue to be consistent with recent history as most of these using sites in the U.S. have service contracts that normally have three year terms.

Costs and Expenses

Cost of Revenue

Cost of revenue for the three months ended September 30, 2019 increased by $5.1 million, or 17%, to $34.9 million from $29.8 million for the three months ended September 30, 2018. Gross margin was 83.0% for the three months ended September 30, 2019 and 83.6% for the three months ended September 30, 2018.

Cost of revenue for the six months ended September 30, 2019 increased by $11.2 million, or 18%, to $71.9 million from $60.7 million for the six months ended September 30, 2018.  Gross margin was 82.6% for the six months ended September 30, 2019 and 83% for the six months ended September 30, 2018.

The increase in cost of product revenue was related to higher demand for our Impella devices and higher production volume and costs to support growing demand for our Impella devices. The decrease in gross margin for the three and six months ended September 30, 2019 was primarily due to increased investment in direct labor and overhead as we expand our manufacturing capacity in both our manufacturing facilities in the U.S. and Germany and our initial launch of Impella CP SmartAssist which enlists optical sensor technology in our pumps.

We expect that our ongoing investment in manufacturing capacity and the expansion of our Impella CP SmartAssist platform may decrease gross margin slightly in the near future.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2019 increased by $1.3 million, or 6%, to $24.0 million from $22.7 million for three months ended September 30, 2018. Research and development expense for the six months ended September 30, 2019 increased $3.8 million, or 9%, to $47.8 million from $44.0 million for the six months ended September 30, 2018. The increase in research and development expenses was primarily due to product development initiatives relating to our existing and pipeline products, such as optical sensor technology related to the Impella CP SmartAssist, the development of Impella 5.5TM and Impella ECPTM devices, the expansion of our engineering organization, increased clinical spending primarily related to our ongoing clinical studies and our continued focus on quality initiatives for our Impella devices.

We expect research and development expenses to continue to increase for the remainder of fiscal 2020 as we continue to increase clinical spending related to our ongoing clinical studies and as we continue to focus on engineering initiatives to improve our existing products and develop new technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2019 increased by $7.1 million, or 9%, to $86.0 million from $78.9 million for the three months ended September 30, 2018. Selling, general, and administrative expenses for the six months ended September 30, 2019 increased $12.0 million, or 8%, to $172.0 million from $160.0 million for the six months ended September 30, 2018. The increase in selling, general and administrative expenses was primarily due to the hiring of additional field sales and clinical personnel in the U.S., Germany and Japan, increased spending on marketing initiatives as we continue to educate physicians on the benefits to patients of hemodynamic support with our Impella products, and legal expenses related to ongoing patent litigation and other legal matters discussed in “Note 13. Commitments and Contingencies” to our consolidated financial statements.

We expect to continue to increase our expenditures on sales and marketing activities, with particular investments in field sales and clinical personnel with cath lab expertise to drive recovery awareness for acute heart failure patients. We also plan to increase our marketing, service and training investments as a result of recent PMA approvals in the U.S. for our Impella devices and as we continue our expansion in Germany, Japan and other new markets outside of the U.S. We expect to continue to have significant stock-based compensation expense in the future. We also expect to continue to incur significant legal expenses for the foreseeable future related to ongoing patent litigation and other legal matters discussed in “Note 13. Commitment and Contingencies” to our consolidated financial statements.

In December 2015, the Consolidated Appropriations Act, 2016 was signed into law, which included a two-year moratorium on the Medical Device Excise Tax (the “MDET”) such that medical device sales in 2016 and 2017 are exempt from the medical device excise tax. As part of continuing legislation in January 2018 by the U.S. government, the medical device excise tax moratorium was further extended through December 31, 2019. Unless there is additional legislation passed, the MDET is scheduled to be reinstated on January 1, 2020 which will increase our operating expenses beginning in the fourth quarter of fiscal 2020.

Income Tax Provision

Our income tax provision was $4.3 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively and our income tax provision was $18.5 million for the six months ended September 30, 2019 and an income tax benefit of $39.9 million for the six months ended September 30, 2018. Our effective tax rate was 24.7% and 3.3% for the three months ended September 30, 2019 and 2018, respectively, and 15.4% and (39.7)% for the six months ended September 30, 2019 and 2018, respectively. The increase in the effective income tax rate was due primarily to lower excess tax benefits recognized associated with stock-based awards of $0.5 million and $12.9 million as an income tax benefit for the three months ended September 30, 2019 and 2018, respectively, and of $13.3 million and $66.8 million recorded as an income tax benefit for the six months ended September 30, 2019 and 2018, respectively. These recognized excess tax benefits resulted from restricted stock units that vested or stock options that were exercised during the three and six months ended September 30, 2019, respectively.

Net Income

For the three months ended September 30, 2019, net income was $13.1 million, or $0.29 per basic share and $0.28 per diluted share, compared to $50.1 million, or $1.11 per basic share and $1.09 per diluted share, for three months ended September 30, 2018. For the six months ended September 30, 2019, net income was $102.0 million, or $2.25 per basic share and $2.22 per diluted share, compared to $140.2 million, or $3.13 per basic share and $3.04 per diluted share for the six months ended September 30, 2018

Net income for the three months ended September 30, 2019 included excess tax benefits related to stock-based awards of $0.5 million, or $0.01 per basic and diluted share, and a $34.5 million unrealized loss, net of tax, or $0.75 per basic and diluted share, related to our investment in Shockwave Medical. Net income for the six months ended September 30, 2019 included excess tax benefits related to stock-based awards of $13.3 million, or $0.29 per basic and diluted share, and a $5.9 million unrealized loss, net of tax, or $0.13 per basic and diluted share, related to our investment in Shockwave Medical. Net income for the six months ended September 30, 2018 included excess tax benefits of $0.29 per basic share and $0.28 per diluted share.

Our net income for three and six months ended September 30, 2019 was also driven by higher Impella product revenue due to greater utilization of our Impella devices and our focus on managing expenses in line with revenues.

Liquidity and Capital Resources

At September 30, 2019, our total cash, cash equivalents and marketable securities totaled $551.3 million, an increase of $37.9 million compared to $513.4 million at March 31, 2019. The increase in our cash, cash equivalents and marketable securities during the six months ended September 30, 2019 was primarily due to cash flows provided by operating activities offset by cash used to fund our stock repurchase program, annual bonuses, taxes paid related to net settlement of vesting of stock awards during the period and purchases of property and equipment.

Following is a summary of our cash flow activities:

	For the Six Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$138,887	$107,191
Net cash used for by investing activities	(38,011)	(14,883)
Net cash used for financing activities	(71,005)	(57,678)
Effect of exchange rate changes on cash	(613)	(1,223)
Net increase in cash and cash equivalents	$29,258	$33,407

Cash Provided by Operating Activities

For the six months ended September 30, 2019, cash provided by operating activities consisted of net income of $102.0 million, adjustments for non-cash items of $54.5 million and cash used in working capital of $17.6 million. As discussed above, the change in net income was primarily due to lower excess tax benefits partially offset by higher revenue from increased utilization of our Impella devices and an unrealized loss related to our investment in Shockwave Medical. Adjustments for non-cash items consisted primarily of $26.4 million of stock-based compensation expense, $10.2 million in deferred tax provision, $9.1 million of depreciation and amortization expense, $2.3 million in accretion on marketable securities, and $2.2 million in inventory and other write-downs. The change in cash from working capital included a $12.2 million increase in inventory to support demand for our Impella devices, $3.8 million increase in accounts receivable due to timing of collections, a $3.0 million increase in deferred revenue, and a $0.5 million decrease in accounts payable and accrued expenses.

For the six months ended September 30, 2018, cash provided by operating activities consisted of net income of $140.2 million, adjustments for non-cash items of $9.8 million and cash used in working capital of $23.2 million. The increase in net income was primarily due to higher revenue from increased utilization of our Impella devices. Adjustments for non-cash items consisted primarily of $28.2 million of stock-based compensation expense, a $45.7 million change in deferred tax provision, $6.3 million of depreciation expense on property and equipment, $1.7 million in inventory and other write-downs, and $0.8 million in accretion on marketable securities. The change in cash from working capital included a $5.1 million increase in accounts receivable due to increased sales, a $16.8 million increase in inventory to support growing demand for our Impella devices, a $1.6 million increase in accounts payable and accrued expenses primarily due to increases expenses, and a $0.9 million decrease in deferred revenue.

Cash Used for by Investing Activities

For the six months ended September 30, 2019, net cash used for investing activities primarily consisted of $5.6 million in maturities (net of purchases) of marketable securities and $24.6 million used in the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers and Aachen, Germany.  We invested an additional $7.8 million in private medical technology companies during fiscal 2019.

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

Cash Used for Financing Activities

For the six months ended September 30, 2019, net cash used for financing activities included $41.2 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards and $34.9 million used in the repurchase of our common stock. These amounts were offset by $2.7 million in proceeds from the exercise of stock options and $2.4 million in proceeds from the issuance of stock under the employee stock purchase plan.

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

Operating Capital and Liquidity Requirements

We believe that cash receipts from our revenue together with existing resources will be sufficient to fund our operations for at least the next twelve months, exclusive of activities involving any future acquisitions of products or companies that complement or augment our existing line of products.

Our primary liquidity requirements are to fund the expansion of our commercial and operational infrastructure, increase our manufacturing capacity, increase our inventory levels in order to meet growing customer demand for our Impella devices, fund new product development initiatives, continue our controlled commercial launch of Impella devices in Japan and expand to potential new markets, increase clinical spending, cover legal expenses related to ongoing patent litigation, cover payments in lieu of issuing of common stock for payroll withholding taxes upon vesting of certain equity awards, fund our stock repurchase program, fund business development initiatives and provide for general working capital needs. To date, we have primarily funded our operations through product sales and, to a lesser extent the sale of equity securities.

Capital expenditures for fiscal 2020 are estimated to range from $70 million to $80 million, including additional capital expenditures for manufacturing capacity expansions in our Danvers and Aachen facilities, additional office space, building and leasehold improvements and information systems development projects.

Our liquidity is influenced by our ability to sell our products in a competitive industry and our customers’ ability to pay for our products. Factors that may affect liquidity include our ability to penetrate the market for our products, our ability to maintain or reduce the length of the selling cycle for our products, capital expenditures, investments in collaborative arrangements with other partners, and our ability to collect cash from customers after our products are sold. We also expect to continue to incur legal expenses for the foreseeable future related to ongoing patent litigation and other legal matters. We continue to review our short-term and long-term cash needs on a regular basis. At September 30, 2019 we had no long-term debt outstanding.

In August 2019, the Company’s Board of Directors authorized a stock repurchase program for up to $200 million of shares of its common stock. Under the stock repurchase program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company is funding the stock repurchase program with its available cash and marketable securities. During the three months ended September 30, 2019, the Company repurchased 180,929 shares for $34.9 million in open market purchases at an average cost of $192.75 per share, including commission expense.

Marketable securities at September 30, 2019 and March 31, 2019 consisted of $401.1 million and $392.4 million held in investment funds that are invested in U.S. Treasury, government-backed and corporate debt securities, and commercial paper. As of September 30, 2019, the Company is not a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to auction rate securities markets.

Cash and cash equivalents held by our foreign subsidiaries totaled $39.3 million and $25.2 million at September 30, 2019 and March 31, 2019, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. Since most of our cash and cash equivalents held by foreign subsidiaries which are disregarded entities for domestic tax purposes, any repatriation of foreign subsidiary earnings to the U.S. would likely have a nominal tax impact.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of our fiscal year ending March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures and could impair our business and results of operations. Material legal proceedings are discussed in “Note 13. Commitments and Contingencies” to our condensed consolidated financial statements and such information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2019, which could materially affect our business, financial condition or future results. As of the date of this Report, there has been no material change in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, other than with respect to the below.

Risks Related to Our Business

Environmental and health safety laws may result in liabilities, expenses and restrictions on our operations.

Federal, state, local and foreign laws regarding environmental protection, hazardous substances and human health and safety may adversely affect our business. Using hazardous substances in our operations exposes us to the risk of accidental injury, contamination or other liability from the use, storage, importation, handling or disposal of hazardous materials. If our or our suppliers’ operations result in the contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and fines, and any liability could significantly exceed our insurance coverage and have a material adverse effect on our financial condition. Additionally, increased costs on our suppliers stemming from compliance with environmental regulations may adversely affect us, as suppliers may choose to pass on these costs to us in the form of adjusted pricing.

Recent environmental regulatory action regarding medical device sterilization may adversely impact us in the ways described above. Many of our products require sterilization prior to sale, and we utilize contract sterilizers to perform this service. State agencies recently shut down an ethylene oxide sterilization facility in Illinois. While this facility does not sterilize our products and is not otherwise in our supply chain, and our suppliers are not affected directly by these recent regulatory actions, increased scrutiny in this area in the U.S. could create costs for our suppliers, who may be required to take steps with respect to their sterilization processes. These costs could, in turn, be passed on to us and adversely affect us. Also, to the extent we or our contract sterilizers are unable to sterilize our products, whether due to these regulatory or other constraints (such as capacity or availability of materials for sterilization), we may be unable to transition to other contract sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner, or at all. This failure to transition our processes due to decreased third-party sterilization capacity could have an adverse impact on our results of operations and financial condition.

We maintain insurance for certain environmental risks, subject to substantial deductibles; however, we cannot assure you we can continue to maintain this insurance in the future at an acceptable cost or at all. Future changes to environmental and health and safety laws could cause us to incur additional expenses or restrict our operations.

Risks Related to Our Common Stock

The market price of our common stock is volatile, which has in the past led to and may in the future lead to securities litigation against us. Such litigation may be costly and result in an adverse outcome.

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
•

the outcome of currently pending litigation and governmental investigations, or the initiation of additional litigation or government investigations against the company; and market conditions in the industry, particularly around reimbursement for our products and the economy as a whole.

In addition, the stock market in general and the market for shares of medical device companies in particular have experienced extreme price and volume fluctuations in recent years. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities class action litigation against that company. For instance, in August 2019, two purported class action complaints were filed against us and certain of our officers in the U.S. District Court for the Southern District of New York by an alleged purchaser of the Company’s common stock, on behalf of the plaintiffs themselves and persons or entities that purchased or acquired the Company’s securities relating to allegedly misleading disclosures made by us regarding our financial condition and results of operations. For additional discussion, see “Note 13. Commitment and Contingencies – Contingencies” to our consolidated financial statements in this report, which is incorporated by reference into this item.

We are generally obliged under our bylaws, to the extent permitted under Delaware law, to indemnify our current and former officers who are named as defendants in these types of lawsuits.  While a certain amount of insurance coverage is available for expenses or losses associated with these lawsuits, this coverage may not be sufficient.  Based on information currently available, we are unable to estimate reasonably a possible loss or range of possible losses, if any, with regard to the class action litigation; therefore, no litigation reserve has been recorded in our consolidated balance sheet.  Although we plan to defend against the class action litigation vigorously, there can be no assurances that a favorable final outcome will be obtained.  This litigation and other future litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable.
(b)	Not applicable.
(c)

The following table provides information about our repurchases of shares of our common stock during the quarter ended September 30, 2019. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value Maximum of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2019	—		—		—		—
August 1-31, 2019	180,929	(2)	$192.75	(2)	180,929	(2)	$165,125,935	(1)
September 1-30, 2019	—		—		—		$165,125,935
Total	180,929		192.75		180,929		$165,129,935
(1)

In August 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $200.0 million of shares its common stock. The repurchase program was announced on August 1, 2019 and has no expiration date and may be suspended or discontinued at any time.

(2)	In August 2019, the Company repurchased 180,929 shares for $34.9 million in open market purchases at an average cost of $192.75 per share, including commission expense.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation		S-3	September 29, 1997	3.1

3.2	Amended & Restated By-Laws, as Amended and Restated February 5, 2019		10-K	May 23, 2019 (File No. 001-09585)	3.2

3.3	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000		8-K	March 21, 2007 (File No. 001-09585)	3.4

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer	X

32.1	Section 1350 certification	X

101

The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and March 31, 2019; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2019 and 2018; and (v) Notes to Condensed Consolidated Financial Statements.

		X

104*	Cover page from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL and contained in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: October 31, 2019	/s/ TODD A. TRAPP
Todd A. Trapp
Vice President and Chief Financial Officer
(Authorized Signatory)