Form 10-Q
period 2019-12-31
ABIOMED INC
filed 2020-02-06
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of January 30, 2020, 45,062,665 shares of the registrant’s common stock, $.01 par value, were outstanding.

EXPLANATORY NOTES

Pending Trademarks and Registered Marks

Throughout this quarterly report on Form 10-Q (the “Report”), we refer to various trademarks, service marks and trade names that we use in our business. Abiomed, Impella, Impella 2.5, Impella 5.0, Impella LD, Impella CP, Impella RP, Impella 5.5, Impella Connect, and SmartAssist are registered trademarks of Abiomed, Inc., and are registered in the U.S. and certain foreign countries. Impella BTR, Impella ECP, CVAD Study, and Automated Impella Controller are pending trademarks of Abiomed, Inc. Other trademarks and service marks appearing in this Report are the property of their respective holders.

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

PART I. FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	December 31, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$117,970	$121,021
Short-term marketable securities	309,569	370,677
Accounts receivable, net	100,994	90,809
Inventories	91,193	80,942
Prepaid expenses and other current assets	16,850	13,748
Total current assets	636,576	677,197
Long-term marketable securities	167,981	21,718
Property and equipment, net	162,060	145,005
Goodwill	32,594	32,601
In-process research and development	15,205	15,208
Long-term deferred tax assets, net	47,028	77,502
Other assets	135,167	85,115
Total assets	$1,196,611	$1,054,346
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,566	$32,185
Accrued expenses	71,876	57,420
Deferred revenue	19,156	16,393
Other current liabilities	3,661	—
Total current liabilities	126,259	105,998
Contingent consideration	10,440	9,575
Long-term deferred tax liabilities	822	822
Other long-term liabilities	12,227	1,061
Total liabilities	149,748	117,456
Commitments and contingencies (Note 13)
Stockholders' equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	451	451
Authorized - 100,000,000 shares; Issued - 47,498,385 shares at December 31, 2019 and 47,026,226 shares at March 31, 2019
Outstanding - 45,112,835 shares at December 31, 2019 and 45,122,985 shares at March 31, 2019
Additional paid in capital	733,054	690,507
Retained earnings	570,683	399,473
Treasury stock at cost - 2,385,550 shares at December 31, 2019 and 1,903,241 shares at March 31, 2019	(240,330)	(138,852)
Accumulated other comprehensive loss	(16,995)	(14,689)
Total stockholders' equity	1,046,863	936,890
Total liabilities and stockholders' equity	$1,196,611	$1,054,346

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Revenue	$221,584	$200,563	$634,225	$562,351
Costs and expenses:
Cost of revenue	39,996	34,023	111,937	94,718
Research and development	25,655	23,965	73,413	67,955
Selling, general and administrative	85,674	80,220	257,708	240,254
	151,325	138,208	443,058	402,927
Income from operations	70,259	62,355	191,167	159,424
Other income (expenses):
Investment income, net	3,086	2,175	9,066	5,397
Other income (expense), net	23,671	(20)	17,279	10
	26,757	2,155	26,345	5,407
Income before income taxes	97,016	64,510	217,512	164,831
Income tax provision (benefit)	27,799	19,648	46,301	(20,225)
Net income	$69,217	$44,862	$171,211	$185,056

Basic net income per share	$1.53	$1.00	$3.79	$4.13
Basic weighted average shares outstanding	45,140	45,046	45,225	44,852

Diluted net income per share	$1.51	$0.97	$3.73	$4.01
Diluted weighted average shares outstanding	45,695	46,136	45,935	46,147

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Net income	$69,217	$44,862	$171,211	$185,056
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,945	(1,015)	(1,436)	(8,468)
Unrealized loss on derivative instrument	(1,392)	—	(1,392)	—
Net unrealized gains on marketable securities	8	234	522	356
Other comprehensive income (loss)	561	(781)	(2,306)	(8,112)

Comprehensive income	$69,778	$44,081	$168,905	$176,944

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, April 1, 2019	45,122,985	$451	1,903,241	$(138,852)	$690,507	$399,473	$(14,689)	$936,890
Restricted stock units issued	373,430	4	—	—	(4)	—	—	—
Stock options exercised	36,289	1	—	—	1,260	—	—	1,261
Return of common stock to pay withholding taxes on restricted stock	(158,426)	(2)	158,426	(40,534)	—	—	—	(40,536)
Stock compensation expense	—	—	—	—	13,121	—	—	13,121
Other comprehensive income	—	—	—	—	—	—	2,934	2,934
Net income	—	—	—	—	—	88,923	—	88,923
Balance, June 30, 2019	45,374,278	$454	2,061,667	$(179,386)	$704,884	$488,396	$(11,755)	$1,002,593
Restricted stock units issued	12,039	—	—	—	—	—	—	—
Stock options exercised	21,268	—	—	—	1,445	—	—	1,445
Return of common stock to pay withholding taxes on restricted stock	(3,363)	—	3,363	(668)	—	—	—	(668)
Stock issued under employee stock purchase plan	15,659	—	—	—	2,368	—	—	2,368
Stock compensation expense	—	—	—	—	13,323	—	—	13,323
Stock repurchase program	(180,929)	(2)	180,929	(34,872)	—	—	—	(34,874)
Other comprehensive loss	—	—	—	—	—	—	(5,801)	(5,801)
Net income	—	—	—	—	—	13,071	—	13,071
Balance, September 30, 2019	45,238,952	$452	2,245,959	$(214,926)	$722,020	$501,467	$(17,556)	$991,457
Restricted stock units issued	6,004	—	—	—	—	—	—	—
Stock options exercised	7,470	—	—	—	460	—	—	460
Return of common stock to pay withholding taxes on restricted stock	(2,159)	—	2,159	(403)	—	—	—	(403)
Stock compensation expense	—	—	—	—	10,574	—	—	10,574
Stock repurchase program	(137,432)	(1)	137,432	(25,001)	—	—	—	(25,002)
Other comprehensive income	—	—	—	—	—	—	561	561
Net income	—	—	—	—	—	69,217	—	69,217
Balance, December 31, 2019	45,112,835	$451	2,385,550	$(240,330)	$733,054	$570,683	$(16,995)	$1,046,863

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, April 1, 2018	44,375,337	$444	1,725,312	$(67,078)	$619,905	$140,457	$(4,204)	$689,524
Restricted stock units issued	384,887	4	—	—	(4)	—	—	—
Stock options exercised	282,368	3	—	—	5,795	—	—	5,798
Stock issued to directors	80	—	—	—	33	—	—	33
Return of common stock to pay withholding taxes on restricted stock	(166,401)	(2)	166,401	(67,596)	—	—	—	(67,598)
Stock compensation expense	—	—	—	—	12,245	—	—	12,245
Other comprehensive loss	—	—	—	—	—	—	(6,709)	(6,709)
Net income	—	—	—	—	—	90,066	—	90,066
Balance, June 30, 2018	44,876,271	$449	1,891,713	$(134,674)	$637,974	$230,523	$(10,913)	$723,359
Restricted stock units issued	18,827	—	—	—	—	—	—	—
Stock options exercised	142,978	1	—	—	4,814	—	—	4,815
Stock issued to directors	74	—	—	—	34	—	—	34
Return of common stock to pay withholding taxes on restricted stock	(5,258)	—	5,258	(2,069)	—	—	—	(2,069)
Stock issued under employee stock purchase plan	5,561	—	—	—	1,376	—	—	1,376
Stock compensation expense	—	—	—	—	15,934	—	—	15,934
Other comprehensive loss	—	—	—	—	—	—	(622)	(622)
Net income	—	—	—	—	—	50,127	—	50,127
Balance, September 30, 2018	45,038,453	$450	1,896,971	$(136,743)	$660,132	$280,650	$(11,535)	$792,954
Restricted stock units issued	14,085	1	—	—	(1)	—	—	—
Stock options exercised	10,039	—	—	—	429	—	—	429
Stock issued to directors	103	—	—	—	33	—	—	33
Return of common stock to pay withholding taxes on restricted stock	(4,633)	—	4,633	(1,546)	—	—	—	(1,546)
Stock issued under employee stock purchase plan	2	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	15,578	—	—	15,578
Other comprehensive loss	—	—	—	—	—	—	(781)	(781)
Net income	—	—	—	—	—	44,862	—	44,862
Balance, December 31, 2018	45,058,049	$451	1,901,604	$(138,289)	$676,171	$325,513	$(12,316)	$851,530

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended December 31,
	2019	2018
Operating activities:
Net income	$171,211	$185,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,427	9,936
Bad debt expense	241	578
Stock-based compensation	37,019	43,757
Write-down of inventory and other	3,984	3,152
Accretion on marketable securities	(2,678)	(1,644)
Change in fair value of other investments	(17,407)	—
Deferred tax provision	30,551	(25,992)
Change in fair value of contingent consideration	865	93
Other non-cash operating activities	3,167	—
Changes in assets and liabilities:
Accounts receivable	(10,333)	(19,268)
Inventories	(13,261)	(26,522)
Prepaid expenses and other assets	(4,250)	678
Accounts payable	841	4,909
Accrued expenses and other liabilities	11,193	6,909
Deferred revenue	2,757	164
Net cash provided by operating activities	228,327	181,806
Investing activities:
Purchases of marketable securities	(491,513)	(241,745)
Proceeds from the sale and maturity of marketable securities and other	410,456	226,949
Purchases of other investments and intangible assets	(20,899)	(30,436)
Purchases of property and equipment	(33,460)	(35,469)
Net cash used for investing activities	(135,416)	(80,701)
Financing activities:
Proceeds from the exercise of stock options	3,165	11,043
Taxes paid related to net share settlement upon vesting of stock awards	(41,607)	(71,213)
Repurchase of common stock	(59,876)	—
Proceeds from the issuance of stock under employee stock purchase plan	2,368	1,376
Net cash used for financing activities	(95,950)	(58,794)
Effect of exchange rate changes on cash	(12)	(1,105)
Net (decrease) increase in cash and cash equivalents	(3,051)	41,206
Cash and cash equivalents at beginning of period	121,021	42,975
Cash and cash equivalents at end of period	$117,970	$84,181

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,479	$4,500
Supplemental disclosure of non-cash activities:
Property and equipment in accounts payable and accrued expenses	3,314	1,670
Right-of-use assets obtained in exchange for lease liabilities	14,596	—

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

There have been no changes in the Company’s significant accounting policies for the three and nine months ended December 31, 2019 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 that has been filed with the SEC, except as described in “Recently Adopted Accounting Pronouncements.”

Recently Adopted Accounting Pronouncements

Effective April 1, 2019, the Company adopted the Financial Accounting Standards Board, or FASB standard update ASU 2016-02 (“Topic 842”), “Leases,” which requires lessees with lease arrangements exceeding a one-year term to record a right-of-use asset and lease obligation on the balance sheet, whether operating or financing, and related lease expenses for operating leases and amortization and interest expense for financing leases in the statement of operations. Additional information and disclosures required by this standard are contained in “Note 8. Leases.”

Recently Issued Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13 (“Topic 326”), “Financial Instruments - Credit Losses” This new guidance will require financial instruments to be measured at amortized cost, and accounts receivables to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. ASU 2016-13 is effective for annual reporting periods beginning after December 31, 2019. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements. ASU 2016-13 will become effective for the Company in fiscal 2021.

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

Note 3. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities include stock options, restricted stock units, performance-based stock awards and shares to be purchased under the Company’s employee stock purchase plan. The Company’s basic and diluted net income per share for the three and nine months ended December 31, 2019 and 2018 were as follows (in thousands, except per share data):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
Basic Net Income Per Share	2019	2018	2019	2018
Net income	$69,217	$44,862	$171,211	$185,056

Weighted average shares - basic	45,140	45,046	45,225	44,852

Net income per share - basic	$1.53	$1.00	$3.79	$4.13

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
Diluted Net Income Per Share	2019	2018	2019	2018
Net income	$69,217	44,862	171,211	185,056

Weighted average shares - basic	45,140	45,046	45,225	44,852
Effect of dilutive securities	555	1,090	710	1,295
Weighted average shares - diluted	45,695	46,136	45,935	46,147

Net income per share - diluted	$1.51	$0.97	$3.73	$4.01

Share-based compensation awards of approximately 0.3 million and 0.2 million shares for the three months ended December 31, 2019, and 2018, respectively, and approximately 0.2 million shares for each of the nine months ended December 31, 2019 and 2018, respectively, were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive or are contingently issuable upon meeting performance criteria in the periods presented.

Note 4. Revenue Recognition

Adoption of Topic 606, Revenue from Contracts with Customers

The Company adopted Topic 606 on April 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of Topic 606 did not have a material impact on the Company’s consolidated balance sheet, statement of operations, stockholders’ equity or cash flows as of the adoption date or for the three and nine months ended December 31, 2019.

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

The Company generates revenue primarily from the sale of Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella RP, Impella 5.5, and Impella AIC products. The Company also earns revenue from preventative maintenance service contracts and maintenance calls.

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

The following table categorizes the Company’s revenue by products and services:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(in $000's)		(in $000's)
Impella product revenue	$212,626	$193,253	$609,430	$542,198
Service and other revenue	8,958	7,310	24,795	20,153
Total revenue	$221,584	$200,563	$634,225	$562,351

The following table categorizes the Company’s revenue by geographical location:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(in $000's)		(in $000's)
U.S. revenue	$185,569	$172,548	$533,070	$488,386
International revenue	36,015	28,015	101,155	73,965
Total revenue	$221,584	$200,563	$634,225	$562,351

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

Rebates and Discounts

The Company provides certain customers with rebates and discounts that are defined in the Company’s contract arrangements with customers and are recorded as a reduction of revenue in the period the related product revenue is recognized, resulting in a reduction to revenue and the establishment of a liability, which are all included in accrued expenses in the consolidated balance sheets. Rebates normally result from administrative fees required by certain customers and performance-based offers that are primarily based on attaining contractually specified sales volumes as well as product usage.  Discounts are normally from early payment incentives. The Company estimates the amount of rebates and discounts based on an estimate of the third-party’s sales and the respective rebate or discount defined in the customer contractual arrangement. Revenue adjustments that relate to performance obligations satisfied in prior periods during the three and nine months ended December 31, 2019 and 2018 were not material.

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

The Company’s deferred revenue balance was $19.2 million as of December 31, 2019 and $16.4 million as of March 31, 2019 respectively. The Company’s deferred revenue is comprised primarily of product shipments in which the customer has not obtained control of the product and upfront payments received on preventive maintenance service contracts in which service has not been fully performed. This deferred revenue is recognized as revenue when the customer obtains control of the product for product sales, and revenue is recognized on service contracts ratably over the term of the service contract. During the three and nine months ended December 31, 2019, the Company recognized $2.3 million and $15.0 million of revenue that was included in the deferred revenue balance as of March 31, 2019, respectively.

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

Note 5. Financial Instruments

Cash Equivalents, Marketable Securities

The Company’s cash equivalents and marketable securities at December 31, 2019 and March 31, 2019 are classified on the balance sheet as follows:

	December 31, 2019	March 31, 2019
	(in $000's)
Cash equivalents	$56,674	$80,089
Short-term marketable securities	309,569	370,677
Long-term marketable securities	167,981	21,718
	$534,224	$472,484

The Company’s cash equivalents and marketable securities at December 31, 2019 and March 31, 2019 are invested in the following:

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
December 31, 2019:	(in $000's)
Money market funds	$36,674	$—	$—	$36,674
Repurchase agreements	20,000	—	—	20,000
Short-term U.S. Treasury mutual fund securities	37,158	23	—	37,181
Short-term government-backed securities	108,117	121	(11)	108,227
Short-term corporate debt securities	124,113	149	(4)	124,258
Short-term commercial paper	39,903	9	(9)	39,903
Long-term U.S. Treasury mutual fund securities	10,086	2	—	10,088
Long-term government-backed securities	71,963	46	(26)	71,983
Long-term corporate debt securities	85,348	562	—	85,910
	$533,362	$912	$(50)	$534,224

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
March 31, 2019:	(in $000's)
Money market funds	$60,089	$—	$—	$60,089
Repurchase agreements	20,000	—	—	20,000
Short-term U.S. Treasury mutual fund securities	58,786	13	(12)	58,787
Short-term government-backed securities	126,336	60	(15)	126,381
Short-term corporate debt securities	128,626	97	(9)	128,714
Short-term commercial paper	56,780	16	(1)	56,795
Long-term corporate debt securities	21,529	189	—	21,718
	$472,146	$375	$(37)	$472,484

Derivative Instruments

In October 2019, the Company entered into an intercompany agreement in which it loaned 85.0 million Euro to its Abiomed Europe GMBH, its German subsidiary.  In conjunction with this intercompany loan agreement, the Company entered into a cross-currency swap agreement to convert a notional amount of 85.0 million Euro equivalent to $93.5 million denominated intercompany loan into U.S. dollars. The objective of this cross-currency swap is to hedge the variability of cash flows related to the forecasted interest and principal payments on the Euro denominated fixed rate loan against changes in the exchange rate between the U.S. dollar and the Euro. Under the terms of this cross-currency swap contract, which has been designated as a cash flow hedge, the Company will make interest payments in Euro and receive interest in U.S. dollars. Upon the maturity of this contract, the Company will pay the principal amount of the loan in Euro and receive U.S. dollars from the counterparty. The cross-currency swap is carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in Accumulated Other Comprehensive Income (“AOCI”).

The Company uses a foreign-exchange-related derivative instrument to manage its exposure related to changes in the exchange rate on its intercompany loan. The Company does not enter into derivative instruments for any purpose other than cash flow hedging.

The following table summarizes the terms of the cross-currency swap agreement as of December 31, 2019 (dollar amounts in thousands):

				December 31, 2019
	Effective Date	Maturity	Fixed Rate	Aggregate Notional Amount
Pay EUR	October 15,	October 15,	2.75%	EUR 85,000
Receive U.S.$	2019	2024	4.64%	USD 93,457

The following table presents the notional amount and fair value of the Company’s derivative instrument as of December 31, 2019:

		December 31, 2019
Derivatives designated as hedging instruments under ASC 815	Balance Sheet classification	Fair Value
Cross-currency swap	Other assets (long term liabilities)	$(3,278)

The Company has structured its cross-currency swap agreement to be 100% effective and, as a result, there was no net impact to earnings resulting from hedge ineffectiveness. Changes in the fair value of the cross-currency swap designated as a hedging instrument that effectively offsets the variability of cash flows are reported in AOCI. These amounts subsequently are reclassified into the consolidated income statement in the same period in which the related hedged item affects earnings.

For the three and nine months ended December 31, 2019, the Company recorded a $0.4 million in other income, net, included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.

Contingent Consideration

The Company’s contingent consideration consists of potentially payable amount related to the acquisition of ECP Entwicklungsgesellschaft mbH, or ECP, and AIS GmbH Aachen Innovative Solutions, or AIS, in July 2014. The Company acquired ECP and AIS for $13.0 million in cash, with additional potential payouts totaling $15.0 million based on the achievement of CE Mark approval in the European Union and a revenue-based milestone related to the development of the future Impella ECPTM expandable catheter pump technology. These potential milestone payments may be made, at the Company’s option, by a combination of cash or Company common stock. As of December 31, 2019, the Company used a combination of an income approach, based on various revenue and cost assumptions and applying a probability to each outcome and a Monte-Carlo valuation model. For the clinical and regulatory milestone, probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers the weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. The revenue-based milestone is valued using a Monte-Carlo valuation model, which simulates estimated future revenues during the earn out-period using management's best estimates. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans.

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

The following tables presents the Company’s fair value hierarchy for its financial instruments measured at fair value as of December 31, 2019 and March 31, 2019:

	Level 1	Level 2	Level 3	Total
December 31, 2019:	(in $000's)
Assets
Money market funds	$36,674	$—	$—	$36,674
Repurchase agreements	—	20,000	—	20,000
Short-term U.S. Treasury mutual fund securities	—	37,181	—	37,181
Short-term government-backed securities	—	108,227	—	108,227
Short-term corporate debt securities	—	124,258	—	124,258
Short-term commercial paper	—	39,903	—	39,903
Long-term U.S. Treasury mutual fund securities		10,088	—	10,088
Long-term government-backed securities	—	71,983	—	71,983
Long-term corporate debt securities	—	85,910	—	85,910
Investment in Shockwave Medical	73,735	—	—	73,735
Liabilities
Cross-currency swap agreement	—	3,278	—	3,278
Contingent consideration	—	—	10,440	10,440

	Level 1	Level 2	Level 3	Total
March 31, 2019:	(in $000's)
Assets
Money market funds	$60,089	$—	$—	$60,089
Repurchase agreements	—	20,000	—	20,000
Short-term U.S. Treasury mutual fund securities	—	58,787	—	58,787
Short-term government-backed securities	—	126,381	—	126,381
Short-term corporate debt securities	—	128,714	—	128,714
Short-term commercial paper	—	56,795	—	56,795
Long-term corporate debt securities	—	21,718	—	21,718
Investment in Shockwave Medical	56,195	—	—	56,195
Liabilities
Contingent consideration	—	—	9,575	9,575

The Company has determined that the estimated fair value of its money market funds and its investment in Shockwave Medical, a publicly traded medical device company, are reported as Level 1 financial assets as they are valued at quoted market prices in active markets. The investment in Shockwave Medical is classified within other assets in the consolidated balance sheet.

The Company has determined that the estimated fair value of its repurchase agreements, U.S. Treasury mutual fund securities, government-backed securities, corporate debt securities, commercial paper and cross-currency rate swap are reported as Level 2 financial assets as they are based on model-driven valuations in which all significant inputs are observable, or can be derived from or corroborated by observable market data for substantially the full term of the asset.

The Company’s contingent consideration liability is reported as Level 3 as the estimated fair value of the contingent consideration related to the acquisition of ECP requires significant management judgment or estimation and is calculated using the following valuation methods:

	Milestone Payment	Fair Value at December 31, 2019	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
	(in $000's)
Clinical and regulatory milestone	$7,000	$5,617	Probability weighted income approach	Projected fiscal year of milestone payments	2021 to 2023
				Discount rate	2.84% to 2.86%
				Probability of occurrence	Probability adjusted level of 45% for the base case scenario and 15% to 40% for various downside and upside scenarios

Revenue-based milestone	8,000	4,823	Monte Carlo simulation model	Projected fiscal year of milestone payments	2025 to 2035
				Discount rate	18%
				Expected volatility for forecasted revenues	50%
				Probability of payment (risk-neutral)	73.8%
	$15,000	$10,440

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the three and nine months ended December 31, 2019 and 2018:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(in $000's)
Beginning balance	$10,236	$10,331	$9,575	$10,490
Additions	—	—	—	—
Payments	—	—	—	—
Change in fair value	204	252	865	93
Ending balance	$10,440	$10,583	$10,440	$10,583

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

Note 6. Property and Equipment

The components of property and equipment are as follows:

	December 31, 2019	March 31, 2019
	(in $000's)
Land	$7,261	$7,262
Building and building improvements	98,819	86,705
Leasehold improvements	14,150	2,190
Machinery and equipment	66,793	59,146
Furniture and fixtures	14,619	11,456
Construction in progress	13,148	17,946
Total cost	214,790	184,705
Accumulated depreciation	(52,730)	(39,700)
Property and equipment, net	$162,060	$145,005

Note 7. Goodwill, In-Process Research and Development and Other Assets

Goodwill

The carrying amount of goodwill at December 31, 2019 and March 31, 2019 was $32.6 million and $32.6 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, in May 2005 and ECP and AIS in July 2014. The carrying value of goodwill and the change in the balance for the nine months ended December 31, 2019 are as follows:

(in $000's)
Balance, March 31, 2019	$32,601
Foreign currency translation impact	(7)
Balance, December 31, 2019	$32,594

The Company evaluates goodwill at least annually at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on goodwill.

In-Process Research & Development

The carrying amount of in-process research & development, or IPR&D, assets at December 31, 2019 and March 31, 2019 was $15.2 million for each date, respectively, and was recorded in conjunction with the Company’s acquisition of ECP and AIS, in July 2014. The estimated fair value of IPR&D assets at the acquisition date was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flow estimates for the future Impella ECPTM expandable catheter pump technology was based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company used an original discount rate of 21% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes is appropriate and representative of market participant assumptions.

The carrying value of the Company’s IPR&D assets and the change in the balance for the nine months ended December 31, 2019 are as follows:

(in $000's)
Balance, March 31, 2019	$15,208
Foreign currency translation impact	(3)
Balance, December 31, 2019	$15,205

The Company evaluates IPR&D assets at least annually at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on IPR&D assets.

Other Assets

Other assets are made of the following:

	December 31, 2019	March 31, 2019
	(in $000's)
Equity method and other investments	$117,036	$80,779
Right of use asset - leases (Note 8)	11,455	—
Other intangible assets and other assets	6,676	4,336
Total other assets	$135,167	$85,115

Equity Method Investment and Other Investments

The Company periodically makes investments in medical device companies that focus on heart failure, heart pump and other medical device technologies. For investments in convertible debt or preferred stock securities that do not have readily determinable market values, the Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. The Company measures investments in equity securities at fair value and recognize changes in fair value in net income. For equity method investments, the amount of the Company’s initial investment is adjusted each period by the Company’s share of the investee’s income or loss. The Company monitors any events or changes in circumstances that may have a significant effect on the fair value of investments, either due to impairment or based on observable price changes, and makes any necessary adjustments.

The following table summarizes the Company’s equity method and other investments as of December 31, 2019 and March 31, 2019, which are classified as other assets in the consolidated balance sheets:

	December 31, 2019	March 31, 2019
	(in $000's)
Other investments	$114,169	$80,779
Equity method investment	2,867	—
Total equity and other investments	$117,036	$80,779

The carrying value of the Company’s portfolio of equity method and other investments and the change in the balance for the three and nine months ended December 31, 2019 and 2018 are as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(in $000's)
Beginning balance	$81,836	$22,325	$80,779	$12,649
Additions	12,600	18,459	19,600	28,135
Disposals	(750)	—	(750)	—
Change in fair value, net	23,350	—	17,407	—
Ending balance	$117,036	$40,784	$117,036	$40,784

In fiscal 2019, the Company invested $25.0 million in Shockwave Medical. The fair value of this investment as of December 31, 2019 and March 31, 2019 was $73.7 million and $56.2 million, respectively. The Company recognized a pre-tax unrealized gain of $23.5 million and $17.5 million on its investment in Shockwave Medical for the three and nine months ended December 31, 2019, respectively.

In July 2019, the Company invested $3.0 million in a small private medical device company. Based on the Company’s controlling economic interest and significant influence exertion over the investee’s operating and financial policies, this investment was accounted for using the equity method. The Company recognizes its share of the results of operations related to this equity method investment one quarter in arrears when the results of the entity become available, in other income (expense), net of tax in the condensed consolidated statement of operations. The Company's share of income statement activity for this equity method investment for the three and nine months ended December 31, 2019 was a loss of $0.1 million.

During the nine months ended December 31, 2019, the Company made additional other investments of $16.6 million in other private medical device companies.

Other Intangible Assets and Other

Included within other intangible assets and other assets is $4.1 million related to license manufacturing rights to certain technology from third parties. These intangible assets are classified with other assets in the Company’s consolidated balance sheet and are amortized over their useful life of 15 years.

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

The discount rate used is the rate that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. At the lease commencement date, the discount rate implicit in the lease is used to discount the lease liability, if readily determinable.  If not readily determinable or lease do not contain an implicit rate, the Company’s incremental borrowing rate is used as the discount rate. Discount rates are updated when there is a new lease or a modification to an existing lease, and the methodology is reassessed annually.

The Company records operating lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease ROU assets as long-term assets. Leases with an initial term of 12 months or less are not recognized on the consolidated balance sheet. The Company have elected the practical expedient where lease agreements with lease and non-lease components are accounted for as a single lease component for all assets. The Company’s financing leases are not material to our financial statements.

The Company adopted ASC Topic 842 on April 1, 2019 using the optional transition method. As such, the disclosures required under ASC Topic 842 are not presented for periods before the date of adoption. For the comparative period prior to adoption, the Company presents the disclosures which were previously required under ASC Topic 840.

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

The following table presents supplemental balance sheet information related to our operating leases:

December 31, 2019
(in $000's)
Assets
Operating lease right-of-use assets in other assets	$11,455
Liabilities
Operating lease liabilities in other current liabilities	3,115
Operating lease liabilities in other long-term liabilities	9,506
Total operating lease liabilities	$12,621

Expense charged to operations under operating leases was $1.2 million and $3.2 million during the three and nine months ended December 31, 2019, respectively. Short-term lease expenses were not material.

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

Maturities of operating lease liabilities as of December 31, 2019 are as follows:

(in thousands, except lease term and discount rate)

Fiscal Years Ended March 31,
2020	$895
2021	3,378
2022	2,561
2023	1,533
2024	1,442
Thereafter	3,322
Total minimum lease payments	13,131
Less: imputed interest	(510)
Present value of operating lease liabilities	$12,621

Weighted average remaining lease term	5.59

Weighted average discount rate	3.23%

Minimum future lease payments previously disclosed under ASC 840 in our Annual Report on Form 10-K for the year ended March 31, 2019 were as follows:

Fiscal Years Ended March 31,	(in $000's)
2020	$3,398
2021	2,712
2022	2,000
2023	1,462
2024	1,414
Thereafter	3,288
Total minimum lease payments	$14,274

Note 9. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2019	March 31, 2019
	(in $000's)
Employee compensation	$34,151	$32,926
Sales and income taxes	21,773	12,262
Research and development	4,702	3,309
Professional, legal, and accounting fees	3,361	2,757
Marketing	2,212	1,707
Warranty	1,698	1,272
Other	3,979	3,187
	$71,876	$57,420

Employee compensation consists primarily of accrued bonuses, commissions, employee benefits and, payroll taxes at December 31, 2019 and March 31, 2019.

Note 10. Stockholders’ Equity

Stock Repurchase Program

In August 2019, the Company’s Board of Directors authorized a stock repurchase program for up to $200.0 million of shares of its common stock. Under this stock repurchase program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company is funding the stock repurchase program with its available cash and marketable securities. Through December 31, 2019, the Company has repurchased a total of 318,361 shares for $59.9 million under the stock repurchase program. The remaining authorization under the stock repurchase program was $140.1 million as of December 31, 2019.

The following table provides share repurchase activities:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Shares repurchased	137,432	—	318,361	—
Average price per share	$181.94	—	$188.08	—
Value of shares repurchased (in millions)	$25.0	—	$59.9	—

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), are as follows (in thousands):

	Nine Months Ended December 31, 2019
	Foreign Currency Items	Unrealized Gains and Losses on Investments	Gains and Losses on cash flow hedge	Total
Balance, April 1, 2019	(15,028)	339	—	(14,689)
Other comprehensive income (loss)	2,334	600	—	2,934
Balance, June 30, 2019	(12,694)	939	—	(11,755)
Other comprehensive income (loss)	(5,716)	(85)	—	(5,801)
Balance, September 30, 2019	(18,410)	854	—	(17,556)
Other comprehensive income (loss)	1,945	8	(1,392)	561
Balance, December 31, 2019	$(16,465)	$862	$(1,392)	$(16,995)

	Nine Months Ended December 31, 2018
	Foreign Currency Items	Unrealized Gains and Losses on Investments	Gains and Losses on cash flow hedge	Total
Balance, April 1, 2018	(3,597)	(607)	—	(4,204)
Other comprehensive income (loss)	(6,852)	143	—	(6,709)
Balance, June 30, 2018	(10,449)	(464)	—	(10,913)
Other comprehensive income (loss)	(600)	(22)	—	(622)
Balance, September 30, 2018	(11,049)	(486)	—	(11,535)
Other comprehensive income (loss)	(1,015)	234	—	(781)
Balance, December 31, 2018	$(12,064)	$(252)	$-	$(12,316)

Note 11. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operations for the three and nine months ended December 31, 2019 and 2018:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(in $000's)
Cost of product revenue	$809	$773	$2,531	$2,122
Research and development	1,586	2,638	5,292	7,222
Selling, general and administrative	8,179	12,167	29,196	34,413
	$10,574	$15,578	$37,019	$43,757

Stock Options

The following table summarizes the stock option activity for the nine months ended December 31, 2019:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at beginning of period	853	$87.14	5.57
Granted	117	259.52
Exercised	(65)	48.67
Cancelled and expired	(14)	235.87
Outstanding at end of period	891	$110.27	5.46	$79,843
Exercisable at end of period	668	$62.60	4.39	$77,717
Options vested and expected to vest at end of period	888	$110.28	5.46	$79,672

Stock options generally vest and become exercisable annually over three years. The remaining unrecognized stock-based compensation expense for unvested stock option awards at December 31, 2019 was approximately $15.2 million and the estimated weighted-average period over which this cost will be recognized is 2.0 years.

The aggregate intrinsic value of options exercised was $12.2 million for the nine months ended December 31, 2019. The total cash received as a result of employee stock option exercises for the nine months ended December 31, 2019 was approximately $3.2 million.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair values and weighted average assumptions used in the calculation of fair value of options granted during the three and nine months ended December 31, 2019 and 2018 was as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Weighted average grant-date fair value	$74.61	$117.50	$93.68	$142.08

Valuation assumptions:
Risk-free interest rate	1.68%	2.81%	1.99%	2.93%
Expected option life (years)	4.10	4.04	4.14	4.04
Expected volatility	42.36%	45.2%	42.34%	42.8%

Restricted Stock Units

The following table summarizes activity of restricted stock units for the nine months ended December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)
Restricted stock units at beginning of period	620	$193.53
Granted	159	260.13
Vested	(391)	144.39
Forfeited	(65)	307.40
Restricted stock units at end of period	323	$264.48

Restricted stock units generally vest annually over three years. The remaining unrecognized compensation expense for outstanding restricted stock units, including performance awards, as of December 31, 2019 was $41.1 million and the estimated weighted-average period over which this cost will be recognized is 1.8 years.

The weighted average grant-date fair value for restricted stock units granted during the nine months ended December 31, 2019 was $260.13. The total fair value of restricted stock units vested during the nine months ended December 31, 2019 was $99.1 million.

Performance-Based Awards

In May 2019, performance-based awards of restricted stock units for the potential issuance of up to 196,580 shares of common stock were issued to certain executive officers and employees, which vest upon achievement of prescribed service milestones by the award recipients and the achievement of prescribed performance milestones by the Company. As of December 31, 2019, the Company is recognizing compensation expense based on the probable outcome related to the prescribed performance targets on the outstanding awards.

Note 12. Income Taxes

The Company’s income tax provision was $27.8 million and $19.6 million for the three months ended December 31, 2019 and 2018, respectively. The Company’s income tax provision was $46.3 million for the nine months ended December 31, 2019 and the Company had an income tax benefit of $20.2 million for the nine months ended December 31, 2018. The Company’s effective tax rate was 28.7% and 30.5% for the three months ended December 31, 2019 and 2018, respectively. The Company’s effective tax rate was 21.3% and (12.3)% for the nine months ended December 31, 2019 and 2018, respectively.

The significant differences between the statutory income tax rate and effective income tax rate for the three and nine months ended December 31, 2019 and 2018 were as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:				—
Excess tax benefits from stock-based awards	(0.5)	(2.6)	(6.3)	(41.5)
Credits	(1.6)	(1.7)	(1.6)	(1.7)
State taxes, net	3.3	4.3	3.3	4.3
Permanent differences	1.8	1.8	1.8	1.8
Excess foreign tax credits	4.0	7.9	2.7	3.7
Other	0.7	(0.2)	0.4	0.1
Effective tax rate	28.7%	30.5%	21.3%	(12.3)%

The Company recognizes excess tax benefits and shortfalls in the income tax provision as discrete items in the period in which restricted stock units vest or stock option exercises occur. The Company recognized excess tax benefits associated with stock-based awards of $0.5 million and $1.7 million as an income tax benefit for the three months ended December 31, 2019 and 2018, respectively. The Company recognized excess tax benefits associated with stock-based awards of $13.8 million and $68.5 million as an income tax benefit for the nine months ended December 31, 2019 and 2018, respectively. These recognized excess tax benefits resulted from restricted stock units that vested or stock options that were exercised during each period. The amount of future excess tax benefits or shortfalls will likely fluctuate from period to period based on the price of the Company’s stock, the number of restricted stock units that vest or stock options that are exercised, and the fair value assigned to such stock-based awards under U.S. GAAP.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. During fiscal 2019, the Company closed an income tax audit in Germany, which covered fiscal years 2012 through 2015 and an Internal Revenue Service audit in the U.S. relating to its fiscal year 2016 tax return.  These audits did not materially impact our financial statements. All other tax years remain subject to examination by the federal, state and foreign tax authorities.

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

Thoratec Matters

Thoratec Corporation (“Thoratec”), a subsidiary of Abbott Laboratories, has challenged a number of Company-owned patents in Europe in connection with the launch of Thoratec’s HeartMate PHPTM medical device (“PHP”) in Europe and the Company has counterclaimed for infringement in the District Court in Düsseldorf. The litigation was stayed pending the highest Court’s ruling on the validity and scope of the litigated patents. In September 2019, the Federal Court of Justice in Germany upheld the Company’s patents that are the subject of the patent infringement action for the sales and marketing of Thoratec’s PHP pump in Germany. Subsequently, the District Court in Düsseldorf lifted the stay and re-opened the litigation proceedings.

These actions relate solely to Thoratec’s ability to manufacture and sell its PHP product in Europe and have no impact on the Company's ability to manufacture or sell its Impella® line of medical devices.  The actions do not expose the Company to liability risk, except under local German law that requires a losing party in a proceeding to pay a portion of the other party’s legal fees.

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

In September 2016, Maquet filed a response to the Company’s suit in D. Mass., including various counterclaims alleging that the Company’s Impella 2.5®, Impella CP®, Impella 5.0®, and Impella RP® heart pumps infringe certain claims of the three original issued U.S. patents (“2016 Action”). In July 2017, the Court granted a motion to add three of the four additional continuation patents to the 2016 Action.  In April 2018, the Court conducted a Markman hearing on claim interpretation. On September 7, 2018, the judge issued a Memorandum and Order on Claim Construction, where he interpreted the disputed claim terms in the case.  Maquet then filed a motion for reconsideration of the Court’s construction of one of the disputed claim terms. That motion was denied on May 22, 2019.  The motion was denied on May 22, 2019. As a result of the Court’s denial, only one of the six originally asserted patents is in dispute. The Company filed a motion for summary judgement for the remaining patent on September 18, 2019. The parties briefed the motion on November 19, 2019 and are waiting for Court’s resolution.  The Court has not set a date for trial.

In November 2017, Maquet filed a second action in D. Mass (the “2017 Action”) alleging that the Company’s Impella 2.5®, Impella CP®, and Impella 5.0® heart pumps infringe certain claims of the fourth additional U.S. continuation patent mentioned above (the seventh patent overall).  Discovery in the 2017 Action is ongoing.

In a series of letters during January and February 2019, Maquet informed the Company of seven new patent applications filed from the patents in the 2016 Action and 2017 Action with claims Maquet alleges would be infringed by the Impella® products if the new applications were to issue as patents. All seven applications issued as patents between February and July of 2019 and will expire in September 2020.  One of the newly issued patents has been added to the 2017 Action. A Markman hearing for the newly-added patent was held on November 18, 2019.  A Markman order has not been issued yet.  Discovery remains ongoing.

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

Securities Class Action Litigation

On or about August 6, 2019, the Company received a securities class action complaint filed on behalf of a single shareholder in the U.S. District Court for the Southern District of New York (“SDNY”), on behalf of himself and persons or entities that purchased or acquired the Company’s securities between January 31, 2019 through July 31, 2019. On October 7, 2019, a similar purported class action complaint was filed by a different shareholder on behalf of himself and persons or entities that purchased or acquired the Company’s securities between November 1, 2018 and July 31, 2019.  Also, on October 7, 2019, four shareholders filed applications to be appointed lead plaintiff and for their counsel to be appointed lead counsel for the class. Two of those shareholders also filed motions to consolidate the two cases. Since October 7, 2019, two of the shareholders have withdrawn their applications to be lead plaintiff. After the court selects one of the two remaining shareholders as lead plaintiff, that plaintiff is expected to file an amended complaint.

The complaints allege that the Company violated Sections 10(b) and 20(a) of and Rule 10b-5 under the Exchange Act, in connection with allegedly misleading disclosures made by the Company regarding its financial condition and results of operations. The Company has reviewed and not yet responded to the complaints. The Company believes that the allegations are without merit and plans to defend itself vigorously.

Shareholder Derivative Litigation

On November 6 and 7, 2019, two shareholders filed derivative actions in SDNY that were subsequently consolidated.  On November 8, 2019, another shareholder filed a derivative action in Massachusetts Suffolk County Superior Court.  On January 7, 2020, another shareholder derivative action was filed in the U.S. District Court for the District of Delaware.  The complaints in these actions rely on many of the same allegations as in the securities class actions, and assert that, between November 1, 2018 and July 31, 2019, the directors of the Company made or allowed to be made misleading public statements regarding the Company’s growth, ultimately harming the Company.

The Company has agreed with plaintiffs in the consolidated SDNY and Delaware actions to stay those cases pending resolution of a motion to dismiss in the securities class actions, and is negotiating a similar stay with the plaintiff in the Massachusetts case. On January 27, 2020, the Delaware case was administratively closed and subject to reopening after resolution of a motion to dismiss in the securities class actions.

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

Note 14. Segment and Enterprise Wide Disclosures

The Company operates in one business segment: the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. International sales (meaning sales outside the U.S., primarily in Europe and Japan) accounted for 16% and 14% of total revenue for the three months ended December 31, 2019 and 2018, respectively, and 16% and 13% of total revenue for the nine months ended December 31, 2019 and 2018, respectively. The Company’s long-lived assets are located in the U.S., except for $46.6 million and $43.4 million at December 31, 2019 and March 31, 2019, respectively, which are located primarily in Germany.

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

Our strategic focus and the driver of our revenue growth is the market penetration of our family of Impella® heart pumps. The Impella device portfolio, which includes the Impella 2.5®, Impella CP®, Impella 5.0®, Impella LD®, Impella 5.5® and Impella RP® devices has supported numerous patients worldwide. We expect that all of our product and service revenue in the near future will be from our Impella devices.

Our Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5 and Impella RP devices have U.S Food and Drug Administration (“FDA”) and CE Mark which allows us to market these devices in the U.S. and European Union. We expect to continue to make additional PMA supplement submissions for our Impella portfolio of devices for additional indications.

Our Impella 2.5 and Impella 5.0 devices have regulatory approval from the Ministry Health Labour and Welfare (“MHLW”), in Japan. In March 2019, we received Pharmaceuticals and Medical Devices Agency (“PMDA”) approval from MHLW for our Impella CP heart pump in Japan.  We began to sell the Impella CP heart pump as an additional product offering in Japan in the quarter ending September 30, 2019.

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

In September 2019, the Company announced the results of PROTECT III, the ongoing, prospective, single-arm FDA post-approval study for the PMA approval of Impella 2.5 and Impella CP in high-risk PCI. PROTECT III follows the PROTECT II randomized controlled trial.  The findings of this interim analysis on 898 patients demonstrates a reduction in the primary endpoint of death, stroke, myocardial infarction and repeat procedures at 90 days with Impella-supported Protected PCI, compared to PROTECT II.

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

In April 2019, the FDA approved the initiation of the STEMI DTU pivotal randomized controlled trial. The prospective, multi-center, two-arm trial plans to enroll 668 patients undergoing treatment for a STEMI heart attack at up to 60 sites. Half the patients will be randomized to receive delayed reperfusion after 30 minutes of left ventricular unloading with the Impella CP. The other half will receive immediate reperfusion, the current standard of care. The trial will test the hypothesis that unloading the left ventricle for 30 minutes prior to reperfusion will reduce myocardial damage from a heart attack and lead to a reduction in future heart failure related events. We began the trial in the third quarter of fiscal 2020 and we estimate that it will take three to four years to complete enrollment. The trial allows for an adaptive design, which permits adjustments to the study sample size after an interim analysis.

In March 2019, we received PMDA approval from MHLW for our Impella CP heart pump in Japan.  We began selling the Impella CP heart pump as an additional product offering in Japan in fiscal 2020.

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

Impella 5.5®

The Impella 5.5 device is designed to be a percutaneous micro heart pump with integrated motors and sensors. Impella 5.5 delivers peak flows of greater than six liters per minute. A motor housing that is thinner and 45% shorter than the Impella 5.0 improves ease of pump insertion through the vasculature.

In September 2019, the Impella 5.5 device received FDA pre-market approval for safety and efficacy in the therapy of cardiogenic shock for up to 14 days in the U.S. The Impella 5.5 pump is being introduced in the U.S. through a controlled rollout at hospitals with established heart recovery protocols beginning in the third quarter of fiscal 2020. Impella 5.5 received CE marking approval in Europe in April 2018 and was introduced in Europe through a similar controlled rollout.

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

Critical Accounting Policies and Estimates

Other than the accounting policy changes discussed in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our consolidated financial statements, which is incorporated herein by reference, there have been no significant changes in our critical accounting policies during the three and nine months ended December 31, 2019, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Recently Issued Accounting Pronouncements Not Yet Effective

Information regarding recent accounting pronouncements is included in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our consolidated financial statements and is incorporated herein by reference.

Results of Operations for the Three and Nine Months Ended December 31, 2019 compared with the Three and Nine Months Ended December 31, 2018

The following table sets forth certain condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses as a percentage of total revenue:
Cost of revenue	18.1	17.0	17.6	16.8
Research and development	11.6	11.9	11.6	12.1
Selling, general and administrative	38.7	40.0	40.6	42.8
Total costs and expenses	68.3	68.9	69.9	71.7
Income from operations	31.7	31.1	30.1	28.3
Other income (loss) and income tax provision (benefit)	0.5	8.7	(3.1)	(4.6)
Net income as a percentage of total revenue	31.2%	22.4%	27.0%	32.9%

Revenue

The following table categorizes our revenue by products and services:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(in $000's)		(in $000's)
Impella product revenue	$212,626	$193,253	$609,430	$542,198
Service and other revenue	8,958	7,310	24,795	20,153
Total revenue	$221,584	$200,563	$634,225	$562,351

The following table categorizes our revenue by geographical location:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(in $000's)		(in $000's)
U.S. revenue	$185,569	$172,548	$533,070	$488,386
International revenue	36,015	28,015	101,155	73,965
Total revenue	$221,584	$200,563	$634,225	$562,351

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella RP, Impella 5.5 and Impella AIC product sales. Service and other revenue represents revenue earned on service maintenance contracts and preventative maintenance calls.

Total revenue for the three months ended December 31, 2019 increased by $21.0 million, or 10%, to $221.6 million from $200.6 million for the three months ended December 31, 2018. Total revenue for the nine months ended December 31, 2019 increased $71.8 million, or 13%, to $634.2 million from $562.4 million for the nine months ended December 31, 2018. The increase in total revenue was primarily due to higher Impella product revenue from increased utilization in the U.S, Europe, and Japan and the commercial launch of Impella 5.5 in the U.S. and Europe.

Impella product revenue for the three months ended December 31, 2019 increased by $19.3 million, or 10%, to $212.6 million from $193.3 million for the three months ended December 31, 2018. Impella product revenue for the nine months ended December 31, 2019 increased $67.2 million, or 12%, to $609.4 million from $542.2 million for the nine months ended December 31, 2018. Most of the increase in Impella product revenue was from increased device sales in the U.S., as we focus on increasing utilization of our disposable catheter products through continued investment in our field organization and physician training programs. Impella product revenue outside of the U.S. also increased primarily due to increased utilization in Germany and our continued launch of Impella in Japan. We expect worldwide revenue from our Impella devices to continue to increase with our recent PMA approvals in the U.S. and our continued focus on Impella device utilization outside of the U.S., with a primary focus on Germany and Japan.

Service and other revenue for the three months ended December 31, 2019 increased by $1.7 million, or 23%, to $9.0 million from $7.3 million for the three months ended December 31, 2018. Service and other revenue for the nine months ended December 31, 2019 increased $4.6 million, or 23%, to $24.8 million from $20.2 million for the nine months ended December 31, 2018. The increase in service revenue was primarily due to an increase in preventative maintenance service contracts. We have expanded the number of Impella AIC consoles at many of our existing higher volume customer sites and continue to sell additional consoles to new customer sites. We expect revenue growth for service revenue to be consistent with recent history as most of these using sites in the U.S. have service contracts that normally have three year terms.

Costs and Expenses

Cost of Revenue

Cost of revenue for the three months ended December 31, 2019 increased by $6.0 million, or 18%, to $40.0 million from $34.0 million for the three months ended December 31, 2018. Gross margin was 82.0% for the three months ended December 31, 2019 and 83.0% for the three months ended December 31, 2018.

Cost of revenue for the nine months ended December 31, 2019 increased by $17.2 million, or 18%, to $111.9 million from $94.7 million for the nine months ended December 31, 2018.  Gross margin was 82.4% for the nine months ended December 31, 2019 and 83.2% for the nine months ended December 31, 2018.

The increase in cost of product revenue was related to higher demand for our Impella devices and higher production volume and costs to support demand for our Impella devices. The decrease in gross margin for the three and nine months ended December 31, 2019 was primarily due to increased investment in direct labor and overhead as we expand our manufacturing capacity in both our manufacturing facilities in the U.S. and Germany and our initial launch of Impella 5.5 and Impella CP SmartAssist, which enlists optical sensor technology in our pumps.

We expect that our ongoing investment in manufacturing capacity and the expansion of our Impella CP SmartAssist platform may decrease gross margin slightly in the near future.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2019 increased by $1.7 million, or 7%, to $25.7 million from $24.0 million for three months ended December 31, 2018. Research and development expense for the nine months ended December 31, 2019 increased $5.4 million, or 8%, to $73.4 million from $68.0 million for the nine months ended December 31, 2018. The increase in research and development expenses was primarily due to product development initiatives relating to our existing and pipeline products, such as optical sensor technology related to the development of Impella 5.5® and Impella ECPTM devices, the expansion of our engineering organization, increased clinical spending primarily related to our ongoing clinical studies, including the STEMI DTU pivotal randomized controlled trial, and our continued focus on quality initiatives for our Impella products.

We expect research and development expenses to continue to increase as we continue to increase clinical spending related to our ongoing and potential future clinical studies and as we continue to focus on engineering initiatives to improve our existing products and develop new technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2019 increased by $5.5 million, or 7%, to $85.7 million from $80.2 million for the three months ended December 31, 2018. Selling, general, and administrative expenses for the nine months ended December 31, 2019 increased $17.4 million, or 7%, to $257.7 million from $240.3 million for the nine months ended December 31, 2018. The increase in selling, general and administrative expenses was primarily due to the hiring of additional field sales and clinical personnel in the U.S., Germany and Japan, increased spending on marketing initiatives as we continue to educate physicians on the benefits to patients of hemodynamic support with our Impella products, and legal expenses related to ongoing patent litigation and other legal matters discussed in “Note 13. Commitments and Contingencies” to our consolidated financial statements, partially offset by lower stock-based compensation expense.

We expect to continue to increase our expenditures on sales and marketing activities, with particular investments in field sales and clinical personnel with cath lab expertise to drive recovery awareness for acute heart failure patients. We also plan to increase our marketing, service and training investments in the U.S. for our Impella devices and as we continue our expansion in Germany, Japan and other new markets outside of the U.S. We expect to continue to have significant stock-based compensation expense in the future. We also expect to continue to incur significant legal expenses for the foreseeable future related to ongoing patent litigation, securities class action litigation and other legal matters discussed in “Note 13. Commitment and Contingencies” to our consolidated financial statements.

Income Tax Provision

Our income tax provision was $27.8 million and $19.6 million for the three months ended December 31, 2019 and 2018, respectively and our income tax provision was $46.3 million for the nine months ended December 31, 2019 and an income tax benefit of $20.2 million for the nine months ended December 31, 2018. Our effective tax rate was 28.7% and 30.5% for the three months ended December 31, 2019 and 2018, respectively, and 21.3% and (12.3)% for the nine months ended December 31, 2019 and 2018, respectively. The increase in the effective income tax rate was due primarily to lower excess tax benefits recognized associated with stock-based awards of $0.5 million and $1.7 million as an income tax benefit for the three months ended December 31, 2019 and 2018, respectively, and of $13.8 million and $68.5 million recorded as an income tax benefit for the nine months ended December 31, 2019 and 2018, respectively. These recognized excess tax benefits resulted from restricted stock units that vested or stock options that were exercised during the three and nine months ended December 31, 2019, respectively.

Net Income

For the three months ended December 31, 2019, net income was $69.2 million, or $1.53 per basic share and $1.51 per diluted share, compared to $44.9 million, or $1.00 per basic share and $0.97 per diluted share, for three months ended December 31, 2018. For the nine months ended December 31, 2019, net income was $171.2 million, or $3.79 per basic share and $3.73 per diluted share, compared to $185.1 million, or $4.13 per basic share and $4.01 per diluted share for the nine months ended December 31, 2018.

Our net income for three and nine months ended December 31, 2019 was also driven by higher Impella product revenue due to greater utilization of our Impella devices and our focus on managing expenses in line with revenues.

Net income for the three months ended December 31, 2019 included excess tax benefits related to stock-based awards of $0.5 million, or $0.01 per basic and diluted share, and a $17.8 million unrealized gain, net of tax, or $0.39 per basic and diluted share, related to our investment in Shockwave Medical. Net income for the nine months ended December 31, 2019 included excess tax benefits related to stock-based awards of $13.8 million, or $0.30 per basic and diluted share, and a $13.3 million unrealized gain, net of tax, or $0.29 per basic and diluted share, related to our investment in Shockwave Medical. Net income for the three months ended December 31, 2018, included excess tax benefits of $1.7 million, or $0.04 per basic share and diluted share. Net income for the nine months ended December 31, 2018 included excess tax benefits of $68.5 million, or $1.53 per basic share and $1.48 per diluted share.

Liquidity and Capital Resources

At December 31, 2019, our total cash, cash equivalents and marketable securities totaled $595.5 million, an increase of $82.1 million compared to $513.4 million at March 31, 2019. The increase in our cash, cash equivalents and marketable securities during the nine months ended December 31, 2019 was primarily due to cash flows provided by operating activities offset by cash used to fund our stock repurchase program, annual bonuses, taxes paid related to net settlement of vesting of stock awards during the period and purchases of property and equipment.

Following is a summary of our cash flow activities:

	For the Nine Months Ended December 31,
	2019	2018
Net cash provided by operating activities	$228,327	$181,806
Net cash used for by investing activities	(135,416)	(80,701)
Net cash used for financing activities	(95,950)	(58,794)
Effect of exchange rate changes on cash	(12)	(1,105)
Net (decrease) increase in cash and cash equivalents	$(3,051)	$41,206

Cash Provided by Operating Activities

For the nine months ended December 31, 2019, cash provided by operating activities consisted of net income of $171.2 million, adjustments for non-cash items of $70.2 million and cash used in working capital of $13.1 million. The change in net income was primarily due to higher revenue from increased utilization of our Impella devices and an unrealized gain related to our investment in Shockwave Medical. Adjustments for non-cash items consisted primarily of $37.0 million of stock-based compensation expense, $30.6 million in deferred tax provision, $14.4 million of depreciation and amortization expense, $2.7 million in accretion on marketable securities, and $4.0 million in inventory and other write-downs. The change in cash from working capital included a $13.3 million increase in inventory to support demand for our Impella devices, $10.3 million increase in accounts receivable due to timing of collections offset by a $12.0 million increase in accounts payable and accrued expenses and a $2.8 million increase in deferred revenue.

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

Cash Used for Investing Activities

For the nine months ended December 31, 2019, net cash used for investing activities primarily consisted of $81.1 million in maturities (net of purchases) of marketable securities and $33.5 million used in the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers and Aachen, Germany.  We invested an additional $20.9 million of investments in other assets and intangible assets during fiscal 2020.

For the nine months ended December 31, 2018, net cash used for investing activities primarily consisted of $14.8 million in maturities (net of purchases) of marketable securities and $35.5 million for the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers, Massachusetts and Aachen, Germany. We also made $30.4 million of investments in other assets and intangible assets.

Cash Used for Financing Activities

For the nine months ended December 31, 2019, net cash used for financing activities included $41.6 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards and $59.9 million for the repurchase of our common stock. These amounts were offset by $3.2 million in proceeds from the exercise of stock options and $2.4 million in proceeds from the issuance of stock under the employee stock purchase plan.

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

Capital expenditures for fiscal 2020 are estimated to range from $40 million to $60 million, including additional capital expenditures for manufacturing capacity expansions in our Danvers and Aachen facilities, additional office space, building and leasehold improvements and information systems development projects.

Our liquidity is influenced by our ability to sell our products in a competitive industry and our customers’ ability to pay for our products. Factors that may affect liquidity include our ability to penetrate the market for our products, our ability to maintain or reduce the length of the selling cycle for our products, capital expenditures, investments in collaborative arrangements with other partners, and our ability to collect cash from customers after our products are sold. We also expect to continue to incur legal expenses for the foreseeable future related to ongoing patent litigation and other legal matters. We continue to review our short-term and long-term cash needs on a regular basis. At December 31, 2019 we had no long-term debt outstanding.

In August 2019, our Board of Directors authorized a stock repurchase program for up to $200 million of shares of its common stock. Under this stock repurchase program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company is funding the stock repurchase program with its available cash and marketable securities. Through December 31, 2019, the Company has repurchased a total of 318,361 shares for $59.9 million under the stock repurchase program. The remaining authorization under the stock repurchase program was $140.1 million as of December 31, 2019.

The following table provides share repurchase activities:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Shares repurchased	137,432	—	318,361	—
Average price per share	$181.94	—	$188.08	—
Value of shares repurchased (in millions)	$25.0	—	$59.9	—

Marketable securities at December 31, 2019 and March 31, 2019 consisted of $477.6 million and $392.4 million, respectively, held in investment funds that are invested in U.S. Treasury, government-backed and corporate debt securities, and commercial paper. As of December 31, 2019, the Company is not a party to any interest rate swaps and have no exposure to auction rate securities markets.

Cash and cash equivalents held by our foreign subsidiaries totaled $20.9 million and $25.2 million at December 31, 2019 and March 31, 2019, respectively. Our operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. Since most of our cash and cash equivalents held by foreign subsidiaries which are disregarded entities for domestic tax purposes, any repatriation of foreign subsidiary earnings to the U.S. would likely have a nominal tax impact.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of our fiscal year ending March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Federal, state, local and foreign laws regarding environmental protection, hazardous substances and human health and safety may adversely affect our business. Using hazardous substances in our operations exposes us to the risk of accidental injury, contamination or other liability from the use, storage, importation, handling or disposal of hazardous materials. If our or our suppliers’ operations result in pollution of the environment or expose individuals to hazardous substances, we could be liable for damages, expenses, and fines, and any liability could significantly exceed our insurance coverage and have a material adverse effect on our financial condition. Additionally, increased costs on our suppliers stemming from compliance with new or existing environmental or health safety laws and regulations may adversely affect us, as such laws and regulations could result in operational impacts, including facility shutdowns. Suppliers may also choose to pass compliance costs to us in the form of adjusted pricing.

Recent and any future environmental regulatory action regarding medical device sterilization may adversely impact us in the ways described above. Many of our products require sterilization prior to sale, and we contract with third-party sterilizers to perform this service, including ethylene oxide sterilizers. On November 6, 2019, the U.S. Environmental Protection Agency (the “EPA”) proposed amendments to the Miscellaneous Organic Chemical Manufacturing National Emission Standards for Hazardous Air Pollutants to reduce hazardous air pollutants, including emissions of ethylene oxide, by adding requirements for process vents, storage tanks and equipment in ethylene oxide service. Additional regulation to address ethylene oxide emissions at sterilization facilities is expected, including revisions to the EPA’s Ethylene Oxide Emissions Standards for Sterilization Facilities: National Emission Standards for Hazardous Air Pollutants. In addition, as of the date of this Report, state agencies have shut down and/or temporarily suspended operations at ethylene oxide sterilization facilities in Illinois, Michigan and Georgia. The FDA has voiced concerns that these shutdowns may diminish the supply of available sterilization facilities and cause medical device shortages. While the facilities shut down or suspended to date do not sterilize our products and are not otherwise in our supply chain, and our suppliers are not affected directly by these recent regulatory actions, increased scrutiny and regulation of ethylene oxide sterilization facilities in the U.S. could create additional costs for our suppliers, who may be required to take steps with respect to their sterilization processes. These costs could, in turn, be passed on to us and adversely affect our business. Also, to the extent we or our contract sterilizers are unable to sterilize our products, whether due to these regulatory or other constraints (such as capacity or availability of materials for sterilization), we may be unable to transition to other contract sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner, or at all. This failure to transition our processes due to decreased third-party sterilization capacity could have a materially adverse impact on our results of operations and financial condition.

We maintain insurance for certain environmental risks, subject to deductibles; however, we cannot assure that we can continue to maintain this insurance in the future at an acceptable cost or at all. Future changes to environmental and health safety laws could cause us to incur additional expenses or restrict our operations.

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

In addition, the stock market in general and the market for shares of medical device companies in particular have experienced extreme price and volume fluctuations in recent years. These fluctuations are often unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities class action litigation against that company. For instance, in August 2019, two purported class action complaints were filed against us and certain of our officers in the U.S. District Court for the Southern District of New York (“SDNY”) by an alleged purchaser of the Company’s common stock, on behalf of the plaintiffs themselves and persons or entities that purchased or acquired the Company’s securities relating to allegedly misleading disclosures made by us regarding our financial condition and results of operations. In November 2019, two shareholders filed derivative actions in the SDNY that were subsequently consolidated, and another shareholder filed a derivative action in Massachusetts Suffolk County Superior Court.  In January 2020, another shareholder derivative action was filed in the U.S. District Court for the District of Delaware.  The complaints in these actions rely on many of the same allegations as in the securities class actions.  For additional discussion, see “Note 13. Commitment and Contingencies – Contingencies” to our consolidated financial statements in this report, which is incorporated by reference into this item.

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
(c)

The following table provides information about our repurchases of shares of our common stock during the quarter ended December 31, 2019. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value Maximum of Shares that May Yet Be Purchased Under the Plans or Programs (in $000's)
October 1-31, 2019	104,266		$173.30		104,266		$147,057
November 1-30, 2019	33,166		209.1		33,166		140,122
December 1-31, 2019	—		—		—		140,122
Total	137,432	(2)	$181.94	(2)	137,432	(2)	$140,122	(1)

(1)

In August 2019, the Company’s Board of Directors authorized a stock repurchase program of up to $200.0 million of shares of its common stock. The repurchase program was announced on August 1, 2019 and has no expiration date and may be suspended or discontinued at any time. Through December 31, 2019, the Company has repurchased a total of 318,361 shares for $59.9 million under the stock repurchase program in open market purchases. The remaining authorization under the stock repurchase program was $140.1 million as of December 31, 2019.

(2)	The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

(a) Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On February 4, 2020, the Company’s board of directors (the “Board”) adopted amendments to the Company’s Amended and Restated By-laws (the “By-laws,” and as so amended, the “Amended By-laws”), effectively immediately, to change the requirements under which stockholders may (i) nominate persons for election to the Board or bring business before an annual meeting of stockholders and (ii) nominate persons for election to the Board at a special meeting of stockholders called by the Board for that purpose, in each case, without including such matters in the Company’s proxy materials. As amended, nominations and notices of other business to be brought before an annual meeting must be received at the Company’s principal executive offices not more than 120 days nor less than 90 days prior to the anniversary date of the immediately preceding annual meeting. Director nominations for a special meeting must be received at the Company’s principal executive offices not more than 120 days prior to the scheduled date of the special meeting nor less than (i) 90 days prior to the scheduled date of the special meeting or (ii) 10 days following the date on which the Company publicly announces the special meeting. In addition, the amendments to the By-laws expand upon the procedural requirements applicable to stockholders who wish to nominate director candidates or propose other business at a meeting of stockholders, by adding certain customary informational and other requirements regarding the proposing stockholder and any director nominee. The Board made the amendments to the timing and other procedural requirements for stockholder nominations and proposals of other business to align them with peer company norms. The Board also enacted amendments to the provisions of the By-laws that permit the Board to act unanimously without a meeting, by clarifying that Board members may consent to such action by electronic transmission, and made certain other immaterial conforming amendments.

The foregoing summary of the amendments to the By-laws is qualified in its entirety by reference to the Amended By-laws, a copy of which is filed with this Quarterly Report as Exhibit 3.2.1 and incorporated in this Part II, Item 5 by reference. Additionally, a copy of the Amended By-laws, marked to show changes to the By-laws, is also included as Exhibit 3.2.2 hereto (additions are underlined and deletions are struck through) and incorporated herein by reference.

(b) See Item 5(a) above, which supplements the disclosure on the consideration of stockholder nominees for election to the Board in the Company’s proxy statement on Schedule 14A, filed with the SEC on June 25, 2019.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation		S-3	September 29, 1997	3.1

3.2.1	Amended & Restated By-Laws, as Amended and Restated February 4, 2020	X

3.2.2	Amended & Restated By-Laws, as Amended and Restated February 4, 2020 (Marked)	X

3.3	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000		8-K	March 21, 2007 (File No. 001-09585)	3.4

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer	X

32.1	Section 1350 certification	X

101

The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of December 31, 2019 and March 31, 2019; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2019 and 2018; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2019 and 2018; and (v) Notes to Condensed Consolidated Financial Statements.

X

104*	Cover page from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in iXBRL and contained in Exhibit 101.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: February 6, 2020	/s/ TODD A. TRAPP
Todd A. Trapp
Vice President and Chief Financial Officer