Form 10-K
period 2020-03-31
ABIOMED INC
filed 2020-05-21
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

As of September 30, 2019 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $7,784,645,713. As of May 14, 2020, 44,956,959 shares of the registrant’s common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EXPLANATORY NOTES

Pending Trademarks and Registered Marks

Throughout this annual report on Form 10-K or this report, we refer to various trademarks, service marks and trade names that we use in our business. Abiomed, Impella, Impella 2.5, Impella 5.0, Impella LD, Impella CP, Impella RP, Impella 5.5, Impella Connect, and SmartAssist are registered trademarks of Abiomed, Inc., and are registered in the U.S. and certain foreign countries. Impella ECP, Impella XR Sheath, Impella BTR, CVAD, STEMI DTU and Automated Impella Controller are pending trademarks of Abiomed, Inc. Other trademarks and service marks appearing in this report are the property of their respective holders.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the documents incorporated by reference in this report, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “should,” “likely,”  “will” and other words and terms of similar meaning. Each forward-looking statement in this report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include:

•	the impact of the COVID-19 pandemic, efforts to contain the pandemic and resulting economic downturn on our operations and financial condition;
•	our dependence on Impella® products for most of our revenues;
•	our ability to successfully compete against our existing or potential competitors;
•	the acceptance of our products by cardiac surgeons and interventional cardiologists, especially those with significant influence over medical device selection and purchasing decisions;
•	long sales and training cycles associated with expansion into new hospital cardiac centers;
•	reduced market acceptance of our products due to lengthy clinician training process;
•	our ability to effectively manage our growth;
•	our ability to successfully commercialize our products;
•	our ability to obtain regulatory approvals and market and sell our products in certain jurisdictions;
•	enforcement actions and product liability suits relating to off-label uses of our products;
•	unsuccessful clinical trials or procedures relating to products under development;
•	our ability to maintain compliance with regulatory requirements;
•	mandatory or voluntary product recalls;
•	shutdowns of the U.S. federal government;
•	third-party payers’ failure to provide reimbursement of our products;
•	changes in healthcare reimbursement systems in the U.S. and other foreign jurisdictions;
•	our failure to comply with healthcare “fraud and abuse” laws;
•

our failure to comply with the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations;

•	uncertainties associated with our product development efforts;
•	our ability to increase manufacturing capacity to support continued demand for our products;
•	our or our vendors’ failure to achieve and maintain high manufacturing standards;
•	our ability to attract and retain key personnel;
•	our suppliers’ failure to provide the components we require;
•	our ability to expand our direct sales activities into international markets;
•	the economic effects of “Brexit”;
•	poor performance of our distributors in the international markets;
•	our ability to sustain profitability;
•	our potential “ownership change” for U.S. federal income tax purposes and our limited utilization of net operating losses from prior tax years;
•	impact of changes in tax laws including U.S. Tax Reform legislation;

•	our ability to develop and commercialize new products or acquire desirable companies, products or technologies;
•	our ability to integrate acquired companies into our operations;
•	our failure to protect our intellectual property or develop or acquire additional intellectual property;
•	increased risk of material product liability claims;
•	inventory write-downs and other costs due to product quality problems;
•	liabilities due to failure to protect the confidentiality of patient health information;
•	disruptions of critical information systems or material breaches in the security of our systems;
•	risks and liabilities associated with acquisitions of other companies or businesses;
•	changes in accounting standards, tax laws and financial reporting requirements;
•	liabilities, expenses and restrictions associated with environmental and health safety laws;
•	changes in methods, estimates and judgments we use in applying our accounting policies;
•	fluctuations in foreign currency exchange rates;
•	the outcome of ongoing securities class action litigation relating to our public disclosures; and
•	other factors discussed in “Part I, Item 1A. Risk Factors” of this report.

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

Corporate Background

Our Company was founded in 1981 and is incorporated in Delaware. Our common stock is listed on the NASDAQ Global Select Market under the ticker symbol “ABMD.”

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

Our strategic focus and the driver of our revenue growth is the market penetration of our family of Impella® heart pumps. The Impella device portfolio, which includes the Impella 2.5®, Impella CP®, Impella 5.0®, Impella LD®, Impella 5.5® and Impella RP® devices, has supported thousands of patients worldwide. We expect that most of our product and service revenue in the near future will be from our Impella devices. Our Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5 and Impella RP devices have U.S Food and Drug Administration or FDA and CE Mark which allows us to market these devices in the U.S. and European Union. We expect to continue to make additional pre-market approval, or PMA supplement submissions for our Impella portfolio of devices for additional indications. Our Impella 2.5, Impella CP and Impella 5.0 devices have regulatory approval from the Ministry of Health, Labor and Welfare, or MHLW, in Japan.

COVID-19 Pandemic

For a discussion of the impact of the COVID-19 pandemic on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Pandemic.”

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

In March 2015, we received a premarket approval, or PMA, from the FDA for the use of the Impella 2.5 device during elective and urgent high-risk percutaneous coronary intervention, or PCI, procedures. With this PMA, the Impella 2.5 device became the first FDA approved hemodynamic support device for use during high-risk PCI procedures. Under this PMA, the Impella 2.5 is a temporary (up to six hours) ventricular support device indicated for use during high-risk PCI performed in elective or urgent hemodynamically stable patients with severe coronary artery disease and depressed left ventricular ejection fraction, when a heart team, including a cardiac surgeon, has determined high-risk PCI is the appropriate therapeutic option. Use of the Impella 2.5 device in these patients may prevent hemodynamic instability that may occur during planned temporary coronary occlusions and may reduce periprocedural and post-procedural adverse events. The product labeling allows for the clinical decision by physicians to leave the Impella 2.5 device in place beyond the intended duration of up to six hours should unforeseen circumstances arise.

In April 2016, the FDA approved a PMA supplement for certain of our devices, including our Impella 2.5 device, to provide treatment for ongoing cardiogenic shock. This PMA supplement covers a set of indications related to the use of the Impella devices in patients suffering cardiogenic shock following acute myocardial infarction, or cardiac surgery, and allows for a longer duration of support. The Impella 2.5 catheter, in conjunction with the Automated Impella Controller, or Impella AIC, was approved as a temporary ventricular support device intended for short term use (≤ 4 days) and indicated for the treatment of ongoing cardiogenic shock that occurs immediately (< 48 hours) following acute myocardial infarction as a result of isolated left ventricular failure that is not responsive to optimal medical management and conventional treatment measures. The intent of the Impella system therapy is to reduce ventricular work and to provide the circulatory support necessary to allow heart recovery and early assessment of residual myocardial function.  Optimal medical management and convention treatment measures include volume loading and use of pressors and inotropes, with or without an intra-aortic balloon pump, or IABP.

In September 2016, we received Pharmaceuticals and Medical Device Agency, or PMDA, approval from the Ministry of Health, Labour and Welfare, or MHLW, for our Impella 2.5 heart pump to provide treatment of drug-resistant acute heart failure in Japan. In July 2017, we received approval from the MHLW for reimbursement of the Impella 2.5 heart pump.

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

In September 2019, we announced the results of PROTECT III, the ongoing, prospective, single-arm FDA post-approval study for the PMA approval of Impella 2.5 and Impella CP in high-risk PCI. PROTECT III follows the PROTECT II randomized controlled trial that was completed in December 2010.  The findings of this interim analysis on 898 patients demonstrates a reduction in the primary endpoint of death, stroke, myocardial infarction and repeat procedures at 90 days with Impella-supported Protected PCI, compared to PROTECT II.

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

In April 2016, the FDA approved a PMA supplement for certain of our devices, including our Impella CP device, to provide treatment for ongoing cardiogenic shock. This PMA supplement covers a set of indications related to the use of the Impella devices in patients suffering cardiogenic shock following acute myocardial infarction, or cardiac surgery, and allows for a longer duration of support. The Impella CP catheter, in conjunction with the Automated Impella Controller, or AIC, was approved as a temporary ventricular support device intended for short term use (≤ 4 days) and indicated for the treatment of ongoing cardiogenic shock that occurs immediately (< 48 hours) following acute myocardial infarction as a result of isolated left ventricular failure that is not responsive to optimal medical management and conventional treatment measures. The intent of the Impella system therapy is to reduce ventricular work and to provide the circulatory support necessary to allow heart recovery and early assessment of residual myocardial function.  Optimal medical management and convention treatment measures include volume loading and use of pressors and inotropes, with or without an intra-aortic balloon pump, or IABP.

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

In April 2018, we received FDA approval for our Impella CP SmartAssist® platform. The Impella CP SmartAssist platform includes optical sensor technology on our Impella CP pump that allows for improved positioning, the use of algorithms that enable improved native heart assessment during the weaning process and cloud-based technology that enables secure, real-time, remote viewing of the Impella console for physicians and hospital staff from anywhere with internet connectivity.

In March 2019, we received PMDA approval from MHLW for our Impella CP heart pump in Japan.  We began selling the Impella CP heart pump in Japan in fiscal 2020.

The Impella CP device has CE Mark approval in the European Union and other countries that require a CE Mark approval for up to five days of use.

Impella 5.0® and Impella LD®

The Impella 5.0 and Impella LD devices are percutaneous micro heart pumps with integrated motors and sensors for use primarily in the heart surgery suite. These devices are designed to support patients who require higher levels of circulatory support as compared to the Impella 2.5 or Impella CP.

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

In April 2016, the FDA approved a PMA supplement for certain of our devices, including our Impella 5.0 and Impella LD devices, to provide treatment for ongoing cardiogenic shock. This PMA supplement covers a set of indications related to the use of the Impella devices in patients suffering cardiogenic shock following acute myocardial infarction, or cardiac surgery, and allows for a longer duration of support. The Impella 5.0 and LD catheters, in conjunction with the Impella AIC, were approved as temporary ventricular support devices intended for short term use (≤ 6 days) and indicated for the treatment of ongoing cardiogenic shock that occurs immediately (< 48 hours) following acute myocardial infarction as a result of isolated left ventricular failure that is not responsive to optimal medical management and conventional treatment measures. The intent of the Impella system therapy is to reduce ventricular work and to provide the circulatory support necessary to allow heart recovery and early assessment of residual myocardial function.

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

In May 2019, we received an expanded PMA from the FDA for labeling of the Impella 5.0 and Impella LD for the treatment of cardiogenic shock. The expansion extends the duration of support for each pump from six days to 14 days. This approval expands the previous indication for acute myocardial infarction, cardiogenic shock and post-cardiotomy shock, or PCCS, received in April 2016, and use of the Impella 5.0 and Impella LD heart pumps to provide treatment for heart failure associated with cardiomyopathy leading to cardiogenic shock received in February 2018.

The Impella 5.0 and Impella LD devices have CE Mark approval in the European Union for up to ten days’ duration and are approved for use in over 40 countries.

Impella 5.5®

The Impella 5.5 device is designed to be a percutaneous micro heart pump with integrated motors and sensors. Impella 5.5 delivers peak flows of greater than six liters per minute. The Impella 5.5 has a motor housing that is thinner and 45% shorter than the Impella 5.0 and it improves ease of pump insertion through the vasculature.

In September 2019, the Impella 5.5 device received a PMA from the FDA for safety and efficacy in the therapy of cardiogenic shock for up to 14 days in the U.S. The Impella 5.5 pump was introduced in the U.S. through a controlled rollout at hospitals with established heart recovery protocols beginning in fiscal 2020. Impella 5.5 received CE marking approval in Europe in April 2018 and was introduced in Europe through a similar controlled rollout.

The adoption of the Impella 5.5 device may lessen the utilization of Impella 5.0 and Impella LD at certain sites.

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

Impella SmartAssist®

The Impella SmartAssist platform includes optical sensor technology for improved pump positioning and the use of algorithms that enable improved native heart assessment during the weaning process.  The Impella SmartAssist platform currently developed for the Impella CP SmartAssist and Impella 5.5 SmartAssist heart pumps. The Impella SmartAssist platform is also approved under CE Mark in the European Union and other countries that require a CE Mark approval.

Impella Connect®

Impella Connect is a cloud-based technology that enables secure, cloud-based, remote viewing of the Automated Impella Controller, or AIC, for physicians and hospital staff from anywhere with internet connectivity. The Impella Connect is intended to provide enhanced monitoring capability, reduce setup time and improve ease of use for physicians. We began a controlled roll-out of Impella Connect at certain hospital sites during fiscal 2020 and we plan to transition the majority of our customers in fiscal 2021.

Our Product Pipeline

Impella ECP™

The Impella ECP pump is designed for blood flow of greater than three liters per minute. It is intended to be delivered on a standard sized catheter and will include an expandable inflow in the left ventricle. We expect to conduct a first-in-human trial in fiscal year 2021, subject to our ability to do so under the circumstances of the ongoing or any future outbreak of the novel coronavirus, or COVID-19. The Impella ECP pump is still in development and has not been approved for commercial use or sale.

Impella XR Sheath™

The Impella XR Sheath, is a sheath designed to expand and recoil to all for ease of use upon insertion of an Impella heart pump and minimize the size of the arteriotomy. The Impella XR Sheath device is still in development and has not been approved for commercial use or sale. We expect to submit an application for FDA 510(k) clearance in fiscal 2021, subject to our ability to do so under the circumstances of the ongoing or any future outbreak of the novel coronavirus, or COVID-19.

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

Our Markets

According to the Heart Disease and Stroke Statistics 2020 Update Report from the American Heart Association, or AHA, coronary heart disease, or CHD, is the number one cause of death in the U.S. According to the report, 47% of women and 36% of men over the age of 45 will die within five years of their first heart attack, and CHD causes approximately one of every seven deaths in the U.S. CHD is a condition of the coronary arteries that causes reduced blood flow and insufficient oxygen delivery to the affected portion of the heart. CHD leads to acute myocardial infarction, or AMI, commonly known as a heart attack, which may lead to heart failure, a condition in which the heart is unable to pump enough blood to the body’s major organs.

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

Research and Product Development

Since our founding in 1981, we have gained substantial expertise in circulatory support through the development of many product platforms to support heart patients. This includes our Impella platform that we currently market and other technologies that we have supported, and sold in the past, which we do not actively market currently. Our current strategy is to develop a complete portfolio of products across the continuum of care in heart recovery, primarily focused in the area of circulatory care. We intend to continue to use this experience to develop additional circulatory support products as well as making enhancements to our existing products, with an emphasis on improving access and closure with our devices. In addition, we have a number of new products at various stages of development, some of which integrate the Impella technology platform including the Impella ECP, Impella XR Sheath and Impella BTR devices.

We expended $98.8 million, $93.5 million and $75.3 million on research and development in fiscal years 2020, 2019 and 2018, respectively. Our research and development expenditures include costs related to clinical trials and studies for our Impella devices.

We are pursuing additional randomized control trials in high-risk PCI and cardiogenic shock, such as the STEMI DTU Study to complement our clinical evidence and best practices to optimize patient outcomes.

STEMI DTU™ Study

In November 2018, we announced the results of our FDA-approved prospective multi-center feasibility study, “STEMI Door to Unloading with Impella CP system in acute myocardial infarction” (STEMI DTU). The trial focused on the feasibility and safety of unloading the left ventricle using the Impella CP heart pump prior to primary PCI in patients presenting with ST segment elevation myocardial infarction, or STEMI, without cardiogenic shock, with the hypothesis that this will potentially reduce infarct size. The study, which received FDA investigational device approval to proceed in October 2016, enrolled 50 patients at 10 sites. The hypothesis of this novel approach to treating STEMI patients, based on extensive mechanistic research, is that unloading the left ventricle prior to PCI reduces myocardial work load and oxygen demand and also initiates a cardio-protective effect at the myocardial cell level, which may alleviate myocardial damage caused by reperfusion injury at the time of revascularization. The intent of this study was to help refine the protocol and lay the groundwork for a future pivotal study with more sites and patients and will be designed for statistical significance.

In April 2019, the FDA approved the initiation of the STEMI DTU pivotal randomized controlled trial. The prospective, multi-center, two-arm trial plans to enroll 668 patients undergoing treatment for a STEMI heart attack at up to 60 sites. Half the patients will be randomized to receive delayed reperfusion after 30 minutes of left ventricular unloading with the Impella CP. The other half will receive immediate reperfusion, the current standard of care. The STEMI DTU trial will test the hypothesis that unloading the left ventricle for 30 minutes prior to reperfusion will reduce myocardial damage from a heart attack and lead to a reduction in future heart failure related events. The trial allows for an adaptive design, which permits adjustments to the study sample size after an interim analysis. We began the trial in the third quarter of fiscal 2020. However, due to the ongoing COVID-19 pandemic and the challenges presented to medical providers, we have temporarily paused the trial and plan to restart when physicians and hospitals have the ability to enroll patients and record clinical metrics. Once we resume, we estimate that it will take three to four years to complete enrollment.

Sales, Clinical Support, Marketing and Field Service

Our clinical support personnel consist primarily of registered nurses and other personnel with considerable experience in either the surgery suite or the cath lab, and they play a critical role in training and educating physicians in the use of our products. In recent years, we have significantly increased the number of our direct sales and clinical support personnel in the U.S, Germany and Japan.

Manufacturing

We manufacture our products in Danvers, Massachusetts and Aachen, Germany. Our Aachen facility performs final assembly and manufactures most of our disposable Impella devices, including the Impella 2.5, Impella CP, Impella 5.0, Impella 5.5,  Impella LD and Impella RP. Our Danvers facility also manufactures and performs final assembly for the Impella CP device, Impella 5.5, and certain Impella subsystems and accessories, including our Impella AIC, our console that powers our Impella devices. In addition, we rely on third-party suppliers to provide us with components used in our existing products and products under development. For example, we outsource some of the manufacturing for components and circuit cards within our consoles.

We have expanded our manufacturing capacity in both our Aachen and Danvers facilities to support demand for our Impella devices. We believe our existing manufacturing facilities provide sufficient physical capacity to meet anticipated demand for at least the next twelve months. Our U.S. and German manufacturing facilities are certified as being in compliance with standards established by the International Organization for Standardization, or ISO, and operate under the FDA’s good manufacturing practice requirements for medical devices set forth in the Quality System Regulation, or QSR.

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

A substantial portion of our intellectual property rights relating to the Impella devices and other products under development, such as the Impella ECP, Impella XR Sheath and Impella BTR devices, are in the form of trade secrets and patents. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with employees, consultants and other parties. We cannot assure you that our trade secrets will not become known to or be independently developed by our competitors.

We own or have rights to numerous U.S. and foreign patents. Patents filed both in the U.S. and Europe generally have a life of 20 years from the filing date. Our U.S. and foreign patents have expiration dates ranging from 2020 to 2036 and beyond as we continue to innovate and file for new patent applications. We also own or have rights to certain pending U.S. and foreign patent applications. We believe patents will issue pursuant to such applications, but cannot guarantee it. Moreover, neither the timing of any issuance, the scope of protection, nor the actual issue date of these pending applications can be forecasted with precision. Where we have licensed patent rights from third parties, we could be required to pay royalties.

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

We are aware of other cardiac assist device research efforts in the U.S., Canada, Europe and Japan. In addition, there are a number of companies, including Abbott Laboratories, Medtronic, Edwards Lifesciences, Boston Scientific, LivaNova, Terumo Heart, Teleflex, Getinge (Maquet Cardiovascular) and several early-stage companies, that are developing heart assist products, including implantable left ventricular assist devices and miniaturized rotary ventricular assist devices that directly and indirectly compete with our products.

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

Coverage and reimbursement for procedures to implant, remove or replace our products are generally established in the U.S. market. For instance, Medicare covers the use of LVADs when used for support of blood circulation post-cardiotomy, as a temporary life-support system until a human heart becomes available for transplant, or as destination therapy for patients who require permanent mechanical cardiac support, when the use is consistent with FDA approval and FDA-approved labeling instructions, as applicable. Coverage and reimbursement for procedures to implant the Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5 and Impella RP devices are also established for in-hospital use by Medicare including ICD-10 for procedures and MS DRG coding. Actual coverage and payment may vary by local Medicare fiscal intermediary or third-party insurer. Our Impella devices are also covered by commercial and/or Medicare plans of many third-party insurers including Aetna, Humana, Cigna, Blue Cross Blue Shield, and United Healthcare.

In August 2019, the CMS released final Medicare payment levels for inpatient hospital discharges for fiscal year 2020 (October 1, 2019 through September 30, 2020). The Final Rule for the IPPS update includes ICD-10 coding and maintained assignment of percutaneous Impella implantation to MS-DRG 215 for Other Heart Assist System Implant, bi-ventricular Impella support in MS-DRG, and Impella hospital transfer and support in MS-DRG 268 for the receiving hospital. CMS eliminated the proposed reduction of 27% and concluded there was no reduction versus the prior year for MS-DRG 215. The Final Rule was effective for the 12 months from and after October 1, 2019 for all Medicare hospital inpatient discharges.

In May 2020, the CMS released a draft of hospital payment levels proposed for patient discharges after October 1, 2020. The May 2020 proposed rule, or the Proposed Rule, for the IPPS update includes ICD-10 coding and confirms assignment of percutaneous Impella implantation to MS-DRG 215 for Other Heart Assist System Implant. The Proposed Rule also maintained bi-ventricular Impella (MS-DRG 1), ECPella (MS-DRG 3), and Impella hospital transfer / support (MS-DRG 268) for the receiving hospital. In addition, CMS proposed three payment rate options for MS-DRG 215 including (1) fiscal year 2020 rate (hold harmless), (2) an average of the proposed rate and FY2020 rate or (3) adjust and audit reimbursement rate from FY2020 based on hospital charges, length of stay, patient transfer, patient comorbidities and hospital efficiencies over the prior year. Hospitals that incorporate best practices often achieve better patient outcomes at a lower cost of care. For the sickest patients who utilize extensive resources, hospitals are eligible to receive additional outlier payments, which may collectively increase reimbursement in future years. The AHA and CMS have established a system of care around the utilization of percutaneous heart pumps. The history and creation of this dedicated payment system with Impella implant/explant, bi-ventricular, ECPella and transfer reimbursement allows some of the most critically ill patients in the system to have the potential to survive and improve/achieve native heart recovery. The MS-DRG 215 proposed rate is lower than that of the previous year based on the CMS process to evaluate hospital charges, length of stay, patient comorbidities, taking into account hospital efficiencies over the prior year. The Proposed Rule for the IPPS is open for public comment until July 10, 2020. The final rulemaking may differ substantially from this proposal and will take effect for the year beginning October 1, 2020.

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

United States Regulation

In the U.S., the FDA has responsibility for regulating medical devices under the authority of the Federal Food, Drug and Cosmetic Act, or FFDCA. The FDA regulates design, development, testing, clinical studies, manufacturing, labeling, distribution, import, export, sale promotion, and record keeping for medical devices, and reporting of adverse events, recalls, or other field actions by manufacturers and users to identify potential problems with marketed medical devices. Many of the devices that we develop, manufacture and market are in a category for which the FDA has implemented stringent clinical investigation and pre-market clearance or approval requirements. The process of obtaining FDA clearance or approval to market a product is resource intensive, lengthy, and costly. FDA review may involve delays that adversely affect the marketing and sale of our products. Some our products are pending regulatory clearance or approval to begin commercial sales in various markets. Ultimately, the FDA may not authorize the commercial release of a medical device if it determines the device is not safe and effective or does not meet other standards for clearance or approval. Additionally, even if a product is cleared or approved, the FDA may impose restrictions requiring postmarket testing and surveillance programs to monitor the effects of these products once commercialized.

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

The PMA approval pathway requires that the applicant demonstrate to the FDA’s satisfaction, based on valid scientific evidence, that there is a reasonable assurance of the safety and effectiveness of the device for its intended use. During the PMA process, the FDA examines detailed data to assess the safety and effectiveness of the device. This information includes design, development, manufacture, labeling, advertising, preclinical testing and clinical study data. Prior to approving a PMA, the FDA may conduct an inspection of the manufacturing facilities and the clinical sites where supporting studies were conducted. The facility inspection evaluates our compliance with QSR. An inspection of clinical sites evaluates compliance with good clinical practice standards, including, for studies conducted under an investigational device exemption, or IDE, that the studies meet the requirements of FDA’s IDE regulations. Typically, the FDA will convene an advisory panel meeting to review the data presented in the PMA. The panel’s recommendation is given substantial weight but is not binding on the FDA. Under a set of performance measures that the FDA has committed to achieving in return for the receipt of user fees from manufacturers, FDA attempts to review all PMAs not requiring an advisory panel meeting within 180 “FDA days” and review of a PMA application that does require an advisory panel meeting within 320 “FDA days.” The term “FDA days” excludes the time the applicant spends responding to FDA requests for additional information.  While the FDA has approved PMA applications within the allotted time period, reviews can occur over a significantly longer period.

Upon completion of its review, the FDA will either approve or deny the PMA. If the FDA’s evaluation is favorable, the PMA is approved and the device may be marketed in the U.S. The FDA may approve a PMA with post-approval conditions such as postmarket collection of clinical data. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the PMA approval. A PMA approval may include significant limitations on the indicated uses for which a device may be marketed. The FDA interprets the FFDCA as prohibiting the promotion of approved medical devices for unapproved uses. After approval of a PMA, a new PMA or PMA supplement is required in the event of a significant modification to the device, the device labeling, or the manufacturing process.  The FDA can initiate proceedings to withdraw a PMA approval for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing.

See “Item 1. Business – Our Products” for additional information regarding regulatory approvals on our Impella devices. We expect to make additional PMA supplement submissions for additional indications for use for our Impella devices in the future.

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

The FDA can require postmarket surveillance, or PMS, for significant risk devices, such as our medical devices, that require ongoing collection, analysis, and periodic submission to the FDA of clinical data during commercialization over a period of up to several years. The PMS data collection requirements are often burdensome and expensive. The failure to comply with the FDA’s regulations can result in enforcement action, including seizure of products, injunction, prosecution, civil fines and penalties, recall and/or suspension of FDA approval.

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

Other Regulations

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

•

the Physician Payments Sunshine Act, or PPSA, which requires public disclosure of the financial relationships of U.S. physicians and teaching hospitals with applicable manufacturers, including medical device, pharmaceutical and biotechnology companies;

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

International Regulation

Internationally, the approval and regulation of medical devices is subject to a variety of laws and regulation. In Europe, our products are subject to extensive regulatory requirements. Our Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5, Impella RP, and Impella AIC are all approved under CE Mark and are available for sale in the European Union and other markets that recognize CE Mark approval. The European Union requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained, and used in accordance with their intended purpose. National laws conforming to the European Union's legislation regulate our products under the medical devices regulatory system. Although the more variable national requirements under which medical devices were formerly regulated have been substantially replaced by the European Union Medical Devices Directive, individual nations can still impose unique requirements that may require supplemental submissions. The European Union medical device laws require manufacturers to declare that their products conform to the essential regulatory requirements after which the products may be placed on the market bearing the CE Mark. Manufacturers' quality systems for products in all but the lowest risk classification are also subject to certification and audit by an independent notified body. In Europe, particular emphasis is being placed on more sophisticated and faster procedures for the reporting of adverse events to the competent authorities.

In May 2017, the European Union implemented a new regulatory requirement for medical devices under the Medical Device Regulation. The Medical Device Regulation becomes fully effective in fiscal 2021 and will bring significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, new definitions and registration of economic operators throughout the distribution chain, and additional post market surveillance and vigilance. Compliance with the Medical Device Regulation will require re-certification of many of our products to the enhanced standards.

In Japan, pre-market approval and clinical studies are required as is governmental pricing approval for medical devices. Our Impella 2.5, Impella CP, Impella 5.0 and Impella AIC have regulatory approval and are available for sale in Japan. Clinical studies are subject to a stringent “Good Clinical Practices” standard. Approval time frames from the Japanese MHLW vary from simple notifications to review periods of one or more years, depending on the complexity and risk level of the device. In addition, importation of medical devices into Japan is subject to the “Good Import Practices” regulations. As with any highly regulated market, significant changes in the regulatory environment could adversely affect future sales.

In many of the other foreign countries in which we market our products, we may be subject to regulations affecting, among other things:

•	product standards and specifications;
•	packaging requirements;
•	labeling requirements;
•	marketing restrictions;
•	product collection and disposal requirements;
•	quality system requirements;
•	import restrictions;
•	tariffs;
•	customs and duties; and
•	tax requirements.

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

Health Care Reform

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or together, the Affordable Care Act, or ACA. The law includes provisions that, among other things, reduce or limit Medicare reimbursement, and impose increased taxes.  In December 2015, the Consolidated Appropriations Act, 2016 was signed into law which included a two-year moratorium on the medical device excise tax such that medical device sales in 2016 and 2017 were exempt from the medical device excise tax. In January 2018, this medical device excise tax moratorium was further extended until January 1, 2020. The Further Consolidated Appropriations Act was signed into law on December 20, 2019, and fully repealed the medical device excise tax previously imposed. As a result of the repeal, sales of taxable medical devices after December 31, 2015, are not subject to the medical device excise tax. With the enactment of the Tax Cuts and Jobs Act in December 2017, the ACA’s former individual mandate penalty for not having health insurance coverage has been eliminated.

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

Seasonality

Our quarterly net sales are influenced by many factors, including new product introductions, acquisitions, regulatory approvals, patient and physician holiday schedules, and other factors. Net sales in the first half of our fiscal year were 49%, 47%, and 45% of total fiscal year net sales for fiscal 2020, 2019 and 2018, respectively. Historically, our revenues have generally been lower in the first half of our fiscal year due to the seasonality of the U.S., European and Japanese markets, where summer vacation schedules normally result in fewer medical procedures for our products.

Employees

As of March 31, 2020, we had 1,536 full-time employees, including:

•	275 in product engineering, research and development, clinical development and regulatory;
•	643 in sales, clinical support, marketing, field service and related support; 518 of whom are in the U.S. and Canada, 70 of whom are in Europe and 55 of whom are in Asia.
•	464 in manufacturing; and
•	154 in general and administration.

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

Risks Related to Our Business

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely impact our business, our operations and our financial results.

In recent months, a new strain of coronavirus (COVID-19) has spread to many countries in the world and the outbreak has been declared a pandemic by the World Health Organization. The U.S. Secretary of Health and Human Services has also declared a public health emergency in the U.S. in response to the outbreak. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns have already resulted in significant negative economic impacts on a global basis.

As the coronavirus pandemic continues to rapidly evolve, we cannot at this time accurately predict the effects of these conditions on our operations. Uncertainties remain as to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length and scope of the travel restrictions and business closures imposed by the governments of impacted countries. The continued outbreak of COVID-19, or another infectious disease with similar characteristics, may lead to the implementation of further responses, including additional travel restrictions, government-imposed quarantines or stay-at-home orders, and other public health safety measures, which may result in further disruptions to our business and operations. The COVID-19 outbreak has had an impact on our business, and a continuing outbreak or future outbreaks may have several adverse effects on our business, results of operations and financial condition.

•

Decreased demand for our products: Medical authorities globally (including the U.S. Surgeon General, the American College of Surgeons, and the U.K. National Health Service) have advised the deferral of elective medical procedures, and many hospitals have cancelled or postponed elective medical procedures and may continue to do so. Due to these impacts and measures, we have experienced, and may continue to experience, significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of COVID-19. In addition, our customers may delay, cancel, or redirect planned purchases in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, beginning in mid-March 2020 and continuing into the first quarter of fiscal 2021, we have experienced a significant decline in patient utilization in the U.S., Europe and Japan, as healthcare systems have diverted resources to meet the increasing demands of managing COVID-19. In addition, public health bodies have recommended delaying elective medical procedures during the COVID-19 pandemic, which may continue to negatively impact the usage of our products, including the number of Impella heart pump procedures. For more information on the impact on our financial results for the fourth quarter of 2020 and other related financial results, as well as our expectations for future financial results, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Pandemic.”

Because outbreaks of infectious diseases like COVID-19 have been shown to burden healthcare systems due to the high volume of infected patients, hospitals and physicians may also resort to expense-reducing measures in other areas of healthcare practice, including after an outbreak subsides. Our customers may decline to schedule future procedures utilizing our products, which would negatively impact our operations and financial results. There may also be a decrease in the number of emergency procedures using our products if patients avoid hospital settings during an infectious disease outbreak.

•

Decreased education and training of customers: Our opportunities to educate potential customers about our products or to train existing customers in the use of our products have been and may continue to be less frequent or less effective. Extended social distancing measures have prevented and may continue to prevent our sales, clinical support, marketing, field service and related support personnel from attending in-person education and training events and from entering the cath labs where our product is being used.

•

Reduced product development: We may face decreased ability to test developing products in clinical trials where COVID-19 is not an exclusion factor or where a patient’s COVID-19 status is unknown. Regulatory oversight and actions regarding our products may be disrupted or delayed in regions impacted by COVID-19, including the U.S. and Europe, which may impact review and approval timelines for products in development and/or changes to existing products that need regulatory review and approval. At the end of March 2020, we temporarily paused new enrollments in our active clinical trials in response to the COVID-19 response around the globe.  Additionally, although we remain invested in innovation, our efforts in product engineering and research and development may be impacted if our employees in those areas are advised to continue to work remotely as part of social distancing measures.

Regulatory oversight and actions regarding our products may be disrupted or delayed in regions impacted by COVID-19, including the U.S. and Europe, which may impact review and approval timelines for products in development and/or changes to existing products that need regulatory review and approval. Additionally, although we remain invested in innovation, our efforts in product engineering and research and development may be impacted if our employees in those areas are advised to continue to work remotely as part of social distancing measures.

•

Negative impacts on our suppliers and employees: COVID-19 or similar infectious diseases may impact the health of our employees, directors, suppliers or customers, reduce the availability of our workforce or those of companies with which we do business, divert our attention toward succession planning, or create disruptions in our supply or distribution networks. Although our supply of raw materials and distribution of finished products remain operational with no known or foreseen constraints, and we have not closed any of our manufacturing plants, we may experience adverse effects of such events on us which may limit our ability to manufacture our products and may include a significant disruption to our supply chain, our operations. For information on certain financial management measures we took in response to the effects of COVID-19, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Pandemic.” Additionally, having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

COVID-19 has also created significant disruption to and volatility in national, regional and local economies and markets. Uncertainties related to, and perceived or experienced negative effects from, COVID-19 may cause significant volatility or decline in the trading price of our securities, capital market conditions and general economic environment. Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and operational challenges faced by our customers. Continued outbreaks of COVID-19 or a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in a further economic downturn or a global recession that could affect demand for our products and likely impact our operating results. These may increase the likelihood of litigation, including derivative stockholder litigation, limit or restrict our ability to access capital on favorable terms, or at all, lead to consolidation that negatively impacts our business, weaken demand, increase competition, cause us to reduce our capital spend further, or otherwise disrupt our business or make it more difficult to implement our strategic plans.

A prolonged downturn in global economic conditions may materially adversely affect our business.

Our business and results of operations are affected by international, national and regional economic conditions. Financial markets in the U.S., Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices. We are unable to predict the likely duration and severity of the current disruptions in financial markets and adverse economic conditions throughout the world. These economic developments affect businesses such as ours and those of our customers in a number of ways that could result in unfavorable consequences to us. Current economic conditions or a deepening economic downturn in the U.S. and elsewhere, including as a result of a continued or future outbreak of COVID-19 or a similar infectious disease, or reductions in the level of government funding for scientific research, may cause our current or potential customers to delay or reduce purchases, which could, in turn, result in reductions in sales of our products, materially and adversely affecting our results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers’ ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect our results of operations and cash flow. In addition, a decline in our customers’ ability to pay as a result of the economic downturn may lead to increased difficulties in the collection of our accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

We depend on Impella® products and services for most of our revenues.

We derive, and expect to continue to derive in the near future, most of our revenues from sales of our Impella devices and related services. While we cannot fully predict what level of revenues our Impella devices will generate, we anticipate that Impella revenues will continue to account for most of our revenues in the near future. Implementation of our business strategy depends on continued revenues from of our Impella devices and services. Our ability to generate revenues from our Impella devices and services may be impaired by the factors described below:

•

our failure to obtain approvals from the FDA and foreign regulatory authorities or to comply with government regulations, or the withdrawal of market clearance or the taking of other enforcement actions that could limit or impair our ability to sell our products;

•	announcements by the FDA relating to our products and their impact on market perception of our product, including short-term impact;
•	lack of acceptance or continued acceptance by physicians, hospitals, or patients;
•	our reliance on specialized suppliers for certain components and materials;
•	manufacturing or quality control issues;
•	reputational risk relating to customer reviews of our products;
•	our inability to protect our proprietary technologies or an infringement of others’ patents;
•	the loss of a distributor or a distributor’s failure to perform its obligations;
•	our failure to compete successfully against our existing or potential competitors;
•	additional risks associated with selling in international markets;
•	long and variable sales and deployment cycles;
•	failure by third-party payers to provide appropriate levels of reimbursement for hospitals and physicians using our products;
•	our failure to comply with federal and state regulations; and
•	product liability claims.

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

Competition from other companies offering circulatory care products is intense and subject to rapid technological change and evolving industry requirements and standards. We compete with companies that have greater financial, product development, sales and marketing resources and experience than we do. Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products. Factors affecting our competitive position include:

•	the availability of other products and procedures that are technically equivalent or superior to our products, and which may be sold at lower prices;
•	product performance and design;
•	product safety;
•	sales, marketing and distribution capabilities;
•	comparable clinical outcomes;
•	our ability to complete clinical trials and regulatory approval processes;
•	success and timing of new product development and introductions;
•	physician and hospital acceptance of our products and the amount of time to convert physicians and hospitals into users of our products;
•	reimbursement approval from health care insurance providers and the cost-effectiveness of these reimbursements to our hospital customers;
•	our ability to integrate potential acquired businesses into our operations;

•	penetration into existing and new geographic markets; and
•	intellectual property protection.

Our customers are primarily hospitals that have limited budgets. Physicians endorse our products to hospitals that will then choose to purchase our products and subsequently pass this cost on to patients or their insurance providers. Physicians will recommend our products based on public information regarding patient outcomes, clinical trials, and the costs and benefits of using our products when compared to other substitutes available in the market. As a result, our products compete against a broad range of medical devices and other therapies for these limited funds. Our success will depend in large part upon our ability to enhance our existing products, to develop new products to meet regulatory and customer requirements and to achieve and maintain market acceptance for our products. We believe that important competitive factors with respect to the development and commercialization of our products include the relative speed with which we can develop products, establish clinical utility, complete clinical trials and regulatory approval processes, obtain and protect reimbursement, maintain cost effectiveness for our products, and supply commercial quantities of our products to our customers.

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

We may achieve our business objectives only if our products are accepted and recommended by leading cardiac surgeons and interventional cardiologists, whose decisions are likely to be based on a determination that our products are safe and effective and represent acceptable, cost-effective methods of treatment in light of reimbursement policies with respect to our products. Although we have developed relationships with leading cardiac surgeons, the commercial success of Impella devices and our other products will also require that we develop relationships with leading interventional cardiologists in cath labs. We cannot assure you that we can maintain our existing relationships and arrangements with leading cardiac surgeons or interventional cardiologists or that we can establish new relationships in support of our products. If cardiac surgeons and interventional cardiologists do not consider our products to be adequate for the treatment of our target cardiac patient population or if a sufficient number of these clinicians recommend and use competing products, it would seriously harm our business.

Expansion into hospital cardiac centers that have not historically used our products may incur long sales and training cycles that may cause our revenues and operating results to vary significantly from quarter to quarter.

Our products have lengthy sales cycles and we may incur substantial sales and marketing expenses and expend significant effort without making a sale. We sell primarily to hospitals that often have administrative requirements to introduce and expand a new technology, such as Impella devices, at their sites. Even after making the decision to purchase our Impella devices, our customers often deploy our products slowly or infrequently. In addition, cardiac centers of hospitals that buy the majority of our products are usually led by cardiac surgeons who are heavily recruited by competing hospitals. When one of these cardiac surgeons moves to a new hospital, we sometimes experience a significant reduction in purchases by the hospital from which the physician has departed while it replaces the lead physician supporting our Impella devices. As a result, our revenues and operating results may vary significantly from quarter to quarter. In addition, product purchases often lag behind initial expressions of interest in our product by new centers due to training and education regarding the use of the products. Hospitals also need to perform internal administrative requirements prior to the initial implant procedures. These challenges in our sales initiatives may be further adversely impacted by outbreaks of COVID-19 or similar infectious diseases. For more information, see “—A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely impact our business, our operations and our financial results.”

The training required for clinicians to use our products could reduce the market acceptance of our products and reduce our revenue.

Clinicians must be trained to use our products proficiently. It is critical to the success of our business that we ensure that there are a sufficient number of clinicians familiar with, trained on and proficient in the use of our products. Convincing clinicians to dedicate the time and energy necessary to obtain adequate training in the use of our products is challenging and we may not be successful in these efforts. Our physician education and training initiatives may also be impaired by outbreaks of COVID-19 or similar infectious diseases requiring social distancing. If clinicians are not properly trained, they may misuse or ineffectively use our products. Any improper use of our products may result in unsatisfactory outcomes, patient injury, negative publicity or lawsuits against us, any of which could harm our reputation and affect future product sales. Furthermore, our inability to educate and train clinicians to use our products may lead to lower demand for our products.

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

Our future revenue and operating results will depend on our ability to manage the anticipated growth of our business. We have experienced significant growth in recent years in which we have expanded our operations and we have increased our employee headcount. This growth has placed significant demands on our management as well as our financial and operational resources. In order to achieve our business objectives, we will need to continue to grow. However, continued growth presents numerous challenges, including:

•	developing and retaining our global sales, marketing and administrative infrastructure and capabilities;
•	expanding manufacturing capacity, maintaining quality and increasing production;
•	increasing our foreign and domestic regulatory compliance capabilities;
•	implementing appropriate operational, financial and IT systems and internal controls;
•	impact of the COVID-19 pandemic and related remote working arrangements on our ability to support our customers;
•	identifying, attracting and retaining qualified personnel, particularly experienced clinical staff; and
•	hiring, training, managing and supervising our personnel worldwide.

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

Several of these obstacles may be further exacerbated by outbreaks of COVID-19 or similar infectious diseases. For more information, see “—A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely impact our business, our operations and our financial results.”

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

Finally, the ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. This could affect our ability to develop or commercialize new products in a timely manner, which could negatively impact our business.

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

The regulatory approval process for new products and new indications for existing products often requires extensive clinical trials and procedures, including early clinical feasibility studies. Unfavorable or inconsistent clinical data from current or future clinical trials or procedures conducted by us, our competitors, or third parties, or perceptions regarding such clinical data, whether or not true, could adversely affect both our ability to obtain necessary approvals and the market’s view of our future prospects. Such clinical trials and procedures are inherently uncertain and there can be no assurance that these clinical trials or procedures will be completed in a timely or cost-effective manner or result in a commercially viable product or expanded indication. Failure to successfully complete these clinical trials or procedures in a timely and cost-effective manner could have a material adverse effect on our prospects. Clinical trials or procedures may experience significant setbacks even after earlier trials have shown promising results. Further, preliminary results from clinical trials or procedures may be contradicted by subsequent clinical analysis. In addition, results from our clinical trials or procedures may not be supported by actual long-term studies or clinical experience. If preliminary clinical results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, our business could be adversely affected. Clinical trials or procedures may be delayed, suspended, or terminated by us, the FDA, or other regulatory authorities at any time, if it is believed that the trial participants face unacceptable health risks or for numerous other reasons. The FDA may disagree with our interpretation of the data from our clinical trials, or may find the clinical trial design, conduct or results inadequate to demonstrate safety and effectiveness of the product candidate. The FDA may also require additional pre-clinical studies or clinical trials, which could further delay approval of our products.

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

Even after receiving regulatory clearance or approval, our products may be subject to product recalls, which could harm our reputation and divert our managerial and financial resources.

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

In the U.S., future action by the Centers for Medicare & Medicaid Services, or CMS (which administers the Medicare program), other government agencies or private payors, may diminish payments to physicians, outpatient surgery centers and/or hospitals, which could harm our ability to market and sell our products. Private payors may adopt coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. Private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures performed with our products. In addition, for governmental programs, such as Medicaid, coverage and reimbursement differs from state to state. Medicaid payments to physicians and facilities are often lower than payments by other third party payors, and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. Internationally, medical reimbursement systems vary significantly from country to country, with some countries limiting medical centers spending through fixed budgets, regardless of levels of patient treatment, and other countries requiring application for, and approval of, government or third-party reimbursement. For more information, see Part I, Item 1. “Business—Third-Party Reimbursement.”

In addition, third-party payers, including private and government insurers, are increasingly requiring evidence that medical devices are cost-effective. If we are unable to demonstrate that our devices are cost-effective, the third-party payer may not reimburse the use of our products, which could reduce sales of our products to healthcare providers who depend upon reimbursement for payment. We also cannot be sure that third-party payers will continue the current levels of reimbursement to physicians and medical centers for use of our products. Any reduction in the amount of this reimbursement could harm our business. Increasing awareness of healthcare costs, public interest in healthcare reform and continuing pressure from Medicare, Medicaid, group purchasing organizations and other payers to reduce costs in the healthcare industry, as well as increasing competition from other protective products, could make it more difficult for us to sell our products at current prices.

Changes in healthcare reimbursement systems in the U.S. and abroad could reduce our revenues and profitability.

In March 2010, the U.S. federal government enacted the Patient Protection and Affordable Care Act, or ACA, which made changes to the manner in which many healthcare services are provided and paid for in the U.S. The ACA includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes on certain companies and individuals. Results of the recent U.S. elections in 2016 have created a political environment in which significant portions of the ACA could be repealed or revised.  Recent tax reform legislation removed the financial penalty for individuals who do not have health insurance effective in 2019, a change that likely will result in fewer individuals electing to purchase health insurance. In addition, proposed changes in regulations would allow wider availability of health insurance that does not provide coverage for all of the essential health benefits required under the ACA. It remains unclear what other portions of the ACA may remain, or what any replacement or alternative programs may be created by any future legislation or regulation. For example, CMS has indicated that it intends to increase flexibility in state Medicaid programs, including by expanding the scope of waivers under which states may implement Medicaid expansion provisions, imposing different eligibility or enrollment restrictions, or otherwise implementing programs that vary from federal standards.

Any such future actions may have significant impact on the reimbursement for healthcare services generally, including reducing significantly the number of individuals who have health insurance that can pay for our products, which could lead our health care provider customers to be more cost conscious. At the same time, certain members of the U.S. Congress have proposed measures that would expand the role of government-sponsored coverage, including single payer or so-called “Medicare-for-All” proposals, which could have far-reaching implications for the healthcare industry if enacted. Such a system could reduce our customers’ revenues, such as Medicare and other public reimbursement rates, on average could be lower than existing commercial health plan reimbursement rates. Even if legislation creating such a single-payer system is not enacted in the near term, continued introduction of legislation promoting a single-payer system by several members of the U.S. Congress could increase uncertainty for our customers and cause them to delay purchases of our products and services.  Accordingly, our business and results of operations could therefore be adversely affected by any future federal or state healthcare reform legislation or regulation. In sum, even if we succeed in bringing our new products to market, uncertainties regarding future healthcare policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at profitable prices in certain countries.

We must comply with healthcare “fraud and abuse” laws, and we could face penalties for non-compliance and be excluded from government healthcare programs, which would adversely affect our business, financial condition and results of operations.

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights may be applicable to our business. We may be subject to healthcare fraud and abuse regulation and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws and regulations that govern our business operations, products, and technologies, and may affect our ability to operate, include, among others, those listed in “Part I, Item 1. Business—Government Regulation and Other Matters—Postmarket Regulation.”

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

We are devoting most of our research and development and regulatory efforts, and significant financial resources, to the development of our Impella devices and product extensions of existing commercial products and new products. The development of new products and product extensions presents enormous challenges in a variety of areas, including blood compatible surfaces, blood compatible flow, manufacturing techniques, pumping mechanisms, physiological control, energy transfer, anatomical fit and surgical techniques. We may be unable to overcome all of these challenges, which could adversely affect our results of operations and prospects and limit our ability to bring new products to market or make changes to enhance existing commercial products.

If we are unable to develop additional, high-quality manufacturing capacity, our growth may be limited and our business could be seriously harmed.

To be successful in the long-term, we will need to increase our manufacturing capacity to support continued demand for our products. We may encounter difficulties in scaling up manufacturing of our products, including problems related to product yields, quality control and assurance, component and service availability, dependable sources of supply, adequacy of internal control policies and procedures and lack of skilled personnel. Our manufacturing output may also be decreased by social distancing measures we implement in an effort to contain outbreaks of COVID-19 or similar infectious diseases. For more information, see “—A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely impact our business, our operations and our financial results.”

If we cannot hire, train and retain enough experienced and capable scientific, technical, and manufacturing employees, we may not be able to manufacture sufficient quantities of our existing or future products on time and at an acceptable cost, which could limit market acceptance of our products or otherwise damage our business. In order to meet the expected demand for our Impella devices, we have continued to implement process improvements on the Impella production line at our manufacturing facilities in Aachen, Germany and Danvers, Massachusetts to increase the output that we can produce at the facility. In addition to programs designed to further increase yield and capacity levels, we have expanded manufacturing employment in recent years and increased manufacturing floor space in Danvers and Aachen. We continue to work on initiatives to expand our Impella manufacturing capacity in both Aachen and Danvers. We are also working with our existing suppliers and new suppliers to ensure we are able to have sufficient inventory as we increase our manufacturing capability to support growing demand. We are and will continue outsourcing certain sub assembly production to third-party suppliers. We are also working on process improvements, such as certain automation techniques, to allow us to manufacture our products more efficiently. If we are unable to implement these process improvements on a timely basis in order to meet customer demand, it could inhibit our revenue growth.

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales and profitability will decline.

Our facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead time to repair or replace. The facilities may be affected by natural or man-made disasters and in the event they were affected by a disaster, we would be forced to rely on third-party manufacturers. Although we believe we possess adequate insurance for the disruption of our business from causalities, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

We depend heavily on the contributions of the principal members of our business, such as financial, technical, sales and support, regulatory and clinical, operating, manufacturing and administrative management and staff, many of whom would be difficult to replace. Our key personnel include our senior officers, many of whom have very specialized scientific, medical or operational knowledge. The loss of the service of any of the key members of our senior management team, whether due to dismissal, resignation or illness, may significantly delay or prevent our achievement of our business objectives and divert remaining management’s attention to seeking qualified replacements. Our ability to attract, train and retain qualified personnel, consultants and advisors is critical to our success. For example, many members of our clinical staff are registered nurses with experience in the surgery suite or cath lab, of which only a limited number of whom seek employment with a company like ours. Competition for skilled and experienced personnel in the medical device industry is intense. We face competition for skilled and experienced management, scientific, clinical, engineering and sales personnel from numerous medical device and life sciences companies, universities, governmental entities and other research institutions. Hiring efforts may also be compounded by intensified restrictions on travel (including during the COVID-19 pandemic). If we lose the services of any of the principal members of our management and staff and have not developed adequate succession plans, or if we are unable to attract, train and retain qualified personnel in the future, especially scientific, clinical and sales personnel, our business could be adversely affected.

If our suppliers cannot provide the components we require, our ability to manufacture our products could be harmed.

We rely on third-party suppliers to provide us with many of the components used in our existing products and products in development. For example, we outsource the manufacturing of most of our consoles other than final assembly and testing and the sterilization process for our products. Relying on third-party suppliers makes us vulnerable to component part failures or obsolescence and interruptions in supply, either of which could impair our ability to conduct clinical tests or to ship our products to our customers on a timely basis. Using third-party vendors makes it difficult and sometimes impossible for us to test fully certain components, such as components on circuit boards, maintain quality control, manage inventory and production schedules and control production costs. Manufacturers of our product components may be required to comply with the FDA or other regulatory manufacturing regulations and to satisfy regulatory inspections in connection with the manufacture of the components. Any failure by a supplier to comply with applicable requirements could lead to a disruption in supply. Vendor lead times to supply us with ordered components vary significantly and often can exceed six months or more. Both now, and as we expand our manufacturing capacity, we cannot be sure that our suppliers will furnish us required components when we need them or be able to provide us with sufficient inventory to support our expected growth in demand for our products. Outbreaks of COVID-19 or similar infectious diseases may also create disruptions in our supply chain. For more information, see “—A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely impact our business, our operations and our financial results.” These factors could make it more difficult for us to manufacture our products effectively and efficiently and could adversely impact our results of operations.

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
•

the adoption and expansion of trade restrictions, including the occurrence or escalation of a “trade war,” the imposition or modification of sanctions or other governmental action related to tariffs or trade agreements or policies among the governments of the United States, China and other countries;

•

regulatory changes and economic conditions leading up to and following “Brexit” (the United Kingdom’s recent exit from the European Union), including uncertainties as to its timing and its effect on trade laws, tariffs and taxes;

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

In June 2016, the United Kingdom held a referendum in which voters approved Brexit, and following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Although the United Kingdom has passed legislation regarding the immediate impact of the United Kingdom’s withdrawal from the European Union, it is still unclear what terms, if any, may be agreed within the United Kingdom and between the United Kingdom and other countries on many aspects of fiscal policy, cross-border trade and international relations, both in the final outcome and for any transitional period. Additionally, under the withdrawal agreement with the European Union, there is a transitional period until December 31, 2020 (extendable up to two years, with an offer to request an extension to be made by June 2020). As this is an unprecedented event, it is unclear what long-term economic, financial, trade and legal implications the withdrawal of the United Kingdom from the European Union would have and how such withdrawal would affect the regulation applicable to our business globally and specifically in the region. If the United Kingdom were to significantly alter its regulations affecting the medical device industry, we could face significant new costs. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations.

Additionally, as a result of Brexit, the global markets and currencies have been adversely impacted. A potential devaluation of the local currencies of our international buyers relative to the U.S. dollar may impair the purchasing power of our international buyers and could cause international buyers to decrease their participation in our marketplaces or use of our products. Further, volatility in exchange rates resulting from Brexit is expected to continue in the short term as the United Kingdom finalizing its exit from the European Union. We translate sales and other results of our activities in the United Kingdom denominated in British pounds into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.  We incurred revenues in the United Kingdom of $1.5 million, $1.8 million and $1.1 million for the fiscal years ended March 31, 2020, 2019 and 2018, respectively. Finally, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which E.U. laws to replace or replicate, and those laws and regulations may be cumbersome, difficult or costly in terms of compliance. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

We rely on distributors to sell our products in some international markets and poor performance by a distributor could reduce our sales and harm our business.

We rely on distributors to market and sell our products in certain parts of Europe, Asia, South America and the Middle East. Many of these distributors have the exclusive right to distribute our products in their territory. We may hire distributors to market our products in additional international markets in the future. Our success in these markets will depend almost entirely upon the efforts of our distributors, over whom we have little or no control. If a distributor does not market and sell our products effectively and maintain a continued focus on the sale, distribution and support of our products up to our standards, we could lose sales and impair our ability to compete and introduce our technology in that market. From time to time, these distributors could decide to reduce their levels of inventory with regard to certain of our products due to various factors, which could have an adverse effect on our business depending on the extend of the distributor’s sales. Outbreaks of infectious diseases such as COVID-19 or similar diseases, may also create disruptions in our distribution networks, especially in foreign markets that are forced to implement extended quarantine measures due to a lack of treatment and/or testing resources. For more information, see “—A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely impact our business, our operations and our financial results.” We are subject to credit risk and foreign currency risk associated with shipments to our distributors and this could negatively impact our financial condition and liquidity in the future.

The profitability we have achieved in recent years may not be indicative of our ability to sustain profitability and it is possible that we may incur losses from operations in future periods.

We recognized net income of $203.0 million, $259.0 million and $112.2 million for the fiscal years ended March 31, 2020, 2019 and 2018, respectively. The profitability we achieved in recent years may not be indicative of our ability to sustain future profitability and it is possible that we may incur losses from operations or net losses in future periods. Any losses incurred in the future may result primarily from, among other things:

•	changes in demand for our products;
•	the recent expansion of our global distribution network;
•	investments in new markets such as Japan;
•	ongoing product and clinical development;
•	costs related to new business development initiatives, such as potential acquisitions of new businesses;
•	legal expenses related to patent and other matters, such as the Maquet dispute and shareholder actions;
•

costs associated with hiring additional personnel, performing clinical trials, continuing our research and development relating to our products under development, seeking regulatory approvals and, if we receive these approvals, commencing commercial manufacturing and marketing activities;

•	expanded marketing initiatives, particularly with recent PMAs in the U.S.;
•	income and other related taxes;
•	increase in stock-based compensation as we hire new employees and our stock prices has continued or could expect to continue to increase in the future;
•	significant disruption to and volatility in national, regional and local economies and markets and our internal operations caused by pandemics;
•	significant expenditures necessary to market and manufacture in commercial quantities our approved circulatory care products;
•	difficulty in forecasting these expenditures;
•	the scope, scale and duration of the impact of the COVID-19 pandemic; and
•	a prolonged downturn in global economic conditions, including as a result of the COVID-19 pandemic.

Our operating results may fluctuate unpredictably.

Historically, our annual and quarterly operating results have fluctuated widely and we expect these fluctuations to continue. Among the factors that may cause our operating results to fluctuate are:

•	timing of customer orders and deliveries;

•	seasonality of sales in the U.S., European and Japanese markets, where summer vacation schedules normally result in fewer medical procedures during the first half of our fiscal year;
•	competitive changes, such as price changes or new product introductions that we or our competitors may make;
•	announcements by the FDA relating to our products and their impact on market perception of our product, including short-term impact;
•	reputational risk relating to customer reviews of our products;
•	the impact of additional investments to expand manufacturing capacity on cost of product sales;
•	the timing of regulatory actions, such as product approvals or recalls;
•	costs we incur in developing and testing our Impella heart pumps and other products;
•	the impact of adverse data or the perception of adverse data relating to our products and technology among the medical community;
•	costs we incur in anticipation of future sales, such as inventory purchases, expansion of manufacturing facilities, or establishment of international sales offices;
•	additional taxes;
•	the impact and timing of equity awards on stock-based compensation;
•	timing of certain marketing programs and events;
•

availability of physicians to use our products, as there are seasonal impacts, due to physician vacations or training events that limit their ability to be in the hospital to perform procedures that involve our products;

•	the impact of any businesses or technologies we may acquire in the future;
•	economic conditions in the healthcare industry;
•	gains or losses on our portfolio investments, such as Shockwave Medical;
•	efforts by governments, insurance companies and others to contain healthcare costs, including changes to reimbursement policies;
•	the impact of the adoption of certain accounting standards;
•	clinical trial results that reveal disadvantages of our products for various markets we address, or otherwise unfavorable or inconsistent data about our products; and
•	the impact of a pandemic, epidemic or outbreak of an infectious disease, such as the ongoing COVID-19 outbreak, on our and our customers’ ability to operate to full capacity.

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

If we undergo an “ownership change” for U.S. federal income tax purposes, our ability to utilize net operating loss carry-forwards from prior years to reduce taxable income in future tax years might be limited by the Internal Revenue Code, either by limiting the amount of net operating losses that can be utilized to offset taxable income in a given year, or in total over the entire carry-forward period. Certain changes in the ownership of our common stock may result in an ownership change sufficient to limit the availability of our net operating losses. Net operating losses, foreign tax credits and research and development credits have expiry dates in the U.S. and the ability to fully utilize them will be dependent upon generating taxable income in the future. The potential benefits of net operating losses and other carryforwards may be limited as a result of examinations and audits by the IRS and other taxing authorities. We also have net operating loss carry-forwards in other countries outside of the U.S. and our ability to use those losses in the future to offset taxable income could be limited by tax regulations in those countries.

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

Additionally, the Organization for Economic Co-operation and Development (OECD), the European Commission (EC) and individual taxing jurisdictions where we and our affiliates do business have recently focused on issues related to the taxation of multinational corporations. The OECD has released its comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. In addition, the OECD, the EC and individual countries are examining changes to how taxing rights should be allocated among countries considering the digital economy. As a result, the tax laws in the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis and any such changes could materially adversely affect our business

The U.S. Treasury Department, the Internal Revenue Service and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Reform Act will be applied or otherwise administered that is different from our interpretation. Foreign governments may enact tax laws in response to the Tax Reform Act that could result in further changes to global taxation and materially affect our financial position and results of operations. The calculation of tax exposures involves the application of complex tax laws and regulations in many jurisdictions and there can be no assurance that we will accurately predict the ultimate outcomes of these tax estimates or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related estimates of our tax provision.  The uncertainty surrounding the effect of the reforms on our financial results and business could also weaken confidence among investors in our financial condition. This could, in turn, have a materially adverse effect on the price of our common stock.

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

We own patents, trademarks, trade secrets, copyrights and other intellectual property and know-how that we believe give us a competitive advantage. If we cannot protect our intellectual property, both domestically and internationally, and develop or otherwise acquire additional intellectual property, competition could force us to lower our prices, which could hurt our profitability.

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

For a discussion of our material legal proceedings, including those related to patent matters, as of March 31, 2020, see “Note 13. Commitment and Contingencies – Contingencies” to our consolidated financial statements in this report, which is incorporated by reference into this item.

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

Quality issues may result in inventory write-downs and other costs.

Government regulations require us to track materials used in the manufacture of our products, so that if an issue is identified in one product it can be traced to other products that may have the same issue. An identified quality issues may require reworking or scrapping related inventory and/or recalling previous shipments. Because a malfunction in our products can possibly be life-threatening, we may be required to recall and replace, free of charge, products already in the marketplace. Any quality issue could cause us to incur significant expenses, lead to significant write-offs of inventory, injure our reputation and harm our business and financial results.

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

HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA. For instance, the California Consumer Privacy Act, or the CCPA, which grants expanded rights to access and delete personal information and opt out of certain personal information sharing, among other things, became effective on January 1, 2020.

The GDPR is a comprehensive update to the data protection regime in the European Economic Area that was effective beginning in fiscal 2019. The GDPR imposes new requirements relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data, and notifications in the event of data breaches and use of third party processors.  Penalties for violations of the GDPR can be as high as the greater of €20 million or 4% of worldwide gross revenue.

We are also subject to laws and regulations with respect to cross‑border transfers of such data out of certain jurisdictions in which we operate, including the EU. If we are unable to transfer data between and among countries and regions in which we operate, it could affect the manner in which we provide our services or adversely affect our financial results.

Due to the geographic scope of our operations, HIPAA, the CCPA, the GDPR and other privacy and security-related laws and regulations, which are currently in effect or may come into effect, may increase our responsibility and liability in relation to personal data that we process. We may in turn be required to put in place additional mechanisms ensuring compliance with privacy laws and regulations. If we or any of our service providers are found to be in violation of the promulgated patient privacy rules under various regimes, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results.

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

We have experienced and expect to continue to experience actual or attempted cyber-attacks of our IT systems or networks. To date, none of these actual or attempted cyber-attacks has had a material effect on our operations or financial condition. While we devote significant resources to network security, data encryption and other security measures to protect our systems and data, including our own proprietary information and the confidential and personally identifiable information of our customers, employees, business partners and patients, these measures cannot provide absolute security. The costs to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful, resulting potentially in the theft, loss, destruction or corruption of information we store electronically, as well as unexpected interruptions, delays or cessation of service, any of which could cause harm to our business operations. Moreover, if a computer security breach or cyber-attack affects our systems or results in the unauthorized release of proprietary or personally identifiable information, our reputation could be materially damaged, our customer confidence could be diminished, and our operations, including technical support for our devices, could be impaired. We would also be exposed to a risk of loss or litigation and potential liability, which could have a material adverse effect on our business, results of operations and financial condition. Any of these may contribute to the loss of customers and have a material adverse effect on our business.

If we acquire other companies or businesses, we will be subject to risks that could hurt our business.

We may pursue acquisitions to obtain complementary businesses, products or technologies. Any such acquisition may not produce the revenues, earnings or business synergies that we anticipate. An acquired business, product, or technology might not perform as we expect. Our management could spend a significant amount of time, effort and money in identifying, pursuing and completing the acquisition. If we complete an acquisition, we may encounter significant difficulties and incur sizable expenses in integrating the operations and personnel of the acquired company into our operations. For more information on the acquisition agreement that we signed in April 2020 for the acquisition of Breethe, Inc., or Breethe, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisition of Breethe, Inc.” We may lose the services of key employees of the acquired company and we may make changes in management that impair the acquired company’s relationships with its legacy employees, vendors and customers. Furthermore, we may acquire development-stage companies that are not yet profitable, that require continued investment or become subject to events that could impair the value of our investment, which could decrease our future earnings. We may also assume significant liabilities in such a transaction.

Any of these outcomes could prevent us from realizing the anticipated benefits of an acquisition. To pay for an acquisition, we might use stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use stock, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity would be reduced.

If we include future milestones as part of the potential purchase price of an acquisition, then we will have to estimate the value of these milestones each reporting period and any changes underlying these estimates with respect to expected timing or valuation of these milestones could have a volatile impact on our earnings. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation— Acquisition of Breethe, Inc.” regarding the milestone payments under our signed with Breethe. We periodically make investments in medical device companies that focus on heart failure and heart pumps and other medical device technologies.  The aggregate carrying amount of our portfolio of investments in medical device companies was $38.7 million and $24.6 million at March 31, 2020 and 2019, respectively, and is classified within other assets in the consolidated balance sheets.

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

Environmental and health safety laws, including recent environmental regulatory action regarding medical device sterilization facilities, may result in liabilities, expenses and restrictions on our operations.

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

Recent environmental regulatory action regarding medical device sterilization may adversely impact us in the ways described above, although the outcome of this action currently remains uncertain. Many of our products require sterilization prior to sale, and we contract with third-party sterilizers to perform this service, including ethylene oxide sterilizers. In November 2019, the U.S. Environmental Protection Agency, or the EPA, proposed amendments to national emissions standards to reduce hazardous air pollutants, including emissions of ethylene oxide, by adding requirements for process vents, storage tanks and equipment in ethylene oxide service. Additional regulation to address ethylene oxide emissions at sterilization facilities is expected, including revisions to the EPA’s national emissions standards for such facilities. In addition, throughout the end of 2019 and the beginning of 2020, state agencies shut down and/or temporarily suspended operations at ethylene oxide sterilization facilities in Illinois, Michigan and Georgia. During the ongoing COVID-19 pandemic, the EPA stated that it will continue to coordinate with state and local air agencies that have been working to reduce ethylene oxide emissions in their jurisdictions. However, certain of the previously-shut down facilities have been permitted to resume certain operations due to increased emissions controls and/or the need to sterilize protective equipment during the pandemic. In addition, although the EPA’s Office of Inspector General released a report in March 2020 recommending that the EPA provide residents in all communities near 25 high-priority ethylene oxide-emitting facilities with a forum with the EPA or state personnel regarding exposure to ethylene oxide, the EPA Administrator immediately critiqued the report and requested that it be rescinded for appropriate revision. The FDA has also voiced concerns that shutdowns may diminish the supply of available sterilization facilities and cause medical device shortages.

It is currently uncertain to what extent facilities that resumed operations in response to the COVID-19 pandemic will be shut down again for environmental concerns, or whether any shut-down facilities will reopen or other facilities will be required to shut down. While the sterilization facilities previously or currently shut down or suspended do not sterilize our products and are not otherwise in our supply chain, and our suppliers are not affected directly by these recent regulatory actions, increased scrutiny and regulation of ethylene oxide sterilization facilities in the U.S. could create additional costs for our suppliers, who may be required to take steps with respect to their sterilization processes. These costs could, in turn, be passed on to us and adversely affect our business. Also, to the extent we or our contract sterilizers are unable to sterilize our products, whether due to these regulatory or other constraints (such as capacity or availability of materials for sterilization), we may be unable to transition to other contract sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner, or at all. This failure to transition our processes due to decreased third-party sterilization capacity could have a materially adverse impact on our results of operations and financial condition.

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

Consolidation in the healthcare industry could lead to demands for price concessions, which could have an adverse effect on our business, results of operations or financial condition.

Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payers to curb these costs have resulted in a consolidation trend in the healthcare industry to aggregate purchasing power. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and will continue to become more intense. This in turn has resulted and will likely continue to result in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions for hospitals. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may reduce competition, exert further downward pressure on the prices of our products and may adversely impact our business, results of operations or financial condition.

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

The market price of our common stock has fluctuated widely and may continue to do so. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

•	variations in our quarterly results of operations;

•	status of regulatory approvals for our products;

•	announcements by the FDA relating to our products and their impact on market perception of our product, including short-term impact;

•	reputational risk relating to customer reviews of our products;

•	introduction of new products by us or our competitors;

•	acquisitions or strategic alliances involving us or our competitors;

•	changes in healthcare policy or third-party reimbursement practices;

•	changes in estimates of our performance or recommendations by securities analysts;

•	the hiring or departure of key personnel;

•	results of clinical trials of our products;

•	notice of a recall or other safety issue that impacts the ability for customers to use our products;

•	future sales of shares of common stock in the public market;

•	the outcome of currently pending litigation and governmental investigations, or the initiation of additional litigation or government investigations against us;

•	and market conditions in the industry, particularly around reimbursement for our products and the economy as a whole.

In addition, the stock market in general and the market for shares of medical device companies in particular have experienced extreme price and volume fluctuations in recent years. These fluctuations are often unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities class action litigation against that company. see “Note 13. Commitment and Contingencies” to our consolidated financial statements in this report, which is incorporated by reference into this item.

We are generally obliged under our bylaws, to the extent permitted under Delaware law, to indemnify our current and former officers who are named as defendants in these types of lawsuits.  While a certain amount of insurance coverage is available for expenses or losses associated with these lawsuits, this coverage may not be sufficient.  Based on information currently available, we are unable to estimate reasonably a possible loss or range of possible losses, if any, with regard to the securities class action and shareholder derivative litigation; therefore, no litigation reserve has been recorded in our consolidated balance sheet.  Although we plan to defend against the securities class action and shareholder derivative litigation vigorously, there can be no assurances that a favorable final outcome will be obtained.  This litigation and other future litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate offices are located in Danvers, Massachusetts. The locations and uses of our major properties as of March 31, 2020, are listed below:

Location		Function
Danvers, Massachusetts (22 Cherry Hill Drive)	(1)	Corporate headquarters, research and development, regulatory and clinical affairs, manufacturing, administration, marketing, distribution
Danvers, Massachusetts (24 - 42 Cherry Hill Drive)	(2)	Research and development, distribution, manufacturing, administration
Aachen, Germany	(1)	Research and development, regulatory and clinical affairs, manufacturing, administration, marketing, distribution
Berlin, Germany	(2)	Research and development
Tokyo, Japan	(2)	Administration, regulatory and clinical affairs, marketing, distribution

(1)	Owned properties
(2)	Leased properties

We believe our properties have been well maintained, are in good operating condition, and provide adequate capacity to support our business operations.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. For a discussion of our material legal proceedings as of March 31, 2020, see “Note 13. Commitment and Contingencies – Contingencies,” which is incorporated by reference into this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “ABMD.”

Stockholders

As of May 12, 2020, we had approximately 397 holders of record of our common stock, including Cede & Co., the nominee of the Depository Trust Company. The number of record holders may not be representative of the number of beneficial owners of our common stock, whose shares are held in street name by banks, brokers and other nominees.

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

Issuer Purchases of Equity Securities

On August 1, 2019, our Board of Directors authorized and announced a stock repurchase program of up to $200 million of shares of our common stock. Under this stock repurchase program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time. We have funded the stock repurchase program with our available cash and marketable securities.  During the year ended March 31, 2020, we have repurchased a total of 465,687 shares for $84.9 million under this stock repurchase program in open market purchases. The remaining authorization under the stock repurchase program was $115.1 million as of March 31, 2020.

The following table provides information about our repurchases of shares of our common stock during the quarter ended March 31, 2020. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value Maximum of Shares that May Yet Be Purchased Under the Plans or Programs (in $000's) (2)
January 1-31, 2020	56,021	178.88	56,021	130,101
February 1-29, 2020	62,840	168.82	62,840	119,492
March 1-31, 2020	28,465	153.63	28,465	115,119
Total	147,326	$169.71	147,326	$115,119

(1)	Our policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date.
(2)	Represents the approximate dollar value of shares that could have been purchased at the end of the month.

Performance Graph

The following graph compares the yearly change in the cumulative total stockholder return for our last five full fiscal years, based upon the market price of our common stock, with the cumulative total return on a NASDAQ Composite Index (U.S. Companies) and a peer group, the NASDAQ Medical Equipment-SIC Code 3840-3849 Index, which is comprised of medical equipment companies, for that period. The performance graph assumes the investment of $100 on March 31, 2015 in our common stock, the NASDAQ Composite Index (U.S. Companies) and the peer group index, and the reinvestment of any and all dividends.

	Cumulative Total Return ($)
	3/31/2015	3/31/2016	3/31/2017	3/31/2018	3/31/2019	3/31/2020
ABIOMED, Inc.	100	132	175	407	399	203
Nasdaq Composite Index	100	99	121	144	158	157
Nasdaq Medical Equipment SIC Code 3840-3849	100	100	97	100	109	84

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

The following tables set forth, for the periods and at the dates indicated, our selected historical consolidated financial data. We have derived the selected consolidated financial data for the years ended March 31, 2020, 2019 and 2018 and as of March 31, 2020 and 2019, from our audited consolidated financial statements appearing elsewhere in this report. We have derived the selected consolidated financial data for the years ended March 31, 2017 and 2016, and as of March 31, 2018, 2017 and 2016 from our consolidated financial statements not appearing elsewhere in this report. Our historical results are not necessarily indicative of the results we may achieve in any future period. You should read the following information together with the more detailed information contained in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes appearing elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

	Fiscal Years Ended March 31,
Statement of Operations Data:	2020	2019	2018	2017	2016
Revenue	$840,883	$769,432	$593,749	$445,304	$329,543

Costs and expenses:
Cost of revenue	151,305	129,567	98,581	70,627	50,419
Research and development	98,759	93,503	75,297	66,386	49,759
Selling, general and administrative	341,600	321,550	262,734	218,153	164,261
	591,664	544,620	436,612	355,166	264,439
Income from operations	249,219	224,812	157,137	90,138	65,104
Other income:
Investment income, net	12,167	8,166	3,688	1,554	395
Other (expense) income, net (1)	(4,561)	30,382	(388)	(349)	339
	7,606	38,548	3,300	1,205	734
Income before income taxes	256,825	263,360	160,437	91,343	65,838
Income tax provision (2)(3)	53,816	4,344	48,267	39,227	27,691
Net income	$203,009	$259,016	$112,170	$52,116	$38,147

Basic net income per share	$4.49	$5.77	$2.54	$1.21	$0.90
Basic weighted average shares outstanding	45,179	44,911	44,153	43,238	42,204

Diluted net income per share	$4.43	$5.61	$2.45	$1.17	$0.85
Diluted weighted average shares outstanding	45,816	46,151	45,849	44,658	44,895

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$650,911	$513,416	$399,751	$277,091	$213,053
Working capital	503,978	571,199	409,589	257,341	241,851
Total assets	1,216,462	1,054,346	786,375	550,414	423,931
Stockholders’ equity	1,065,466	936,890	689,524	452,071	368,775

(1)

In fiscal 2019, we invested $25.0 million in Shockwave Medical, a medical device company. The fair value of this investment as of March 31, 2020 was $55.7 million and we recognized a pre-tax loss of $0.5 million for the year ended March 31, 2020 and a pre-tax gain of $32.0 million for the year ended March 31, 2019 in other (expense) income, net.

(2)

The Tax Reform Act, among other items, reduced the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018.  During the year ended March 31, 2018, we recorded tax expense adjustments for $21.4 million related to the revaluation of its deferred taxes due to a reduction of the U.S. federal statutory corporate income tax rate.

(3)

In fiscal 2018, we adopted ASU 2016-09 which requires that all excess tax benefits and tax deficiencies related share-based compensation arrangements be recognized as income tax benefit or expense, instead of in stockholders’ equity as previous guidance required. The income tax provision for the years ended March 31, 2020, 2019 and 2018 included excess tax benefits of $14.8 million, $69.3 million and $31.0 million, respectively. These recognized excess tax benefits resulted from restricted stock units that vested or stock options that were exercised.

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

Our Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5 and Impella RP devices have FDA and CE Mark approval which allows us to market these devices in the U.S. and European Union. We expect to continue to make additional PMA supplement submissions for our Impella portfolio of devices for additional indications. Our Impella 2.5, Impella CP and Impella 5.0 devices have regulatory approval from the MHLW in Japan.

In April 2019, the FDA approved the initiation of the STEMI DTU pivotal randomized controlled trial. The prospective, multi-center, two-arm trial plans to enroll 668 patients undergoing treatment for a STEMI heart attack at up to 60 sites. Half the patients will be randomized to receive delayed reperfusion after 30 minutes of left ventricular unloading with the Impella CP. The other half will receive immediate reperfusion, the current standard of care. The trial will test the hypothesis that unloading the left ventricle for 30 minutes prior to reperfusion will reduce myocardial damage from a heart attack and lead to a reduction in future heart failure related events. The trial allows for an adaptive design, which permits adjustments to the study sample size after an interim analysis. We began the trial in the third quarter of fiscal 2020. However, in light of the ongoing COVID-19 pandemic and the related challenges presented to medical providers, we have temporarily paused the trial and plan to restart when physicians and hospitals have the ability to enroll patients and record clinical metrics. Once we resume, we estimate that it will take three to four years to complete enrollment.

In September 2019, the Impella 5.5 device received FDA pre-market approval for safety and efficacy in the therapy of cardiogenic shock for up to 14 days in the U.S. The Impella 5.5 pump was introduced in the U.S. through a controlled rollout at hospitals with established heart recovery protocols beginning in the third quarter of fiscal 2020. Impella 5.5 received CE marking approval in Europe in April 2018 and was introduced in Europe through a similar controlled rollout.

Acquisition of Breethe, Inc.

We acquired Breethe, Inc. (“Breethe”), a Maryland corporation, on April 24, 2020. Breethe is engaged in research and development of a novel extracorporeal membrane oxygenation (“ECMO”) system that we expect will complement and expand our product portfolio to more comprehensively serve the needs of patients whose lungs can no longer provide sufficient oxygenation, including some patients suffering from cardiogenic shock or respiratory failure, such as ARDS, H1N1, SARS, or COVID-19. ECMO has also been utilized as a primary method of oxygenation and hemodynamic support for pediatric patients. Breethe has submitted an application for 510(k) clearance with the FDA in January 2020 and we anticipate receiving regulatory approval in fiscal 2021. We acquired Breethe for $55.0 million in cash, with additional potential payouts up to a maximum of $55.0 million payable based on the achievement of certain technical, regulatory and commercial milestones. These milestone payments may be made, at our option, by a combination of cash or common stock.

COVID-19 Pandemic

In recent months, a new strain of coronavirus (“COVID-19”) has spread to many countries around the world and the outbreak has been declared a pandemic by the World Health Organization. The U.S. Secretary of Health and Human Services has also declared a public health emergency in the U.S. in response to the outbreak. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, have already created significant negative economic impacts on a global basis.

Due to these impacts and measures, we have experienced, and may continue to experience, significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of COVID-19. In addition, our customers may delay, cancel, or redirect planned purchases in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, beginning in mid-March 2020 and continuing into the first quarter of fiscal 2021, we experienced a significant decline in patient utilization in the U.S., Europe and Japan as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In addition, public health bodies have recommended delaying elective medical procedures during the COVID-19 pandemic, which may continue to negatively impact the usage of our products, including the number of Impella heart pump procedures. We may also experience delays in clinical trial enrollment or encounter interruption or delays in the operations of FDA or other regulatory authorities due to the COVID-19 pandemic, which may impact review and approval timelines. At the end of March 2020, we temporarily paused new enrollments in our active clinical trials in response to the COVID-19 response around the globe. The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, all of which are uncertain and cannot be predicted.

We have also taken proactive actions to mitigate the business impact of COVID-19 on our financial operations. These actions taken to date include a hold on most hiring, eliminating non-critical consultants, contractors, and temporary workers, reducing discretionary spending and implementing alternate work schedules for the Aachen and Danvers production teams. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Operating Officer have reduced their salaries by 100%, and vice presidents and directors have reduced their salaries by 50% and 20% respectively. The Board of Directors have also reduced their cash retainers by 50%. Non-director employees at Massachusetts and German headquarters have been requested to take a minimum of one-week furlough or unused vacation during the first quarter of fiscal 2021. Our commercial field team is also working on monthly operating plans to allow for flexibility and the potential to increase sequentially each week. We have instructed employees at many of our facilities to work from home on a temporary basis and have put in place travel restrictions. These actions are designed to preserve full-time jobs, preserve cash and retain the ability to ramp up quickly when demand returns, while at the same time continuing to invest in innovation. These cost actions are intended to last through the first quarter of fiscal 2021, but we will continue to monitor the environment and extend these actions, if necessary.

While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our revenues, operating results and operating cash flows for the first quarter of fiscal 2021 will be materially adversely impacted. We currently expect to see sequential quarterly improvement in the remainder of fiscal 2021 as elective medical procedures are expected to be rescheduled. Further cancellations or delays could materially adversely impact our revenues, financial results and may lead to an increase in allowances for doubtful accounts and impairment of certain other assets on our consolidated balance sheets. We cannot predict when elective medical procedures will resume, when symptomatic patients will return to the hospital or if our access to hospital sites will be limited, but we believe that the implementation of the cost reduction efforts we have imposed will help us mitigate the impact that reduced revenues may have on our fiscal 2021 operating results. We intend to continue to monitor the situation and may extend these actions if necessary.

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

Revenue Recognition

Effective April 1, 2018, we adopted ASU 2014-09, or Topic 606, “Revenue from Contracts with Customers.” For a discussion on the impact of this accounting policy adoption, including key accounting policy elections, see “Note 3. Revenue Recognition” to our consolidated financial statements in this report.

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

Income Taxes

Our provision for income taxes is composed of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and net operating loss carryforwards and tax credits using expected tax rates in effect in the years during which the differences are expected to reverse.

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

Other Investments

We periodically make investments in medical device companies that focus on heart failure and heart pumps and other medical device technologies. For investments in convertible debt or preferred stock securities that do not have readily determinable market values, we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. We monitor any events or changes in circumstances that may have a significant effect on the fair value of investments, either due to impairment or based on observable price changes, and make any necessary adjustments.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our consolidated financial statements in this report.

Results of Operations for the Fiscal Years Ended March 31, 2020 and March 31, 2019 (“fiscal 2020” and “fiscal 2019”)

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:

	Fiscal Years Ended March 31,
	2020	2019
Revenue	100.0%	100.0%
Costs and expenses as a percentage of total revenue:
Cost of revenue	18.0	16.8
Research and development	11.7	12.2
Selling, general and administrative	40.6	41.8
Total costs and expenses	70.4	70.8
Income from operations	29.6	29.2
Other income and income tax provision, net	5.5	(4.5)
Net income as a percentage of total revenue	24.1%	33.7%

Revenue

The following table disaggregates our revenue by products and services:

	Fiscal Years Ended March 31,
	2020	2019
	(in $000's)
Impella product revenue	$806,824	$741,699
Service and other revenue	34,059	27,733
Total revenue	$840,883	$769,432

The following table disaggregates our revenue by geographical location:

	Fiscal Years Ended March 31,
	2020	2019
	(in $000's)
U.S. revenue	$705,409	$665,082
International revenue	135,474	104,350
Total revenue	$840,883	$769,432

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5, Impella RP and Impella AIC product sales, and related accessories. Service and other revenue represents revenue earned on service maintenance contracts and preventative maintenance calls. The following is a discussion of our revenues for fiscal 2020.

Total Revenue

Total revenue for fiscal 2020 increased $71.5 million, or 9%, to $840.9 million from $769.4 million for fiscal 2019, driven by both our Impella product revenue and our service and other revenue, as further described below.

Impella Product Revenue

Impella product revenue for fiscal 2020 increased by $65.1 million, or 9%, to $806.8 million from $741.7 million for fiscal 2019. The increase in Impella product revenue was driven by increased device sales in the U.S., Europe and Japan, as we focus on increasing utilization of our disposable catheter products through continued investment in our field organization and physician training programs. U.S. Impella revenue for fiscal 2020 totaled $674.4 million, up 5% compared to $639.3 million in the prior fiscal year with U.S. patient usage of the Impella heart pumps up 6%.

Impella product revenue outside the U.S. for fiscal 2020 totaled $132.4 million for fiscal 2020, an increase of 29% compared to $102.4 million in the prior fiscal year. Impella product revenue outside of the U.S.  increased primarily due to higher utilization in Germany and our continued launch of Impella 2.5, Impella CP and Impella 5.0 in Japan.

Worldwide Impella heart pump revenue was impacted by lower patient utilization in the fourth quarter of fiscal 2020 due to the impact of the COVID-19 pandemic on elective medical procedures, surgeries and fewer patients seeking treatment at hospitals. Within the quarter ended March 31, 2020, we believe the COVID-19 negatively impacted Impella product revenue by approximately $17 million, primarily in the U.S. and Europe.

As the COVID-19 pandemic is expected to continue and cause strain on hospital resources, coupled with recommended deferrals of elective medical procedures, we expect procedures and system placements to be lower in the first quarter of fiscal 2021. We cannot reliably estimate the extent to which the COVID-19 pandemic will impact patient utilization and revenues of our products in the first quarter of fiscal 2021 and beyond. Our current expectation is to see sequential quarterly improvement in the remainder of fiscal 2021 as elective medical procedures are expected to be rescheduled.

Service and other revenue

Service and other revenue for fiscal 2020 increased by $6.4 million, or 23%, to $34.1 million from $27.7 million for fiscal 2019. The increase in service revenue was primarily due to an increase in preventative maintenance service contracts. We have expanded the number of Impella AIC consoles at many of our existing higher volume customer sites and continue to sell additional consoles to new customer sites in the U.S. We also had an increase in preventative maintenance service contracts in Europe and Japan. We expect service revenue to be consistent with recent history as most of these using sites in the U.S. have service contracts that normally have three-year terms

Costs and Expenses

Cost of Revenue

Cost of revenue for fiscal 2020 increased by $21.7 million, or 17%, to $151.3 million from $129.6 million for fiscal 2019. Gross margin was 82% for fiscal 2020 and 83% for fiscal 2019.

The increase in cost of product revenue and decrease in gross margin was primarily due to increased investment in direct labor and overhead as we expanded our manufacturing capacity in both of our manufacturing facilities in the U.S. and Germany, a higher proportion of revenue outside the U.S. and costs associated with our initial launch of Impella 5.5 and Impella CP SmartAssist and Impella Connect, which enlists optical sensor technology in our pumps.

We expect that our ongoing investment in manufacturing capacity and the expansion of our Impella SmartAssist and Impella Connect platform may decrease gross margin in the near future.

Research and Development Expenses

Research and development expenses for fiscal 2020 increased by $5.3 million, or 6%, to $98.8 million from $93.5 million for fiscal 2019. The increase in research and development expenses was primarily due to product development initiatives relating to our existing and pipeline products, such as optical sensor technology and the development of the Impella 5.5®, Impella XR Sheath™ and Impella ECP™ devices, the expansion of our engineering organization, increased clinical spending, including the STEMI DTU pivotal randomized controlled trial, and our continued focus on quality initiatives for our Impella products.

We expect research and development expenses to continue to increase as we continue to increase clinical spending related to our engineering initiatives to improve our existing products and develop new technologies and clinical studies, such as the STEMI DTU pivotal randomized controlled trial. Research and development expenses can fluctuate with project timing. For the potential impact of COVID-19 on our clinical trial enrollment, including a possible decrease in clinical testing, see “COVID-19 Pandemic.”

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2020 increased by $20.0 million, or 6%, to $341.6 million from $321.6 million for fiscal 2019. The increase in selling, general and administrative expenses was primarily due to the hiring of additional field sales and clinical personnel in the U.S., Germany and Japan, increased spending on marketing initiatives as we continue to educate physicians on the benefits to patients of hemodynamic support with our Impella products, and legal expenses related to ongoing patent litigation and other legal matters discussed in “Note 13. Commitments and Contingencies” in our consolidated financial statements.  This increase in selling, general and administrative expenses was partially offset by lower stock-based compensation expense due to a lower number of restricted stock units being granted and earned as discussed in “Note 11. Stock Award Plans and Stock-Based Compensation.”

Despite the challenges posed by COVID-19, we expect to continue to spend on sales and marketing activities, with particular investments in training and education initiatives to drive utilization of our Impella devices and recovery awareness for acute heart failure patients. We also expect to continue to incur legal expenses for the foreseeable future related to ongoing patent litigation, securities class action litigation and other legal matters discussed in “Note 13. Commitment and Contingencies” to our consolidated financial statements. For the impact of COVID-19 on our business, see “COVID-19 Pandemic.”

Operating Income

Operating income increased by $24.4 million, to $249.2 million for fiscal 2020, compared to $224.8 million for fiscal 2019. Operating margin was 29.6% for fiscal 2020 compared to 29.2% for fiscal 2019. The increase in operating margin was primarily due to lower stock compensation expense in fiscal 2020. For the impact of COVID-19 on our business, see “COVID-19 Pandemic.”

Other (Expense) Income, net

Other (expense) income, net decreased by $30.9 million, to $7.6 million for fiscal 2020, compared to $38.5 million for fiscal 2019. This decrease was primarily due to the recognition of a $0.5 million loss from our investment in Shockwave Medical in fiscal 2020 compared to a $31.2 million gain in fiscal 2019. We also recorded change in fair value on our investments in other private medical device companies of $4.7 million and $1.0 million for fiscal 2020 and fiscal 2019, respectively.

Income Tax Provision

The income tax provision increased by $49.5 million to $53.8 million for fiscal 2020, compared to $4.3 million for fiscal 2019. Our effective income tax rate was 21.0% in fiscal 2020, and 1.6% in fiscal 2019. The increase in the income tax provision and the effective tax rate for fiscal 2020 were primarily driven by $14.8 million in excess tax benefits in fiscal 2020, compared to $69.3 million excess tax benefits in fiscal 2019.

Net Income

In fiscal 2020, we recognized net income of $203.0 million, or $4.49 per basic share and $4.43 per diluted share. Net income in fiscal 2020 included excess tax benefits related to stock-based awards of $14.8 million, or $0.33 per basic share and $0.32 per diluted share, and a $0.4 million loss, net of tax, related to our investment in Shockwave Medical.

In fiscal 2019, we recognized net income of $259.0 million, or $5.77 per basic share and $5.61 per diluted share. Net income in fiscal 2019 included excess tax benefits related to stock-based awards of $69.3 million, or $1.54 per basic share and $1.50 per diluted share, and a $23.6 million gain, net of tax, or $0.53 per basic and $0.51 per diluted share, related to our investment in Shockwave Medical.

Results of Operations for the Fiscal Years Ended March 31, 2019 and March 31, 2018

For a comparison of our results of operations for the fiscal years ended March 31, 2019 and March 31, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on May 23, 2019, which comparative information is incorporated by reference in this report.

Liquidity and Capital Resources

At March 31, 2020, our total cash, cash equivalents, and short and long-term marketable securities totaled $650.9 million, an increase of $137.5 million compared to $513.4 million at March 31, 2019. The change in our cash, cash equivalents, and short and long-term marketable securities was primarily due to positive cash flows from operations, offset by cash used for investments in property, equipment and other investments, and cash used for financing activities related to equity activity.

A summary of our cash flow activities is as follows:

	For the Year Ended March 31,
	2020	2019
Net cash provided by operating activities	$314,920	$252,197
Net cash used for investing activities	(125,455)	(116,455)
Net cash used for financing activities	(117,715)	(55,775)
Effect of exchange rate changes on cash	(430)	(1,921)
Net increase in cash and cash equivalents	$71,320	$78,046

For a discussion of our liquidity and capital resources as of and our cash flow activities for the fiscal year ended March 31, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 23, 2019, which is incorporated by reference in this report.

Cash Provided by Operating Activities

For the year ended March 31, 2020, cash provided by operating activities consisted of net income of $203.0 million, adjusted for non-cash items of $103.9 million plus cash from working capital of $8.0 million. Adjustments for non-cash items consisted primarily of $39.8 million of stock-based compensation expense, a change in fair value of our investments in Shockwave Medical and other private medical technology companies of $5.2 million, a $33.0 million change in our deferred tax provision, $20.4 million of depreciation and amortization expense, $4.2 million in inventory write-downs and a change in fair value of contingent consideration of $0.6 million. The increase in cash from changes in working capital included a $13.2 million increase in inventory to support demand for our Impella devices offset by a $5.6 million decrease in accounts receivable associated with collections activity and a $18.3 million increase in accounts payable and accrued expenses and a $2.8 million increase in deferred revenue.

For the year ended March 31, 2019, cash provided by operating activities consisted of net income of $259.0 million, adjusted for non-cash items of $32.0 million less cash used in working capital of $38.8 million. Adjustments for non-cash items consisted primarily of $54.5 million of stock-based compensation expense, a change in fair value of our investments in Shockwave and other private medical technology companies of $30.2 million, a $7.7 million change in our deferred tax provision, $14.1 million of depreciation and amortization expense, $4.3 million in inventory and other write-downs and a change in fair value of contingent consideration of $0.9 million. The decrease in cash from changes in working capital included a $22.0 million increase in accounts receivable associated with higher revenues and a $37.2 million increase in inventory to support demand for our Impella devices offset by a $21.4 million increase in accounts payable and accrued expenses and a $1.5 million increase in deferred revenue.

Cash Used for Investing Activities

For the year ended March 31, 2020, net cash used for investing activities included $60.5 million in purchases (net of maturities) of marketable securities and other and $44.0 million for the purchase of property and equipment mostly related to the expansion of manufacturing capacity and office space and research and development facilities in Danvers and Aachen and investments in information systems. We also made $21.0 million of investments in medical technology companies and intangible assets during fiscal 2020.

For the year ended March 31, 2019, net cash used for investing activities included $29.7 million in purchases (net of maturities) of marketable securities and other and $44.0 million for the purchase of property and equipment mostly related to the expansion of manufacturing capacity and office space and research and development facilities in Danvers and Aachen and investments in information systems. We also made $42.7 million of investments in medical technology companies and intangible assets during fiscal 2019.

Capital expenditures for fiscal 2021 are estimated to range from $30 million to $50 million, including, as part of long-term development of our business, additional capital expenditures for manufacturing capacity and building expansions in our Danvers and Aachen facilities and information systems development projects.

Cash Used for Financing Activities

For the year ended March 31, 2020, net cash used for financing activities included $84.9 million for the repurchase of our common stock and $41.7 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards. These amounts were offset by $3.7 million in proceeds from the exercise of stock options and $5.1 million in proceeds from the issuance of stock under the employee stock purchase plan.

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

Operating Capital and Liquidity Requirements

Our sources of cash liquidity are primarily from existing cash and cash equivalents, marketable securities and cash flows from operations. At March 31, 2020, our total cash, cash equivalents, and short and long-term marketable securities totaled $650.9 million, an increase of $137.5 million compared to $513.4 million at March 31, 2019. Marketable securities at March 31, 2020 consisted of $458.6 million held in funds that invest in U.S. Treasury securities, government-backed securities, corporate debt securities and commercial paper. We generated operating cash flow of $314.9 million and $252.2 million for fiscal 2020 and 2019, respectively. At March 31, 2020, we had no debt outstanding. We believe that our sources of liquidity are sufficient to fund the current requirements of working capital, capital expenditures, and other financial commitments for at least the next twelve months.

Our primary liquidity requirements are to fund the following: expansion of our commercial and operational infrastructures; expansion of our manufacturing capacity and office space; the procurement and production of inventory to meet customer demand for our Impella devices; creation of new product and business development initiatives, such as the acquisition of Breethe; ongoing commercial launch in Japan and expansion into potential new markets; expansion of the utilization of Impella Connect; increased clinical spending; legal expenses related to ongoing patent litigation and other legal matters; stock repurchases, as discussed in “Note 10. Stockholders’ Equity – Stock Repurchase Program,” and payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards and provide for general working capital needs. To date, we have primarily funded our operations through product sales and the sale of equity securities.

Our liquidity is influenced by our ability to sell our products in a competitive industry and our customers’ ability to pay for our products. Factors that may affect liquidity primarily include our ability to penetrate the market for our products, our ability to maintain or reduce the length of the selling cycle for our products, our capital expenditures, and our ability to collect cash from customers after our products are sold. We also expect to continue to incur legal expenses for the foreseeable future related to ongoing patent litigation and other legal matters. We continue to review our short-term and long-term cash needs on a regular basis.

As a result of the COVID-19 pandemic, as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19 Pandemic,” we have taken proactive actions to mitigate the business impact of COVID-19 on our financial operations. These actions taken to date include a hold on most hiring, eliminating non-critical consultants, contractors, and temporary workers, reducing discretionary spending and implementing alternate work schedules for the Aachen and Danvers production teams. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Operating Officer have reduced their salaries by 100%, and vice presidents and directors have reduced their salaries by 50% and 20% respectively. The Board of Directors have also reduced their cash retainers by 50%. Non-director employees at Massachusetts and German headquarters have been requested to take a minimum of one-week furlough or unused vacation during the first quarter of fiscal 2021. Our commercial field team is also working on monthly operating plans to allow for flexibility and the potential to increase sequentially each week. We have instructed employees at many of our facilities to work from home on a temporary basis and have put in place travel restrictions. These actions are designed to preserve full-time jobs, preserve cash and retain the ability to ramp up quickly when demand returns, while at the same time continuing to invest in innovation. These cost actions are intended to last through the first quarter of fiscal 2021, but we will continue to monitor the environment and extend these actions, if necessary.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third-party obligations during the periods presented. An “off-balance sheet arrangement” generally entails a transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Contractual Obligations and Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

The following table summarizes our contractual obligations at March 31, 2020 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Maturities of Payments Due (in $000’s)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease commitments (1)	$13,436	4,047	4,432	2,969	1,988
Contractual obligations (2)	679	629	50	—	—
Total obligations	$14,115	4,676	4,482	2,969	1,988

(1)	See “Note 13 Commitments and Contingencies” to our consolidated financial statements in this report for disclosures related to our operating lease obligations.
(2)	Contractual obligations represent future cash commitments under agreements with third parties, primarily for marketing and advertising arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business and financial results are affected by fluctuations in world financial markets, including changes in currency exchange rates and interest rates. We manage these risks through a combination of normal operating and financing activities.

Investment and Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities portfolio. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of U.S. government and agency securities, corporate debt securities and commercial paper. The market value of our marketable securities may decline if current market interest rates rise. The fair value on marketable securities as of March 31, 2020 was $458.6 million. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2020, we believe the decline in fair market value of our investment portfolio would be immaterial. Our marketable securities are recorded at fair value, and gains or losses from these securities are recognized as they occur. Any such declines would only result in a realized loss if we choose or are forced to sell the investments before their respective scheduled maturities, which we currently do not anticipate.

Foreign Currency Exchange Rate Risk

We have foreign currency exposure to exchange rate fluctuations and particularly with respect to the Euro, British pound sterling, Japanese yen, Singapore dollar and Australian dollar. Therefore, our investment in our subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of stockholders’ equity. If foreign exchange rates for our international subsidiaries were to have depreciated immediately and uniformly by 10% relative to the U.S. dollar from levels as of March 31, 2020, the result would have been a reduction of stockholders’ equity of approximately $20.5 million.

As discussed in “Note 4. Financial Instruments” to our consolidated financial statements, we have an intercompany agreement with our German subsidiary, Abiomed Europe GMBH. In conjunction with this intercompany loan agreement, we entered into a cross-currency swap agreement to convert the Euro denominated intercompany loan into U.S. dollars. The objective of this cross-currency swap is to hedge the variability of cash flows related to the forecasted interest and principal payments on the Euro denominated fixed rate loan against changes in the exchange rate between the U.S. dollar and the Euro. We use such a foreign-exchange-related derivative instrument to manage our exposure related to changes in the exchange rate on our intercompany loan. We do not enter into derivative instruments for any purpose other than for the cash flow hedge described above.

Credit Risk

In the normal course of business, we provide credit to our customers in the health care industry, perform credit evaluations of these customers, and maintain allowances for potential credit losses, which have historically been adequate compared to actual losses. In fiscal 2020, we had no customers that represented 10% or more of our total revenue or accounts receivable. Credit is extended based on an evaluation of a customer’s historical financial condition and generally collateral is not required. Our history of credit losses has not been significant and we maintain an allowance for doubtful accounts based on our assessment of the collectability of accounts receivable. Accounts receivable are geographically dispersed, primarily throughout the U.S., as well as in Europe and other foreign countries where formal distributor agreements exist. Our exposure to credit losses may increase if our customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. Although we have historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables as our customer cash flows are impacted by their response to the COVID-19 pandemic and deferral of cardiac procedures.

Other Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our other investments. We periodically make investments in medical device companies that focus on heart failure and heart pump technologies.  We monitor any events or changes in circumstances that may have a significant effect on the fair value of our other investments, either due to impairment or based on observable price changes, and make any necessary adjustments. Should these companies experience a decline in financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments’ values may occur, resulting in unrealized or realized losses. In fiscal 2019, we invested $25.0 million in medical device company Shockwave Medical. The fair value of this investment as of March 31, 2020 was $55.7 million and we recognized a loss of $0.5 million in other (expense) income, net. Also included in other (expense) income is a change in fair value on portfolio investment of $4.7 million relating to certain of our investments in other private medical device companies. The aggregate carrying amount of our other investments was $38.7 million and $24.6 million at March 31, 2020 and 2019, respectively, and is classified within other assets on our consolidated balance sheets.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the fourth quarter of our fiscal year ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, beginning in mid-March 2020, certain of our employees began working remotely.  As a result of these changes to the working environment we have not identified any material changes in our internal control over financial reporting.  We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2020.

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

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements for the fiscal year ended March 31, 2020, included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report is set forth below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ABIOMED, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ABIOMED, Inc. and subsidiaries (the “Company”) as of March 31, 2020, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2020, of the Company and our report dated May 21, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management’s Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

May 21, 2020

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	The following financial statements are attached hereto.

(2)	Consolidated financial statement schedule

Information is contained within “Note 5. Accounts Receivable” to our consolidated financial statements in this report.

(3)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

2.1	Share Purchase Agreement for the acquisition of Impella Cardio Systems AG, dated April 26, 2005		8-K (File No. 001-09585)	May 16, 2005	2.1

2.2	Agreement on the Sale and Transfer of all shares in ECP Entwicklungsgellschaft mbH		8-K (File No. 001-09585)	July 7, 2014	2.1

2.3	Agreement on the Sale and Transfer of all shares in AIS GmbH Aachen Innovative Solutions		8-K (File No. 001-09585)	July 7, 2014	2.2

3.1	Restated Certificate of Incorporation		S-3	September 29, 1997	3.1

3.2	Amended & Restated By-Laws, as Amended and Restated February 4, 2020	X

3.3	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K (File No. 001-09585)	March 21, 2007	3.4

4.1P	Specimen Certificate of common stock		S-1	June 5, 1987	4.1

4.2	Description of Common Stock	X

10.1*P	Form – Indemnification Agreement for Directors and Officers		S-1	June 5, 1987	10.13

10.2*	Form – Employment, Nondisclosure and Non- Competition Agreement		10-K (File No. 001-09585)	May 24, 2018	10.28

10.3*	Form – Change of Control Agreement		8-K (File No. 001-09585)	August 18, 2008	10.4

10.4*	1988 Employee Stock Purchase Plan, as Amended and Restated February 5, 2019		10-K (File No. 001-09585)	May 23, 2019	10.6

10.5*	Second Amended & Restated 2015 Omnibus Incentive Plan		Sch. 14A (File No. 001-09585)	June 22, 2018	Appendix A

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.6*	Form –Time-Based RSU Agreement (Non-Employee Director) under the 2015 Omnibus Incentive Plan		10-Q (File No. 001-09585)	February 5, 2016	10.4

10.7*	Form – Time-Based RSU Agreement (Field Employee) under the 2015 Omnibus Incentive Plan		10-K (File No. 001-09585)	May 25, 2017	10.18

10.8*	Form – Performance-Based RSU Agreement (Employee) under the 2015 Omnibus Incentive Plan		10-K (File No. 001-09585)	May 25, 2017	10.19

10.9*	Form – Time-Based Stock Option Agreement (Employee) under the 2015 Omnibus Incentive Plan		10-K (File No. 001-09585)	May 25, 2017	10.43

10.10*	Form – Time-Based Stock Option Agreement (Non-Employee Director) under the 2015 Omnibus Incentive Plan		10-Q (File No. 001-09585)	February 5, 2016	10.7

10.11*	Employment Agreement – Michael R. Minogue dated April 5, 2004 (including Change in Control Agreement)		10-Q (File No. 001-09585)	August 9, 2004	10.10

10.12*	Amendment to Employment Agreement with Michael R. Minogue dated December 31, 2008		10-Q (File No. 001-09585)	February 9, 2009	10.3

10.13*	Amendment to Employment Agreement with Michael R. Minogue dated December 31, 2008		10-Q (File No. 001-09585)	February 9, 2009	10.4

10.14*	Offer letter with David Weber dated April 23, 2007		10-Q (File No. 001-09585)	August 9, 2007	10.1

10.15*	Offer letter with Todd A. Trapp dated March 30, 2018		10-K (File No. 001-09585)	May 24, 2018	10.43

10.16*	Change of Control Severance Agreement between ABIOMED, Inc. and Todd Trapp dated April 6, 2018		10-K (File No. 001-09585)	May 24, 2018	10.44

10.17*	Letter Agreement dated April 27, 2020 with Michael R. Minogue related to salary waiver	X

10.18*	Letter Agreement dated April 27, 2020 with David Weber related to salary waiver	X

10.19*	Letter Agreement dated April 27, 2020 with Executive Officers relates to salary reduction	X

10.20	Purchase and Sale Agreement dated as of December 9, 2015 between ABIOMED, Inc. and Thibeault Nominee Trust		10-Q (File No. 001-09585)	February 5, 2016	10.1

10.21	First Amendment to Purchase and Sale Agreement dated as of January 19, 2016 between ABIOMED, Inc. and Thibeault Nominee Trust		10-Q (File No. 001-09585)	February 5, 2016	10.2

10.22	Notice of Exercise of Option to Buy, dated September 12, 2017, Relating to Purchase and Sale Agreement between ABIOMED, Inc. and Thibeault Nominee Trust		10-Q (File No. 001-09585)	November 2, 2017	10.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.23	Lease agreement dated February 2, 2017 for property located at 24-42 Cherry Hill Drive, Danvers, Massachusetts		10-Q (File No. 001-09585)	February 6, 2018	10.1

10.24	Lease amendment – first amendment dated December 14, 2017, for property located at 24-42 Cherry Hill Drive, Danvers, Massachusetts		10-Q (File No. 001-09585)	February 6, 2018	10.2

10.25	Lease amendment – second amendment dated March 2, 2018, for property located at 24-42 Cherry Hill Drive, Danvers, Massachusetts		10-K (File No. 001-09585)	May 24, 2018	10.45

10.26	Lease amendment – fourth amendment dated July 23, 2018, for property located at 24-42 Cherry Hill Drive, Danvers, Massachusetts		10-Q (File No. 001-09585)	August 8, 2018	10.1

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm	X

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer.	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer	X

32.1	Section 1350 certification	X

101

The following financial information from the ABIOMED, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2020, formatted in inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2020 and 2019; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

		X

104*	Cover page from the ABIOMED, Inc. Annual Report on Form 10-K for the year ended March 31, 2020, formatted in iXBRL and contained in Exhibit 101	X

*	Management contract or compensatory plan, contract or arrangement.
P	Exhibit filed by paper

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABIOMED, Inc.

Dated: May 21, 2020	By	/s/ TODD A. TRAPP
Todd A. Trapp
Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL R. MINOGUE	Chairman, Director, President and Chief Executive Officer	May 21, 2020
Michael R. Minogue	(Principal Executive Officer)

/s/ TODD A. TRAPP	Vice President, Chief Financial Officer	May 21, 2020
Todd A. Trapp	(Principal Financial Officer and Principal Accounting Officer)

/s/ DOROTHY E. PUHY	Director	May 21, 2020
Dorothy E. Puhy

/s/ JEANNINE M. RIVET	Director	May 21, 2020
Jeannine M. Rivet

/s/ ERIC A. ROSE, M.D.	Director	May 21, 2020
Eric A. Rose, M.D.

/s/ MARTIN P. SUTTER	Director	May 21, 2020
Martin P. Sutter

/s/ PAUL G. THOMAS	Director	May 21, 2020
Paul G. Thomas

/s/ CHRIS D. VAN GORDER	Director	May 21, 2020
Chris D. Van Gorder

ABIOMED, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ABIOMED, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ABIOMED, Inc. and subsidiaries (the "Company") as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended     March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 21, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below arises from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of investments in medical device companies – Refer to Note 8, Goodwill, In-Process Research & Development and Other Assets – Other Assets

Critical Audit Matter Description

At March 31, 2020, included with the Company’s other non-current assets were $38.7 million of investments in privately-held medical device companies. As these investments do not have readily determinable market values, the Company has elected to measure these investments at cost less any impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment.

We identified the valuation of these investments as a critical audit matter because of the significant judgement management uses to estimate the investment value. Auditing the Company’s investments in privately-held companies is challenging due to the subjectivity in assessing whether observable price changes have occurred for investments that are identical or similar to the investment the Company holds, and in assessing whether an investment is impaired.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of investments in privately-held medical device companies included the following, among others:

•

We tested the effectiveness of internal controls over the assessment of whether an observable price change in an orderly transaction was for an identical or similar investment, and over the evaluation of whether investments were impaired.

•

We considered the appropriateness of the Company’s application of accounting policy, by obtaining and reviewing the Company’s analysis, and comparing to the requirements of accounting principles generally accepted in the United States.

•	We tested the mathematical accuracy of the Company’s calculation of the carrying value of privately-held investments, including consideration of any related impairments.

•

We evaluated, on a sample basis, the accounting conclusions reached by the Company as to whether any observable transactions had occurred that were identical or similar in nature through reading of the Company’s available financial and other information regarding the investee and through public searches for corroborating or contradictory information.  Further, for selected investments, we evaluated the Company’s impairment conclusions considering this internal and external information.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

May 21, 2020

We have served as the Company's auditor since fiscal 2007.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2020	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$192,341	$121,021
Short-term marketable securities	250,775	370,677
Accounts receivable, net	84,650	90,809
Inventories	90,088	80,942
Prepaid expenses and other current assets	18,009	13,748
Total current assets	635,863	677,197
Long-term marketable securities	207,795	21,718
Property and equipment, net	164,931	145,005
Goodwill	31,969	32,601
In-process research and development	14,913	15,208
Long-term deferred tax assets, net	43,336	77,502
Other assets	117,655	85,115
Total assets	$1,216,462	$1,054,346
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,774	$32,185
Accrued expenses	75,107	57,420
Deferred revenue	19,147	16,393
Other current liabilities	4,857	—
Total current liabilities	131,885	105,998
Other long-term liabilities	9,305	1,061
Contingent consideration	9,000	9,575
Long-term deferred tax liabilities	806	822
Total liabilities	150,996	117,456
Commitments and contingencies (Note 13)
Stockholders' equity:
Class B Preferred stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	451	451
Authorized - 100,000,000 shares; Issued - 47,542,061 shares at March 31, 2020 and 47,026,226 shares at March 31, 2019
Outstanding - 45,008,687 shares at March 31, 2020 and 45,122,985 shares at March 31, 2019
Additional paid in capital	739,133	690,507
Retained earnings	602,482	399,473
Treasury stock at cost - 2,533,374 shares at March 31, 2020 and 1,903,241 shares at March 31, 2019	(265,411)	(138,852)
Accumulated other comprehensive loss	(11,189)	(14,689)
Total stockholders' equity	1,065,466	936,890
Total liabilities and stockholders' equity	$1,216,462	$1,054,346

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Years Ended March 31,
	2020	2019	2018
Revenue	$840,883	$769,432	$593,749
Costs and expenses:
Cost of revenue	151,305	129,567	98,581
Research and development	98,759	93,503	75,297
Selling, general and administrative	341,600	321,550	262,734
	591,664	544,620	436,612
Income from operations	249,219	224,812	157,137
Other income:
Investment income, net	12,167	8,166	3,688
Other (expense) income, net	(4,561)	30,382	(388)
	7,606	38,548	3,300
Income before income taxes	256,825	263,360	160,437
Income tax provision	53,816	4,344	48,267
Net income	$203,009	$259,016	$112,170

Basic net income per share	$4.49	$5.77	$2.54
Basic weighted average shares outstanding	45,179	44,911	44,153

Diluted net income per share	$4.43	$5.61	$2.45
Diluted weighted average shares outstanding	45,816	46,151	45,849

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Years Ended March 31,
	2020	2019	2018
Net income	$203,009	$259,016	$112,170
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(1,832)	(11,431)	16,862
Unrealized gain on derivative instrument	3,999	—	—
Net unrealized gain (loss) on marketable securities	1,333	946	(460)
Other comprehensive income (loss)	3,500	(10,485)	16,402

Comprehensive income	$206,509	$248,531	$128,572

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, April 1, 2017	43,673,286	$437	1,575,995	$(46,763)	$565,962	$(46,959)	$(20,606)	$452,071
Cumulative effect of adoption of new accounting standard	-	-	-	-	1,835	75,246	-	77,081
Restricted stock units issued	371,940	4	-	-	(4)	-	-	-
Stock options exercised	459,777	5	-	-	9,298	-	-	9,303
Stock issued under employee stock purchase plan	19,286	-	-	-	2,394	-	-	2,394
Stock issued to directors	365	-	-	-	67	-	-	67
Return of common stock to pay withholding taxes on restricted stock	(149,317)	(2)	149,317	(20,315)	-	-	-	(20,317)
Stock compensation expense	-	-	-	-	40,353	-	-	40,353
Other comprehensive income	-	-	-	-	-	-	16,402	16,402
Net income	-	-	-	-	-	112,170	-	112,170
Balance, March 31, 2018	44,375,337	$444	1,725,312	$(67,078)	$619,905	$140,457	$(4,204)	$689,524
Restricted stock units issued	427,431	4	-	-	(4)	-	-	-
Stock options exercised	485,363	5	-	-	12,944	-	-	12,949
Stock issued under employee stock purchase plan	12,467	-	-	-	3,052	-	-	3,052
Stock issued to directors	316	-	-	-	116	-	-	116
Return of common stock to pay withholding taxes on restricted stock	(177,929)	(2)	177,929	(71,774)	-	-	-	(71,776)
Stock compensation expense	-	-	-	-	54,494	-	-	54,494
Other comprehensive loss	-	-	-	-	-	-	(10,485)	(10,485)
Net income	-	-	-	-	-	259,016	-	259,016
Balance, March 31, 2019	45,122,985	$451	1,903,241	$(138,852)	$690,507	$399,473	$(14,689)	$936,890
Restricted stock units issued	392,872	4	-	-	(4)	-	-	-
Stock options exercised	85,136	2	-	-	3,747	-	-	3,748
Stock issued under employee stock purchase plan	37,827	-	-	-	5,103	-	-	5,103
Return of common stock to pay withholding taxes on restricted stock	(164,446)	(2)	164,446	(41,685)	-	-	-	(41,687)
Stock compensation expense	-	-	-	-	39,781	-	-	39,781
Stock repurchase program	(465,687)	(5)	465,687	(84,874)				(84,879)
Other comprehensive income	-	-	-	-	-	-	3,500	3,500
Net income	-	-	-	-	-	203,009	-	203,009
Balance, March 31, 2020	45,008,687	$451	2,533,374	$(265,411)	$739,133	$602,482	$(11,189)	$1,065,466

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended March 31,
	2020	2019	2018
Operating activities:
Net income	$203,009	$259,016	$112,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,430	14,121	11,005
Bad debt expense	487	720	38
Stock-based compensation	39,781	54,494	40,353
Write-down of inventory and other	4,249	4,252	3,946
Accretion on marketable securities	(2,731)	(2,744)	—
Change in fair value of other investments	5,184	(30,161)	—
Deferred tax provision	32,953	(7,745)	42,624
Change in fair value of contingent consideration	(575)	(915)	1,337
Other non-cash operating activities	4,108	—	—
Changes in assets and liabilities:
Accounts receivable	5,551	(22,023)	(15,289)
Inventories	(13,237)	(37,181)	(15,686)
Prepaid expenses and other assets	(5,333)	(2,527)	(4,466)
Accounts payable	2,581	7,976	4,412
Accrued expenses and other liabilities	15,676	13,406	7,722
Deferred revenue	2,787	1,508	4,380
Net cash provided by operating activities	314,920	252,197	192,546
Investing activities:
Purchases of marketable securities	(611,280)	(361,602)	(325,408)
Proceeds from the sale and maturity of marketable securities and other	550,788	331,886	206,909
Purchases of other investments and intangible assets	(20,957)	(42,735)	(6,400)
Purchases of property and equipment	(44,006)	(44,004)	(55,863)
Net cash used for investing activities	(125,455)	(116,455)	(180,762)
Financing activities:
Proceeds from the exercise of stock options	3,748	12,949	9,303
Taxes paid related to net share settlement upon vesting of stock awards	(41,687)	(71,776)	(20,317)
Repurchase of common stock	(84,879)	—	—
Proceeds from the issuance of stock under employee stock purchase plan	5,103	3,052	2,394
Principal payments on capital lease obligation	—	—	(517)
Net cash used for financing activities	(117,715)	(55,775)	(9,137)
Effect of exchange rate changes on cash	(430)	(1,921)	1,288
Net increase in cash and cash equivalents	71,320	78,046	3,935
Cash and cash equivalents at beginning of year	121,021	42,975	39,040
Cash and cash equivalents at end of year	$192,341	$121,021	$42,975

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,685	$5,290	$4,641
Cash paid for interest on capital lease obligation	—	—	302
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses	2,977	4,787	3,338
Right-of-use assets obtained in exchange for lease liabilities	15,650	—

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

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is developing and information is rapidly evolving. In recent months, a new strain of coronavirus (“COVID-19”) has spread to many countries around the world and the outbreak has been declared a pandemic by the World Health Organization. The U.S. Secretary of Health and Human Services has also declared a public health emergency in the U.S. in response to the outbreak. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, have already created significant negative economic impacts on a global basis.

Due to these impacts and measures, the Company has experienced, and may continue to experience, significant and unpredictable reductions in the demand for its products as healthcare customers divert medical resources and priorities towards the treatment of COVID-19. In addition, the Company’s customers may delay, cancel, or redirect planned purchases in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, beginning in mid-March 2020 and continuing into the first quarter of fiscal 2021, the Company experienced a significant decline in patient utilization in the U.S. and Europe, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In addition, public health bodies have recommended delaying elective medical procedures during the COVID-19 pandemic, which may continue to negatively impact the usage of the Company’s products, including the number of Impella heart pump procedures. The Company may also experience delays in clinical trial enrollment or encounter interruption or delays in the operations of FDA or other regulatory authorities due to the COVID-19 pandemic, which may impact review and approval timelines. At the end of March 2020, the Company temporarily paused new enrollments in its active clinical trials in response to the COVID-19 response around the globe. The severity of the impact of the COVID-19 pandemic on its business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on its customers, all of which are uncertain and cannot be predicted.

While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, the Company expects that its revenues, operating results and operating cash flows for the first quarter of fiscal 2021 will be materially adversely impacted. The Company currently expects to see sequential quarterly improvement in the remainder of fiscal 2021 as elective medical procedures are expected to be rescheduled. Further cancellations or delays could materially adversely impact the Company’s revenues and financial results. The Company cannot predict when elective medical procedures will resume or when symptomatic patients will return to the hospital or if its access to hospital sites will be limited, but the Company believes that the implementation of the cost reduction efforts that it has imposed, as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

– COVID-19 Pandemic,” will help mitigate the impact that reduced revenues may have on its fiscal 2021 operating results. The Company intends to continue to monitor the situation and may extend these actions if necessary.

As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, collectability of receivables, realizability of inventory, property and equipment, goodwill, intangible and other long-lived assets, other investments, accrued expenses, stock-based compensation, income taxes including deferred tax assets and liabilities, contingencies and litigation. Provisions for depreciation are based on their estimated useful lives using the straight-line method. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions.

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

The Company’s marketable securities, consisting of U.S. Treasury securities, government-back securities, corporate debt securities, and commercial paper, are classified as available-for-sale securities and, accordingly, are recorded at fair value. The difference between amortized cost and fair value is included in stockholders’ equity. Marketable securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity marketable securities. If the Company does not have the intent and ability to hold a marketable security to maturity, it reports the investment as available-for-sale marketable securities. The Company includes unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ equity. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate whether the decline is “other than temporary” and, if so, marks the marketable security to market through a charge reflected on the consolidated statements of operations.

Major Customers and Concentrations of Credit Risk

The Company primarily sells its products to hospitals and distributors. No customer accounted for more than 10% of total revenues in fiscal years ended March 31, 2020, 2019 or 2018. No individual customer had an accounts receivable balance greater than 10% of total accounts receivable at March 31, 2020 and 2019.

Credit is extended based on an evaluation of a customer’s historical financial condition and generally collateral is not required. The Company’s history of credit losses has not been significant and the Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. Accounts receivables are geographically dispersed, primarily throughout the U.S., as well as in Europe and other foreign countries where formal distributor agreements exist in certain countries. The Company's exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables as hospital's cash flows are impacted by their response to the COVID-19 pandemic.

Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, marketable securities, short and long-term marketable securities and accounts receivable. Management mitigates credit risk by limiting the investment type and maturity to securities that preserve capital, maintain liquidity and have a high credit quality.

Financial Instruments

The Company’s financial instruments are comprised of cash and cash equivalents, derivative instruments, marketable securities, accounts receivable, accounts payable and contingent consideration. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these investments.

Derivative Instruments

The Company uses a foreign-exchange-related derivative instrument to manage its exposure related to changes in the exchange rate on its intercompany loan. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments. The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. Changes in the fair value of the cross-currency swap designated as a hedging instrument that effectively offsets the variability of cash flows are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into the consolidated income statement in the same period in which the related hedged item affects earnings. For more information, see “Note 4. Financial Instruments—Derivative Instruments.”

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

Other Investments

The Company periodically makes investments in medical device companies that focus on heart failure and heart pumps and other medical device technologies. For investments in convertible debt or preferred stock securities that do not have readily determinable market values, the Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. The Company monitors any events or changes in circumstances that may have a significant effect on the fair value of investments, either due to impairment or based on observable price changes, and makes any necessary adjustments.

Leases

On April 1, 2019, the Company adopted ASU 2016-02, “Leases.” This new guidance required that the Company’s lease commitments to be recognized as operating lease liabilities and right-of-use assets, which increased total assets and total liabilities that the Company reported on its consolidated balance sheet. For a discussion on the impact of this accounting policy adoption, including key accounting policies and elections, see “Note 9. Leases.”

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

The Company performed a qualitative assessment during its annual impairment review for fiscal 2020 as of October 31, 2019 and concluded that it is more likely than not that the fair value of the Company’s single reporting unit is not less than its carrying amount. Therefore, the two-step goodwill impairment test for the reporting unit was not necessary in fiscal 2020.

In-Process Research and Development

In-process research and development, or IPR&D, assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that are acquired, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the IPR&D assets are considered indefinite-lived, they are tested for impairment on an annual basis on October 31, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying values. If and when development is complete, which generally occurs upon regulatory approval and the Company is able to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value. The Company performed its annual impairment review for fiscal 2020 as of October 31, 2019 and concluded that it was more likely than not that the fair value of the IPR&D assets is not less than its carrying value.

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

Accrued Expenses

As part of the process of preparing its financial statements, the Company is required to estimate accrued expenses. This process includes identifying services that third parties have performed and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in its financial statements. Examples of estimated accrued expenses include estimates for certain payroll costs, such as bonuses and commissions; contract service fees, such as amounts due to clinical research organizations and investigators in conjunction with clinical trials; professional service fees, such as attorneys and accountants, and third-party expenses relating to marketing efforts associated with commercialization of the Company’s products. The dates in which certain services commence and end, the level of services performed on or before a given date and the cost of services is often subject to the Company’s judgment. The Company makes these judgments and estimates based upon known facts and circumstances.

Revenue Recognition

On April 1, 2018 the Company adopted ASU 2014-09 (“Topic 606”), “Revenue from Contracts with Customers.’ For a discussion on the impact of this accounting policy adoption, including key accounting policies and elections, see “Note 3. Revenue Recognition.”

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

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income, plus all changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including any foreign currency translation adjustments. These changes in equity are recorded as adjustments to accumulated other comprehensive income (loss) in the Company’s consolidated balance sheet. The components of accumulated other comprehensive income (loss) consist of foreign currency translation adjustments and changes in unrealized gains (losses) on marketable securities and any unrealized gains or losses from derivative instruments.  There were no reclassifications out of accumulated other comprehensive income (loss) during the fiscal years ended March 31, 2020, 2019 and 2018.

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

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany transactions that the Company considers to be of a long-term investment nature are recorded in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany transactions from those foreign subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of operations. The net foreign currency translation gains and losses recorded in the consolidated statements of operations for the fiscal years ended March 31, 2020, 2019 and 2018 were not significant.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the fiscal year. Diluted net income per share is computed using the treasury stock method by dividing net income by the weighted average number of dilutive common shares outstanding during the fiscal year. Diluted shares outstanding is calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the fiscal year. Potential dilutive securities include stock options, restricted stock units, performance-based stock awards and shares to be purchased under the Company’s employee stock purchase plan. For the fiscal years ended March 31, 2020, 2019 and 2018, the Company’s basic and diluted net income per share were as follows (figures in tables are in thousands, except per share data):

	Fiscal Years Ended March 31,
Basic Net Income Per Share	2020	2019	2018
Net income	$203,009	$259,016	$112,170

Weighted average shares - basic	45,179	44,911	44,153

Net income per share - basic	$4.49	$5.77	$2.54

	Fiscal Years Ended March 31,
Diluted Net Income Per Share	2020	2019	2018
Net income	$203,009	$259,016	$112,170

Weighted average shares - basic	45,179	44,911	44,153
Effect of dilutive securities	637	1,240	1,696
Weighted average shares - diluted	45,816	46,151	45,849

Net income per share - diluted	$4.43	$5.61	$2.45

For the fiscal years ended March 31, 2020, 2019 and 2018, approximately 232,000, 64,000 and 155,000 shares of common stock underlying outstanding securities related to out-of-the-money stock options and performance-based awards where milestones were not met were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

Stock-Based Compensation

The Company’s stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period.

The fair value of stock option grants is estimated using the Black-Scholes option pricing model. Use of the valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated based on historical volatility of the Company’s stock. The Company estimates the expected term of options based on historical exercise experience and estimates of future exercises of unexercised options. In addition, an expected dividend yield of zero is used in the option valuation model because the Company does not pay cash dividends and does not expect to pay any cash dividends in the foreseeable future. Forfeitures are recorded as they occur instead of estimating forfeitures that are expected to occur. An accounting policy change was made by the Company related to the recording of forfeitures in fiscal 2018 as a result of the adoption of ASU 2016-09, “Compensation – Stock Compensation (“Topic 718”): Improvements to Employee Share-Based Payment Accounting” discussed further below.

For awards with service conditions only, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. For awards with service and performance-based conditions, the Company recognizes stock-based compensation expense using the graded vesting method over the requisite service period. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur.

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

The Company recognizes and measures uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit at the largest amount that is more likely than not of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on an ongoing basis, when applicable. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, new information and technical insights, and changes in tax laws. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. Refer to “Note 12. Income Taxes” for further information related to the Tax Reform Act and its impact on the Company’s financial statements.  When applicable, the Company accrues for the effects of uncertain tax positions and the related potential penalties and interest through income tax expense.

Recently Adopted Accounting Pronouncements

Effective April 1, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) standard update ASU 2016-02 “Leases,” which requires lessees to identify arrangements that should be accounted for as leases. Under this guidance, for lease arrangements exceeding a one-year term, a right-of-use asset and lease obligation is recorded by the lessee for all leases on the balance sheet, whether operating or financing, while the statement of operations includes lease expense for operating leases and amortization and interest expense for financing leases. ASU 2016-02 was adopted using a modified retrospective approach for all leases existing at or entered into after the April 1, 2019. Additional information and disclosures required by this new standard are contained in “Note 9. Leases.”

Recently Issued Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326).” This guidance will require financial instruments to be measured at amortized cost, and accounts receivables to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. ASU 2016-13 is effective for annual reporting periods beginning after December 31, 2019. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements. ASU 2016-13 will become effective for the Company in fiscal 2021.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350).” This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which required companies to estimate the implied fair value of goodwill and recognize an impairment charge by the amount in which the carrying value exceeds the implied fair value. Under the new guidance, if the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge will be recorded, even if the difference is attributable to the fair value of other assets in the reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements. ASU 2017-04 will become effective for the Company in fiscal 2021.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740).”   This amendment to the guidance on income taxes is intended to simplify the accounting for income taxes. The amendment eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendment also clarifies existing guidance related to the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements. ASU 2019-12 will become effective for the Company in fiscal 2022.

In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815),” an amendment clarifying the interaction between accounting standards related to equity securities, equity method investments, and certain derivative instruments. The guidance is effective for fiscal years beginning after December 15, 2020. ASU 2020-01 will become effective for the Company in fiscal 2022.

Note 3. Revenue Recognition

Adoption of Topic 606, “Revenue from Contracts with Customers”

The Company adopted Topic 606 on April 1, 2018, using the modified retrospective method for all revenue contracts not completed as of the date of adoption. The reported results for fiscal years 2020 and 2019 reflect the application of Topic 606 guidance while the reported results for fiscal year 2018 were prepared under the guidance of ASC 605, “Revenue Recognition.” The adoption of Topic 606 did not have a material impact on the timing or amount of revenue recognized upon adoption and there was no cumulative prior period adjustment recorded to the opening balance of retained earnings upon adoption. Accordingly, the adoption of Topic 606 did not have a material impact on the Company’s consolidated balance sheet, statement of operations, stockholders’ equity or cash flows.

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

The Company generates product revenue from the sale of Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5, Impella RP and Impella AIC products and related accessories. The Company also earns revenue from preventative maintenance service contracts and maintenance calls.

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

Consistent with industry practice, the Company generally offers customers a limited right of return for its products. Product returns are typically not significant because returns are generally not allowed unless there are product errors or the product is damaged at time of receipt. Customers typically have a limited time frame to notify the Company of any defective or non-conforming products. The Company’s limited warranty provision is accounted for using the cost accrual method and is recognized as expense when products are sold and is not considered a separate performance obligation.

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

Disaggregation of Revenue

The Company generally sells its Impella products and services through a direct sales force in the U.S., Germany and Japan and through direct sales and distribution agreements in other international markets outside (e.g., Europe, Latin America, Asia-Pacific, Middle East). Revenue is disaggregated from contracts between product revenue and service and other revenue and by geography, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors.

The following table disaggregates the Company’s revenue by products and services:

	Fiscal Years Ended March 31,
	2020	2019	2018
	(in $000's)
Impella product revenue	$806,824	$741,699	$570,870
Service and other revenue	34,059	27,733	22,879
Total revenue	$840,883	$769,432	$593,749

The following table disaggregates the Company’s revenue by geographical location:

	Fiscal Years Ended March 31,
	2020	2019	2018
	(in $000's)
U.S. revenue	$705,409	$665,082	$526,685
International revenue	135,474	104,350	67,064
Total revenue	$840,883	$769,432	$593,749

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

Returns Reserve

The Company estimates an allowance for future sales returns based on historical return experience, which requires judgment. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized.  The Company estimates product return liabilities using the expected value method based on its historical sales information and other factors that it believes could significantly impact its expected returns, including product discontinuations, product recalls and expirations, of which it becomes aware.  The Company’s cost of replacing defective products has not been material and is accounted for at the time of replacement. The Company’s returns reserve was $0.6 million and $0 as of March 31, 2020 and March 31, 2019, respectively.

Rebates and Discounts

The Company provides certain customers with rebates and discounts that are defined in the Company’s contract arrangements with customers and are recorded as a reduction of revenue in the period the related product revenue is recognized, resulting in a reduction to revenue and the establishment of a liability, which are all included in accrued expenses in the accompanying consolidated balance sheets. Rebates normally result from performance-based offers that are primarily based on attaining contractually specified sales volumes as well as product usage.  Discounts are normally from early payment incentives. The Company estimates the amounts of rebates and discounts based on an estimate of the third-party’s sales and the respective rebate or discount defined in the customer contractual arrangement.

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

The Company’s deferred revenue balance was $19.1 million and $16.4 million as of March 31, 2020 and March 31, 2019, respectively. The deferred revenue balance is comprised of product shipments in which the Company recognizes revenue when the customer obtains control of the product, and preventative maintenance service contracts in which revenue is recognized ratably over the term of the service contract. During the year ended March 31, 2020, the Company recognized $15.6 million of revenue that was included in the deferred revenue balance as of March 31, 2019.  During the year ended March 31, 2019, the Company recognized $14.9 million of revenue that was included in the deferred revenue balance as of March 31, 2018.

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

Note 4. Financial Instruments

Cash Equivalents and Marketable Securities

The Company’s cash equivalents and marketable securities at March 31, 2020 and 2019 are invested in the following:

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
March 31, 2020:	(in $000's)
Money market funds	$115,019	$—	$—	$115,019
Repurchase agreements	20,000	—	—	20,000
Total cash equivalents	135,019	—	—	135,019

Short-term U.S. Treasury securities	42,236	412	—	42,648
Short-term government-backed securities	67,594	401	—	67,995
Short-term corporate debt securities	107,290	94	(83)	107,301
Short-term commercial paper	32,757	74	—	32,831
Total short-term marketable securities	249,877	981	(83)	250,775

Long-term government-backed securities	90,911	153	—	91,064
Long-term corporate debt securities	116,110	851	(230)	116,731
Total long-term marketable securities	207,021	1,004	(230)	207,795

	$591,917	$1,985	$(313)	$593,589

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
March 31, 2019:	(in $000's)
Money market funds	$60,089	$—	$—	$60,089
Repurchase agreements	20,000	—	—	20,000
Total cash equivalents	80,089	—	—	80,089

Short-term U.S. Treasury securities	58,786	13	(12)	58,787
Short-term government-backed securities	126,336	60	(15)	126,381
Short-term corporate debt securities	128,626	97	(9)	128,714
Short-term commercial paper	56,780	16	(1)	56,795
Total short-term marketable securities	370,528	186	(37)	370,677

Long-term corporate debt securities	21,529	189	—	21,718
Total long-term marketable securities	21,529	189	—	21,718

	$472,146	$375	$(37)	$472,484

Derivative Instruments

In October 2019, the Company entered into an intercompany agreement in which it loaned 85.0 million Euro to Abiomed Europe GMBH, its German subsidiary.  In conjunction with this intercompany loan agreement, the Company entered into a cross-currency swap agreement to convert a notional amount of 85.0 million Euro equivalent to $93.5 million denominated intercompany loan into U.S. dollars. The objective of this cross-currency swap is to hedge the variability of cash flows related to the forecasted interest and principal payments on the Euro denominated fixed rate loan against changes in the exchange rate between the U.S. dollar and the Euro. Under the terms of this cross-currency swap contract, which has been designated as a cash flow hedge, the Company will make interest payments in Euro and receive interest in U.S. dollars. Upon the maturity of this contract, the Company will pay the principal amount of the loan in Euro and receive U.S. dollars from the counterparty. The cross-currency swap is carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in accumulated other comprehensive income (loss).

The Company uses a foreign-exchange-related derivative instrument to manage its exposure related to changes in the exchange rate on its intercompany loan. The Company does not enter into derivative instruments for any purpose other than cash flow hedging.

The following table summarizes the terms of the cross-currency swap agreement as of March 31, 2020 (dollar amounts in thousands):

	Effective Date	Maturity	Fixed Rate	Aggregate Notional Amount (in $000's)
Pay EUR	October 15,	October 15,	2.75%	EUR 85,000
Receive U.S.$	2019	2024	4.64%	USD 93,457

The following table presents the fair value of the Company’s derivative instrument as of March 31, 2020:

		March 31, 2020
Derivatives designated as hedging instruments under ASC 815	Balance Sheet classification	Fair Value (in$000's)
Cross-currency swap	Other assets (long-term liabilities)	$3,786

The Company has structured its cross-currency swap agreement to be 100% effective and, as a result, there was no net impact to earnings resulting from hedge ineffectiveness. Changes in the fair value of the cross-currency swap are designated as a hedging instrument that effectively offsets the variability of cash flows are reported in accumulated other comprehensive income (loss). These amounts subsequently are reclassified into the consolidated income statement in the same period in which the related hedged item affects earnings.

For the year ended March 31, 2020, the Company recorded an income of $0.8 million in other (expense) income, net, included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.

Contingent Consideration

The Company’s financial liabilities consisted of contingent consideration potentially payable related to the acquisition of ECP Entwicklungsgesellschaft mbH, or ECP, and AIS GmbH Aachen Innovative Solutions, or AIS, in July 2014. The Company acquired ECP and AIS for $13.0 million in cash, with additional potential payouts totaling $15.0 million based on the achievement of CE Mark approval in the European Union and a revenue-based milestone related to the development of the future Impella ECP™ expandable catheter pump technology. These potential milestone payments may be made, at the Company’s option, by a combination of cash or ABIOMED common stock. As of March 31, 2020, the Company used a combination of an income approach, based on various revenue and cost assumptions and applying a probability to each outcome and a Monte-Carlo valuation model. For the clinical and regulatory milestone, probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the Earn-out itself, the related projections, and the overall business. The revenue-based milestone is valued using a Monte-Carlo valuation model, which simulates estimated future revenues during the earn out-period using management's best estimates. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans.

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

The following table presents the Company’s fair value hierarchy for its financial instruments measured at fair value as of March 31, 2020 and 2019:

	Level 1	Level 2	Level 3	Total
March 31, 2020:	(in $000's)
Assets
Money market funds	$115,019	$—	$—	$115,019
Repurchase agreements	—	20,000	—	20,000
Short-term U.S. Treasury securities	—	42,648	—	42,648
Short-term government-backed securities	—	67,995	—	67,995
Short-term corporate debt securities	—	107,301	—	107,301
Short-term commercial paper	—	32,831	—	32,831
Long-term government-backed securities	—	91,064	—	91,064
Long-term corporate debt securities	—	116,731	—	116,731
Cross currency swap agreement	—	3,786	—	3,786
Investment in Shockwave Medical	55,704	—	—	55,704
Liabilities
Contingent consideration	—	—	9,000	9,000

	Level 1	Level 2	Level 3	Total
March 31, 2019:	(in $000's)
Assets
Money market funds	$60,089	$—	$—	$60,089
Repurchase agreements	—	20,000	—	20,000
Short-term U.S. Treasury securities	—	58,787	—	58,787
Short-term government-backed securities	—	126,381	—	126,381
Short-term corporate debt securities	—	128,714	—	128,714
Short-term commercial paper	—	56,795	—	56,795
Long-term U.S. Treasury securities	—	21,718	—	21,718
Investment in Shockwave Medical	56,195	—	—	56,195
Liabilities
Contingent consideration	—	—	9,575	9,575

The Company has determined that the estimated fair value of its money market funds and its investment in Shockwave Medical should be reported as Level 1 financial assets as they are valued at quoted market prices in active markets. The investment in Shockwave Medical is classified within other assets in the consolidated balance sheet and is further discussed in “Note 8. Goodwill, In-Process Research & Development and Other Assets.”

The Company has determined that the estimated fair value of its repurchase agreements, U.S. Treasury securities, government-backed securities, corporate debt securities, commercial paper and cross currency agreement are reported as Level 2 financial assets as they are based on model-driven valuations in which all significant inputs are observable, or can be derived from or corroborated by observable market data for substantially the full term of the asset.

The contingent consideration liability is reported as Level 3 as the estimated fair value requires significant management judgment or estimation and is calculated using the following valuation methods:

	Milestone Payment	Fair Value at March 31, 2020	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
	(in $000's)
Clinical and regulatory milestone	$7,000	$5,362	Probability weighted income approach	Projected fiscal year of milestone payments	2022 to 2024
				Discount rate	3.72% to 3.90%
				Probability of occurrence	Probability adjusted level of 40% for the base case scenario and 5% to 40% for various downside and upside scenarios

Revenue-based milestone	8,000	3,638	Monte Carlo simulation model	Projected fiscal year of milestone payments	2026 to 2035
				Discount rate	15%
				Expected volatility for forecasted revenues	50%
				Probability of payment (risk-neutral)	62.7%
	$15,000	$9,000

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the fiscal years ended March 31, 2020, 2019 and 2018:

	Fiscal Years Ended March 31,
	2020	2019	2018
	(in $000's)
Level 3 liabilities, beginning balance	$9,575	$10,490	$9,153
Additions	—	—	—
Payments	—	—	—
Change in fair value	(575)	(915)	1,337
Level 3 liabilities, ending balance	$9,000	$9,575	$10,490

The change in fair value of the contingent consideration was primarily due to change in estimates related to development timelines and the passage of time on the fair value measurement of milestones. Adjustments associated with the change in fair value of contingent consideration are included in research and development expenses in the Company’s consolidated statements of operations. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of these milestones could result in a significantly higher or lower fair value of the liability. The fair value of the contingent consideration at each reporting date is updated by reflecting the changes in fair value reflected in the Company’s consolidated statement of operations. There is no assurance that any of the conditions for the milestone payments will be met.

Note 5. Accounts Receivable

The components of accounts receivable are as follows:

	March 31, 2020	March 31, 2019
	(in $000's)
Trade receivables	$85,852	$91,849
Allowance for doubtful accounts	(1,202)	(1,040)
	$84,650	$90,809

The following table summarizes activity in the allowance for doubtful accounts:

	Fiscal Years Ended March 31,
	2020	2019	2018
	(in $000's)
Balance at beginning of year	$1,040	$320	$282
Additions	487	720	38
Write-offs	(325)	—	—
Balance at end of year	$1,202	$1,040	$320

Note 6. Inventories

The components of inventories are as follows:

	March 31, 2020	March 31, 2019
	(in $000's)
Raw materials and supplies	$31,411	$24,468
Work-in-progress	35,008	35,195
Finished goods	23,669	21,279
	$90,088	$80,942

The Company’s inventories relate to its Impella® product platform. Finished goods and work-in-process inventories consist of direct material, labor and overhead.

Note 7. Property and Equipment

The components of property and equipment are as follows:

	March 31, 2020	March 31, 2019
	(in $000's)
Land	$7,179	$7,262
Building and building improvements	100,176	86,705
Leasehold improvements	14,546	2,190
Machinery and equipment	71,636	59,146
Furniture and fixtures	14,600	11,456
Construction in progress	15,075	17,946
Total cost	223,212	184,705
Less accumulated depreciation	(58,281)	(39,700)
	$164,931	$145,005

Depreciation expense related to property and equipment was $20.1 million, $13.9 million, and $11.0 million for the fiscal years ending March 31, 2020, 2019 and 2018, respectively.

Note 8. Goodwill, In-Process Research & Development and Other Assets

Goodwill

The carrying amount of goodwill at March 31, 2020 and 2019 was $32.0 million and $32.6 million, respectively, and has been recorded in connection with the Company’s acquisitions of Impella Cardiosystems AG, in May 2005 and ECP and AIS in July 2014. The goodwill activity is as follows:

(in $000's)
Balance at March 31, 2018	$35,808
Foreign currency translation impact	(3,207)
Balance at March 31, 2019	$32,601
Foreign currency translation impact	(632)
Balance at March 31, 2020	$31,969

The Company has no accumulated impairment losses on goodwill.

In-Process Research & Development

The carrying amount of In-Process Research and Development (“IPR&D”) assets at March 31, 2020 and 2019 was $14.9 million and $15.2 million, respectively, and was recorded in conjunction with the Company’s acquisition of ECP and AIS, in July 2014. The estimated fair value of IPR&D assets at the acquisition date was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flows for the future Impella ECP™ expandable catheter pump technology were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development.

The carrying value of the Company’s IPR&D assets and the change in the balance for the fiscal years ended March 31, 2020 and 2019 are as follows:

(in $000's)
Balance at March 31, 2018	$16,705
Foreign currency translation impact	(1,497)
Balance at March 31, 2019	$15,208
Foreign currency translation impact	(295)
Balance at March 31, 2020	$14,913

Other Assets

The components of other assets are as follows:

	Fiscal Years Ended March 31,
	2020	2019
	(in $000's)
Investment in Shockwave Medical	$55,704	$56,195
Other investments	38,741	24,584
Operating lease right-of-use assets (Note 9)	11,760	—
Cross-currency swap (Note 4)	3,786	—
Other intangible assets and other assets	7,664	4,336
Total other assets	$117,655	$85,115

Investment in Shockwave Medical

In fiscal 2019, the Company invested $25.0 million in medical device company Shockwave Medical, which is publicly-traded and carried at fair value with changes in fair value recorded in other (expense) income. The fair value of this investment as of March 31, 2020 and 2019 was $55.7 million and $56.2 million. Amounts recorded in other income (expense) were $0.5 million and $31.2 for the years ended March 31, 2020 and 2019, respectively.

Other Investments

The carrying value of the Company’s portfolio of other investments and the change in the balance for fiscal years ended March 31, 2020, 2019 and 2017 were as follows:

	Fiscal Years Ended March 31,
	2020	2019	2018
	(in $000's)
Beginning balance	$24,584	$12,649	$7,249
Additions	19,599	14,935	6,400
Disposals	(750)	(1,966)	—
Change in fair value, net	(4,692)	(1,034)	(1,000)
Ending balance	$38,741	$24,584	$12,649

Included in other (expense) income is impairment losses of $4.7 million relating to certain of the Company’s investment in other private medical device companies.

Other Intangible Assets and Other Assets

As of March 31, 2020, the Company’s other intangible assets and other assets is comprised primarily of license manufacturing rights to certain technology from third parties and other long-term assets such as prepaid expenses. During fiscal 2020, the Company made payments totaling $4.1 million to license manufacturing rights to certain technology from third parties. These intangible assets are classified with other assets in the Company’s consolidated balance sheet and are amortized over their useful life of 15 years.

Amortization expense related to intangibles assets was $0.2 million for each of the fiscal years ended March 31, 2020 and 2019. There was no amortization expense for the years ended March 31, 2018.

Note 9. Leases

The Company has lease agreements for real estate including corporate offices and warehouse space, vehicles and certain office equipment.

At the inception of a contractual arrangement, the Company determines whether it contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company calculates the associated lease liability and corresponding right-of-use asset upon lease commencement. Operating lease assets and liabilities are recognized based on the present value of minimum lease payments over the lease term using an appropriate discount rate. Right-of-use assets also include any lease payments made at or before lease commencement and any initial direct costs incurred and exclude any lease incentives received.

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

The Company records operating lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Leases with an initial term of 12 months or less are not recognized on the consolidated balance sheet. The Company have elected the practical expedient where lease agreements with lease and non-lease components are accounted for as a single lease component for all assets. The Company’s financing leases are not material to our financial statements.

The Company adopted ASC Topic 842 on April 1, 2019 using the optional transition method. As such, the disclosures required under ASC Topic 842 are not presented for periods before the date of adoption. For the comparative period prior to adoption, the Company presents the disclosures which were previously required under ASC Topic 840.

The Company elected the package of transitional practical expedients for leases existing prior to the adoption date. The Company did not reassess whether existing contracts are or contain leases, leases retained their historical lease classification and initial direct costs were not reassessed for capitalization under the new standard. Operating lease assets and liabilities were recognized based on the present value of minimum lease payments over the remaining lease term as of the adoption date.

The following table presents supplemental balance sheet information related to our operating leases:

March 31, 2020
(in $000's)
Assets
Operating lease right-of-use assets in other assets	$11,760
Liabilities
Operating lease liabilities in other current liabilities	3,671
Operating lease liabilities in other long-term liabilities	8,549
Total operating lease liabilities	$12,220

Expense charged to operations under operating leases was $3.7 million during the year ended March 31, 2020. Short-term lease expenses were not material.

Under ASC Topic 840, Leases (“ASC 840”), the Company recognized rent expense on a straight-line basis over the term of the lease and recorded the difference between the amount charged to expense and the rent paid as prepaid rent or deferred rent liability. As of March 31, 2019, the amount of deferred rent was $0.3 million, which was subsequently reclassified as contra-asset against the right-of-use asset upon adoption of ASU No. 2016-02 on April 1, 2019.

Maturities of operating lease liabilities as of March 31, 2020 are as follows:

(in thousands, except lease term and discount rate)

Fiscal Years Ended March 31,
2021	$4,047
2022	2,776
2023	1,656
2024	1,539
2025	1,430
Thereafter	1,988
Total minimum lease payments	13,436
Less: imputed interest	(1,216)
Present value of operating lease liabilities	$12,220

Weighted average remaining lease term	5.14

Weighted average discount rate	3.12%

Minimum future lease payments previously disclosed under ASC 840 in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 were as follows:

Fiscal Years Ended March 31,	(in $000's)
2020	$3,398
2021	2,712
2022	2,000
2023	1,462
2024	1,414
Thereafter	3,288
Total minimum lease payments	$14,274

Note 10. Stockholders’ Equity

Class B Preferred Stock

The Company has authorized 1,000,000 shares of Class B Preferred Stock, $.01 par value, of which the board of directors can set the designation, rights and privileges. No shares of Class B Preferred Stock have been issued or are outstanding.

Stock Repurchase Program

In August 2019, the Company’s Board of Directors authorized a stock repurchase program for up to $200.0 million of shares of its common stock. Under this stock repurchase program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company is funding the stock repurchase program with its available cash and marketable securities. Through March 31, 2020, the Company has repurchased a total of 465,687 shares for $84.9 million under the stock repurchase program. The remaining authorization under the stock repurchase program was $115.1 million as of March 31, 2020.

The following table provides stock repurchase activities:

	For the Year Ended March 31,
	2020	2019
Shares repurchased	465,687	—
Average price per share	$182.27	—
Value of shares repurchased (in millions)	$84.9	—

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), are as follows (in thousands):

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Derivative Instruments	Total
	(in $000's)
Balance, April 1, 2017	(20,459)	(147)	—	(20,606)
Other comprehensive income (loss)	16,862	(461)	—	16,401
Balance, March 31, 2018	(3,597)	(607)	—	(4,204)
Other comprehensive income (loss)	(11,431)	946	—	(10,485)
Balance, March 31, 2019	(15,028)	339	—	(14,689)
Other comprehensive income (loss)	(1,832)	1,333	3,999	3,500
Balance, March 31, 2020	$(16,860)	$1,672	$3,999	(11,189)

Note 11. Stock Award Plans and Stock-Based Compensation

Stock Award Plans

The Company grants stock options and restricted stock awards to employees and others. All outstanding stock options of the Company as of March 31, 2020 were granted with an exercise price equal to the fair market value on the date of grant. Outstanding stock options, if not exercised, expire 10 years from the date of grant.

2015 Stock Incentive Plan

The Company’s 2015 Amended and Restated Omnibus Incentive Plan (the “2015 Plan”) authorizes the grant of a variety of equity awards to the Company’s officers, directors, employees, consultants and advisers, including awards of unrestricted and restricted stock, restricted stock units, incentive and nonqualified stock options to purchase shares of common stock, performance share awards and stock appreciation rights. The 2015 Plan provides that options may only be granted at the current market value on the date of grant. Each share of stock issued pursuant to a stock option or stock appreciation right counts as one share against the maximum number of shares issuable under the 2015 Plan, while each share of stock issued pursuant to any other type of award counts as 1.8 shares against the maximum number of shares issuable under the 2015 Plan. The Company’s policy for issuing shares upon exercise of stock options or the vesting of its restricted stock awards and restricted stock units is to issue shares of common stock at the time of exercise or conversion. At March 31, 2020, a total of approximately 3,609,512 shares were available for future issuance under the 2015 Plan.

Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s consolidated statements of operations for the fiscal years ended March 31, 2020, 2019 and 2018:

	Fiscal Years Ended March 31,
	2020	2019	2018
	(in $000's)
Cost of revenue	$2,641	$2,643	$1,721
Research and development	5,534	9,312	5,895
Selling, general and administrative	31,606	42,539	32,737
	$39,781	$54,494	$40,353

The components of stock-based compensation for the fiscal years ended March 31, 2020, 2019 and 2018 were as follows:

	Fiscal Years Ended March 31,
	2020	2019	2018
	(in $000's)
Restricted stock units	$28,895	$45,998	$34,559
Stock options	9,006	7,445	5,202
Employee stock purchase plan	1,880	1,051	592
	$39,781	$54,494	$40,353

Stock Options

The following table summarizes stock option activity for the fiscal year ended March 31, 2020:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	853	$87.14	5.57
Granted	120	257.88
Exercised	(85)	44.02
Cancelled and expired	(18)	224.77
Outstanding at end of period	869	$112.03	5.30	$60,113
Exercisable at end of period	652	$64.38	4.23	$59,445
Options vested and expected to vest at end of period	867	$112.03	5.29	$60,049

Stock options generally vest and become exercisable annually over three years. The remaining unrecognized stock-based compensation expense for unvested stock option awards at March 31, 2020 was approximately $12.9 million and the weighted-average period over which this cost will be recognized is 1.8 years.

The aggregate intrinsic value of options exercised for fiscal years 2020, 2019 and 2018 was $15.0 million, $174.0 million and $66.4 million, respectively. The total cash received as a result of employee stock option exercises during the fiscal years ended March 31, 2020, 2019 and 2018 was approximately $3.7 million, $12.9 million and $9.3 million, respectively.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair values and weighted average assumptions used in the calculation of fair value of options granted during the fiscal years ended March 31, 2020, 2019 and 2018 were as follows:

	Fiscal Years Ended March 31,
	2020	2019	2018
Valuation assumptions:
Weighted average grant-date fair value	$93.05	$141.47	$52.34
Risk-free interest rate	1.97%	2.91%	1.87%
Expected option life (years)	4.14	4.04	4.07
Expected volatility	42.3%	42.8%	43.5%

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

Restricted Stock Units

The following table summarizes restricted stock unit activity for the fiscal year ended March 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)
Restricted stock units at beginning of period	620	$193.53
Granted	161	258.59
Vested	(393)	144.62
Forfeited	(68)	304.90
Restricted stock units at end of period	320	$263.92

Restricted stock units generally vest annually over three years. The remaining unrecognized compensation expense for outstanding restricted stock units, including performance-based awards, as of March 31, 2020 was $23.8 million and the weighted-average period over which this cost will be recognized is 1.5 years.

The weighted average grant-date fair value for restricted stock units granted during the fiscal years ended March 31, 2020, 2019 and 2018 was $258.59, $376.95 and $137.40 per share, respectively. The total fair value of restricted stock units vested in fiscal years 2020, 2019 and 2018 was $99.3 million, $171.3 million and $51.0 million, respectively.

Performance Awards

Restricted stock units include certain awards that vest subject to certain performance. The remaining unrecognized compensation expense for outstanding performance restricted stock units as of March 31, 2020 was $4.5 million and the weighted-average period over which this cost will be recognized is 1.1 years.

In May 2019, performance-based awards of restricted stock units for the potential issuance of up to 196,580 shares of common stock were issued to certain executive officers and employees, which vest upon achievement of prescribed service milestones by the award recipients and the achievement of prescribed performance milestones by the Company. The Company did not meet the prescribed performance milestones in fiscal 2020 and therefore no shares will vest for these performance-based awards and the Company reversed all previously recorded stock stock-based compensation expense related to this award in the three months ended March 31, 2020.

In May 2018, performance-based awards of restricted stock units for the potential issuance of 114,000 shares of common stock were issued to certain executive officers and employees, which vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company.  The Company met the prescribed performance milestones in fiscal 2019 such that the remaining outstanding 47,000 shares of common stock as of March 31, 2020 will vest subject to service requirements for vesting for these employees and stock-based compensation expense is being recognized accordingly over the employee’s service term.

In May 2017, performance-based awards of restricted stock units for the potential issuance of 159,000 shares of common stock were issued to certain executive officers and employees, which vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company.  The Company met the prescribed performance milestones in fiscal 2018 such that the remaining outstanding 43,000 shares of common stock as of March 31, 2020 will vest subject to service requirements for vesting for these employees and stock-based compensation expense is being recognized accordingly over the employee’s service term.

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

Note 12. Income Taxes

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

As a result of the Tax Reform Act, the Company’s U.S. federal statutory corporate income tax rate of 21% was applied in the computation of the income tax provision for the years ended March 31, 2020 and 2019 and a blended U.S. federal statutory corporate income tax rate of 31.5% was applied in the computation of the income tax provision for the year ended March 31, 2018. The blended U.S. federal statutory corporate tax rate of 31.5% represents the average rate between the pre-enactment U.S. federal statutory corporate tax rate of 35% prior to the January 1, 2018 effective date and the post-enactment U.S. federal statutory corporate tax rate of 21% thereafter. As a result of the reduction in the federal statutory tax rate, the Company evaluated its ability to utilize its foreign tax credits carryforward. The Company has concluded that it will be able to use these foreign tax credits within the carryforward period.

The Company remeasured its net deferred tax assets due to the lower U.S. federal statutory corporate tax rate and recorded an income tax expense adjustment of $21.4 million during the year ended March 31, 2018. The Tax Reform Act allows for a 100% deduction for the potential repatriation of foreign subsidiary earnings with minimal U.S. income tax consequences other than the one-time transition tax. Since most of the Company’s cash and cash equivalents held by foreign subsidiaries are disregarded entities for domestic tax purposes, any repatriation of such funds to the U.S. would likely have a nominal tax impact. In addition, the Company has elected to treat GILTI tax as a period expense and provide for the tax in the year that the tax is incurred. The federal income tax expenses associated with GILTI was $0 and $0.5 million in the years ended March 31, 2020 and 2019, respectively.

The Company’s income tax provision was $53.8 million, $4.3 million and $48.3 million for the fiscal years ended March 31, 2020, 2019 and 2018, respectively. The Company’s effective tax rate was 21.0%, 1.6% and 30.1% for the fiscal years ended March 31, 2020, 2019 and 2018, respectively.

ASU 2016-09 requires excess tax benefits and shortfalls to be recognized in the income tax provision as discrete items in the period when restricted stock units vest or stock option exercises occur, whereas previously such income tax effects were recorded as part of additional paid-in capital only when the related tax deduction resulted in a reduction of current income taxes payable. The Company recognized excess tax benefits associated with stock-based awards of $14.8 million, $69.3 million and $31.0 million as an income tax benefit for fiscal years ended March 31, 2020, 2019 and 2018, respectively. The amount of future excess tax benefits or shortfalls will likely fluctuate from period to period based on the price of the Company’s stock, the number of restricted stock units that vest or stock options that are exercised, and the fair value assigned to such stock-based awards under U.S. GAAP.

The components of the Company’s income tax provision for the fiscal years ended March 31, 2020, 2019 and 2018 are as follows:

	Fiscal Years Ended March 31,
	2020	2019	2018
		(in $000's)
Income before provision for income taxes:
United States	$214,825	$223,340	$134,006
Foreign	42,000	40,020	26,431
Income before income taxes	256,825	263,360	160,437

Current tax expense:
Federal	—	—	752
State	6,563	564	1,491
Foreign	14,300	11,525	3,400
	20,863	12,089	5,643
Deferred tax expense (benefit):
Federal	33,239	(7,153)	38,848
State	1,584	(1,503)	(1,014)
Foreign	(1,870)	911	4,790
	32,953	(7,745)	42,624
Total income tax provision	$53,816	$4,344	$48,267

The components of the Company’s net deferred taxes were as follows:

	March 31, 2020	March 31, 2019
	(in $000's)
Deferred tax assets
Net operating loss and tax credit carryforwards	$50,604	$62,835
Stock-based compensation	13,607	15,488
Nondeductible reserves and accruals	9,570	9,739
Foreign net operating loss carryforwards	6,778	7,360
Deferred revenue	4,404	3,677
Depreciation and amortization	114	485
Other, net	949	128
	$86,026	$99,712
Deferred tax liabilities
Goodwill	(7,843)	(7,136)
In-process research and development	(4,564)	(4,593)
Depreciation	(9,211)	(2,175)
Basis differences on other investments	(6,124)	(7,146)
Domestic deferred tax liability on foreign net operating loss carryforwards	(584)	(680)
	(28,326)	(21,730)

Net deferred tax assets	57,700	77,982
Valuation allowance	(15,170)	(1,302)
Net deferred tax assets	$42,530	$76,680

Reported as:
Long-term deferred tax assets, net	$43,336	$77,502
Long-term deferred tax liabilities	(806)	(822)
Net deferred tax assets	$42,530	$76,680

The significant differences between the statutory and effective income tax rate for the years ended March 31, 2020, 2019, and 2018 consist of the following items:

	Fiscal Years Ended March 31,
	2020	2019	2018
Statutory income tax rate	21.0%	21.0%	31.5%
(Decrease) increase resulting from:
Excess tax benefits from stock-based awards	(5.2)	(24.1)	(17.2)
Foreign taxes	—	4.1	2.2
Permanent differences	5.0	1.8	2.4
Credits	(10.8)	(1.5)	(4.9)
State taxes, net	3.1	0.1	2.0
Change in valuation allowance	5.3	(0.4)	0.5
Effect of the Tax Reform Act on net deferred tax assets	—	—	13.0
Rate differential on foreign operations	3.2	0.2	—
Other	(0.6)	0.4	0.6
Effective tax rate	21.0%	1.6%	30.1%

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluates all available positive and negative evidence, and weights the evidence based on its objectivity.

As of March 31, 2020 and 2019, respectively, the Company maintained a valuation allowance of $15.2 million and $1.3 million for deferred tax assets primarily related to foreign tax credits that are expected not to be utilizable in the foreign branch basket. Based on the review of all available evidence, the Company recorded a valuation allowance to reduce these deferred tax assets to the amount that is more likely than not to be realizable as of March 31, 2020 and 2019.

Changes in the valuation allowance for deferred tax assets during the fiscal years ended March 31, 2020, 2019 and 2018 were as follows:

	Fiscal Years Ended March 31,
	2020	2019	2018
	(in $000's)
Balance at beginning of year	$1,302	$1,652	$2,468
Increase	13,868	—	325
Decrease	—	(350)	(1,141)
Balance at end of year	$15,170	$1,302	$1,652

As of March 31, 2020, the Company had foreign net-operating losses (“NOLs”) of approximately $24.1 million. As of March 31, 2020, the Company had foreign tax credits of $21.5 million which expire in varying years from fiscal 2025 through fiscal 2030. In addition, at March 31, 2020, the Company had federal and state research and development credit carryforwards of approximately $20.5 million and $11.3 million, respectively, which expire in varying years from fiscal 2021 through fiscal 2040.

The Company’s operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions. The Tax Reform Act allows for a 100% deduction for the repatriation of foreign subsidiary earnings with minimal U.S. income tax consequences other than a one-time deemed repatriation toll charge. Since most of the Company’s cash and cash equivalents are held by foreign subsidiaries which are disregarded entities for domestic tax purposes, any repatriation of such funds to the U.S. would likely have a nominal tax impact, if any.

As of March 31, 2020 and 2019, the Company has no material uncertain tax positions, and no interest and penalties on uncertain tax positions were recognized during the years ended March 31, 2020, 2019 and 2018, respectively. The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. During fiscal 2019, the Company closed an income tax audit in Germany, which covered fiscal years 2012 through 2015. The Company also closed an Internal Revenue Service (“IRS”) audit during fiscal 2019 relating to its fiscal year 2016 tax return.  These audits did not materially impact the Company’s financial statements. All other tax years remain subject to examination by the IRS, state and foreign tax authorities.

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

Thoratec Matters

Thoratec Corporation (“Thoratec”), a subsidiary of Abbott Laboratories, has challenged a number of Company-owned patents in Europe in connection with the launch of Thoratec’s HeartMate PHP™ medical device (“PHP”) in Europe and the Company has counterclaimed for infringement in the District Court in Düsseldorf. The litigation was stayed pending the highest Court’s ruling on the validity and scope of the litigated patents. In September 2019, the Federal Court of Justice in Germany upheld the Company’s patents that are the subject of the patent infringement action for the sales and marketing of Thoratec’s PHP pump in Germany. Subsequently, the District Court in Düsseldorf lifted the stay and re-opened the litigation proceedings.

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

In September 2016, Maquet filed a response to the Company’s suit in D. Mass., including various counterclaims alleging that the Company’s Impella 2.5®, Impella CP®, Impella 5.0®, and Impella RP® heart pumps infringe certain claims of the three original issued U.S. patents (“2016 Action”). In July 2017, the Court granted a motion to add three of the four additional continuation patents to the 2016 Action.  In April 2018, the Court conducted a Markman hearing on claim interpretation. On September 7, 2018, the judge issued a Memorandum and Order on Claim Construction, where he interpreted the disputed claim terms in the case.  Maquet then filed a motion for reconsideration of the Court’s construction of one of the disputed claim terms. The motion was denied on May 22, 2019. As a result of the Court’s denial, only one of the six originally asserted patents is in dispute. The Company filed a motion for summary judgement (MSJ) for the remaining patent on September 18, 2019 (non-infringement) and April 13, 2020 (validity). The parties briefed the MSJ for non-infringement on November 19, 2019 and are waiting for Court’s resolution.  The Court has not set a date for trial.

In November 2017, Maquet filed a second action in D. Mass (“2017 Action”) alleging that the Company’s Impella 2.5®, Impella CP®, and Impella 5.0® heart pumps infringe certain claims of the fourth additional U.S. continuation patent mentioned above (the seventh patent overall).  Discovery in the 2017 Action is ongoing.

In a series of letters during January and February 2019, Maquet informed the Company of seven new patent applications filed from the patents in the 2016 Action and 2017 Action with claims Maquet alleges would be infringed by the Impella® products if the new applications were to issue as patents. All seven applications issued as patents between February 2019 and July 2019 and will expire in September 2020.  One of the newly issued patents has been added to the 2017 Action. A Markman hearing for the newly-added patent was held on November 18, 2019.  A Markman order has not been issued yet.  Discovery remains ongoing.

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

Securities Class Action Litigation

On or about August 6, 2019, the Company received a securities class action complaint filed on behalf of a single shareholder in the U.S. District Court for the Southern District of New York (“SDNY”), on behalf of himself and persons or entities that purchased or acquired the Company’s securities between January 31, 2019 through July 31, 2019. On October 7, 2019, a similar purported class action complaint was filed by a different shareholder on behalf of himself and persons or entities that purchased or acquired the Company’s securities between November 1, 2018 and July 31, 2019.  Also, on October 7, 2019, four shareholders filed applications to be appointed lead plaintiff and for their counsel to be appointed lead counsel for the class. Two of those shareholders also filed motions to consolidate the two cases. Since October 7, 2019, two of the shareholders have withdrawn their applications to be lead plaintiff. After SDNY selects one of the two remaining shareholders as lead plaintiff, that plaintiff is expected to file an amended complaint.

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

The Company has agreed with the plaintiffs in all three actions to stay the cases pending resolution of a motion to dismiss in the securities class actions. As a result of the stay, the Delaware action has been administratively closed.

Litigation Demand

On March 3, 2020, a shareholder sent a letter to the Board of Directors asserting that the directors of the Company made or allowed to be made misleading public statements regarding the Company’s growth. The letter relies on many of the same allegations as the securities class actions and derivative actions, and demands that the Board (i) undertake an independent investigation of the directors, (ii) bring suit against the directors on behalf of the Company, and (iii) take a number of additional affirmative actions to redress the purported wrongs. On March 30, 2020, the Company, after discussions with the Board of Directors, sent a written response to the shareholder’s counsel. The shareholder has not responded further.

The Company is unable to estimate the potential liability with respect to the legal matters noted above. There are numerous factors that make it difficult to estimate reasonably possible loss or range of loss at this stage of the legal proceedings, including the significant number of legal and factual issues still to be resolved in the securities class action litigation.

Note 14. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2020	March 31, 2019
	(in $000's)
Employee compensation	$32,273	$32,926
Sales and income taxes	21,641	12,262
Professional, legal and accounting fees	6,880	2,757
Research and development	5,749	3,309
Warranty	1,818	1,272
Marketing	1,705	1,707
Other	5,041	3,187
	$75,107	$57,420

Employee compensation consists primarily of accrued bonuses, accrued commissions and accrued employee benefits at March 31, 2020 and 2019.

Note 15. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. International sales (sales outside the U.S. and primarily in Europe) accounted for 16%, 14% and 11% of total revenue during the fiscal years ended March 31, 2020, 2019 and 2018, respectively. As of March 31, 2020 and 2019, most of the Company’s long-lived assets are located in the U.S. except for $46.7 million and $43.4 million at March 31, 2020 and 2019, respectively, which are located primarily in Germany.

Note 16. Quarterly Results of Operation (Unaudited)

The following is a summary of the Company’s unaudited quarterly results of operations for the fiscal years ending March 31, 2020 and 2019:

	Fiscal Year Ended March 31, 2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
	(in $000's)
Revenue	$207,666	$204,974	$221,584	$206,658	$840,883
Cost of revenue	37,073	34,867	39,996	39,369	151,305
Other operating expenses	109,868	109,925	111,329	109,237	440,359
Other income (loss) (1)	42,413	(42,824)	26,757	(18,739)	7,606
Income before income taxes	103,138	17,358	97,016	39,313	256,825
Income tax provision (2)	14,215	4,287	27,799	7,515	53,816
Net income	$88,923	$13,071	$69,217	$31,798	$203,009
Basic net income per share	$1.97	$0.29	$1.53	$0.71	$4.49
Diluted net income per share	$1.93	$0.28	$1.51	$0.70	$4.43

	Fiscal Year Ended March 31, 2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
	(in $000's)
Revenue	$180,010	$181,778	$200,563	$207,081	$769,432
Cost of revenue	30,850	29,846	34,023	34,848	129,567
Other operating expenses	102,412	101,612	104,185	106,844	415,053
Other income (1)	1,739	1,513	2,155	33,141	38,548
Income before income taxes	48,487	51,833	64,510	98,530	263,360
Income tax provision (benefit) (2)	(41,579)	1,706	19,648	24,569	4,344
Net income	$90,066	$50,127	$44,862	$73,961	$259,016
Basic net income per share	$2.02	$1.11	$1.00	$1.64	$5.77
Diluted net income per share	$1.95	$1.09	$0.97	$1.60	$5.61

(1)

In fiscal 2019, the Company invested $25.0 million in medical device company Shockwave Medical. The fair value of this investment as of March 31, 2020 was $55.7 million and the Company recognized a pre-tax loss of $0.5 million for the year ended March 31, 2020 and a pre-tax gain of $32.0 million for the year ended March 31, 2019 in other (expense) income, net.

(2)

The income tax provision for the years ended March 31, 2020 and 2019 included excess tax benefits of $14.8 million and $69.3 million, respectively. These recognized excess tax benefits resulted from restricted stock units that vested or stock options that were exercised during the years ended March 31, 2020 and 2019.

Note 17. Subsequent Events

Acquisition of Breethe, Inc.

The Company acquired Breethe, Inc. (“Breethe”), a Maryland corporation on April 24, 2020. Breethe is engaged in research and development of a novel extracorporeal membrane oxygenation (“ECMO”) system that the Company expects will complement and expand its product portfolio to more comprehensively serve the needs of patients whose lungs can no longer provide sufficient oxygenation, including some patients suffering from cardiogenic shock, or respiratory failure, such as ARDS, H1N1, or COVID-19. ECMO has also been utilized as a primary method of oxygenation and hemodynamic support for pediatric patients. Breethe has submitted an application for 510(k) clearance with the FDA in January 2020 and we anticipate receiving regulatory approval in fiscal 2021.

The Company acquired Breethe for $55.0 million in cash, with additional potential payouts up to a maximum of $55.0 million payable based on the achievement of certain technical, regulatory and commercial milestones. These milestone payments may be made, at the Company’s option, by a combination of cash or its common stock.