Form 10-Q
period 2020-06-30
ABIOMED INC
filed 2020-08-06
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 30, 2020, 45,047,262 shares of the registrant’s common stock, $.01 par value, were outstanding.

EXPLANATORY NOTES

Pending Trademarks and Registered Marks

Throughout this quarterly report on Form 10-Q (“this Report”), we refer to various trademarks, service marks and trade names that we use in our business. Abiomed, Impella, Impella 2.5, Impella 5.0, Impella LD, Impella CP, Impella RP, Impella 5.5, Impella Connect, and SmartAssist are registered trademarks of Abiomed, Inc., and are registered in the U.S. and certain foreign countries. Impella ECP, Impella XR Sheath, Impella BTR, CVAD, STEMI DTU and Automated Impella Controller are pending trademarks of Abiomed, Inc. Other trademarks and service marks appearing in this Report are the property of their respective holders.

Company References

Throughout this Report, “ABIOMED, Inc.,” the “Company,” “we,” “us” and “our” refer to ABIOMED, Inc. and its consolidated subsidiaries.

Where You Can Find More Information

We make available, free of charge on our website located at www.abiomed.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with or furnishing such reports to the U.S. Securities and Exchange Commission (“SEC”). We also use our website for the distribution of Company information. The information we post on our website may be deemed to be material information. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website are not incorporated by reference into this Report.

PART I. FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	June 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$214,827	$192,341
Short-term marketable securities	212,536	250,775
Accounts receivable, net	82,084	84,650
Inventories	89,284	90,088
Prepaid expenses and other current assets	20,958	18,009
Total current assets	619,689	635,863
Long-term marketable securities	169,668	207,795
Property and equipment, net	170,346	164,931
Goodwill	76,783	31,969
In-process research and development	42,223	14,913
Long-term deferred tax assets, net	30,875	43,336
Other assets	139,928	117,655
Total assets	$1,249,512	$1,216,462
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,747	$32,774
Accrued expenses	58,431	75,107
Deferred revenue	19,903	19,147
Other current liabilities	4,298	4,857
Total current liabilities	110,379	131,885
Contingent consideration	23,701	9,000
Long-term deferred tax liabilities	4,204	806
Other long-term liabilities	9,380	9,305
Total liabilities	147,664	150,996
Commitments and contingencies (Note 14)
Stockholders' equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	450	451
Authorized - 100,000,000 shares; Issued - 47,698,298 shares at June 30, 2020 and 47,542,061 shares at March 31, 2020
Outstanding - 45,044,760 shares at June 30, 2020 and 45,008,687 shares at March 31, 2020
Additional paid in capital	749,440	739,133
Retained earnings	647,070	602,482
Treasury stock at cost - 2,653,538 shares at June 30, 2020 and 2,533,374 shares at March 31, 2020	(286,577)	(265,411)
Accumulated other comprehensive loss	(8,535)	(11,189)
Total stockholders' equity	1,101,848	1,065,466
Total liabilities and stockholders' equity	$1,249,512	$1,216,462

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	For the Three Months Ended June 30,
	2020	2019
Revenue	$164,850	$207,666
Costs and expenses:
Cost of revenue	35,983	37,073
Research and development	26,357	23,790
Selling, general and administrative	68,444	86,078
	130,784	146,941
Income from operations	34,066	60,725
Other income (expenses):
Investment income, net	2,397	3,049
Other income, net	24,613	39,364
	27,010	42,413
Income before income taxes	61,076	103,138
Income tax provision	16,488	14,215
Net income	$44,588	$88,923

Basic net income per share	$0.99	$1.97
Basic weighted average shares outstanding	45,010	45,215

Diluted net income per share	$0.98	$1.93
Diluted weighted average shares outstanding	45,549	46,092

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	For the Three Months Ended June 30,
	2020	2019
Net income	$44,588	$88,923
Other comprehensive income (loss):
Foreign currency translation gain	1,360	2,334
Unrealized loss on derivative instrument	(461)	—
Net unrealized gains on marketable securities	1,755	600
Other comprehensive income	2,654	2,934

Comprehensive income	$47,242	$91,857

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, April 1, 2020	45,008,687	$450	2,533,374	$(265,411)	$739,133	$602,482	$(11,189)	$1,065,466
Restricted stock units issued	124,749	1	—	—	(1)	—	—	—
Stock options exercised	31,488	—	—	—	1,010	—	—	1,010
Return of common stock to pay withholding taxes on restricted stock	(52,515)	—	52,515	(9,857)	—	—	—	(9,857)
Stock compensation expense	—	—	—	—	9,298	—	—	9,298
Stock repurchase program	(67,649)	(1)	67,649	(11,309)	—	—	—	(11,310)
Other comprehensive income	—	—	—	—	—	—	2,654	2,654
Net income	—	—	—	—	—	44,588	—	44,588
Balance, June 30, 2020	45,044,760	$450	2,653,538	$(286,577)	$749,440	$647,070	$(8,535)	$1,101,848

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, April 1, 2019	45,122,985	$451	1,903,241	$(138,852)	$690,507	$399,473	$(14,689)	$936,890
Restricted stock units issued	373,430	4	—	—	(4)	—	—	—
Stock options exercised	36,289	1	—	—	1,260	—	—	1,261
Return of common stock to pay withholding taxes on restricted stock	(158,426)	(2)	158,426	(40,534)	—	—	—	(40,536)
Stock compensation expense	—	—	—	—	13,121	—	—	13,121
Other comprehensive income	—	—	—	—	—	—	2,934	2,934
Net income	—	—	—	—	—	88,923	—	88,923
Balance, June 30, 2019	45,374,278	454	2,061,667	(179,386)	704,884	488,396	(11,755)	1,002,593

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended June 30,
	2020	2019
Operating activities:
Net income	$44,588	$88,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,480	4,365
Bad debt expense	(277)	(21)
Stock-based compensation	9,298	13,121
Write-down of inventory and other	1,717	1,259
Accretion on marketable securities	94	(1,306)
Change in fair value of other investments	(23,823)	(39,654)
Deferred tax provision	12,946	10,776
Change in fair value of contingent consideration	801	356
Other non-cash operating activities	970	1,003
Changes in assets and liabilities:
Accounts receivable	3,014	4,801
Inventories	(211)	(7,239)
Prepaid expenses and other assets	485	(3,417)
Accounts payable	(4,458)	(1,463)
Accrued expenses and other liabilities	(19,584)	(6,643)
Deferred revenue	719	(233)
Net cash provided by operating activities	31,759	64,628
Investing activities:
Purchases of marketable securities	(62,066)	(124,067)
Proceeds from the sale and maturity of marketable securities and other	139,813	93,180
Purchases of other investments and intangible assets	(2,000)	(2,800)
Acquisition of Breethe Inc., net of cash acquired	(51,947)	—
Purchases of property and equipment	(10,044)	(12,250)
Net cash provided by (used for) investing activities	13,756	(45,937)
Financing activities:
Proceeds from the exercise of stock options	1,010	1,260
Taxes paid related to net share settlement upon vesting of stock awards	(9,857)	(40,536)
Repurchase of common stock	(11,310)	—
Net cash used for financing activities	(20,157)	(39,276)
Effect of exchange rate changes on cash	(2,872)	612
Net increase (decrease) in cash and cash equivalents	22,486	(19,973)
Cash and cash equivalents at beginning of period	192,341	121,021
Cash and cash equivalents at end of period	$214,827	$101,048

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,831	$2,584
Supplemental disclosure of non-cash activities:
Contingent consideration related to the acquisition of Breethe, Inc.	13,900	—
Property and equipment in accounts payable and accrued expenses	2,044	3,619
Right-of-use assets obtained in exchange for lease liabilities	804	14,139

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

Note 2. Basis of Preparation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting and in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 that has been filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments that are necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period may not be indicative of results for the full fiscal year or any other subsequent period. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates.

There have been no changes in the Company’s significant accounting policies for the three months ended June 30, 2020 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 that has been filed with the SEC.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates.

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is developing and information is rapidly evolving. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, continue to create significant negative economic impacts on a global basis.

Due to these impacts and measures, the Company has experienced, and may continue to experience, significant and unpredictable reductions in the demand for its products as healthcare customers divert medical resources and priorities towards the treatment of COVID-19. In addition, the Company’s customers may delay, cancel, or redirect planned purchases in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. Beginning in mid-March 2020 and continuing into the first quarter of fiscal 2021, the Company experienced a significant decline in patient utilization in the U.S., Europe and Japan as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. The Company also experienced temporary delays in clinical trial enrollment or encountered interruption or delays in the operations of FDA or other regulatory authorities due to the COVID-19 pandemic, which may impact review and approval timelines. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on its customers, all of which are uncertain and cannot be predicted.

Impella procedure volumes have varied greatly since the end of March 2020 by geography, and even by hospital, as patients and their physicians managed through the COVID-19 pandemic. In the last few weeks of the fourth quarter of fiscal 2020, procedure volumes related to the Company’s Impella products dropped significantly. Worldwide Impella heart pump revenue was impacted by lower patient utilization in the first quarter of fiscal 2021 due to the impact of the COVID-19 pandemic on elective medical procedures, surgeries and fewer patients seeking treatment at hospitals. Total revenue for the three months ended June 30, 2020 decreased by $42.8 million, or 21%, to $164.9 million from $207.7 million for the three months ended June 30, 2019. The decrease in total revenue was due to lower utilization caused by the impact of COVID-19 on hospitals in the first quarter of fiscal 2021.

During the first quarter of fiscal 2021, patient procedure volume trends began to improve gradually over the course of the quarter as both demand for procedures and availability of healthcare resources began to return to more normalized, pre-COVID-19 levels. The Company’s business was most impacted in April, in terms of the decline in patients and revenue from the shelter-in-place restrictions in a majority of countries and limitations on procedures in hospitals. The Company experienced sequential improvement globally in May and June as restrictions were lifted and limitations eased. In the month of June specifically, the Company experienced year over year growth in both patients and revenue in U.S., Germany, and Japan.

While the Company currently expects to see sequential quarterly improvement in the remainder of fiscal 2021, the COVID-19 pandemic remains fluid and continues to evolve differently across various geographies. The Company believes it is likely to continue to experience variable impacts on its business based on some of the resurgence that occurring in cities across the globe. Given the uncertainty, the Company cannot reliably estimate the extent to which the COVID-19 pandemic may continue to impact patient utilization and revenues of its products in the second quarter of fiscal 2021 and beyond.

The Company is closely monitoring the impact of COVID-19 on all aspects of its business and geographies, including the impact on its customers, employees, suppliers, vendors, business partners and distribution channels. The extent to which the COVID-19 global pandemic impacts the Company’s business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict; these developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, the Company may continue to experience materially adverse impacts on its financial condition and results of operations. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326).” This new standard requires financial instruments to be measured at amortized cost, and accounts receivables to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The Company adopted this standard in the first quarter of fiscal 2021, and it did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350).” This new standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which required companies to estimate the implied fair value of goodwill and recognize an impairment charge by the amount in which the carrying value exceeds the implied fair value. Under the new guidance, if the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge will be recorded, even if the difference is attributable to the fair value of other assets in the reporting unit. The Company adopted this standard in the first quarter of fiscal 2021, and it did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” This new standard modifies the disclosure requirements on fair value measurements, including the removal of disclosures of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The guidance also adds certain disclosure requirements related to Level 3 fair value measurements. The Company adopted this standard in the first quarter of fiscal 2021, and it did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740).” This amendment to the guidance on income taxes is intended to simplify the accounting for income taxes. The amendment eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendment also clarifies existing guidance related to the evaluation of a step up in the tax basis of goodwill and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements. ASU 2019-12 will become effective for the Company in fiscal 2022.

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

Note 3. Acquisition

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

Preliminary Purchase Price Allocation

The acquisition was accounted for as a business combination. The purchase price for the acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation presented herein is preliminary. The final purchase price allocation will be determined after completion of an analysis to determine the fair value of all assets acquired and liabilities assumed, but in no event later than one year following completion of the acquisition. Accordingly, the final acquisition accounting adjustments could differ materially from the preliminary amounts presented herein. Any increase or decrease in the fair value of the assets acquired and liabilities assumed, as compared to the information shown herein, could also change the portion of purchase price allocated to goodwill and could impact the operating results of the Company following the acquisition due to differences in purchase price allocation, depreciation and amortization related to some of these assets and liabilities.

The acquisition-date fair value of the consideration transferred is as follows:

Total Acquisition Date Fair Value (in thousands)
Cash and other considerations	$57,351
Contingent consideration	13,900
Total consideration transferred	$71,251

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on April 24, 2020, the date of acquisition (in thousands):

Acquired assets:
Cash and cash equivalents	$3,404
Property and equipment	744
Goodwill	44,149
In-process research and development	27,000
Other assets acquired	895
Total assets acquired	76,192
Liabilities assumed:
Accounts payable and other liabilities	1,562
Long-term deferred tax liabilities	3,379

Net assets acquired	$71,251

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The goodwill is not expected to be deductible for income tax purposes.

In process research and development (“IPR&D”) is the estimated fair value of the Breethe ECMO technology which had not reached commercial technological feasibility nor had alternative future use at the time of the acquisition and is therefore considered IPR&D.  The assigned values are allocated among the various IPR&D assets acquired.

Transaction costs such as legal, insurance and other costs related to the acquisition, aggregating approximately $0.9 million, have been expensed as incurred and are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

Note 4. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities include stock options, restricted stock units, performance-based stock awards and shares to be purchased under the Company’s employee stock purchase plan. The Company’s basic and diluted net income per share for the three months ended June 30, 2020 and 2019 were as follows (in thousands, except per share data):

	For the Three Months Ended June 30,
Basic Net Income Per Share	2020	2019
Net income	$44,588	$88,923

Weighted average shares – basic	45,010	45,215

Net income per share – basic	$0.99	$1.97

	For the Three Months Ended June 30,
Diluted Net Income Per Share	2020	2019
Net income	$44,588	88,923

Weighted average shares – basic	45,010	45,215
Effect of dilutive securities	539	877
Weighted average shares – diluted	45,549	46,092

Net income per share – diluted	$0.98	$1.93

For the three months ended June 30, 2020 and 2019, approximately 249,000 and 117,200 shares of common stock underlying outstanding securities related to out-of-the-money stock options and performance-based awards where milestones were not met were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

Note 5. Revenue Recognition

The Company generates revenue primarily from the sale of Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella RP, Impella 5.5 and Impella AIC products. The Company also earns revenue from preventative maintenance service contracts and maintenance calls.

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

Revenue from the sale of products and services are evidenced by either a contract with the customer or a valid purchase order and an invoice which includes all relevant terms of sale and shipment of product or service provided has been incurred. The Company performs a review of each specific customer’s credit worthiness and ability to pay prior to acceptance as a customer. Further, the Company performs periodic reviews of its customers’ creditworthiness prospectively.

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

The following table disaggregates the Company’s revenue by products and services:

	For the Three Months Ended June 30,
	2020	2019
	(in $000's)
Impella product revenue	$155,417	$199,864
Service and other revenue	9,433	7,802
Total revenue	$164,850	$207,666

The following table disaggregates the Company’s revenue by geographical location:

	For the Three Months Ended June 30,
	2020	2019
	(in $000's)
U.S. revenue	$134,725	$175,486
International revenue	30,125	32,180
Total revenue	$164,850	$207,666

Variable Consideration

Returns Reserve

The Company estimates an allowance for future sales returns based on historical return experience, which requires judgment. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized.  The Company estimates product return liabilities using the expected value method based on its historical sales information and other factors that it believes could significantly impact its expected returns, including product discontinuations, product recalls and expirations, of which it becomes aware. The Company’s cost of replacing defective products has not been material and is accounted for at the time of replacement. The Company’s returns reserve during the three months ended June 30, 2020 and 2019, were not material.

Rebates and Discounts

The Company provides certain customers with rebates and discounts that are defined in the Company’s contract arrangements with customers and are recorded as a reduction of revenue in the period the related product revenue is recognized, resulting in a reduction to revenue and the establishment of a liability, which are all included in accrued expenses in the accompanying consolidated balance sheets. Rebates normally result from performance-based offers that are primarily based on attaining contractually specified sales volumes as well as product usage.  Discounts are normally from early payment incentives. The Company estimates the amount of rebates and discounts based on an estimate of the third-party’s sales and the respective rebate or discount defined in the customer contractual arrangement. Revenue adjustments that relate to performance obligations satisfied in prior periods during the three months ended June 30, 2020 and 2019, were not material.

Contract Balances

Deferred Revenue

The Company’s deferred revenue balance was $19.9 million and $19.1 million as of June 30, 2020 and March 31, 2020 respectively. The deferred revenue balance is due to the timing of product shipment and completion of recognizing revenue when the customer obtains control of the product, and additional preventative maintenance service contracts and the subsequent recognition of the contract ratably over the term of the service contract. During the three months ended June 30, 2020 and 2019, the Company recognized $9.2 million and $8.5 million of revenue that was included in the deferred revenue balance as of March 31, 2020 and 2019, respectively.

Note 6. Cash Equivalents, Marketable Securities and Fair Value Measurements

The Company’s cash equivalents and marketable securities at June 30, 2020 and March 31, 2020 are invested in the following:

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
June 30, 2020:	(in $000's)
Money market funds	$130,012	$—	$—	$130,012
Repurchase agreements	20,000	—	—	20,000
Total cash equivalents	150,012	—	—	150,012

Short-term U.S. Treasury mutual fund securities	42,180	227	—	42,407
Short-term government-backed securities	39,921	210	—	40,131
Short-term corporate debt securities	109,426	588	—	110,014
Short-term commercial paper	19,898	86	—	19,984
Total short-term marketable securities	211,425	1,111	—	212,536

Long-term government-backed securities	75,483	66	(5)	75,544
Long-term corporate debt securities	91,868	2,256	—	94,124
Total long-term marketable securities	167,351	2,322	(5)	169,668

	$528,788	$3,433	$(5)	$532,216

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
March 31, 2020:	(in $000's)
Money market funds	$115,019	$—	$—	$115,019
Repurchase agreements	20,000	—	—	20,000
Total cash equivalents	135,019	—	—	135,019

Short-term U.S. Treasury securities	42,236	412	—	42,648
Short-term government-backed securities	67,594	401	—	67,995
Short-term corporate debt securities	107,290	94	(83)	107,301
Short-term commercial paper	32,757	74	—	32,831
Total short-term marketable securities	249,877	981	(83)	250,775

Long-term government-backed securities	90,911	153	—	91,064
Long-term corporate debt securities	116,110	851	(230)	116,731
Total long-term marketable securities	207,021	1,004	(230)	207,795

	$591,917	$1,985	$(313)	$593,589

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

The following table summarizes the terms of the cross-currency swap agreement as of June 30, 2020 (dollar amounts in thousands):

	Effective Date	Maturity	Fixed Rate	Aggregate Notional Amount (in $000's)
Pay EUR	October 15,	October 15,	2.75%	EUR 85,000
Receive U.S.$	2019	2024	4.64%	USD 93,457

The following table presents the fair value of the Company’s derivative instrument as of June 30, 2020:

Derivatives designated as hedging instruments under ASC 815	Balance Sheet classification	Fair Value
Cross-currency swap	Other assets (long-term liabilities)	$1,504

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

For the three months ended June 30, 2020 the Company recorded income of $0.4 million in other income, net, included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.

Contingent Consideration

Contingent consideration represents potential milestones that the Company may pay as additional consideration related to acquired businesses. The Company has contingent consideration potentially payable related to the acquisition of ECP Entwicklungsgesellschaft mbH, or ECP in July 2014 and the acquisition of Breethe, Inc. in April 2020. The fair value of the contingent consideration at each reporting date is updated by reflecting the changes in fair value reflected within research and development expenses in the Company’s consolidated statement of operations. Significant increases or decreases in any valuation assumptions, including probabilities of success or changes in expected timelines for achievement of any of these milestones, could result in a significantly higher or lower fair value of the contingent consideration liability. There is no assurance that any of the conditions for the milestone payments will be met.

The components of contingent consideration liabilities are as follows:

	June 30, 2020	March 31, 2020
	(in $000's)
ECP	$9,801	$9,000
Breethe, Inc.	13,900	—
	$23,701	$9,000

ECP

In July 2014, the Company acquired ECP and AIS for $13.0 million in cash, with additional potential payouts totaling $15.0 million based on the achievement of CE Mark approval in the European Union and a revenue-based milestone related to the development of the future Impella ECPTM expandable catheter pump technology. These potential milestone payments may be made, at the Company’s option, by a combination of cash or ABIOMED common stock.

The Company used a combination of an income approach, based on various revenue and cost assumptions and applying a probability to each outcome and a Monte-Carlo valuation model, both of which consider significant unobservable inputs. For the clinical and regulatory milestone, probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. The revenue-based milestone is valued using a Monte-Carlo valuation model, which simulates estimated future revenues during the earn out-period using management’s best estimates.

Key unobservable inputs include the discount rate used to present value the projected revenues and cash flows (ranging from 2% to 16%), the probability of achieving the various technical, regulatory and commercial milestones of 63% and projected revenues, which are based on the Company’s most recent internal operational budgets and long-range strategic plans.

Breethe, Inc.

In April 2020, the Company acquired Breethe, Inc. for $55.0 million in cash, with additional potential payouts up to a maximum of $55.0 million payable based on the achievement of certain technical, regulatory and commercial milestones.

The Company used a combination of an income approach, based on various revenue and cost assumptions and applying a probability to each outcome and a Monte-Carlo valuation model, both of which consider significant unobservable inputs. For the regulatory milestones, probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. The commercial milestones are valued using a Monte-Carlo valuation model, which simulates estimated future revenues during the earn out-period using management’s best estimates.

Key unobservable inputs include the discount rates used to present value the projected revenues and cash flows (ranging from 3% to 15%), the probability of achieving the various technical, regulatory and commercial milestones (ranging from 25% to 95%) and projected revenues, which are based on the Company’s most recent internal operational budgets and long-range strategic plans.

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

The following tables present the Company’s fair value hierarchy for its financial instruments measured at fair value as of June 30, 2020 and March 31, 2020:

	Level 1	Level 2	Level 3	Total
June 30, 2020	(in $000's)
Assets
Money market funds	$130,012	$—	$—	$130,012
Repurchase agreements	—	20,000	—	20,000
Short-term U.S. Treasury mutual fund securities	—	42,407	—	42,407
Short-term government-backed securities	—	40,131	—	40,131
Short-term corporate debt securities	—	110,014	—	110,014
Short-term commercial paper	—	19,984	—	19,984
Long-term government-backed securities	—	75,544	—	75,544
Long-term corporate debt securities	—	94,124	—	94,124
Cross-currency swap agreement	—	1,504	—	1,504
Investment in Shockwave Medical	79,527	—	—	79,527
Liabilities
Contingent consideration	—	—	23,701	23,701

	Level 1	Level 2	Level 3	Total
March 31, 2020	(in $000's)
Assets
Money market funds	$115,019	$—	$—	$115,019
Repurchase agreements	—	20,000	—	20,000
Short-term U.S. Treasury securities	—	42,648	—	42,648
Short-term government-backed securities	—	67,995	—	67,995
Short-term corporate debt securities	—	107,301	—	107,301
Short-term commercial paper	—	32,831	—	32,831
Long-term government-backed securities	—	91,064	—	91,064
Long-term corporate debt securities	—	116,731	—	116,731
Cross currency swap agreement	—	3,786	—	3,786
Investment in Shockwave Medical	55,704	—	—	55,704
Liabilities
Contingent consideration	—	—	9,000	9,000

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

This contingent consideration liability is reported as Level 3 as the estimated fair value of the contingent consideration related to the acquisitions of ECP and Breethe, Inc. require significant management judgment or estimation and is calculated as described above.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	2020	2019
	(in $000's)
Beginning balance	$9,000	$9,575
Additions	13,900	—
Payments	—	—
Change in fair value	801	356
Ending balance	$23,701	$9,931

The change in fair value of the contingent consideration was primarily due to the addition of contingent consideration related to the Breethe acquisition and the passage of time impact on fair value measurements.

Note 7. Property and Equipment

The components of property and equipment are as follows:

	June 30, 2020	March 31, 2020
	(in $000's)
Land	$7,266	$7,179
Building and building improvements	101,155	100,176
Leasehold improvements	15,010	14,546
Machinery and equipment	75,861	71,636
Furniture and fixtures	14,967	14,600
Construction in progress	20,211	15,075
Total cost	234,470	223,212
Accumulated depreciation	(64,124)	(58,281)
Property and equipment, net	$170,346	$164,931

Note 8. Goodwill, In-Process Research and Development and Other Assets

Goodwill

The carrying amount of goodwill at June 30, 2020 and March 31, 2020 was $76.8 million and $32.0 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, in May 2005, ECP in July 2014 and Breethe, Inc. in April 2020. The carrying value of goodwill and the change in the balance for the three months ended June 30, 2020 are as follows:

(in $000's)
Balance, March 31, 2020	$31,969
Breethe, Inc. acquisition	44,149
Foreign currency translation impact	665
Balance, June 30, 2020	$76,783

The Company evaluates goodwill at least annually at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on goodwill.

In-Process Research & Development

The carrying amount of IPR&D assets at June 30, 2020 and March 31, 2020 was $42.2 million and $14.9 million, respectively, and was recorded in conjunction with the Company’s acquisition of ECP and AIS, in July 2014 and Breethe, Inc, in April 2020.

The components of IPR&D are as follows:

	June 30, 2020	March 31, 2020
	(in $000's)
ECP	$15,223	$14,913
Breethe, Inc.	27,000	—
	$42,223	$14,913

The estimated fair value of IPR&D assets at the acquisition date was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flow estimates for the future Impella ECPTM expandable catheter pump and the future OXY-1 system ECMO technology were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company used discount rates ranging from 15% to 21% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.

The carrying value of the Company’s IPR&D assets and the change in the balance for the three months ended June 30, 2020 are as follows:

(in $000's)
Balance, March 31, 2020	$14,913
Breethe, Inc. acquisition	27,000
Foreign currency translation impact	310
Balance, June 30, 2020	$42,223

The Company evaluates IPR&D assets at least annually at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on IPR&D assets.

Other Assets

The components of other assets are as follows:

	June 30, 2020	March 31, 2020
	(in $000's)
Investment in Shockwave Medical	$79,527	$55,704
Other investments	$38,741	$38,741
Operating lease right of use asset (Note 8)	11,673	11,760
Cross currency swap (Note 6)	1,504	3,786
Other intangible assets and other assets	8,483	7,664
Total other assets	$139,928	$117,655

Investment in Shockwave Medical

The fair value of the Company’s investment in Shockwave Medical, a publicly-traded medical device company, was $79.5 million and $55.7 million as of June 30, 2020 and March 31, 2020, respectively. Amounts recorded in other income were $23.8 million and $39.7 million for the three months ended June 30, 2020 and 2019, respectively.

Other Investments

The carrying value of the Company’s portfolio of other investments and the change in the balance for the three months ended June 30, 2020 and 2019 are as follows:

	For the Three Months Ended June 30,
	2020	2019
	(in $000's)
Beginning balance	$38,741	$24,584
Additions	2,000	2,000
Reclassification	(2,000)	—
Change in fair value, net	—	—
Ending balance	$38,741	$26,584

Other Intangible Assets and Other

Included within other intangible assets and other is $4.1 million related to license manufacturing rights to certain technology from third parties. These intangible assets are classified with other assets in the Company’s consolidated balance sheet and are amortized over their useful life of 15 years.

Note 9. Leases

The following table presents supplemental balance sheet information related to our operating leases:

	June 30, 2020	March 31, 2020
	(in $000's)
Assets
Operating lease right-of-use assets in other assets	$11,673	$11,760
Liabilities
Operating lease liabilities in other current liabilities	3,751	3,671
Operating lease liabilities in other long-term liabilities	8,366	8,549
Total operating lease liabilities	$12,117	$12,220

Expense charged to operations under operating leases was $1.7 million and $1.1 million during the three months ended June 30, 2020 and 2019, respectively. Short-term lease expenses were not material.

Maturities of lease liabilities as of June 30, 2020 are as follows:

(in thousands, except lease term and discount rate)

Fiscal Years Ended March 31,
2021	$3,133
2022	2,956
2023	1,844
2024	1,734
2025	1,547
Thereafter	2,002
Total minimum lease payments	13,216
Less: imputed interest	(1,099)
Present value of operating lease liabilities	$12,117

Weighted average remaining lease term	5.05

Weighted average discount rate	3.15%

Note 10. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2020	March 31, 2020
	(in $000's)
Employee compensation	$22,544	$32,273
Sales and income taxes	22,329	21,641
Research and development	4,225	5,749
Professional, legal, and accounting fees	1,964	6,880
Warranty	1,626	1,818
Marketing	1,102	1,705
Other	4,641	5,041
	$58,431	$75,107

The accrual for employee compensation consists primarily of accrued bonuses, commissions, employee benefits and payroll taxes (on equity awards) at June 30, 2020 and March 31, 2020.

Note 11. Stockholders’ Equity

Class B Preferred Stock

The Company has authorized 1,000,000 shares of Class B Preferred Stock, $.01 par value, of which the board of directors can set the designation, rights and privileges. No shares of Class B Preferred Stock have been issued or are outstanding.

Stock Repurchase Program

In August 2019, the Company’s Board of Directors authorized a stock repurchase program for up to $200.0 million of shares of its common stock. Under this stock repurchase program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company is funding the stock repurchase program with its available cash and marketable securities. During the three months ended June 30, 2020, the Company has repurchased a total of 67,649 shares for $11.3 million under the stock repurchase program. The remaining authorization under the stock repurchase program was $103.8 million as June 30, 2020.

The following table provides stock repurchase activities during the quarter:

	For the Three Months Ended June 30,
	2020	2019
Shares repurchased	67,649	—
Average price per share	$167.19	—
Value of shares repurchased (in millions)	$11.3	—

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), are as follows (in thousands):

	Three Months Ended June 30, 2020
	Foreign Currency Translation Gains (Losses)	Unrealized Gains on Investments	Gains (Losses) on Derivative Instruments	Total
Balance, April 1, 2020	(16,860)	1,672	3,999	(11,189)
Other comprehensive income (loss)	1,360	1,755	(461)	2,654
Balance, June 30, 2020	(15,500)	3,427	3,538	(8,535)

	Three Months Ended June 30, 2019
	Foreign Currency Translation Gains (Losses)	Unrealized Gains on Investments	Gains (Losses) on Derivative Instruments	Total
Balance, April 1, 2019	(15,028)	339	—	(14,689)
Other comprehensive income (loss)	2,334	600	—	2,934
Balance, June 30, 2020	(12,694)	939	—	(11,755)

Note 12. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	2020	2019
	(in $000's)
Cost of product revenue	$705	$841
Research and development	1,442	1,883
Selling, general and administrative	7,151	10,397
	$9,298	$13,121

Stock Options

The following table summarizes the stock option activity for the three months ended June 30, 2020:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at beginning of period	869	$112.03	5.30
Granted	64	220.13
Exercised	(31)	32.12
Cancelled and expired	(4)	238.28
Outstanding at end of period	898	$121.95	5.53	$119,849
Exercisable at end of period	707	$87.62	4.60	$116,169
Options vested and expected to vest at end of period	896	$121.96	5.53	$119,698

Stock options generally vest and become exercisable annually over three years. The remaining unrecognized stock-based compensation expense for unvested stock option awards at June 30, 2020 was approximately $15.3 million and the estimated weighted-average period over which this cost will be recognized is 2.0 years.

The aggregate intrinsic value of stock options exercised was $5.0 million for the three months ended June 30, 2020. The total cash received as a result of employee stock option exercises for the three months ended June 30, 2020 was approximately $1.0 million.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair values and weighted average assumptions used in the calculation of fair value of options granted during the three months ended June 30, 2020 and 2019 was as follows:

	For the Three Months Ended June 30,
	2020	2019
Weighted average grant-date fair value	$75.75	$96.30

Valuation assumptions:
Risk-free interest rate	0.31%	2.03%
Expected option life (years)	4.22	4.14
Expected volatility	42.8%	42.3%

Restricted Stock Units

The following table summarizes activity of restricted stock units for the three months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)
Restricted stock units at beginning of period	320	$263.92
Granted	164	247.01
Vested	(124)	229.22
Forfeited	(100)	267.72
Restricted stock units at end of period	260	$268.13

Restricted stock units generally vest annually over three years. The remaining unrecognized compensation expense for outstanding restricted stock units, including performance and market-based awards, as of June 30, 2020 was $59.0 million and the estimated weighted-average period over which this cost will be recognized is 2.4 years.

The weighted average grant-date fair value for restricted stock units granted during the three months ended June 30, 2020 was $247.01. The total fair value of restricted stock units vested during the three months ended June 30, 2020 was $23.3 million.

Performance-Based Awards

In May 2020, performance-based awards of restricted stock units for the potential issuance of up to 61,674 shares of common stock were issued to certain executive officers and employees, which vest upon achievement of prescribed service milestones by the award recipients and the achievement of prescribed performance milestones by the Company. As of June 30, 2020, the Company is recognizing compensation expense based on the probable outcomes related to the prescribed performance targets on the outstanding awards.

Market-Based Awards

In June 2020, the Company awarded certain executive officers and employees a total of up to 61,562 market-based restricted stock units. These restricted stock units will vest and result in the issuance of shares of common stock based on continuing employment and the relative ranking of the total shareholder return (“TSR”) of the Company’s common stock in relation to the TSR of twenty peer companies over a two-year and three-year performance period based on a comparison of average closing stock prices during the 20 trading days prior to the first day of the performance period, reinstated dividends during each performance period and the average closing stock prices during the final 20 trading days of each performance period. The actual number of market-based restricted stock units that may be earned can range from 0% to 200% of the target number of shares. Additionally, the payout percentage is further adjusted based on the Company’s performance relative to the constituents of the S&P 500 Index on the first day of the performance period that are still actively trading on the last day of each performance period.  The restricted stock units will vest following the end of the two-year and three-year performance period, respectively.

The Company used a Monte-Carlo simulation model to estimate the grant-date fair value of the TSR restricted stock units. The fair value related to these awards are recorded as compensation expense over the period from date of grant to May 2022 and May 2023, respectively, regardless of the actual TSR outcome reached.

The table below sets forth the assumptions used to value the awards and the estimated grant-date fair value:

Risk-free interest rate	0.2%
Expected volatility	35.5%
Dividend yield	—
Remaining performance period (years)	1.9 - 2.9
Estimated fair value per share	$347.05 - $349.28
Target performance (number of shares)	30,781

Note 13. Income Taxes

The Company’s income tax provision was $16.5 million for the three months ended June 30, 2020, and the income tax provision was $14.2 million for the three months ended June 30, 2019. The Company’s effective tax rate was 27.0% and 13.8% for the three months ended June 30, 2020 and 2019, respectively. The Company’s U.S. federal statutory corporate income tax rate of 21% was applied in the computation of the income tax provision for the three months ended June 30, 2020 and 2019.

The significant differences between the statutory income tax rate and effective income tax rate for the three months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,
	2020	2019
Statutory income tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Excess tax benefits from stock-based awards	(0.9)	(12.4)
Credits	(1.9)	(1.6)
State taxes, net	3.9	3.4
Permanent differences	5.0	1.9
Other	(0.1)	1.4
Effective tax rate	27.0%	13.8%

The Company recognizes excess tax benefits and shortfalls in the income tax provision as discrete items in the period in which restricted stock units vest or stock option exercises occur. The Company recognized excess tax benefits associated with stock-based awards of $0.5 million and $12.8 million as an income tax benefit for the three months ended June 30, 2020 and 2019, respectively. These recognized excess tax benefits resulted from restricted stock units that vested or stock options that were exercised during each period. The amount of future excess tax benefits or shortfalls will likely fluctuate from period to period based on the price of the Company’s stock, the number of restricted stock units that vest or stock options that are exercised, and the fair value assigned to such stock-based awards under U.S. GAAP.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The outcome of these audits cannot be predicted with certainty. The Company’s management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the Company’s provision for income taxes. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. The Company’s most recent income tax audits were in the U.S. relating to fiscal year 2016 and in Germany, which covered fiscal years 2012 through 2015. These audits did not materially impact our financial statements. All other tax years remain subject to examination by the federal, state and foreign tax authorities.

On March 27, 2020 the House passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and the President of the United States signed the legislation into law. The Company does not expect the provisions of the legislation to have a significant impact on the effective tax rate or the income tax payable and deferred income tax positions of the Company.

Note 14. Commitments and Contingencies

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

In September 2016, Maquet filed a response to the Company’s suit in D. Mass., including various counterclaims alleging that the Company’s Impella 2.5®, Impella CP®, Impella 5.0®, and Impella RP® heart pumps infringe certain claims of the three original issued U.S. patents (“2016 Action”). In July 2017, the Court granted a motion to add three of the four additional continuation patents to the 2016 Action.  In April 2018, the Court conducted a Markman hearing on claim interpretation. On September 7, 2018, the judge issued a Memorandum and Order on Claim Construction, where he interpreted the disputed claim terms in the case.  Maquet then filed a motion for reconsideration of the Court’s construction of one of the disputed claim terms. The motion was denied on May 22, 2019. As a result of the Court’s denial, only one of the six originally asserted patents is in dispute. The Company filed a motion for summary judgement (MSJ) for the remaining patent on September 18, 2019 (non-infringement) and April 13, 2020 (invalidity). The parties briefed the MSJ for non-infringement on November 19, 2019 and are waiting for Court’s resolution.  The Court has not set a date for trial.

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

Securities Class Action Litigation

On or about August 6, 2019, the Company received a securities class action complaint filed on behalf of a single shareholder in the U.S. District Court for the Southern District of New York (“SDNY”), on behalf of himself and persons or entities that purchased or acquired the Company’s securities between January 31, 2019 through July 31, 2019. On October 7, 2019, a similar purported class action complaint was filed by a different shareholder on behalf of himself and persons or entities that purchased or acquired the Company’s securities between November 1, 2018 and July 31, 2019.  Also, on October 7, 2019, four shareholders filed applications to be appointed lead plaintiff and for their counsel to be appointed lead counsel for the class. Two of those shareholders also filed motions to consolidate the two cases and two of the shareholders have withdrawn their applications to be lead plaintiff.

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

On June 28, 2020, the Court issued an order consolidating the two cases and appointed Local 705 International Brotherhood of Teamsters Pension Fund as the lead plaintiff and the Labaton Sucharow firm as lead counsel.  The Company and the lead plaintiff have stipulated that an amended consolidated complaint will be filed by the lead plaintiff by September 17, 2020.  The Company then intends to respond to that complaint.

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

Litigation Demand

On March 3, 2020, a shareholder sent a letter to the Board of Directors asserting that the directors of the Company made or allowed to be made misleading public statements regarding the Company’s growth. The letter relies on many of the same allegations as the securities class actions and derivative actions, and demands that the Board (i) undertake an independent investigation of the directors, (ii) bring suit against the directors on behalf of the Company, and (iii) take a number of additional affirmative actions to redress the purported wrongs. On March 30, 2020, the Company, after discussions with the Board of Directors, sent a written response to the shareholder’s counsel which they responded to on June 1, 2020.  The Company then sent a further response to the shareholder’s counsel on June 15, 2020, affirming the decision to defer consideration of the litigation demand pending further developments in the securities class action suit.

The Company is unable to estimate the potential liability with respect to the various legal matters noted above. There are numerous factors that make it difficult to estimate reasonably possible loss or range of loss at this stage of the legal proceedings, including the significant number of legal and factual issues still to be resolved in the securities class action litigation, as well as in the shareholder derivative litigations.

Note 15. Segment and Enterprise Wide Disclosures

The Company operates in one business segment: the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. International sales (meaning sales outside the U.S., primarily in Europe) accounted for 18% and 15% of total revenue for the three months ended June 30, 2020 and 2019, respectively. The Company’s long-lived assets are located in the U.S., except for $48.9 million and $46.7 million at June 30, 2020 and March 31, 2020, respectively, which are located primarily in Germany.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Report, including the documents incorporated by reference in this Report, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “should,” “likely,”  “will” and other words and terms of similar meaning. Each forward-looking statement in this Report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include: the impact of the COVID-19 pandemic, efforts to contain the pandemic and resulting economic downturn on our operations and financial condition; our dependence on Impella® products for all of our revenues; our ability to successfully compete against our existing or potential competitors; the acceptance of our products by cardiac surgeons and interventional cardiologists, especially those with significant influence over medical device selection and purchasing decisions; long sales and training cycles associated with expansion into new hospital cardiac centers; reduced market acceptance of our products due to lengthy clinician training process; our ability to effectively manage our growth; our ability to successfully commercialize our products; our ability to obtain regulatory approvals and market and sell our products in certain jurisdictions; enforcement actions and product liability suits relating to off-label uses of our products; unsuccessful clinical trials or procedures relating to products under development; our ability to maintain compliance with regulatory requirements; mandatory or voluntary product recalls; shutdowns of the U.S. federal government; third-party payers’ failure to provide reimbursement of our products; changes in healthcare reimbursement systems in the U.S. and other foreign jurisdictions; our failure to comply with healthcare “fraud and abuse” laws; our failure to comply with the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations; uncertainties associated with our product development efforts; our ability to increase manufacturing capacity to support continued demand for our products; our or our vendors’ failure to achieve and maintain high manufacturing standards; our ability to attract and retain key personnel; our suppliers’ failure to provide the components we require; our ability to expand our direct sales activities into international markets; the economic effects of “Brexit”; poor performance of our distributors in the international markets; our ability to sustain profitability; our potential “ownership change” for U.S. federal income tax purposes and our limited utilization of net operating losses from prior tax years; impact of changes in tax laws, including recently enacted U.S. Tax Reform; our ability to develop and commercialize new products or acquire desirable companies, products or technologies; our failure to protect our intellectual property or develop or acquire additional intellectual property; increased risk of material product liability claims; inventory write-downs and other costs due to product quality problems; liabilities due to failure to protect the confidentiality of patient health information; disruptions of critical information systems or material breaches in the security of our systems; risks and liabilities associated with acquisitions of other companies or businesses; changes in accounting standards, tax laws and financial reporting requirements; liabilities, expenses and restrictions associated with environmental and health safety laws; changes in methods, estimates and judgments we use in applying our accounting policies; fluctuations in foreign currency exchange rates; the outcome of ongoing securities class action litigation relating to our public disclosures; and other factors discussed in Part I, Item 1A. Risk Factors of our Form 10-K for the year ended March 31, 2020 and the filings subsequently filed with or furnished to the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. Unless otherwise required by law, we undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of unanticipated events.

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

Our strategic focus and the driver of our revenue growth is the market penetration of our family of Impella® heart pumps. The Impella device portfolio, which includes the Impella 2.5®, Impella CP®, Impella 5.0®, Impella LD®, Impella 5.5® and Impella RP® devices, has supported thousands of patients worldwide. We expect that most of our product and service revenue in the near future will be from our Impella devices. Our Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5 and Impella RP devices have U.S Food and Drug Administration or FDA and CE Mark approval which allows us to market these devices in the U.S. and European Union. We expect to continue to make additional pre-market approval, or PMA supplement submissions for our Impella portfolio of devices for additional indications. Our Impella 2.5, Impella CP and Impella 5.0 devices have regulatory approval from the Ministry of Health, Labor and Welfare, or MHLW, in Japan.

COVID-19 Pandemic

In March 2020, the World Health Organization categorized the novel Coronavirus disease 2019, or (COVID-19) as a pandemic. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. The global pandemic has adversely impacted and is likely to further adversely impact our business and markets, including our workforce and operations and the operations of our customers, suppliers, and business partners. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, have already created significant negative economic impacts on a global basis.

Due to these impacts and measures, we have experienced, and may continue to experience, significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of COVID-19. In addition, our customers may delay, cancel, or redirect planned purchases in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. Beginning in mid-March 2020 and continuing into the first quarter of fiscal 2021, we experienced a significant decline in patient utilization in the U.S., Europe and Japan as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. We also experienced temporary delays in clinical trial enrollment or encountered interruption or delays in the operations of FDA or other regulatory authorities due to the COVID-19 pandemic, which may impact review and approval timelines. The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, all of which are uncertain and cannot be predicted.

Impella procedure volumes have varied greatly since the end of March 2020 by geography, and even by hospital, as patients and their physicians managed through the COVID-19 pandemic. In the last few weeks of the fourth quarter of fiscal 2020, procedure volumes related to our Impella products dropped significantly. Worldwide Impella heart pump revenue was impacted by lower patient utilization in the first quarter of fiscal 2021 due to the impact of the COVID-19 pandemic on elective medical procedures, surgeries and fewer patients seeking treatment at hospitals. Total revenue for the three months ended June 30, 2020 decreased by $42.8 million, or 21%, to $164.9 million from $207.7 million for the three months ended June 30, 2019. The decrease in total revenue was due to lower utilization caused by the impact of COVID-19 on hospitals in the first quarter of fiscal 2021.

During the first quarter of fiscal 2021, patient procedure volume trends began to improve gradually over the course of the quarter as both demand for procedures and availability of healthcare resources began to return to more normalized, pre-COVID-19 levels. Our business was most impacted in April, in terms of the decline in patients and revenue from the shelter-in-place restrictions in a majority of countries and limitations on procedures in hospitals. We experienced sequential improvement globally in May and June as restrictions were lifted and limitations eased. In the month of June specifically, we experienced year over year growth in both patients and revenue in U.S., Germany, and Japan.

While we currently expect to see sequential quarterly improvement in the remainder of fiscal 2021, the COVID-19 pandemic remains fluid and continues to evolve differently across various geographies. We believe we are likely to continue to experience variable impacts on our business based on some of the resurgence that occurring in cities across the globe. Given the uncertainty, we cannot reliably estimate the extent to which the COVID-19 pandemic may continue to impact patient utilization and revenues of our products in the second quarter of fiscal 2021 and beyond.

During these challenging times, our priorities have been to support our clinician partners, protect the well-being of our employees, and maintain continuous access to our life-saving technologies while offering front-line in-hospital support. We have also taken proactive actions to mitigate the business impact of COVID-19 on our financial operations. These actions taken to date include temporary salary reductions and furloughs for certain employees, a hold on most hiring, eliminating non-critical consultants, contractors, and temporary workers, reducing discretionary spending, travel restrictions and implementing alternate work schedules for the Aachen and Danvers production teams. These actions are designed to preserve full-time jobs, preserve cash and retain the ability to ramp up quickly when demand returns, while at the same time continuing to invest in innovation.

We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including its impact on our customers, employees, suppliers, vendors, business partners and distribution channels. The extent to which the COVID-19 global pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict; these developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations.

Acquisition of Breethe, Inc.

We acquired Breethe, Inc. (“Breethe”), a Maryland corporation, on April 24, 2020. Breethe is engaged in research and development of a novel extracorporeal membrane oxygenation (“ECMO”) system that we expect will complement and expand our product portfolio to more comprehensively serve the needs of patients whose lungs can no longer provide sufficient oxygenation, including some patients suffering from cardiogenic shock or respiratory failure, such as ARDS, H1N1, SARS, or COVID-19. We acquired Breethe for $55.0 million in cash, with additional potential payouts up to a maximum of $55.0 million payable based on the achievement of certain technical, regulatory and commercial milestones. An application for 510(k) clearance was submitted to the FDA in January 2020 and we anticipate receiving approval of this submission in fiscal 2021.

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

Our Impella 2.5 device has FDA and CE Mark which allows us to market these devices in the U.S. and European Union. We expect to continue to make additional pre-market approval, or PMA supplement submissions for our Impella portfolio of devices for additional indications. Our Impella 2.5, Impella CP and Impella 5.0 devices have regulatory approval from the Ministry of Health, Labor and Welfare, or MHLW, in Japan. The Impella 2.5 device also has Health Canada approval which allows us to market the device in Canada.

Impella CP®

The Impella CP device provides blood flow of approximately one liter more per minute than the Impella 2.5 device and is primarily used by either interventional cardiologists to support patients in the cath lab or by cardiac surgeons in the heart surgery suite.

Our Impella CP devices has FDA and CE Mark which allows us to market this device in the U.S. and European Union. We expect to continue to make additional pre-market approval, or PMA supplement submissions for our Impella portfolio of devices for additional indications. In March 2019, we received PMDA approval from MHLW for our Impella CP heart pump in Japan.  We began selling the Impella CP heart pump in Japan in fiscal 2020.

In April 2019, the FDA approved the initiation of the STEMI DTU pivotal randomized controlled trial. The prospective, multi-center, two-arm trial plans to enroll 668 patients undergoing treatment for a STEMI heart attack at up to 60 sites. Half the patients will be randomized to receive delayed reperfusion after 30 minutes of left ventricular unloading with the Impella CP. The other half will receive immediate reperfusion, the current standard of care. The trial will test the hypothesis that unloading the left ventricle for 30 minutes prior to reperfusion will reduce myocardial damage from a heart attack and lead to a reduction in future heart failure related events. The trial allows for an adaptive design, which permits adjustments to the study sample size after an interim analysis. We began the trial in the third quarter of fiscal 2020. In light of the ongoing COVID-19 pandemic and the related challenges presented to medical providers, we temporarily paused the trial in March 2020. We resumed the trial in the first quarter of fiscal 2021 and we estimate that it will take three to four years to complete enrollment.

Impella 5.0® and Impella LD®

The Impella 5.0 and Impella LD devices are percutaneous micro heart pumps with integrated motors and sensors for use primarily in the heart surgery suite. These devices are designed to support patients who require higher levels of circulatory support as compared to the Impella 2.5.

Our Impella 5.0 and Impella LD devices have FDA and CE Mark which allows us to market these devices in the U.S. and European Union. We expect to continue to make additional pre-market approval, or PMA supplement submissions for our Impella portfolio of devices for additional indications. Our Impella 5.0 devices have regulatory approval from the Ministry of Health, Labor and Welfare, or MHLW, in Japan.

Impella 5.5®

The Impella 5.5 device is designed to be a percutaneous micro heart pump with integrated motors and sensors. Impella 5.5 delivers peak flows of greater than six liters per minute. The Impella 5.5 has a motor housing that is thinner and 45% shorter than the Impella 5.0 and it improves ease of pump insertion through the vasculature.

In September 2019, the Impella 5.5 device received a PMA from the FDA for safety and efficacy in the therapy of cardiogenic shock for up to 14 days in the U.S. The Impella 5.5 pump was introduced in the U.S. through a controlled rollout at hospitals with established heart recovery protocols beginning in fiscal 2020. Impella 5.5 received CE marking approval in Europe in April 2018 and was introduced in Europe through a similar controlled rollout. We are also targeting a submission to the PMDA in Japan in fiscal 2021. The adoption of the Impella 5.5 device may lessen the utilization of Impella 5.0 and Impella LD at certain sites.

Impella RP®

The Impella RP is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of blood flow per minute and is intended to provide the flow and pressure needed to compensate for right side heart failure. Our Impella RP device has FDA and CE Mark which allows us to market these devices in the U.S. and European Union. The Impella RP is the first percutaneous single access heart pump designed for right heart support to receive FDA approval. The Impella RP device is approved to provide support of the right heart during times of acute failure for certain patients who have received a left ventricle assist device or have suffered heart failure due to AMI, a failed heart transplant, or following open heart surgery. We expect to continue to make additional pre-market approval, or PMA supplement submissions for our Impella portfolio of devices for additional indications.

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

Impella Connect®

Impella Connect is a cloud-based technology that enables secure, cloud-based, remote viewing of the Automated Impella Controller, or AIC, for physicians and hospital staff from anywhere with internet connectivity. The Impella Connect is intended to provide enhanced monitoring capability, reduce setup time and improve ease of use for physicians. We began a controlled roll-out of Impella Connect at certain hospital sites during fiscal 2020 and plan to transition the majority of our customers in fiscal 2021.

Our Product Pipeline

Breethe OXY-1 System

The OXY-1 System is a portable external respiratory assistance device that we acquired as part of the Breethe, Inc. acquisition. The OXY-1 System takes venous blood from the patient, removes carbon dioxide and adds oxygen much like a human lung, and returns the oxygenated blood safely back to the patient. An application for 510(k) clearance was submitted to the FDA in January 2020 and we anticipate receiving approval of this submission in fiscal 2021.

Impella ECP™

The Impella ECP pump is designed for blood flow of greater than three liters per minute. It is intended to be delivered on a standard sized catheter and will include an expandable inflow in the left ventricle. We expect to begin patient enrollment later in calendar year 2020, subject to our ability to do so under the circumstances of the ongoing or any future outbreak of COVID-19. The Impella ECP pump is still in development and has not been approved for commercial use or sale.

Impella XR Sheath™

The Impella XR Sheath is a sheath designed to expand and recoil to all for ease of use upon insertion of an Impella heart pump and minimize the size of the arteriotomy. The Impella XR Sheath device is still in development and has not been approved for commercial use or sale. We expect to submit an application for FDA 510(k) clearance in fiscal 2021, subject to our ability to do so under the circumstances of the ongoing or any future outbreak of COVID-19.

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

Critical Accounting Policies and Estimates

Other than the accounting policy changes discussed in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our consolidated financial statements, which is incorporated herein by reference, there have been no significant changes in our critical accounting policies during the three months ended June 30, 2020, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Recently Issued Accounting Pronouncements Not Yet Effective

Information regarding recent accounting pronouncements is included in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our consolidated financial statements and is incorporated herein by reference.

Results of Operations for the Three Months Ended June 30, 2020 compared with the Three Months Ended June 30, 2019

The following table sets forth certain condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	For the Three Months Ended June 30,
	2020	2019
Revenue	100.0%	100.0%
Costs and expenses as a percentage of total revenue:
Cost of revenue	21.8	17.9
Research and development	16.0	11.5
Selling, general and administrative	41.5	41.5
Total costs and expenses	79.3	70.8
Income from operations	20.7	29.2
Other income and income tax provision, net	(6.4)	(13.6)
Net income as a percentage of total revenue	27.0%	42.8%

Revenue

The following table disaggregates the Company’s revenue by products and services:

	For the Three Months Ended June 30,
	2020	2019
	(in $000's)
Impella product revenue	$155,417	$199,864
Service and other revenue	9,433	7,802
Total revenue	$164,850	$207,666

The following table disaggregates the Company’s revenue by geographical location:

	For the Three Months Ended June 30,
	2020	2019
	(in $000's)
U.S. revenue	$134,725	$175,486
International revenue	30,125	32,180
Total revenue	$164,850	$207,666

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5, Impella RP and Impella AIC product sales and related accessories. Service and other revenue represents revenue earned on service maintenance contracts and preventative maintenance calls.

Total Revenue

Total revenue for the three months ended June 30, 2020 decreased by $42.8 million, or 21%, to $164.9 million from $207.7 million for the three months ended June 30, 2019. The decrease in total revenue was due to lower Impella product revenue from lower utilization of Impella products caused by the impact of COVID-19 reducing hospital procedures in the first quarter of fiscal 2021, primarily in in the U.S and Europe.

Impella Product Revenue

Impella product revenue for the three months ended June 30, 2020 decreased by $44.5 million, or 22%, to $155.4 million from $199.9 million for the three months ended June 30, 2019. Most of the decrease in Impella product revenue was in the U.S. from the impact of COVID-19. Impella product revenue outside of the U.S. also decreased primarily due to lower utilization in Germany. We expect revenue from our Impella devices to increase sequentially each quarter with our recent PMA approvals in the U.S. and our continued controlled launch of Impella devices outside of the U.S., with a primary focus on Germany and Japan.

Impella procedure volumes have varied greatly since the end of March 2020 by geography, and even by hospital, as patients and their physicians managed through the COVID-19 pandemic. In the last few weeks of the fourth quarter of fiscal 2020, procedure volumes related to our Impella products dropped significantly. Worldwide Impella heart pump revenue was impacted by lower patient utilization in the first quarter of fiscal 2021 due to the impact of the COVID-19 pandemic on elective medical procedures, surgeries and fewer patients seeking treatment at hospitals.

During the first quarter of fiscal 2021, patient procedure volume trends began to improve gradually over the course of the quarter as both demand for procedures and availability of healthcare resources began to return to more normalized, pre-COVID-19 levels. Our business was most impacted in April, in terms of the decline in patients and revenue from the shelter-in-place restrictions in a majority of countries and limitations on procedures in hospitals. We experienced sequential improvement globally in May and June as restrictions were lifted and limitations eased. In the month of June specifically, we experienced year over year growth in both patients and revenue in U.S., Germany, and Japan.

While we currently expect to see sequential quarterly improvement in the remainder of fiscal 2021, the COVID-19 pandemic remains fluid and continues to evolve differently across various geographies. We believe we are likely to continue to experience variable impacts on our business based on some of the resurgence that occurring in cities across the globe. Given the uncertainty, we cannot reliably estimate the extent to which the COVID-19 pandemic may continue to impact patient utilization and revenues of our products in the second quarter of fiscal 2021 and beyond.

Service and Other revenue

Service and other revenue for the three months ended June 30, 2020 increased by $1.6 million, or 21%, to $9.4 million from $7.8 million for the three months ended June 30, 2019. The increase in service revenue was primarily due to an increase in preventative maintenance service contracts. We have expanded the number of Impella AIC consoles at many of our existing higher volume customer sites and continue to sell additional consoles to new customer sites. We expect revenue growth for service revenue to be consistent with recent history as most of these using sites in the U.S. have service contracts that normally have three-year terms.

Costs and Expenses

Cost of Revenue

Cost of revenue for the three months ended June 30, 2020 decreased by $1.1 million, or 3%, to $36.0 million from $37.1 million for the three months ended June 30, 2019. Gross margin was 78.2% for the three months ended June 30, 2020 and 82.1% for the three months ended June 30, 2019.

The decrease in cost of product revenue was related to lower demand for our Impella devices and lower production volume and costs for our Impella devices. The decrease in gross margin was primarily due to lower production in the three months ended June 30, 2020 as well as costs associated with our initial launch of Impella 5.5, Impella CP SmartAssist and Impella Connect.

We expect that our ongoing investment in manufacturing capacity and the expansion of our Impella CP SmartAssist and Impella Connect platform may decrease gross margin slightly in the near future.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2020 increased by $2.6 million, or 11%, to $26.4 million from $23.8 million for three months ended June 30, 2019. The increase in research and development expenses was primarily due to product development initiatives relating to our existing and pipeline products, the Breethe OXY-1 system ECMO technology, Impella XR Sheath™ and Impella ECP™ devices, the expansion of our engineering organization, and our continued focus on quality initiatives for our Impella products, partially offset by decreases in clinical spending related to temporary delays in clinical trial enrollment due to the COVID-19 pandemic.

We expect research and development expenses to continue to increase as we continue to increase clinical spending related to our engineering initiatives to improve our existing products and develop new technologies and conduct clinical studies. In the first quarter of fiscal 2021, we started to resume patient enrollment in clinical trials that were temporarily paused at the end of the fourth quarter of fiscal 2020. Research and development expenses can fluctuate with project timing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2020 decreased by $17.7 million, or 21%, to $68.4 million from $86.1 million for the three months ended June 30, 2019. The decrease in selling, general and administrative expenses was primarily due to the proactive cost actions to mitigate the business impact of COVID-19 on our financial operations, including reducing discretionary spending, decreases in hiring, eliminating non-critical consultants and contractors, and temporary salary reductions for certain members of management. In addition, stock compensation expense was lower due to a lower number of restricted stock units granted and earned.

Despite the challenges posed by COVID-19, we expect to continue to invest on sales and marketing activities, with a particular focus on in training and education initiatives to drive utilization of our Impella devices and recovery awareness for acute heart failure patients. We also expect to continue to incur legal expenses for the foreseeable future related to ongoing patent litigation, securities class action litigation and other legal matters discussed in “Note 14. Commitment and Contingencies” to our consolidated financial statements. For the impact of COVID-19 on our business, see “COVID-19 Pandemic.”

Operating Income

Operating income for the three months ended June 30, 2020 decreased by $26.6 million, to $34.1 million, compared to $60.7 million for the three months ended June 30, 2019. Operating margin was 20.7% for the three months ended June 30, 2020 compared to 29.2% for the three months ended June 30, 2019. The decrease in operating margin was primarily due to the lower Impella product revenue and gross margin for the three months ended June 30, 2020. For the impact of COVID-19 on our business, see “COVID-19 Pandemic.”

Other Income, net

Other income, net decreased by $15.4 million, to $27.0 million for three months ended June 30, 2020, compared to $42.4 million for three months ended June 30, 2019. This decrease was primarily due to the recognition of a $23.8 million gain from our investment in Shockwave Medical during the three months ended June 30, 2020, compared to a $39.7 million gain for the three months ended June 30, 2019.

Income Tax Provision

Our income tax provision was $16.5 million and $14.2 million for the three months ended June 30, 2020 and 2019, respectively. Our effective income tax rate was 27.0% and 13.8% for the three months ended June 30, 2020 and 2019, respectively. The increase in the effective income tax rate was due primarily to lower excess tax benefits recognized associated with stock-based awards of $0.5 million and $12.8 million as an income tax benefit for three months ended June 30, 2020 and 2019 respectively. These recognized excess tax benefits resulted from restricted stock units that vested or stock options that were exercised during the three months ended June 30, 2020 and 2019, respectively.

Net Income

For the three months ended June 30, 2020, net income was $44.6 million, or $0.99 per basic share and $0.98 per diluted share, compared to $88.9 million, or $1.97 per basic share and $1.93 per diluted share, for three months ended June 30, 2019.

Net income for the three months ended June 30, 2020 included excess tax benefits related to stock-based awards of $0.5 million, or $0.01 per basic share and $0.01 per diluted share, and a $17.9 million unrealized gain, net of tax, or $0.39 per diluted share, related to our investment in Shockwave Medical. Net income for the three months ended June 30, 2019 included excess tax benefits related to stock-based awards of $12.8 million, or $0.28 per basic share and $0.28 per diluted share, and a $30.0 million unrealized gain, net of tax, or $0.65 per diluted share, related to our investment in Shockwave Medical.

Liquidity and Capital Resources

At June 30, 2020, our total cash, cash equivalents and marketable securities totaled $597.0 million, a decrease of $53.9 million compared to $650.9 million at March 31, 2020. The decrease in our cash, cash equivalents and marketable securities during the three months ended June 30, 2020 was primarily due to the acquisition of Breethe, Inc., payment of annual bonuses, taxes paid related to net settlement of vesting of stock awards during the period and purchases of property and equipment, partially offset by cash flows provided by operating activities.

Following is a summary of our cash flow activities:

	For the Three Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$31,759	$64,628
Net cash provided by (used for) by investing activities	13,756	(45,937)
Net cash used for financing activities	(20,156)	(39,276)
Effect of exchange rate changes on cash	(2,873)	612
Net decrease in cash and cash equivalents	$22,486	$(19,973)

Cash Provided by Operating Activities

For the three months ended June 30, 2020, cash provided by operating activities consisted of net income of $44.6 million, adjustments for non-cash items of $7.2 million and cash used in working capital of $20.0 million. As discussed above, the change in net income was primarily due to lower excess tax benefits and lower revenue from decreased utilization of our Impella devices and partially offset by our gain from our investment in Shockwave Medical. Adjustments for non-cash items consisted primarily of $9.3 million of stock-based compensation expense, $12.9 million in deferred tax provision, $5.5 million of depreciation and amortization expense, $1.7 million in inventory and other write-downs, and $0.1 million in accretion on marketable securities. The change in cash from working capital included a $3.0 million decrease in accounts receivable due to timing of collections, a $0.2 million increase in inventory to support demand for our Impella devices, a $24.0 million decrease in accounts payable and accrued expenses primarily due to payment of annual bonuses during the quarter ended June 30, 2020, and a $0.7 million increase in deferred revenue.

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

Cash Provided by (Used for) Investing Activities

For the three months ended June 30, 2020, net cash provided by investing activities primarily consisted of $77.7 million in proceeds from the sale of marketable securities (net of purchases), partially offset by $10.0 million used in the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers and Aachen, Germany. We used $51.9 million in net cash for our acquisition of Breethe in April 2020. We also made an additional $2.0 million investment in a private medical technology company during fiscal 2021.

For the three months ended June 30, 2019, net cash used for in investing activities primarily consisted of $30.9 million in maturities (net of purchases) of marketable securities, partially offset by $12.3 million used in the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers and Aachen, Germany. We also made an additional $2.8 million investment in a private medical technology company during fiscal 2020.

Capital expenditures for fiscal 2021 are estimated to range from $30 million to $50 million, including additional capital expenditures for manufacturing capacity expansions in our Danvers and Aachen facilities, additional office space, building and leasehold improvements and information systems development projects.

Cash Used for Financing Activities

For the three months ended June 30, 2020, net cash used for financing activities included $11.3 million for the repurchase of our common stock and $9.9 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards. This amount was offset by $1.0 million in proceeds from the exercise of stock options.

For the three months ended June 30, 2019, net cash used for financing activities included $40.5 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards. This amount was offset by $1.3 million in proceeds from the exercise of stock options.

Operating Capital and Liquidity Requirements

Our sources of cash liquidity are primarily from existing cash and cash equivalents, marketable securities and cash flows from operations. At June 30, 2020, our total cash, cash equivalents, and short and long-term marketable securities totaled $597.0 million, a decrease of $53.9 million compared to $650.9 million at March 31, 2020. Marketable securities at June 30, 2020 consisted of $382.2 million held in funds that invest in U.S. Treasury securities, government-backed securities, corporate debt securities and commercial paper. We generated operating cash flows of $31.8 million and $64.6 million for three months ended June 30, 2020 and 2019, respectively. At June 30, 2020, we had no debt outstanding. We believe that our sources of liquidity are sufficient to fund the current requirements of working capital, capital expenditures, and other financial commitments for at least the next twelve months.

Our primary liquidity requirements are to fund the following: expansion of our commercial and operational infrastructures; expansion of our manufacturing capacity and office space; the procurement and production of inventory to meet customer demand for our Impella devices; creation of new product and business development initiatives, such as the recent acquisition of Breethe; ongoing commercial launch in Japan and expansion into potential new markets; expansion of the utilization of Impella Connect; increased clinical spending; legal expenses related to ongoing patent litigation and other legal matters; stock repurchases and payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards and provide for general working capital needs. To date, we have primarily funded our operations through product sales and the sale of equity securities.

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

As discussed in “COVID-19 Pandemic,” we have taken proactive actions to mitigate the business impact of COVID-19 on our financial operations. While we currently expect to see sequential quarterly improvement in the remainder of fiscal 2021, the COVID-19 pandemic remains fluid and continues to evolve differently across various geographies. We believe we are likely to continue to experience variable impacts on our business based on some of the resurgence that occurring in cities across the globe. Given the uncertainty, we cannot reliably estimate the extent to which the COVID-19 pandemic may continue to impact patient utilization and revenues of our products in the second quarter of fiscal 2021 and beyond.

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

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated condensed financial statements. Other items are not recognized as liabilities in our consolidated condensed financial statements but are required to be disclosed. There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of our fiscal year ending March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, beginning in mid-March 2020 and through the first quarter of fiscal 2021, certain of our employees began working remotely.  As a result of these changes to the working environment we have not identified any material changes in our internal control over financial reporting.  We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures and could impair our business and results of operations. Material legal proceedings are discussed in “Note 14. Commitments and Contingencies” to our condensed consolidated financial statements and such information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2020, which could materially affect our business, financial condition or future results. As of the date of this Report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable
(b)	Not applicable
(c)

The following table provides information about our repurchases of shares of our common stock during the quarter ended June 30, 2020. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value Maximum of Shares that May Yet Be Purchased Under the Plans or Programs (in $000's) (2)
April 1- 30, 2020	48,448	159.02	48,448	107,415
May 1-31, 2020	19,201	187.79	19,201	103,809
June 1-30, 2020	—	—	—	103,809
Total	67,649	$167.19	67,649	$103,809

(1)	Our policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date.
(2)	Represents to approximate dollar value of shares that could have been purchased at the end of the month.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation		S-3	September 29, 1997	3.1

3.2	Amended & Restated By-Laws, as Amended and Restated February 4, 2020		10-K	May 21, 2020 (File No. 001-09585)	3.2

3.3	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000		8-K	March 21, 2007 (File No. 001-09585)	3.4

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer	X

32.1	Section 1350 certification	X

101

The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and March 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2020 and 2019; and (v) Notes to Condensed Consolidated Financial Statements.

		X

104	Cover page from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL and contained in Exhibit 101	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: August 6, 2020	/s/ TODD A. TRAPP
Todd A. Trapp
Vice President and Chief Financial Officer
(Authorized Signatory)