Form 10-Q
period 2020-09-30
ABIOMED INC
filed 2020-11-06
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 22, 2020, 45,189,883 shares of the registrant’s common stock, $.01 par value, were outstanding.

EXPLANATORY NOTES

Pending Trademarks and Registered Marks

Throughout this quarterly report on Form 10-Q (“this Report”), we refer to various trademarks, service marks and trade names that we use in our business. Abiomed, Impella, Impella 2.5, Impella 5.0, Impella LD, Impella CP, Impella RP, Impella 5.5, Impella Connect, and SmartAssist are registered trademarks of Abiomed, Inc., and are registered in the U.S. and certain foreign countries. Impella ECP, Impella XR Sheath, Impella BTR, CVAD, STEMI DTU, Automated Impella Controller and Abiomed Breethe OXY-1 System are pending trademarks of Abiomed, Inc. Other trademarks and service marks appearing in this Report are the property of their respective holders.

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

PART I. FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	September 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$202,241	$192,341
Short-term marketable securities	330,843	250,775
Accounts receivable, net	80,909	84,650
Inventories	83,209	90,088
Prepaid expenses and other current assets	19,419	18,009
Total current assets	716,621	635,863
Long-term marketable securities	202,613	207,795
Property and equipment, net	175,582	164,931
Goodwill	78,122	31,969
In-process research and development	42,895	14,913
Deferred tax assets	29,547	43,336
Other assets	82,594	117,655
Total assets	$1,327,974	$1,216,462
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,734	$32,774
Accrued expenses	57,227	75,107
Deferred revenue	21,314	19,147
Other current liabilities	4,938	4,857
Total current liabilities	105,213	131,885
Contingent consideration	24,417	9,000
Deferred tax liabilities	4,251	806
Other long-term liabilities	11,684	9,305
Total liabilities	145,565	150,996
Commitments and contingencies (Note 14)
Stockholders' equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	452	451
Authorized - 100,000,000 shares; Issued - 47,847,023 shares at September 30, 2020 and 47,542,061 shares at March 31, 2020
Outstanding - 45,189,883 shares at September 30, 2020 and 45,008,687 shares at March 31, 2020
Additional paid in capital	767,527	739,133
Retained earnings	709,283	602,482
Treasury stock at cost - 2,657,140 shares at September 30, 2020 and 2,533,374 shares at March 31, 2020	(287,654)	(265,411)
Accumulated other comprehensive loss	(7,199)	(11,189)
Total stockholders' equity	1,182,409	1,065,466
Total liabilities and stockholders' equity	$1,327,974	$1,216,462

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
Revenue	$209,764	$204,974	$374,614	$412,640
Costs and expenses:
Cost of revenue	38,736	34,867	74,719	71,940
Research and development	30,525	23,969	56,882	47,759
Selling, general and administrative	79,167	85,956	147,611	172,034
	148,428	144,792	279,212	291,733
Income from operations	61,336	60,182	95,402	120,907
Other income (expense):
Investment income, net	1,822	2,932	4,219	5,981
Other income (expense), net	9,757	(45,756)	34,370	(6,392)
	11,579	(42,824)	38,589	(411)
Income before income taxes	72,915	17,358	133,991	120,496
Income tax provision	10,702	4,287	27,190	18,502
Net income	$62,213	$13,071	$106,801	$101,994

Basic net income per share	$1.38	$0.29	$2.37	$2.25
Basic weighted average shares outstanding	45,104	45,319	45,057	45,267

Diluted net income per share	$1.36	$0.28	$2.34	$2.22
Diluted weighted average shares outstanding	45,661	45,912	45,609	46,031

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
Net income	$62,213	$13,071	$106,801	$101,994
Other comprehensive income (loss):
Foreign currency translation gains (losses)	2,416	(5,716)	3,776	(3,382)
Unrealized losses on derivative instrument	(266)	—	(726)	—
Net unrealized (losses) gains on marketable securities	(814)	(85)	940	515
Other comprehensive income	1,336	(5,801)	3,990	(2,867)

Comprehensive income	$63,549	$7,270	$110,791	$99,127

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, April 1, 2020	45,008,687	$451	2,533,374	$(265,411)	$739,133	$602,482	$(11,189)	$1,065,466
Restricted stock units issued	124,749	1	—	—	(1)	—	—	—
Stock options exercised	31,488	—	—	—	1,010	—	—	1,010
Return of common stock to pay withholding taxes on restricted stock	(52,515)	—	52,515	(9,857)	—	—	—	(9,857)
Stock compensation expense	—	—	—	—	9,298	—	—	9,298
Stock repurchase program	(67,649)	(1)	67,649	(11,309)	—	—	—	(11,310)
Other comprehensive income	—	—	—	—	—	—	2,654	2,654
Net income	—	—	—	—	—	44,588	—	44,588
Balance, June 30, 2020	45,044,760	$450	2,653,538	$(286,577)	$749,440	$647,070	$(8,535)	$1,101,848
Restricted stock units issued	11,554	—	—	—	—	—	—	—
Stock options exercised	121,066	1	—	—	4,544	—	—	4,545
Return of common stock to pay withholding taxes on restricted stock	(3,602)	—	3,602	(1,077)	—	—	—	(1,077)
Stock issued under employee stock purchase plan	16,105	1	—	—	1,978	—	—	1,979
Stock compensation expense	—	—	—	—	11,565	—	—	11,565
Other comprehensive income	—	—	—	—	—	—	1,336	1,336
Net income	—	—	—	—	—	62,213	—	62,213
Balance, September 30, 2020	45,189,883	$452	2,657,140	$(287,654)	$767,527	$709,283	$(7,199)	$1,182,409

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, April 1, 2019	45,122,985	$451	1,903,241	$(138,852)	$690,507	$399,473	$(14,689)	$936,890
Restricted stock units issued	373,430	4	—	—	(4)	—	—	—
Stock options exercised	36,289	1	—	—	1,260	—	—	1,261
Return of common stock to pay withholding taxes on restricted stock	(158,426)	(2)	158,426	(40,534)	—	—	—	(40,536)
Stock compensation expense	—	—	—	—	13,121	—	—	13,121
Other comprehensive income	—	—	—	—	—	—	2,934	2,934
Net income	—	—	—	—	—	88,923	—	88,923
Balance, June 30, 2019	45,374,278	$454	2,061,667	$(179,386)	$704,884	$488,396	$(11,755)	$1,002,593
Restricted stock units issued	12,039	—	—	—	—	—	—	—
Stock options exercised	21,268	—	—	—	1,445	—	—	1,445
Return of common stock to pay withholding taxes on restricted stock	(3,363)	—	3,363	(668)	—	—	—	(668)
Stock issued under employee stock purchase plan	15,659	—	—	—	2,368	—	—	2,368
Stock compensation expense	—	—	—	—	13,323	—	—	13,323
Stock repurchase program	(180,929)	(2)	180,929	(34,872)	—	—	—	(34,874)
Other comprehensive loss	—	—	—	—	—	—	(5,801)	(5,801)
Net income	—	—	—	—	—	13,071	—	13,071
Balance, September 30, 2019	45,238,952	$452	2,245,959	$(214,926)	$722,020	$501,467	$(17,556)	$991,457

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended September 30,
	2020	2019
Operating activities:
Net income	$106,801	$101,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,137	9,052
Bad debt (recoveries) expense	(373)	152
Stock-based compensation	20,863	26,445
Write-down of inventory and other	3,122	2,157
Accretion on marketable securities	473	(2,276)
Change in fair value of other investments	(33,872)	5,943
Deferred tax provision	14,187	10,195
Change in fair value of contingent consideration	2,117	661
Other non-cash operating activities	2,008	2,177
Changes in assets and liabilities:
Accounts receivable	4,767	(3,828)
Inventories	6,071	(12,204)
Prepaid expenses and other assets	1,744	(4,077)
Accounts payable	(10,128)	781
Accrued expenses and other liabilities	(21,988)	(1,268)
Deferred revenue	2,039	2,983
Net cash provided by operating activities	108,968	138,887
Investing activities:
Purchases of marketable securities	(294,558)	(268,485)
Proceeds from the sale and maturity of marketable securities and other	220,197	262,881
Purchases of other investments and intangible assets	(3,100)	(7,800)
Acquisition of Breethe Inc., net of cash acquired	(52,183)	—
Proceeds from sales of Shockwave Medical securities	67,882	—
Purchases of property and equipment	(19,552)	(24,607)
Net cash used for investing activities	(81,314)	(38,011)
Financing activities:
Proceeds from the exercise of stock options	5,555	2,706
Taxes paid related to net share settlement upon vesting of stock awards	(10,934)	(41,206)
Repurchase of common stock	(11,310)	(34,873)
Proceeds from the issuance of stock under employee stock purchase plan	1,978	2,368
Net cash used for financing activities	(14,711)	(71,005)
Effect of exchange rate changes on cash and cash equivalents	(3,043)	(613)
Net increase in cash and cash equivalents	9,900	29,258
Cash and cash equivalents at beginning of period	192,341	121,021
Cash and cash equivalents at end of period	$202,241	$150,279

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$25,254	$6,349
Supplemental disclosure of non-cash activities:
Contingent consideration related to the acquisition of Breethe, Inc.	13,300	—
Property and equipment in accounts payable and accrued expenses	1,244	3,825
Right-of-use assets obtained in exchange for lease liabilities	193	14,513

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

There have been no changes in the Company’s significant accounting policies for the three and six months ended September 30, 2020 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 that has been filed with the SEC.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates.

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, continue to create significant negative economic impacts on a global basis. The extent of the impact of the COVID-19 pandemic on the Company's business remains uncertain and difficult to predict, as the response to the pandemic continues to evolve.

Beginning in mid-March 2020 and continuing into the first quarter of fiscal 2021, the Company experienced a significant decline in patient utilization in the U.S., Europe and Japan as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. The Company’s business was most impacted in April 2020, in terms of the decline in patients and revenue from the shelter-in-place restrictions in a majority of countries and limitations on procedures in hospitals. The Company experienced sequential quarterly improvement globally through the second quarter of fiscal 2021 as restrictions were lifted and limitations eased. In the second quarter of fiscal 2021, patient procedure volume trends have improved gradually as both demand for procedures and availability of healthcare resources improved during the summer months.

While the Company currently expects to see sequential quarterly improvement in the remainder of fiscal 2021, the COVID-19 pandemic remains fluid and continues to evolve differently across various geographies. The Company believes it is likely to continue to experience variable impacts on its business based on some of the resurgence that is now occurring in cities across the globe.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326).” This new standard requires financial instruments to be measured at amortized cost, and accounts receivables to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The Company adopted this standard in the first quarter of fiscal 2021 and it did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350).” This new standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which required companies to estimate the implied fair value of goodwill and recognize an impairment charge by the amount in which the carrying value exceeds the implied fair value. Under the new guidance, if the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge will be recorded, even if the difference is attributable to the fair value of other assets in the reporting unit. The Company adopted this standard in the first quarter of fiscal 2021 and it did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” This new standard modifies the disclosure requirements on fair value measurements, including the removal of disclosures of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The guidance also adds certain disclosure requirements related to Level 3 fair value measurements. The Company adopted this standard in the first quarter of fiscal 2021 and it did not have a material impact on the Company’s consolidated financial statements.

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

Note 3. Acquisition

Acquisition of Breethe, Inc.

The Company acquired Breethe, Inc. (“Breethe”), a Maryland corporation on April 24, 2020. Breethe is engaged in research and development of a novel extracorporeal membrane oxygenation (“ECMO”) system that will complement and expand its product portfolio to more comprehensively serve the needs of patients whose lungs can no longer provide sufficient oxygenation, including patients suffering from cardiogenic shock, or respiratory failure, such as ARDS, H1N1, or COVID-19. The Company acquired Breethe for $55.0 million in cash, with additional potential payouts up to a maximum of $55.0 million payable based on the achievement of certain technical, regulatory and commercial milestones.

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

The acquisition-date fair value of the consideration transferred is as follows:

Total Acquisition Date Fair Value (in thousands)
Cash and other considerations	$57,850
Contingent consideration	13,300
Total consideration transferred	$71,150

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the date of acquisition (in thousands):

Acquired assets:
Cash and cash equivalents	$3,404
Property and equipment	744
Goodwill	44,048
In-process research and development	27,000
Other assets acquired	895
Total assets acquired	76,091
Liabilities assumed:
Accounts payable and other liabilities	1,562
Deferred tax liabilities	3,379

Net assets acquired	$71,150

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

Note 4. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities include stock options, restricted stock units, performance-based stock awards and shares to be purchased under the Company’s employee stock purchase plan. The Company’s basic and diluted net income per share for the three and six months ended September 30, 2020 and 2019 were as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
Basic Net Income Per Share	2020	2019	2020	2019
Net income	$62,213	$13,071	$106,801	$101,994

Weighted average shares – basic	45,104	45,319	45,057	45,267

Net income per share – basic	$1.38	$0.29	$2.37	$2.25

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
Diluted Net Income Per Share	2020	2019	2020	2019
Net income	$62,213	13,071	106,801	101,994

Weighted average shares – basic	45,104	45,319	45,057	45,267
Effect of dilutive securities	557	593	552	764
Weighted average shares – diluted	45,661	45,912	45,609	46,031

Net income per share – diluted	$1.36	$0.28	$2.34	$2.22

Share-based compensation awards of approximately 0.1 million and 0.3 million shares for the three months ended September 30, 2020, and 2019, respectively, and approximately 0.2 million and 0.3 million for the six months ended September 30, 2020, and 2019, respectively, were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive or are contingently issuable upon meeting performance criteria in the periods presented.

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

Disaggregation of Revenue

The Company generally sells most of its products and services through a direct sales force in the U.S., Germany and Japan and through direct sales or distributors in other international markets (e.g., certain other European markets, Canada, Latin America, and Asia-Pacific). Revenue is disaggregated from contracts between product revenue and service and other revenue and by geography, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors.

The following table disaggregates the Company’s revenue by products and services:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(in $000's)		(in $000's)
Impella product revenue	$199,676	$196,939	$355,093	$396,804
Service and other revenue	10,088	8,035	19,521	15,836
Total revenue	$209,764	$204,974	$374,614	$412,640

The following table disaggregates the Company’s revenue by geographical location:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(in $000's)		(in $000's)
U.S. revenue	$172,147	$172,015	$306,872	$347,500
International revenue	37,617	32,959	67,742	65,140
Total revenue	$209,764	$204,974	$374,614	$412,640

Variable Consideration

Returns Reserve

The Company estimates an allowance for future sales returns based on historical return experience, which requires judgment. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized.  The Company estimates product return liabilities using the expected value method based on its historical sales information and other factors that it believes could significantly impact its expected returns, including product discontinuations, product recalls and expirations, of which it becomes aware. The Company’s cost of replacing defective products has not been material and is accounted for at the time of replacement. The Company’s returns reserve during the three and six months ended September 30, 2020 and 2019, were not material.

Rebates and Discounts

The Company provides certain customers with rebates and discounts that are defined in the Company’s contract arrangements with customers and are recorded as a reduction of revenue in the period the related revenue is recognized, resulting in a reduction to revenue and the establishment of a liability, which are all included in accrued expenses in the accompanying consolidated balance sheet. Rebates normally result from performance-based offers that are primarily based on attaining contractually specified sales volumes as well as product usage.  Discounts are normally from early payment incentives. The Company estimates the amount of rebates and discounts based on an estimate of the third-party’s sales and the respective rebate or discount defined in the customer contractual arrangement. Revenue adjustments that relate to performance obligations satisfied in prior periods during the three and six months ended September 30, 2020 and 2019, were not material.

Contract Balances

Deferred Revenue

The Company’s deferred revenue balance was $21.3 million and $19.1 million as of September 30, 2020 and March 31, 2020 respectively. The deferred revenue balance is due to the timing of product shipment and completion of recognizing revenue when the customer obtains control of the product, and additional preventative maintenance service contracts and the subsequent recognition of the contract ratably over the term of the service contract. During the three and six months ended September 30, 2020, the Company recognized $5.4 million and $14.6 million of revenue that was included in the deferred revenue balance as of March 31, 2020, respectively. During the three and six months ended September 30, 2019, the Company recognized $4.0 million and $12.5 million of revenue that was included in the deferred revenue balance as of March 31, 2019, respectively.

Note 6. Cash Equivalents, Marketable Securities and Fair Value Measurements

The Company’s cash equivalents and marketable securities at September 30, 2020 and March 31, 2020 are invested in the following:

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
September 30, 2020	(in $000's)
Money market funds	$104,305	$—	$—	$104,305
Repurchase agreements	20,000	—	—	20,000
Total cash equivalents	124,305	—	—	124,305

Short-term U.S. Treasury mutual fund securities	75,505	85	(1)	75,589
Short-term government-backed securities	85,360	105	(9)	85,456
Short-term corporate debt securities	128,738	1,043	—	129,781
Short-term commercial paper	39,991	31	(5)	40,017
Total short-term marketable securities	329,594	1,264	(15)	330,843

Long-term U.S. Treasury mutual fund securities	10,246	2	—	10,248
Long-term government-backed securities	141,378	164	(6)	141,536
Long-term corporate debt securities	49,627	1,202	—	50,829
Total long-term marketable securities	201,251	1,368	(6)	202,613

	$655,150	$2,632	$(21)	$657,761

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
March 31, 2020:	(in $000's)
Money market funds	$115,019	$—	$—	$115,019
Repurchase agreements	20,000	—	—	20,000
Total cash equivalents	135,019	—	—	135,019

Short-term U.S. Treasury securities	42,236	412	—	42,648
Short-term government-backed securities	67,594	401	—	67,995
Short-term corporate debt securities	107,290	94	(83)	107,301
Short-term commercial paper	32,757	74	—	32,831
Total short-term marketable securities	249,877	981	(83)	250,775

Long-term government-backed securities	90,911	153	—	91,064
Long-term corporate debt securities	116,110	851	(230)	116,731
Total long-term marketable securities	207,021	1,004	(230)	207,795

	$591,917	$1,985	$(313)	$593,589

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

The following table summarizes the terms of the cross-currency swap agreement as of September 30, 2020 (dollar amounts in thousands):

	Effective Date	Maturity	Fixed Rate	Aggregate Notional Amount (in $000's)
Pay EUR	October 15,	October 15,	2.75%	EUR 85,000
Receive U.S.$	2019	2024	4.64%	USD 93,457

The following table presents the fair value of the Company’s derivative instrument as of September 30, 2020:

Derivatives designated as hedging instruments under ASC 815	Balance Sheet classification	Fair Value
Cross-currency swap	Other assets (long-term liabilities)	$(2,860)

The Company has structured its cross-currency swap agreement to be 100% effective and, as a result, there was no net impact to earnings resulting from hedge ineffectiveness. Changes in the fair value of the cross-currency swap are designated as a hedging instrument that effectively offsets the variability of cash flows are reported in accumulated other comprehensive income (loss). These amounts subsequently are reclassified into the consolidated income statement in the same period in which the related hedged item affects earnings. The change of fair value of the cross-currency swap during the second quarter for fiscal year 2021 was mainly due to the appreciation of the Euro against the U.S. dollar.

For both the three and six months ended September 30, 2020, the Company recorded income of $0.7 million, in other income, net, included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.

Contingent Consideration

Contingent consideration represents potential milestones that the Company may pay as additional consideration related to acquired businesses. The Company has contingent consideration potentially payable related to the acquisition of ECP Entwicklungsgesellschaft mbH (“ECP”) in July 2014 and the acquisition of Breethe, Inc. in April 2020. The fair value of the contingent consideration at each reporting date is updated by reflecting the changes in fair value reflected within research and development expenses in the Company’s consolidated statement of operations. Significant increases or decreases in any valuation assumptions, including probabilities of success or changes in expected timelines for achievement of any of these milestones, could result in a significantly higher or lower fair value of the contingent consideration liability. There is no assurance that any of the conditions for the milestone payments will be met.

The components of contingent consideration liability are as follows:

	September 30, 2020	March 31, 2020
	(in $000's)
ECP	$10,117	$9,000
Breethe, Inc.	14,300	—
	$24,417	$9,000

ECP

In July 2014, the Company acquired ECP and AIS GmbH Aachen Innovative Solutions (“AIS”) for $13.0 million in cash, with additional potential payouts totaling $15.0 million based on the achievement of CE Mark approval in the European Union and a revenue-based milestone related to the development of the future Impella ECPTM expandable catheter pump technology. These potential milestone payments may be made, at the Company’s option, by a combination of cash or ABIOMED common stock.

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

Key unobservable inputs include the discount rate used to present value the projected revenues and cash flows (ranging from 2% to 16%), the probability of achieving the various technical, regulatory and commercial milestones (estimated to be 65%) and projected revenues, which are based on the Company’s most recent internal operational budgets and long-range strategic plans.

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

Key unobservable inputs include the discount rates used to present value the projected revenues and cash flows (ranging from 2% to 16%), the probability of achieving the various technical, regulatory and commercial milestones (estimated to range from 25% to 99%) and projected revenues, which are based on the Company’s most recent internal operational budgets and long-range strategic plans.

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

The following tables present the Company’s fair value hierarchy for its financial instruments measured at fair value as of September 30, 2020 and March 31, 2020:

	Level 1	Level 2	Level 3	Total
September 30, 2020	(in $000's)
Assets
Money market funds	$104,305	$—	$—	$104,305
Repurchase agreements	—	20,000	—	20,000
Short-term government-backed securities	—	85,456	—	85,456
Short-term corporate debt securities	—	129,781	—	129,781
Short-term commercial paper	—	40,017	—	40,017
Short-term U.S. Treasury mutual fund securities	—	75,589	—	75,589
Long-term U.S. Treasury mutual fund securities	—	10,248	—	10,248
Long-term government-backed securities	—	141,536	—	141,536
Long-term corporate debt securities	—	50,829	—	50,829
Investment in Shockwave Medical	22,494	—	—	22,494
Liabilities
Contingent consideration	—	—	24,417	24,417
Cross-currency swap agreement	—	2,860	—	2,860

	Level 1	Level 2	Level 3	Total
March 31, 2020	(in $000's)
Assets
Money market funds	$115,019	$—	$—	$115,019
Repurchase agreements	—	20,000	—	20,000
Short-term U.S. Treasury securities	—	42,648	—	42,648
Short-term government-backed securities	—	67,995	—	67,995
Short-term corporate debt securities	—	107,301	—	107,301
Short-term commercial paper	—	32,831	—	32,831
Long-term government-backed securities	—	91,064	—	91,064
Long-term corporate debt securities	—	116,731	—	116,731
Cross currency swap agreement	—	3,786	—	3,786
Investment in Shockwave Medical	55,704	—	—	55,704
Liabilities
Contingent consideration	—	—	9,000	9,000

The Company has determined that the estimated fair value of its money market funds and its investment in Shockwave Medical, Inc. (“Shockwave Medical”) a publicly traded medical device company, are reported as Level 1 financial assets as they are valued at quoted market prices in active markets. The investment in Shockwave Medical is classified within other assets in the consolidated balance sheet.

The Company has determined that the estimated fair value of its repurchase agreements, U.S. Treasury mutual fund securities, government-backed securities, corporate debt securities and commercial paper and cross-currency swap agreement are reported as Level 2 financial assets as they are based on model-driven valuations in which all significant inputs are observable, or can be derived from or corroborated by observable market data for substantially the full term of the asset.

This contingent consideration liability is reported as Level 3 as the estimated fair value of the contingent consideration related to the acquisitions of ECP and Breethe, Inc. require significant management judgment or estimation and is calculated as described above.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the three and six months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(in $000's)
Beginning balance	$23,701	$9,931	$9,000	$9,575
Additions	—	—	13,300	—
Change in fair value	716	305	2,117	661
Ending balance	$24,417	$10,236	$24,417	$10,236

The change in fair value of the contingent consideration was primarily due to the addition of contingent consideration related to the Breethe acquisition and the passage of time impact on fair value measurements.

Note 7. Property and Equipment

The components of property and equipment are as follows:

	September 30, 2020	March 31, 2020
	(in $000's)
Land	$7,454	$7,179
Building and building improvements	102,644	100,176
Leasehold improvements	15,183	14,546
Machinery and equipment	78,343	71,636
Furniture and fixtures	15,166	14,600
Construction in progress	26,277	15,075
Total cost	245,067	223,212
Accumulated depreciation	(69,485)	(58,281)
Property and equipment, net	$175,582	$164,931

Note 8. Goodwill, In-Process Research and Development and Other Assets

Goodwill

The carrying amount of goodwill at September 30, 2020 and March 31, 2020 was $78.1 million and $32.0 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, in May 2005, ECP in July 2014 and Breethe, Inc. in April 2020. The carrying value of goodwill and the change in the balance for the six months ended September 30, 2020 are as follows:

(in $000's)
Balance, March 31, 2020	$31,969
Breethe, Inc. acquisition	44,048
Foreign currency translation impact	2,105
Balance, September 30, 2020	$78,122

The Company evaluates goodwill at least annually at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on goodwill.

In-Process Research & Development

The carrying amount of IPR&D assets at September 30, 2020 and March 31, 2020 was $42.9 million and $14.9 million, respectively, and was recorded in conjunction with the Company’s acquisition of ECP and AIS, in July 2014 and Breethe, Inc, in April 2020.

The components of IPR&D are as follows:

	September 30, 2020	March 31, 2020
	(in $000's)
ECP	$15,895	$14,913
Breethe, Inc.	27,000	—
	$42,895	$14,913

The estimated fair value of IPR&D assets at the acquisition date was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flow estimates for the future Impella ECPTM expandable catheter pump and the future Abiomed Breethe OXY-1 System were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development. The Company used discount rates ranging from  15% to 21% and cash flows that have been probability adjusted to reflect the risks of product commercialization, which the Company believes are appropriate and representative of market participant assumptions.

The carrying value of the Company’s IPR&D assets and the change in the balance for the six months ended September 30, 2020 are as follows:

(in $000's)
Balance, March 31, 2020	$14,913
Breethe, Inc. acquisition	27,000
Foreign currency translation impact	982
Balance, September 30, 2020	$42,895

The Company evaluates IPR&D assets at least annually at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on IPR&D assets.

Other Assets

The components of other assets are as follows:

	September 30, 2020	March 31, 2020
	(in $000's)
Investment in Shockwave Medical	$22,494	$55,704
Other investments	39,041	38,741
Operating lease right of use asset (Note 8)	11,021	11,760
Cross currency swap (Note 6)	—	3,786
Other intangible assets and other assets	10,038	7,664
Total other assets	$82,594	$117,655

Investment in Shockwave Medical

The fair value of the Company’s investment in Shockwave Medical, a publicly-traded medical device company, was $22.5 million and $55.7 million as of September 30, 2020 and March 31, 2020, respectively. During the three and six months ended September 30, 2020, amounts recorded in other income (expense), net of tax, were gains of $8.2 million and $26.2 million, respectively. During the three and six months ended September 30, 2019, amounts recorded in other income (expense), net of tax, were losses of $34.5 million and $4.5 million, respectively. During the quarter ended September 30, 2020, the Company sold approximately 1.4 million of its shares for cash proceeds of $67.9 million and total realized gain of $47.3 million. The Company held 0.3 million shares of Shockwave Medical at September 30, 2020.

Other Investments

The carrying value of the Company’s portfolio of other investments and the change in the balance for the three and six months ended September 30, 2020 and 2019 are as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(in $000's)
Beginning balance	$38,741	$26,584	38,741	24,584
Additions	1,100	5,000	3,100	7,000
Reclassification	—	—	(2,000)	—
Impairment	(800)	—	(800)	—
Ending balance	$39,041	$31,584	$39,041	$31,584

During the three and six months ended September 30, 2020, the Company recorded an impairment loss of $0.8 million in other (expense) income relating to certain of the Company’s investment in other private medical device companies.

Other Intangible Assets and Other

Included within other intangible assets and other is $4.1 million related to license manufacturing rights to certain technology from third parties. These intangible assets are classified with other assets in the Company’s consolidated balance sheet and are amortized over their useful life of 15 years.

Note 9. Leases

The following table presents supplemental balance sheet information related to our operating leases:

	September 30, 2020	March 31, 2020
	(in $000's)
Assets
Operating lease right-of-use assets in other assets	$11,021	$11,760
Liabilities
Operating lease liabilities in other current liabilities	3,683	3,671
Operating lease liabilities in other long-term liabilities	7,807	8,549
Total operating lease liabilities	$11,490	$12,220

Expense charged to operations under operating leases were $1.1 million and $2.2 million during each of the three and six months ended September 30, 2020 and 2019, respectively.

Maturities of lease liabilities as of September 30, 2020 are as follows:

(in thousands, except lease term and discount rate)

Fiscal Years Ended March 31,
2021	$2,153
2022	3,088
2023	1,925
2024	1,782
2025	1,578
Thereafter	2,033
Total minimum lease payments	12,559
Less: imputed interest	(1,069)
Present value of operating lease liabilities	$11,490

Weighted average remaining lease term	4.99

Weighted average discount rate	3.14%

Note 10. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2020	March 31, 2020
	(in $000's)
Employee compensation	$29,081	$32,273
Sales and income taxes	11,239	21,641
Research and development	5,481	5,749
Professional, legal, and accounting fees	3,320	6,880
Warranty	1,739	1,818
Marketing	1,092	1,705
Other	5,275	5,041
	$57,227	$75,107

The accrual for employee compensation consists primarily of accrued bonuses, commissions, employee benefits and payroll taxes at September 30, 2020 and March 31, 2020.

Note 11. Stockholders’ Equity

Class B Preferred Stock

The Company has authorized 1,000,000 shares of Class B Preferred Stock, $.01 par value, of which the board of directors can set the designation, rights and privileges. No shares of Class B Preferred Stock have been issued or are outstanding.

Stock Repurchase Program

In August 2019, the Company’s Board of Directors authorized a stock repurchase program for up to $200.0 million of shares of its common stock. Under this stock repurchase program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company is funding the stock repurchase program with its available cash and marketable securities. The Company did not make any repurchases during the three months ended September 30, 2020. The remaining authorization under the stock repurchase program was $103.8 million as September 30, 2020.

The following table provides shares bought through stock repurchase program during the three and six months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
Shares repurchased	—	180,929	67,649	180,929
Average price per share	—	$192.75	$167.19	$192.75
Value of shares repurchased (in millions)	—	$34.9	$11.3	$34.9

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), are as follows (in thousands):

	Six Months Ended September 30, 2020
	Foreign Currency Translation Gains (Losses)	Unrealized Gains on Investments	Gains (Losses) on Derivative Instruments	Total
Balance, April 1, 2020	(16,860)	1,672	3,999	(11,189)
Other comprehensive income (loss)	1,360	1,755	(461)	2,654
Balance, June 30, 2020	(15,500)	3,427	3,538	(8,535)
Other comprehensive income (loss)	2,416	(814)	(266)	1,336
Balance, September 30, 2020	(13,084)	2,613	3,272	(7,199)

	Six Months Ended September 30, 2019
	Foreign Currency Translation Gains (Losses)	Unrealized Gains on Investments	Gains (Losses) on Derivative Instruments	Total
Balance, April 1, 2019	(15,028)	339	—	(14,689)
Other comprehensive income	2,334	600	—	2,934
Balance, June 30, 2019	(12,694)	939	—	(11,755)
Other comprehensive income	(5,716)	(85)	—	(5,801)
Balance, September 30, 2019	(18,410)	854	—	(17,556)

Note 12. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operations for the three and six months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(in $000's)
Cost of revenue	$923	$881	$1,627	$1,722
Research and development	1,705	1,823	3,147	3,706
Selling, general and administrative	8,937	10,619	16,089	21,017
	$11,565	$13,323	$20,863	$26,445

Stock Options

The following table summarizes the stock option activity for the six months ended September 30, 2020:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at beginning of period	869	$112.03	5.30
Granted	65	221.12
Exercised	(153)	36.41
Cancelled and expired	(8)	227.25
Outstanding at end of period	774	$134.90	5.77	$117,144
Exercisable at end of period	592	$98.68	4.84	$110,352
Options vested and expected to vest at end of period	773	$134.92	5.77	$117,040

Stock options generally vest and become exercisable annually over three years. The remaining unrecognized stock-based compensation expense for unvested stock option awards at September 30, 2020, was approximately $13.0 million and the estimated weighted-average period over which this cost will be recognized is 1.9 years.

The aggregate intrinsic value of stock options exercised was $37.8 million for the six months ended September 30, 2020. The total cash received as a result of employee stock option exercises for the six months ended September 30, 2020, was approximately $5.6 million.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair values and weighted average assumptions used in the calculation of fair value of options granted during the three and six months ended September 30, 2020 and 2019 was as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
Weighted average grant-date fair value	$100.51	$70.40	$76.10	$95.62

Valuation assumptions:
Risk-free interest rate	0.30%	1.54%	0.31%	2.02%
Expected option life (years)	4.17	4.13	4.22	4.14
Expected volatility	43.5%	44.2%	42.82%	42.3%

Restricted Stock Units

The following table summarizes activity of restricted stock units for the six months ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)
Restricted stock units at beginning of period	320	$263.92
Granted	194	254.55
Vested	(136)	226.71
Forfeited	(101)	267.28
Restricted stock units at end of period	277	$274.31

Restricted stock units generally vest annually over three years. The remaining unrecognized compensation expense for outstanding restricted stock units, including performance and market-based awards, as of September 30, 2020 was $59.3 million and the estimated weighted-average period over which this cost will be recognized is 2.1 years.

The weighted average grant-date fair value for restricted stock units granted during the six months ended September 30, 2020 was $254.55. The total fair value of restricted stock units vested during the six months ended September 30, 2020 was $26.8 million.

Performance-Based Awards

In May 2020, performance-based awards of restricted stock units for the potential issuance of up to 61,674 shares of common stock were issued to certain executive officers and employees, which vest upon achievement of prescribed service milestones by the award recipients and the achievement of prescribed performance milestones by the Company. As of September 30, 2020, the Company is recognizing compensation expense based on the probable outcomes related to the prescribed performance targets on the outstanding awards.

Market-Based Awards

In May 2020, the Company awarded certain executive officers and employees a total of up to 61,562 market-based restricted stock units. These restricted stock units will vest and result in the issuance of shares of common stock based on continuing employment and the relative ranking of the total shareholder return (“TSR”) of the Company’s common stock in relation to the TSR of twenty peer companies over a two-year and three-year performance period based on a comparison of average closing stock prices during the 20 trading days prior to the first day of the performance period, reinstated dividends during each performance period and the average closing stock prices during the final 20 trading days of each performance period. The actual number of market-based restricted stock units that may be earned can range from 0% to 200% of the target number of shares. Additionally, the payout percentage is further adjusted based on the Company’s performance relative to the constituents of the S&P 500 Index on the first day of the performance period that are still actively trading on the last day of each performance period.  The restricted stock units will vest following the end of the two-year and three-year performance period, respectively.

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

Note 13. Income Taxes

The Company’s income tax provision was $10.7 million and $4.3 million for the three months ended September 30, 2020 and 2019, respectively. The Company’s income tax provision was $27.2 million and $18.5 million for the six months ended September 30, 2020 and 2019, respectively. The Company’s effective tax rate was 14.7% and 24.7% for the three months ended September 30, 2020 and 2019, respectively. The Company’s effective tax rate was 20.3% and 15.4% for the six months ended September 30, 2020 and 2019, respectively. The Company’s U.S. federal statutory corporate income tax rate of 21% was applied in the computation of the income tax provision for the three and six months ended September 30, 2020 and 2019.

The significant differences between the statutory income tax rate and effective income tax rate for the three and six months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
Statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:				—
Excess tax benefits from stock-based awards	(10.9)	(2.7)	(6.3)	(11.0)
Credits	(1.7)	(2.1)	(1.7)	(1.7)
State taxes, net	4.1	3.3	4.1	3.4
Permanent differences	2.6	1.7	3.4	1.9
Excess foreign tax credit	0.4	—	0.4	—
Other	(0.8)	3.5	(0.6)	1.7
Effective tax rate	14.7%	24.7%	20.3%	15.4%

The Company recognizes excess tax benefits and shortfalls in the income tax provision as discrete items in the period in which restricted stock units vest or stock option exercises occur. The Company recognized excess tax benefits associated with stock-based awards of $7.9 million and $0.5 million as an income tax benefit for the three months ended September 30, 2020 and 2019, respectively. The Company recognized excess tax benefits associated with stock-based awards of $8.5 million and $13.3 million for the six months ended September 30, 2020 and 2019. These recognized excess tax benefits resulted from restricted stock units that vested or stock options that were exercised during each period. The amount of future excess tax benefits or shortfalls will likely fluctuate from period to period based on the price of the Company’s stock, the number of restricted stock units that vest or stock options that are exercised, and the fair value assigned to such stock-based awards under U.S. GAAP.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The outcome of these audits cannot be predicted with certainty. The Company’s management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the Company’s provision for income taxes. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. The Company’s most recent completed income tax audits were in the U.S. relating to fiscal year 2016 and in Germany, which covered fiscal years 2012 through 2015. These tax audits did not materially impact our financial statements. On October 29, 2020, the Company was notified by the German tax authorities that they will be conducting an income tax audit on Abiomed Europe GMBH and ECP for fiscal years 2016 through 2019 beginning in January 2021. All other tax years remain subject to examination by the federal, state and foreign tax authorities.

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

Thoratec Matters

Thoratec Corporation (“Thoratec”), a subsidiary of Abbott Laboratories (“Abbott”), has challenged a number of Company-owned patents in Europe in connection with the launch of Thoratec’s HeartMate PHP™ medical device (“PHP”) in Europe and the Company has counterclaimed for infringement in the District Court in Düsseldorf. The litigation was stayed pending the highest Court’s ruling on the validity and scope of the litigated patents. In September 2019, the Federal Court of Justice in Germany upheld the Company’s patents that are the subject of the patent infringement action for the sales and marketing of Thoratec’s PHP pump in Germany. Subsequently, the District Court in Düsseldorf lifted the stay, re-opened the litigation proceedings, and ruled in favor of Abiomed.  The Court acknowledged that Thoratec’s PHP product infringes two of Abiomed patents related to the key features of Impella® intravascular pump and future expandable heart pump, known as Impella ECP®.  Abbott appealed and the oral hearing is set for August 21, 2021. If upheld, the verdict is provisionally enforceable, which means that Abiomed will be able to seek a court ordered injunction preventing the sale and marketing of PHP, should Thoratec attempt to launch HeartMate PHP in Germany.

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

In August 2016, Maquet sent a letter to the Company identifying four new Maquet U.S. continuation patent filings with claims that Maquet alleges are infringed by the Company’s Impella devices. The four U.S. continuation applications have been issued as patents of Maquet but expired on September 1, 2020.

In September 2016, Maquet filed a response to the Company’s suit in D. Mass., including various counterclaims alleging that the Company’s Impella 2.5®, Impella CP®, Impella 5.0®, and Impella RP® heart pumps infringe certain claims of the three original issued U.S. patents (“2016 Action”). In July 2017, the Court granted a motion to add three of the four additional continuation patents to the 2016 Action.  In April 2018, the Court conducted a Markman hearing on claim interpretation. On September 7, 2018, the judge issued a Memorandum and Order on Claim Construction, where he interpreted the disputed claim terms in the case.  Maquet then filed a motion for reconsideration of the Court’s construction of one of the disputed claim terms. The motion was denied on May 22, 2019. As a result of the Court’s denial, only one of the six originally asserted patents is in dispute. The Company filed a motion for summary judgement (MSJ) for the remaining patent on September 18, 2019 (non-infringement) and April 13, 2020 (invalidity). The parties argued the MSJ for non-infringement on November 19, 2019, the MSJ for invalidity on August 20, 2020 and are waiting for Court’s resolution.  The Court has not set a date for trial.  The only remaining patent asserted in this case expired on September 1, 2020.

In November 2017, Maquet filed a second action in D. Mass (“2017 Action”) alleging that the Company’s Impella 2.5®, Impella CP®, and Impella 5.0® heart pumps infringe certain claims of the fourth additional U.S. continuation patent mentioned above (the seventh patent overall).  Discovery in the 2017 Action is ongoing.

In a series of letters during January and February 2019, Maquet informed the Company of seven new patent applications filed from the patents in the 2016 Action and 2017 Action with claims Maquet alleges would be infringed by the Impella® products if the new applications were to issue as patents. One of the newly issued patents has been added to the 2017 Action. A Markman hearing for the newly-added patent was held on November 18, 2019.  A Markman order has not been issued yet. The asserted patent in this case expired on September 1, 2020. Discovery remains ongoing.

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

On June 28, 2020, the Court issued an order consolidating the two cases and appointed Local 705 International Brotherhood of Teamsters Pension Fund as the lead plaintiff and the Labaton Sucharow firm as lead counsel.  On September 17, 2020, the lead plaintiff filed an amended complaint in which they proposed a new class period of May 3, 2018 to July 31, 2019.  As prescribed by a scheduling order, the Company may file a motion to dismiss on or before November 16, 2020.  The Company intends to do so but does not expect a decision on that motion until at least the second quarter of calendar year 2021.

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

Litigation Demand

On March 3, 2020, a shareholder sent a letter to the Board of Directors asserting that the directors of the Company made or allowed to be made misleading public statements regarding the Company’s growth. The letter relies on many of the same allegations as the securities class actions and derivative actions, and demands that the Board (i) undertake an independent investigation of the directors, (ii) bring suit against the directors on behalf of the Company, and (iii) take a number of additional affirmative actions to redress the purported wrongs. On March 30, 2020, the Company, after discussions with the Board of Directors, sent a written response to the shareholder’s counsel which they responded to on June 1, 2020.  The Company then sent a further response to the shareholder’s counsel on June 15, 2020, affirming the decision to defer consideration of the litigation demand pending further developments in the securities class action suit. Following the filing of the amended complaint in the securities class action, described above, the same shareholder renewed their demand on September 29, 2020.  The Company responded on October 9, 2020 and once again affirmed that it will defer consideration of the demand pending further substantive developments in the securities class action suit.

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

Note 15. Segment and Enterprise Wide Disclosures

The Company operates in one business segment: the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. International sales (meaning sales outside the U.S., primarily in Europe and Japan) accounted for 18% and 16% of total revenue for each of the three and six months ended September 30, 2020 and 2019, respectively. The Company’s long-lived assets are located in the U.S., except for $52.9 million and $46.7 million at September 30, 2020 and March 31, 2020, respectively, which are located primarily in Germany.

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

Beginning in mid-March 2020 and continuing into the first quarter of fiscal 2021, the Company experienced a significant decline in patient utilization in the U.S., Europe and Japan as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. The Company’s business was most impacted in April 2020, in terms of the decline in patients and revenue from the shelter-in-place restrictions in a majority of countries and limitations on procedures in hospitals. The Company experienced sequential quarterly improvement globally through the second quarter of fiscal 2021 as restrictions were lifted and limitations eased. In the second quarter of fiscal 2021, patient procedure volume trends have improved gradually as both demand for procedures and availability of healthcare resources improved during the summer months.

While we currently expect to see sequential quarterly improvement in the remainder of fiscal 2021, the COVID-19 pandemic remains fluid and continues to evolve differently across various geographies. We believe we are likely to continue to experience variable impacts on our business based on some of the resurgence that is now occurring in cities across the globe.

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

We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including its impact on our customers, employees, suppliers, vendors, business partners and distribution channels. The extent to which the COVID-19 global pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict these developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations.

Acquisition of Breethe, Inc.

We acquired Breethe, Inc. (“Breethe”), a Maryland corporation, on April 24, 2020. Breethe is engaged in research and development of a novel extracorporeal membrane oxygenation (“ECMO”) system that will complement and expand our product portfolio to more comprehensively serve the needs of patients whose lungs can no longer provide sufficient oxygenation, including some patients suffering from cardiogenic shock or respiratory failure, such as ARDS, H1N1, SARS, or COVID-19. We acquired Breethe for $55.0 million in cash, with additional potential payouts up to a maximum of $55.0 million payable based on the achievement of certain technical, regulatory and commercial milestones. In October 2020, the Abiomed Breethe OXY-1 System received a 510(k) clearance from the FDA for an all-in-one, compact cardiopulmonary bypass system. Abiomed plans to have a controlled launch of the Breethe system at a limited number hospitals in the U.S, with full U.S. commercial availability expected in fiscal year 2022.

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

Our Impella 2.5 device has FDA and CE Mark approval which allows us to market these devices in the U.S. and European Union. We expect to continue to make additional pre-market approval, or PMA supplement submissions for our Impella portfolio of devices for additional indications. Our Impella 2.5, Impella CP and Impella 5.0 devices have regulatory approval from the Ministry of Health, Labor and Welfare, or MHLW, in Japan. The Impella 2.5 device also has Health Canada approval which allows us to market the device in Canada.

Impella CP®

The Impella CP device provides blood flow of approximately one liter more per minute than the Impella 2.5 device and is primarily used by either interventional cardiologists to support patients in the cath lab or by cardiac surgeons in the heart surgery suite.

Our Impella CP devices has FDA and CE Mark approval which allows us to market this device in the U.S. and European Union. We expect to continue to make additional pre-market approval, or PMA supplement submissions for our Impella portfolio of devices for additional indications. In March 2019, we received PMDA approval from MHLW for our Impella CP heart pump in Japan.  We began selling the Impella CP heart pump in Japan in fiscal 2020.

In April 2019, the FDA approved the initiation of the STEMI DTU Pivotal Randomized Controlled Trial. The prospective, multi-center, two-arm trial plans to enroll 668 patients undergoing treatment for a STEMI heart attack at up to 60 sites. Half the patients will be randomized to receive delayed reperfusion after 30 minutes of left ventricular unloading with the Impella CP. The other half will receive immediate reperfusion, the current standard of care. The trial will test the hypothesis that unloading the left ventricle for 30 minutes prior to reperfusion will reduce myocardial damage from a heart attack and lead to a reduction in future heart failure related events. The trial allows for an adaptive design, which permits adjustments to the study sample size after an interim analysis. We began the trial in fiscal 2020 and we estimate that it will take three to four years to complete enrollment.

Impella 5.0® and Impella LD®

The Impella 5.0 and Impella LD devices are percutaneous micro heart pumps with integrated motors and sensors for use primarily in the heart surgery suite. These devices are designed to support patients who require higher levels of circulatory support as compared to the Impella 2.5.

Our Impella 5.0 and Impella LD devices have FDA and CE Mark approval which allows us to market these devices in the U.S. and European Union. We expect to continue to make additional pre-market approvals, or PMA supplement submissions for our Impella portfolio of devices for additional indications. Our Impella 5.0 devices have regulatory approval from the Ministry of Health, Labor and Welfare, or MHLW, in Japan.

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

Impella RP®

The Impella RP is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of blood flow per minute and is intended to provide the flow and pressure needed to compensate for right side heart failure. Our Impella RP device has FDA and CE Mark approval which allows us to market these devices in the U.S. and European Union. The Impella RP is the first percutaneous single access heart pump designed for right heart support to receive FDA approval. The Impella RP device is approved to provide support of the right heart during times of acute failure for certain patients who have received a left ventricle assist device or have suffered heart failure due to AMI, a failed heart transplant, or following open heart surgery. We expect to continue to make additional pre-market approval, or PMA supplement submissions for our Impella portfolio of devices for additional indications.

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

Impella Connect®

Impella Connect is a cloud-based technology that enables secure, cloud-based, remote viewing of the Automated Impella Controller, or AIC, for physicians and hospital staff from anywhere with internet connectivity. The Impella Connect is intended to provide enhanced monitoring capability, reduce setup time and improve ease of use for physicians. We began a controlled roll-out of Impella Connect at certain hospital sites during fiscal 2020 and plan to transition the majority of our significant customers in fiscal 2021.

Our Product Pipeline

Abiomed Breethe OXY-1 System

The Abiomed Breethe OXY-1 System (“OXY-1 System”) is a portable external respiratory assistance device that we acquired as part of the Breethe, Inc. acquisition. The OXY-1 System takes venous blood from the patient, removes carbon dioxide and adds oxygen much like a human lung, and returns the oxygenated blood safely back to the patient. In October 2020, the OXY-1 System received a 510(k) clearance from the FDA for an all-in-one, compact cardiopulmonary bypass system. We plan to have a controlled launch of the Breethe system at a limited number hospitals in the U.S., with full U.S. commercial availability expected in fiscal year 2022.

Impella ECP™

The Impella ECP pump is designed for blood flow of greater than three liters per minute. It is intended to be delivered on a standard sized catheter and will include an expandable inflow in the left ventricle. We began patient enrollment in October 2020. The Impella ECP pump is still in development and has not been approved for commercial use or sale.

Impella XR Sheath™

The Impella XR Sheath is a sheath designed to expand and recoil to all for ease of use upon insertion of an Impella heart pump and minimize the size of the arteriotomy. The Impella XR Sheath device is still in development and has not been approved for commercial use or sale. We submitted an application for FDA 510(k) clearance for our Impella 2.5 pump in August 2020 and we also continue to work on development of an Impella XR Sheath on our Impella CP device for an FDA submission in fiscal 2022.

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

Critical Accounting Policies and Estimates

Other than the accounting policy changes discussed in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our consolidated financial statements, which is incorporated herein by reference, there have been no significant changes in our critical accounting policies during the three and six months ended September 30, 2020, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Recently Issued Accounting Pronouncements Not Yet Effective

Information regarding recent accounting pronouncements is included in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our consolidated financial statements and is incorporated herein by reference.

Results of Operations for the Three and Six Months Ended September 30, 2020 compared with the Three and Six Months Ended September 30, 2019

The following table sets forth certain condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses as a percentage of total revenue:
Cost of revenue	18.5	17.0	19.9	17.4
Research and development	14.6	11.7	15.2	11.6
Selling, general and administrative	37.7	41.9	39.4	41.7
Total costs and expenses	70.8	70.6	74.5	70.7
Income from operations	29.2	29.4	25.5	29.3
Other income and income tax provision, net	0.5	23.0	3.0	4.4
Net income as a percentage of total revenue	29.7%	6.4%	28.5%	24.9%

Revenue

The following table disaggregates the Company’s revenue by products and services:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(in $000's)		(in $000's)
Impella product revenue	$199,676	$196,939	$355,093	$396,804
Service and other revenue	10,088	8,035	19,521	15,836
Total revenue	$209,764	$204,974	$374,614	$412,640

The following table disaggregates the Company’s revenue by geographical location:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(in $000's)		(in $000's)
U.S. revenue	$172,147	$172,015	$306,872	$347,500
International revenue	37,617	32,959	67,742	65,140
Total revenue	$209,764	$204,974	$374,614	$412,640

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5, Impella RP and Impella AIC product sales and related accessories. Service and other revenue represents revenue earned on service maintenance contracts and preventative maintenance calls.

Total Revenue

Total revenue for the three months ended September 30, 2020 increased by $4.8 million, or 2%, to $209.8 million from $205.0 million for the three months ended September 30, 2019. Total revenue for the six months ended September 30, 2020 decreased $38.0 million, or 9%, to $374.6 million from $412.6 million for the six months ended September 30, 2019. The increase in total revenue in the second quarter of fiscal 2021 was driven by both Impella product revenue and our service and other revenue, as further described below.

Impella Product Revenue

Impella product revenue for the three months ended September 30, 2020 increased by $2.8 million, or 1%, to $199.7 million from $196.9 million for the three months ended September 30, 2019. Impella product revenue for the six months ended September 30, 2020 decreased by $41.7 million, or 11%, to $355.1 million from $396.8 million for the six months ended September 30, 2019. Most of the increase in Impella product revenue during the three months ended September 30, 2020 was related to sales growth outside of the U.S. with product sales being relatively flat in the U.S. Impella product revenue outside of the U.S. increased primarily due to higher utilization in Germany and Japan.

Impella procedure volumes have varied greatly since the end of March 2020 by geography, and even by hospital, as patients and their physicians manage through the COVID-19 pandemic.

Through the second quarter of fiscal 2021, patient procedure volume trends have improved gradually both demand for procedures and availability of healthcare resources have improved. We experienced sequential quarterly improvement during the second quarter of fiscal 2021 as restrictions were somewhat lifted and limitations eased.

While we currently expect to see sequential quarterly improvement in the remainder of fiscal 2021, the COVID-19 pandemic remains fluid and continues to evolve differently across various geographies. We believe we are likely to continue to experience variable impacts on our business based on some of the resurgence that is now occurring in cities across the globe. While we cannot reliably estimate the extent to which the COVID-19 pandemic may continue to impact patient utilization and revenues of our products, we expect revenue from our Impella devices to increase sequentially each quarter during fiscal 2021 with our focus on growing key using U.S. sites, our controlled launch of Impella 5.5, primarily in the U.S., and our focus on growing our business internationally, with a continued focus on Germany and Japan.

Service and Other Revenue

Service and other revenue for the three months ended September 30, 2020 increased by $2.1 million, or 26%, to $10.1 million from $8.0 million for the three months ended September 30, 2019. Service and other revenue for the six months ended September 30, 2020 increased $3.7 million, or 23%, to $19.5 million from $15.8 million for the six months ended September 30, 2019. The increase in service revenue was primarily due to an increase in preventative maintenance service contracts. We have expanded the number of Impella AIC consoles at many of our existing higher volume customer sites and continue to sell additional consoles to new customer sites. We expect revenue growth for service revenue to be consistent with recent history as most of these using sites in the U.S. have service contracts that normally have three-year terms.

Costs and Expenses

Cost of Revenue

Cost of revenue for the three months ended September 30, 2020 increased by $3.8 million, or 11%, to $38.7 million from $34.9 million for the three months ended September 30, 2019. Gross margin was 81.5% for the three months ended September 30, 2020 and 83.0% for the three months ended September 30, 2019.

Cost of revenue for the six months ended September 30, 2020 increased by $2.8 million, or 4%, to $74.7 million from $71.9 million for the six months ended September 30, 2019.  Gross margin was 80.1% for the six months ended September 30, 2020 and 82.6% for the six months ended September 30, 2019.

The increase in cost of product revenue and decrease in gross margin during the three and six months ended September 30, 2020 was related to lower production volume of our Impella devices and costs associated with our initial launch of our Impella CP SmartAssist and Impella Connect products.

We expect that our ongoing investment in manufacturing capacity and the expansion of our Impella CP SmartAssist and Impella Connect platform may decrease gross margin slightly in the near future.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2020 increased by $6.5 million, or 27%, to $30.5 million from $24.0 million for three months ended September 30, 2019. Research and development expense for the six months ended September 30, 2020 increased $9.1 million, or 19%, to $56.9 million from $47.8 million for the six months ended September 30, 2019. The increase in research and development expenses was primarily due to product development initiatives relating to our existing and pipeline products, the development of the OXY-1 System, Impella XR Sheath™ and Impella ECP™ devices, the expansion of our engineering organization, investment in our clinical trials and studies, most notably the DTU-STEMI study and our continued focus on clinical and quality initiatives for our Impella products.

We expect research and development expenses to continue to increase as we continue to increase engineering, product development and clinical spending related to our initiatives to improve our existing products and develop new technologies and conduct clinical studies. Research and development expenses can fluctuate with project timing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2020 decreased by $6.8 million, or 8%, to $79.2 million from $86.0 million for the three months ended September 30, 2019. Selling, general, and administrative expenses for the six months ended September 30, 2020 decreased $24.4 million, or 14%, to $147.6 million from $172.0 million for the six months ended September 30, 2019. The decrease in selling, general and administrative expenses was primarily due to the proactive cost actions to mitigate the business impact of COVID-19 on our financial operations, including reducing discretionary spending primarily related to travel and marketing expenses, decreases in hiring, eliminating certain non-critical consultants and contractors. In addition, stock compensation expense was lower due to a lower number of restricted stock units granted and earned.

Despite the ongoing challenges posed by COVID-19, we expect to continue to invest on sales and marketing activities, with a particular focus on training and education initiatives to drive utilization of our Impella devices and recovery awareness for acute heart failure patients. We also expect to continue to incur legal expenses for the foreseeable future related to ongoing patent litigation, securities class action litigation and other legal matters discussed in “Note 14. Commitment and Contingencies” to our consolidated financial statements. For the impact of COVID-19 on our business, see “COVID-19 Pandemic.”

Operating Income

Operating income for the three months ended September 30, 2020 increased by $1.1 million, to $61.3 million, compared to $60.2 million for the three months ended September 30, 2019. Operating margin was 29.2% for the three months ended September 30, 2020 compared to 29.4% for the three months ended September 30, 2019. Operating income for the six months ended September 30, 2020 decreased by $25.5 million, to $95.4 million, compared to $120.9 million for the six months ended September 30, 2019. Operating margin was 25.5% for the six months ended September 30, 2020 compared to 29.3% for the six months ended September 30, 2019.

Other Income (Expense), net

Other income (expense), net increased by $54.4 million, to other income of $11.6 million for three months ended September 30, 2020, compared to other expense of $42.8 million for three months ended September 30, 2019. Other income (expense), net increased by $39.0 million, to other income of $38.6 million for the six months ended September 30, 2020 compared to other expense of $0.4 million for the six months ended September 30, 2019. This increase was primarily due to a gain of $10.8 million and $34.7 million from our investment in Shockwave Medical during the three and six months ended September 30, 2020, respectively, compared to a loss of $45.6 million and $5.9 million on the same investment for the three and six months ended September 30, 2019, respectively.

Income Tax Provision

Our income tax provision was $10.7 million and $4.3 million for the three months ended September 30, 2020 and 2019, respectively, and our income tax provision was $27.2 million and $18.5 million for the six months ended September 30, 2020 and 2019, respectively. Our effective income tax rate was 14.7% and 24.7% for the three months ended September 30, 2020 and 2019, respectively, and 20.3% and 15.4% for the six months ended September 30, 2020 and 2019, respectively. The decrease in the effective income tax rate was due primarily to higher excess tax benefits recognized associated with stock-based awards of $7.9 million and $0.5 million as an income tax benefit for three months ended September 30, 2020 and 2019 respectively, and of $8.5 million and $13.3 million for the six months ended September 30, 2020 and 2019. These recognized excess tax benefits resulted from restricted stock units that vested or stock options that were exercised during the three months ended September 30, 2020 and 2019, respectively.

Net Income

For the three months ended September 30, 2020, net income was $62.2 million, or $1.38 per basic share and $1.36 per diluted share, compared to $13.1 million, or $0.29 per basic share and $0.28 per diluted share, for three months ended September 30, 2019. For the six months ended September 30, 2020, net income was $106.8 million, or $2.37 per basic share and $2.34 per diluted share, compared to $102.0 million, or $2.25 per basic share and $2.22 per diluted share for the six months ended September 30, 2019.

Net income for the three months ended September 30, 2020 included excess tax benefits related to stock-based awards of $7.9 million, or $0.18 per basic share and $0.17 per diluted share, and a total $8.2 million gain, net of tax, or $0.18 per basic and diluted share, related to our investment in Shockwave Medical. Net income for the three months ended September 30, 2019 included excess tax benefits related to stock-based awards of $0.5 million, or $0.01 per basic and diluted share, and a $34.5 million unrealized loss, net of tax, or $0.76 per basic share and $0.75 per diluted share, related to our investment in Shockwave Medical.

Net income for the six months ended September 30, 2020 included excess tax benefits related to stock-based awards of $8.5 million, or $0.19 per basic and diluted share, and a $26.1 million gain, net of tax, or $0.58 per basic and $0.57 per diluted share, related to our investment in Shockwave Medical. Net income for the six months ended September 30, 2019 included excess tax benefits related to stock-based awards of $13.3 million, or $0.29 per basic and diluted share, and a $4.5 million unrealized loss, net of tax, or $0.10 per basic and diluted share, related to our investment in Shockwave Medical.

Liquidity and Capital Resources

At September 30, 2020, our total cash, cash equivalents and marketable securities totaled $735.7 million, an increase of $84.8 million compared to $650.9 million at March 31, 2020. The increase in our cash, cash equivalents and marketable securities during the six months ended September 30, 2020 was primarily due to cash flows provided by operating activities offset by cash used to fund our annual bonuses and proceeds from the sale of shares in Shockwave Medical. These amounts were offset by taxes paid related to net settlement of vesting of stock awards during the period and purchases of property and equipment.

Following is a summary of our cash flow activities:

	For the Six Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$108,968	$138,887
Net cash used for investing activities	(81,314)	(38,011)
Net cash used for financing activities	(14,711)	(71,005)
Effect of exchange rate changes on cash	(3,043)	(613)
Net increase in cash and cash equivalents	$9,900	$29,258

Cash Provided by Operating Activities

For the six months ended September 30, 2020, cash provided by operating activities consisted of net income of $106.8 million, adjustments for non-cash items of $19.7 million and cash used in working capital of $17.5 million. As discussed above, the change in net income was primarily due to modest increases in Impella revenue, lower selling, general and administrative expenses to reduced discretionary spending and hiring and gains from our investment in Shockwave Medical, partially offset by increases in research and development expenses due to product development and clinical initiatives relating to our existing and pipeline products and lower excess tax benefits. Adjustments for non-cash items consisted primarily of $20.9 million of stock-based compensation expense, $14.2 million in deferred tax provision, $11.1 million of depreciation and amortization expense, $3.1 million in inventory and other write-downs, and $0.5 million in accretion on marketable securities. The change in cash from working capital included a $4.8 million decrease in accounts receivable due to timing of collections, a $6.1 million decrease in inventory due to lower production volumes, a $32.1 million decrease in accounts payable and accrued expenses primarily due to payment of annual bonuses during the quarter ended September 30, 2020, and a $2.0 million increase in deferred revenue.

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

Cash Used for Investing Activities

For the six months ended September 30, 2020, net cash used for investing activities primarily consisted of $74.4 million in purchases from the sale of marketable securities (net of maturities), $52.2 million in net cash for our acquisition of Breethe and $19.6 million used in the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers and Aachen, Germany. We also made an additional $3.1 million investment in a private medical technology companies during fiscal 2021. These amounts were partially offset by $67.9 million in proceeds from the sale of Shockwave Medical securities.

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

Capital expenditures for fiscal 2021 are estimated to range from $30.0 million to $50.0 million, including additional capital expenditures for manufacturing capacity expansions in our Danvers and Aachen facilities, additional office space, building and leasehold improvements and information systems development projects.

Cash Used for Financing Activities

For the six months ended September 30, 2020, net cash used for financing activities included $11.3 million for the repurchase of our common stock and $10.9 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards. These amounts were offset by $5.6 million in proceeds from the exercise of stock options and $2.0 million in proceeds from the issuance of stock under the employee stock purchase plan.

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

Operating Capital and Liquidity Requirements

Our sources of cash liquidity are primarily from existing cash and cash equivalents, marketable securities and cash flows from operations. On September 30, 2020, our total cash, cash equivalents, and short and long-term marketable securities totaled $735.7 million, a decrease of $84.8 million compared to $650.9 million at March 31, 2020. Marketable securities at September 30, 2020 consisted of $533.5 million held in funds that invest in U.S. Treasury securities, government-backed securities, corporate debt securities and commercial paper. We generated operating cash flows of $109.0 million and $138.9 million for the six months ended September 30, 2020 and 2019, respectively. At September 30, 2020, we had no debt outstanding. We believe that our sources of liquidity are sufficient to fund the current requirements of working capital, capital expenditures, and other financial commitments for at least the next twelve months.

Our primary liquidity requirements are to fund the following: expansion of our commercial and operational infrastructures; expansion of our manufacturing capacity and office space; the procurement and production of inventory to meet customer demand for our Impella devices; funding of new product and business development initiatives, such as the recent acquisition of Breethe; ongoing commercial launch in Japan and expansion into potential new markets; increased clinical spending; legal expenses related to ongoing patent litigation and other legal matters; stock repurchases and payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards and provide for general working capital needs. To date, we have primarily funded our operations through product sales and the sale of equity securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of our fiscal year ending March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that certain of our employees have been working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable
(b)	Not applicable
(c)	Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

5.02(e) Compensatory Arrangements of Certain Officers.

On November 5, 2020, the Company made a one-time grant of performance-based restricted stock units (“PSUs”) to the following named executive officers (“NEOs”) listed in its definitive proxy statement on Schedule 14A filed with the SEC on June 30, 2020: Chairman, President and Chief Executive Officer Michael R. Minogue; Vice President and Chief Financial Officer Todd A. Trapp; Vice President and Chief Commercial Officer Andrew J. Greenfield; and Senior Vice President and Chief Operating Officer David M. Weber. The Compensation Committee of the Board of Directors determined to grant these awards in order to align management around a strategic COVID-19 recovery plan developed to create value for shareholders. The Company also considered the performance of its NEOs during the COVID-19 pandemic to date, market data and the input of the Committee’s independent compensation consultant. The target number of PSUs granted was 12,000 for Mr. Minogue and 4,500 for each of the other NEOs. The PSUs may be earned based on certain performance milestones after a one-year performance period, and, to the extent earned, will time-vest 50% shortly after the end of the one-year performance period and 50% on the second anniversary of the grant date, in each case, subject to the NEO’s continued employment on the vesting date and settlement date. Payouts under the PSUs are capped at 200% of target, and are based on a revenue growth metric, representing 30% weight of total payout, and certain other quantitative business metrics focusing on new product development, human capital, and operations during the pandemic, representing 70% weight of total payout. Additionally, in recognition of his focused leadership of the Company during the pandemic, Mr. Minogue’s earned PSU amount may be multiplied by an additional 125% if the Company achieves certain other strategic business metrics not included in the other NEOs’ PSU grants, for a potential maximum payout of 250% of target.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation		S-3	September 29, 1997	3.1

3.2	Amended & Restated By-Laws, as Amended and Restated February 4, 2020		10-K	May 21, 2020 (File No. 001-09585)	3.2

3.3	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000		8-K	March 21, 2007 (File No. 001-09585)	3.4

10.1	Form of Executive Officer Time-Based RSU Agreement under the Second Amended and Restated 2015 Omnibus Incentive Plan	X

10.2	Form of Executive Officer Time-Based Stock Option Agreement under the Second Amended and Restated 2015 Omnibus Incentive Plan	X

10.3	Form of Executive Officer Performance-Based PSU Agreement under the Second Amended and Restated 2015 Omnibus Incentive Plan	X

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer	X

32.1	Section 1350 certification	X

101

The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of  and March 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2020 and 2019; and (v) Notes to Condensed Consolidated Financial Statements.

X

104	Cover page from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL and contained in Exhibit 101	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: November 6, 2020	/s/ TODD A. TRAPP
Todd A. Trapp
Vice President and Chief Financial Officer
(Authorized Signatory)