Form 10-Q
period 2020-12-31
ABIOMED INC
filed 2021-02-04
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of January 25, 2021, 45,230,966 shares of the registrant’s common stock, $.01 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	December 31, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$181,018	$192,341
Short-term marketable securities	305,434	250,775
Accounts receivable, net	92,990	84,650
Inventories	82,448	90,088
Prepaid expenses and other current assets	31,801	18,009
Total current assets	693,691	635,863
Long-term marketable securities	301,315	207,795
Property and equipment, net	179,364	164,931
Goodwill	79,691	31,969
Other intangibles, net	43,327	14,913
Deferred tax assets	21,233	43,336
Other assets	109,813	117,655
Total assets	$1,428,434	$1,216,462
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,594	$32,774
Accrued expenses	71,661	75,107
Deferred revenue	21,291	19,147
Other current liabilities	3,854	4,857
Total current liabilities	120,400	131,885
Contingent consideration	25,316	9,000
Deferred tax liabilities	4,303	806
Other long-term liabilities	16,974	9,305
Total liabilities	166,993	150,996
Commitments and contingencies (Note 15)
Stockholders' equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	452	451
Authorized - 100,000,000 shares; Issued 47,882,615 shares at December 31, 2020 and 47,542,061 shares at March 31, 2020
Outstanding 45,224,596 shares at December 31, 2020 and 45,008,687 shares at March 31, 2020
Additional paid in capital	781,903	739,133
Retained earnings	771,151	602,482
Treasury stock at cost 2,658,019 shares at December 31, 2020 and 2,533,374 shares at March 31, 2020	(287,896)	(265,411)
Accumulated other comprehensive loss	(4,169)	(11,189)
Total stockholders' equity	1,261,441	1,065,466
Total liabilities and stockholders' equity	$1,428,434	$1,216,462

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
Revenue	$231,663	$221,584	$606,277	$634,225
Costs and expenses:
Cost of revenue	41,110	39,996	115,829	111,937
Research and development	33,004	25,655	89,886	73,413
Selling, general and administrative	86,198	85,674	233,809	257,708
	160,312	151,325	439,524	443,058
Income from operations	71,351	70,259	166,753	191,167
Other income:
Investment income, net	1,449	3,086	5,668	9,066
Other income, net	7,935	23,671	42,305	17,279
	9,384	26,757	47,973	26,345
Income before income taxes	80,735	97,016	214,726	217,512
Income tax provision	18,867	27,799	46,057	46,301
Net income	$61,868	$69,217	$168,669	$171,211

Basic net income per share	$1.37	$1.53	$3.74	$3.79
Basic weighted average shares outstanding	45,201	45,140	45,105	45,225

Diluted net income per share	$1.35	$1.51	$3.69	$3.73
Diluted weighted average shares outstanding	45,706	45,695	45,653	45,935

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
Net income	$61,868	$69,217	$168,669	$171,211
Other comprehensive income (loss):
Foreign currency translation gains (losses)	4,823	1,945	8,599	(1,436)
Unrealized losses on derivative instrument	(1,268)	(1,392)	(1,994)	(1,392)
Net unrealized (losses) gains on marketable securities	(525)	8	415	522
Other comprehensive income (loss)	3,030	561	7,020	(2,306)

Comprehensive income	$64,898	$69,778	$175,689	$168,905

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, April 1, 2020	45,008,687	$450	2,533,374	$(265,411)	$739,133	$602,482	$(11,189)	$1,065,466
Restricted stock units issued	124,749	1	—	—	(1)	—	—	—
Stock options exercised	31,488	—	—	—	1,010	—	—	1,010
Return of common stock to pay withholding taxes on restricted stock	(52,515)	—	52,515	(9,857)	—	—	—	(9,857)
Stock compensation expense	—	—	—	—	9,298	—	—	9,298
Stock repurchase program	(67,649)	(1)	67,649	(11,309)	—	—	—	(11,310)
Other comprehensive income	—	—	—	—	—	—	2,654	2,654
Net income	—	—	—	—	—	44,588	—	44,588
Balance, June 30, 2020	45,044,760	$450	2,653,538	$(286,577)	$749,440	$647,070	$(8,535)	$1,101,848
Restricted stock units issued	11,554	—	—	—	—	—	—	—
Stock options exercised	121,066	1	—	—	4,544	—	—	4,545
Return of common stock to pay withholding taxes on restricted stock	(3,602)	—	3,602	(1,077)	—	—	—	(1,077)
Stock issued under employee stock purchase plan	16,105	1	—	—	1,978	—	—	1,979
Stock compensation expense	—	—	—	—	11,565	—	—	11,565
Other comprehensive income	—	—	—	—	—	—	1,336	1,336
Net income	—	—	—	—	—	62,213	—	62,213
Balance, September 30, 2020	45,189,883	$452	2,657,140	$(287,654)	$767,527	$709,283	$(7,199)	$1,182,409
Restricted stock units issued	2,717	—	—	—	—	—	—	—
Stock options exercised	32,875	1	—	—	1,520	—	—	1,521
Return of common stock to pay withholding taxes on restricted stock	(879)	(1)	879	(242)		—	—	(243)
Stock compensation expense	—	—	—	—	12,856	—	—	12,856
Other comprehensive income	—	—	—	—	—	—	3,030	3,030
Net income	—	—	—	—	—	61,868	—	61,868
Balance, December 31, 2020	45,224,596	$452	2,658,019	$(287,896)	$781,903	$771,151	$(4,169)	$1,261,441

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, April 1, 2019	45,122,985	$451	1,903,241	$(138,852)	$690,507	$399,473	$(14,689)	$936,890
Restricted stock units issued	373,430	4	—	—	(4)	—	—	—
Stock options exercised	36,289	1	—	—	1,260	—	—	1,261
Return of common stock to pay withholding taxes on restricted stock	(158,426)	(2)	158,426	(40,534)	—	—	—	(40,536)
Stock compensation expense	—	—	—	—	13,121	—	—	13,121
Other comprehensive income	—	—	—	—	—	—	2,934	2,934
Net income	—	—	—	—	—	88,923	—	88,923
Balance, June 30, 2019	45,374,278	$454	2,061,667	$(179,386)	$704,884	$488,396	$(11,755)	$1,002,593
Restricted stock units issued	12,039	—	—	—	—	—	—	—
Stock options exercised	21,268	—	—	—	1,445	—	—	1,445
Return of common stock to pay withholding taxes on restricted stock	(3,363)	—	3,363	(668)	—	—	—	(668)
Stock issued under employee stock purchase plan	15,659	—	—	—	2,368	—	—	2,368
Stock compensation expense	—	—	—	—	13,323	—	—	13,323
Stock repurchase program	(180,929)	(2)	180,929	(34,872)	—	—	—	(34,874)
Other comprehensive loss	—	—	—	—	—	—	(5,801)	(5,801)
Net income	—	—	—	—	—	13,071	—	13,071
Balance, September 30, 2019	45,238,952	$452	2,245,959	$(214,926)	$722,020	$501,467	$(17,556)	$991,457
Restricted stock units issued	6,004	—	—	—	—	—	—	—
Stock options exercised	7,470	—	—	—	460	—	—	460
Return of common stock to pay withholding taxes on restricted stock	(2,159)	—	2,159	(403)	—	—	—	(403)
Stock compensation expense	—	—	—	—	10,574	—	—	10,574
Stock repurchase program	(137,432)	(1)	137,432	(25,001)	—	—	—	(25,002)
Other comprehensive income	—	—	—	—	—	—	561	561
Net income	—	—	—	—	—	69,217	—	69,217
Balance, December 31, 2019	45,112,835	$451	2,385,550	$(240,330)	$733,054	$570,683	$(16,995)	$1,046,863

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended December 31,
	2020	2019
Operating activities:
Net income	$168,669	$171,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,271	14,427
Bad debt (recoveries) expense	(192)	241
Stock-based compensation	33,719	37,019
Write-down of inventory and other	5,078	3,984
Accretion on marketable securities	1,183	(2,678)
Change in fair value of other investments	(43,107)	(17,407)
Deferred tax provision	22,920	30,551
Change in fair value of contingent consideration	3,016	865
Other non-cash operating activities	3,194	3,167
Changes in assets and liabilities:
Accounts receivable	(6,925)	(10,333)
Inventories	6,596	(13,261)
Prepaid expenses and other assets	(7,061)	(4,250)
Accounts payable	(8,147)	841
Accrued expenses and other liabilities	(10,000)	11,193
Deferred revenue	1,889	2,757
Net cash provided by operating activities	188,103	228,327
Investing activities:
Purchases of marketable securities	(487,753)	(491,513)
Proceeds from the sale and maturity of marketable securities and other	338,331	410,456
Purchases of other investments and intangible assets	(26,104)	(20,899)
Acquisition of Breethe Inc., net of cash acquired	(52,183)	—
Proceeds from sales of Shockwave Medical investment	67,882	—
Purchases of property and equipment	(27,274)	(33,460)
Net cash used for investing activities	(187,101)	(135,416)
Financing activities:
Proceeds from the exercise of stock options	7,076	3,165
Taxes paid related to net share settlement upon vesting of stock awards	(11,176)	(41,607)
Repurchase of common stock	(11,310)	(59,876)
Proceeds from the issuance of stock under employee stock purchase plan	1,978	2,368
Net cash used for financing activities	(13,432)	(95,950)
Effect of exchange rate changes on cash and cash equivalents	1,107	(12)
Net decrease in cash and cash equivalents	(11,323)	(3,051)
Cash and cash equivalents at beginning of period	192,341	121,021
Cash and cash equivalents at end of period	$181,018	$117,970

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$34,024	$7,479
Supplemental disclosure of non-cash activities:
Contingent consideration related to the acquisition of Breethe	13,300	—
Property and equipment in accounts payable and accrued expenses	640	3,314
Right-of-use assets obtained in exchange for lease liabilities	1,378	14,596

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

Note 2. Basis of Preparation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles, or GAAP, for interim financial reporting and in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 that has been filed with the SEC.

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

There have been no changes in the Company’s significant accounting policies for the three and nine months ended December 31, 2020 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 that has been filed with the SEC.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates.

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. Considerable uncertainty still surrounds the length of time that the areas in which it operates will continue to be impacted by the measures designed to reduce and contain the spread of the virus taken on international, national and local levels. Such measures taken, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, continue to create significant negative economic impacts on a global basis. The extent of the impact of the COVID-19 pandemic on the Company's business remains uncertain and difficult to predict, as the response to the pandemic continues to evolve.

Beginning in mid-March 2020, the Company experienced a decline in patient utilization in the U.S., Europe and Japan as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. The Company’s business was most impacted in the first quarter of fiscal year 2021, in terms of the decline in patients and revenue from the shelter-in-place restrictions in a majority of countries and limitations on procedures in hospitals. The Company experienced sequential quarterly improvement globally during the second and third quarters of fiscal 2021 as patient procedure volume trends and availability of healthcare resources have improved as certain restrictions were lifted and limitations eased during those periods.

Beginning in mid-November 2020, a broad resurgence of COVID-19 cases throughout the U.S. and Europe impacted the Company’s continued recovery in patient utilization during the third quarter of fiscal 2021 and beyond. While the COVID-19 pandemic remains fluid and continues to evolve differently across various geographies, the Company believes it is likely to continue to experience variable impacts on the Company’s business based on some of the resurgence that is now occurring in cities across the globe. Despite these challenges, the Company expects to see continued recovery in patient utilization and revenue during the fourth quarter of fiscal 2021 due to the high-risk nature of the patient population that are treated with the Company’s Impella devices and its expectation that the majority of these patients will ultimately seek treatment despite any delays caused by COVID-19. Further, hospitals are generally managing the pandemic better currently than they have in the earlier part of the pandemic due to more testing, improved protocols, and a greater number of vaccinated caregivers. During these challenging times, the Company’s priorities have been to support its clinician partners, protect the well-being of its employees, and maintain continuous access to its life-saving technologies while offering front-line in-hospital support. The Company has established onsite COVID-19 testing for its employees in both Danvers, Massachusetts and Aachen, Germany for early virus detection, administered thousands of COVID-19 tests to date, and provided personal protective equipment (“PPE”) for its employees in order to maintain a safe working environment for our employees.

The Company’s proactive testing program has reduced exposure with early detection, reduced employee anxiety and enabled its manufacturing facilities to operate at full capacity in line with local social distancing requirements. Also, as previously disclosed, the Company took proactive actions in the first half of fiscal year 2021 in order to mitigate the business impact of COVID-19 on its financial operations and it continues to manage discretionary costs closely in order to mitigate the business impact of COVID-19. Despite the ongoing challenges posed by COVID-19, including the recent global resurgence, the Company continues to invest strategically in engineering, regulatory and manufacturing in order to support its future growth initiatives and sales and marketing activities, with a particular focus on training and education initiatives to drive utilization of its Impella devices and recovery awareness for acute heart failure patients.

The Company is also continuing to closely monitor the impact of COVID-19 on all aspects of its business and geographies, including its impact on its customers, employees, suppliers, vendors, business partners and distribution channels. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. These developments could include, but are not limited to, the duration, spread and severity of the outbreak, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, the Company may continue to experience materially adverse impacts on its financial condition and results of operations.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326).” This new standard requires financial instruments to be measured at amortized cost, and accounts receivables to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The Company adopted this standard in the first quarter of fiscal year 2021 and it did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350).” This new standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which required companies to estimate the implied fair value of goodwill and recognize an impairment charge by the amount in which the carrying value exceeds the implied fair value. Under the new guidance, if the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge will be recorded, even if the difference is attributable to the fair value of other assets in the reporting unit. The Company adopted this standard in the first quarter of fiscal year 2021 and it did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” This new standard modifies the disclosure requirements on fair value measurements, including the removal of disclosures of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The guidance also adds certain disclosure requirements related to Level 3 fair value measurements. The Company adopted this standard in the first quarter of fiscal year 2021 and it did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740).” This amendment to the guidance on income taxes is intended to simplify the accounting for income taxes. The amendment eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendment also clarifies existing guidance related to the evaluation of a step up in the tax basis of goodwill and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements. ASU 2019-12 will become effective for the Company in fiscal year 2022.

In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815),” an amendment clarifying the interaction between accounting standards related to equity securities, equity method investments, and certain derivative instruments. The guidance is effective for fiscal years beginning after December 15, 2020. ASU 2020-01 will become effective for the Company in fiscal year 2022.

Note 3. Acquisition

Acquisition of Breethe

The Company acquired Breethe, Inc. (“Breethe”), a Maryland corporation on April 24, 2020. Breethe is engaged in research and development of a novel extracorporeal membrane oxygenation (“ECMO”) system that will complement and expand its product portfolio to more comprehensively serve the needs of patients whose lungs can no longer provide sufficient oxygenation, including patients suffering from cardiogenic shock, or respiratory failure. The Company acquired Breethe for $55.0 million in cash, with additional potential payouts up to a maximum of $55.0 million payable based on the achievement of certain technical, regulatory and commercial milestones.

Preliminary Purchase Price Allocation

The acquisition of Breethe was accounted for as a business combination. The purchase price for the acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation presented herein is preliminary. The final purchase price allocation will be determined after completion of an analysis to determine the fair value of all assets acquired and liabilities assumed, but in no event later than one year following completion of the acquisition. Accordingly, the final acquisition accounting adjustments could differ materially from the preliminary amounts presented herein. Any increase or decrease in the fair value of the assets acquired and liabilities assumed, as compared to the information shown herein, could also change the portion of purchase price allocated to goodwill and could impact the operating results of the Company following the acquisition due to differences in purchase price allocation, depreciation and amortization related to some of these assets and liabilities.

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

During the three and nine months ended December 31, 2020, there were no material adjustments in the preliminary estimated fair value of the assets and liabilities.

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The goodwill is not expected to be deductible for income tax purposes.

In-process research and development (“IPR&D”) from the acquisition of Breethe represents the estimated fair value of the Breethe ECMO technology which had not reached commercial technological feasibility nor had alternative future use at the time of the acquisition. During the third quarter of fiscal year 2021, upon receiving FDA 510(k) clearance of the Abiomed Breethe OXY-1 System (“OXY-1 System”) in October 2020, the Company reclassified the IPR&D asset of $27 million from the acquisition of Breethe to finite-lived developed technology intangible assets and began amortizing the intangible asset on a straight-line basis over an estimated useful life of 15 years (see Note 8).

Transaction costs such as legal, insurance and other costs related to the acquisition, aggregating approximately $0.9 million, have been expensed as incurred and are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

Note 4. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities include stock options, restricted stock units, performance-based stock awards and shares to be purchased under the Company’s employee stock purchase plan. The Company’s basic and diluted net income per share for the three and nine months ended December 31, 2020 and 2019 were as follows (in thousands, except per share data):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
Basic Net Income Per Share	2020	2019	2020	2019
Net income	$61,868	$69,217	$168,669	$171,211

Weighted average shares – basic	45,201	45,140	45,105	45,225

Net income per share – basic	$1.37	$1.53	$3.74	$3.79

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
Diluted Net Income Per Share	2020	2019	2020	2019
Net income	$61,868	69,217	168,669	171,211

Weighted average shares – basic	45,201	45,140	45,105	45,225
Effect of dilutive securities	505	555	548	710
Weighted average shares – diluted	45,706	45,695	45,653	45,935

Net income per share – diluted	$1.35	$1.51	$3.69	$3.73

Share-based compensation awards of approximately 0.2 million and 0.3 million shares for the three months ended December 31, 2020 and 2019, respectively, and approximately 0.3 million and 0.2 million for the nine months ended December 31, 2020 and 2019, respectively, were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive or are contingently issuable upon meeting performance criteria in the periods presented.

Note 5. Revenue Recognition

The Company generates revenue primarily from the sale of Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella RP, Impella 5.5, Impella AIC and OXY-1 System products and related accessories. The Company also earns revenue from preventative maintenance service contracts and maintenance calls.

Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers.  Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer.

Product revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of the contract with the customer.

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

The following table disaggregates the Company’s revenue by products and services:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(in $000's)		(in $000's)
Product revenue	$220,883	$212,626	$575,977	$609,430
Service and other revenue	10,780	8,958	30,300	24,795
Total revenue	$231,663	$221,584	$606,277	$634,225

The following table disaggregates the Company’s revenue by geographical location:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(in $000's)		(in $000's)
U.S. revenue	$189,116	$185,569	$495,988	$533,070
International revenue	42,547	36,015	110,289	101,155
Total revenue	$231,663	$221,584	$606,277	$634,225

Variable Consideration

Returns Reserve

The Company estimates an allowance for future sales returns based on historical return experience, which requires judgment. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized.  The Company estimates product return liabilities using the expected value method based on its historical sales information and other factors that it believes could significantly impact its expected returns, including product discontinuations, product recalls and expirations, of which it becomes aware. The Company’s cost of replacing defective products has not been material and is accounted for at the time of replacement. The Company’s returns reserve was not material as of December 31, 2020 and March 31, 2020.

Rebates and Discounts

The Company provides certain customers with rebates and discounts that are defined in the Company’s contract arrangements with customers and are recorded as a reduction of revenue in the period the related revenue is recognized, resulting in a reduction to revenue and the establishment of a liability, which are all included in accrued expenses in the accompanying consolidated balance sheet. Rebates normally result from performance-based offers that are primarily based on attaining contractually specified sales volumes as well as product usage.  Discounts are normally from early payment incentives. The Company estimates the amount of rebates and discounts based on an estimate of the third-party’s sales and the respective rebate or discount defined in the customer contractual arrangement. Revenue adjustments that relate to performance obligations satisfied in prior periods during the three and nine months ended December 31, 2020 and 2019, were not material.

Contract Balances

Deferred Revenue

The Company’s deferred revenue balance was $21.3 million and $19.1 million as of December 31, 2020 and March 31, 2020 respectively. The deferred revenue balance is due to the timing of product shipment and completion of recognizing revenue when the customer obtains control of the product, and additional preventative maintenance service contracts and the subsequent recognition of the contract ratably over the term of the service contract. During the three and nine months ended December 31, 2020, the Company recognized $3.0 million and $17.6 million of revenue that was included in the deferred revenue balance as of March 31, 2020, respectively. During the three and nine months ended December 31, 2019, the Company recognized $2.3 million and $15.0 million of revenue that was included in the deferred revenue balance as of March 31, 2019, respectively.

Note 6. Cash Equivalents, Marketable Securities and Fair Value Measurements

The Company’s cash equivalents and marketable securities at December 31, 2020 and March 31, 2020 are invested in the following:

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
December 31, 2020	(in $000's)
Money market funds	$82,579	$—	$—	$82,579
Repurchase agreements	33,000	—	—	33,000
Total cash equivalents	115,579	—	—	115,579

Short-term U.S. Treasury mutual fund securities	77,718	16	—	77,734
Short-term government-backed securities	90,002	48	(3)	90,047
Short-term corporate debt securities	88,897	733	—	89,630
Short-term commercial paper	48,026	1	(4)	48,023
Total short-term marketable securities	304,643	798	(7)	305,434

Long-term government-backed securities	251,297	356	(1)	251,652
Long-term corporate debt securities	48,724	940	(1)	49,663
Total long-term marketable securities	300,021	1,296	(2)	301,315

	$720,243	$2,094	$(9)	$722,328

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
March 31, 2020:	(in $000's)
Money market funds	$115,019	$—	$—	$115,019
Repurchase agreements	20,000	—	—	20,000
Total cash equivalents	135,019	—	—	135,019

Short-term U.S. Treasury securities	42,236	412	—	42,648
Short-term government-backed securities	67,594	401	—	67,995
Short-term corporate debt securities	107,290	94	(83)	107,301
Short-term commercial paper	32,757	74	—	32,831
Total short-term marketable securities	249,877	981	(83)	250,775

Long-term government-backed securities	90,911	153	—	91,064
Long-term corporate debt securities	116,110	851	(230)	116,731
Total long-term marketable securities	207,021	1,004	(230)	207,795

	$591,917	$1,985	$(313)	$593,589

Derivative Instruments

In October 2019, the Company entered into an intercompany agreement in which it loaned 85.0 million Euro to Abiomed Europe GMBH, its German subsidiary.  In conjunction with this intercompany loan agreement, the Company entered into a cross-currency swap agreement to convert a notional amount of 85.0 million Euro equivalent to a $93.5 million denominated intercompany loan into U.S. dollars. The objective of this cross-currency swap is to hedge the variability of cash flows related to the forecasted interest and principal payments on the Euro denominated fixed rate loan against changes in the exchange rate between the U.S. dollar and the Euro. Under the terms of this cross-currency swap contract, which has been designated as a cash flow hedge, the Company will make interest payments in Euro and receive interest in U.S. dollars. Upon the maturity of this contract, the Company will pay the principal amount of the loan in Euro and receive U.S. dollars from the counterparty. The cross-currency swap is carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in accumulated other comprehensive income (loss).

The Company uses a foreign-exchange-related derivative instrument to manage its exposure related to changes in the exchange rate on its intercompany loan. The Company does not enter into derivative instruments for any purpose other than cash flow hedging.

The following table summarizes the terms of the cross-currency swap agreement as of December 31, 2020 (dollar amounts in thousands):

	Effective Date	Maturity	Fixed Rate	Aggregate Notional Amount (in $000's)
Pay EUR	October 15,	October 15,	2.75%	EUR 85,000
Receive U.S.$	2019	2024	4.64%	USD 93,457

The following table presents the fair value of the Company’s derivative instrument as of December 31, 2020:

Derivatives designated as hedging instruments under ASC 815	Balance Sheet classification	Fair Value
Cross-currency swap	Other assets (long-term liabilities)	$(8,323)

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

For the three and nine months ended December 31, 2020, the Company recorded income of $0.5 million and $1.2 million, respectively, in other income, net, included in the consolidated statements of operations related to the interest rate differential of the cross-currency swaps.

Contingent Consideration

Contingent consideration represents potential milestones that the Company may pay as additional consideration related to acquired businesses. The Company has contingent consideration potentially payable related to the acquisition of ECP Entwicklungsgesellschaft mbH (“ECP”) in July 2014 and the acquisition of Breethe in April 2020. The fair value of the contingent consideration at each reporting date is updated by reflecting the changes in fair value reflected within research and development expenses in the Company’s consolidated statement of operations. Significant increases or decreases in any valuation assumptions, including probabilities of success or changes in expected timelines for achievement of any of these milestones, could result in a significantly higher or lower fair value of the contingent consideration liability. There is no assurance that any of the conditions for the milestone payments will be met.

The components of contingent consideration liability are as follows:

	December 31, 2020	March 31, 2020
	(in $000's)
ECP	$10,516	$9,000
Breethe	14,800	—
	$25,316	$9,000

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

Key unobservable inputs include the discount rate used to present value the projected revenues and cash flows (ranging from 1.3% to 16%), the probability of achieving the various technical, regulatory and commercial milestones (probability adjusted base case estimated range of 40% to 68%) and projected revenues, which are based on the Company’s operational forecasts and long-range strategic plans

Breethe

In April 2020, the Company acquired Breethe for $55.0 million in cash, with additional potential payouts up to a maximum of $55.0 million payable based on the achievement of certain technical, regulatory and commercial milestones.

The Company used a combination of an income approach, based on various revenue and cost assumptions and applying a probability to each outcome and a Monte-Carlo valuation model, both of which consider significant unobservable inputs. For the regulatory milestones, probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the earn out itself, the related projections, and the overall business. The commercial milestones are valued using a Monte-Carlo valuation model, which simulates estimated future revenues during the earn out-period using management’s best estimates.

Key unobservable inputs include the discount rates used to present value the projected revenues and cash flows (ranging from 1.4% to 16%), the probability of achieving the various technical, regulatory and commercial milestones (estimated to range from 25% to 75%) and projected revenues, which are based on the Company’s operational forecasts and long-range strategic plans.

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

The following tables present the Company’s fair value hierarchy for its financial instruments measured at fair value as of December 31, 2020 and March 31, 2020:

	Level 1	Level 2	Level 3	Total
December 31, 2020	(in $000's)
Assets
Money market funds	$82,579	$—	$—	$82,579
Repurchase agreements	—	33,000	—	33,000
Short-term government-backed securities	—	90,047	—	90,047
Short-term corporate debt securities	—	89,630	—	89,630
Short-term commercial paper	—	48,023	—	48,023
Short-term U.S. Treasury mutual fund securities	—	77,734	—	77,734
Long-term government-backed securities	—	251,652	—	251,652
Long-term corporate debt securities	—	49,663	—	49,663
Investment in Shockwave Medical	30,779	—	—	30,779
Liabilities
Contingent consideration	—	—	25,316	25,316
Cross-currency swap agreement	—	8,323	—	8,323

	Level 1	Level 2	Level 3	Total
March 31, 2020	(in $000's)
Assets
Money market funds	$115,019	$—	$—	$115,019
Repurchase agreements	—	20,000	—	20,000
Short-term U.S. Treasury securities	—	42,648	—	42,648
Short-term government-backed securities	—	67,995	—	67,995
Short-term corporate debt securities	—	107,301	—	107,301
Short-term commercial paper	—	32,831	—	32,831
Long-term government-backed securities	—	91,064	—	91,064
Long-term corporate debt securities	—	116,731	—	116,731
Cross currency swap agreement	—	3,786	—	3,786
Investment in Shockwave Medical	55,704	—	—	55,704
Liabilities
Contingent consideration	—	—	9,000	9,000

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

This contingent consideration liability is reported as Level 3 as the estimated fair value of the contingent consideration related to the acquisitions of ECP and Breethe require significant management judgment or estimation and is calculated as described above.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the three and nine months ended December 31, 2020 and 2019:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(in $000's)
Beginning balance	$24,417	$10,236	$9,000	$9,575
Additions	—	—	13,300	—
Change in fair value	899	204	3,016	865
Ending balance	$25,316	$10,440	$25,316	$10,440

The change in fair value of the contingent consideration was primarily due to the addition of contingent consideration related to the Breethe acquisition and the passage of time impact on fair value measurements.

Note 7. Property and Equipment

The components of property and equipment are as follows:

	December 31, 2020	March 31, 2020
	(in $000's)
Land	$7,658	$7,179
Building and building improvements	105,602	100,176
Leasehold improvements	15,187	14,546
Machinery, equipment and computer software	85,654	71,636
Furniture and fixtures	15,303	14,600
Construction in progress	26,321	15,075
Total cost	255,725	223,212
Accumulated depreciation	(76,361)	(58,281)
Property and equipment, net	$179,364	$164,931

In January 2021, the Company entered into a purchase and sale agreement to purchase additional land and building space adjacent to its corporate headquarters in Danvers, Massachusetts. The estimated purchase price for the property is $17.5 million and the transaction is expected to be completed during the fourth quarter of fiscal year 2021.

Note 8. Goodwill and Other Intangibles Assets, net

Goodwill

The carrying amount of goodwill at December 31, 2020 and March 31, 2020 was $79.7 million and $32.0 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, in May 2005, ECP in July 2014 and Breethe in April 2020. The carrying value of goodwill and the change in the balance for the nine months ended December 31, 2020 are as follows:

(in $000's)
Balance, March 31, 2020	$31,969
Breethe acquisition	44,048
Foreign currency translation impact	3,674
Balance, December 31, 2020	$79,691

The Company evaluates goodwill at least annually on October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on goodwill.

Other Intangibles Assets, net

Other intangible assets consist of the following:

		December 31, 2020			March 31, 2020
	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
		(in $000's)
Finite-lived intangible assets
Developed technology	14.8	$27,000	$(300)	$26,700	—	—	—

Indefinite-lived intangible assets
In-process research and development		16,627	—	16,627	14,913	—	14,913
Total		$43,627	$(300)	$43,327	$14,913	—	$14,913

The Company’s developed technology represents the estimated fair value of the OXY-1 System. Upon receiving FDA 510(k) clearance of the OXY-1 System in October 2020, the Company reclassified the IPR&D asset of $27.0 million during the quarter ended December 31, 2020 from the acquisition of Breethe (see Note 3) to finite-lived developed technology intangible assets and began amortizing the intangible asset on a straight-line basis over an estimated useful life of 15 years. The estimated fair value of developed technology was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flow estimates for the OXY-1 System were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development.

The Company’s IPR&D assets represents the estimated fair value of the Impella ECPTM related to the acquisition of ECP and AIS, in July 2014. The estimated fair value of the IPR&D assets at the acquisition date was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flow estimates for the future Impella ECPTM expandable catheter pump were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development.

The Company evaluates indefinite lived IPR&D assets at least annually on October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on IPR&D assets. The change in the IPR&D balance for the nine months ended December 31, 2020 was related to foreign currency translation impact.

Note 9. Other Assets

The components of other assets are as follows:

	December 31, 2020	March 31, 2020
	(in $000's)
Investment in Shockwave Medical	$30,779	$55,704
Other investments	62,995	38,741
Operating lease right of use asset (Note 10)	10,399	11,760
Cross currency swap (Note 6)	—	3,786
Other	5,640	7,664
Total other assets	$109,813	$117,655

Investment in Shockwave Medical

The fair value of the Company’s investment in Shockwave Medical, a publicly traded medical device company, was $30.8 million and $55.7 million as of December 31, 2020 and March 31, 2020, respectively. During the three and nine months ended December 31, 2020, amounts recorded in other income, net, were gains of $6.2 million and $32.3 million, net of tax, respectively. During the three and nine months ended December 31, 2019, amounts recorded in other income, net, were gains of $17.8 million and $13.3 million, net of tax, respectively. The Company held 0.3 million shares of Shockwave Medical at December 31, 2020.

Other Investments

The carrying value of the Company’s portfolio of other investments and the change in the balance for the three and nine months ended December 31, 2020 and 2019 are as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(in $000's)
Beginning balance	$39,041	$31,584	38,741	24,584
Additions	23,004	12,600	26,104	19,600
Reclassification	—	—	(2,000)	—
Impairment	—	(750)	(800)	(750)
Change in fair value	950	—	950	—
Ending balance	$62,995	$43,434	$62,995	$43,434

During the three and nine months ended December 31, 2020, the Company made additional investments of $23.0 million and $26.1 million, respectively, in private medical device companies. The Company also recorded impairment losses of $0 and $0.8 million in other income, net relating to certain of the Company’s investments in other private medical device companies.

Other

Included within other is $3.6 million related to license manufacturing rights to certain technology from third parties which are amortized over a useful life of 15 years.

Note 10. Leases

The following table presents supplemental balance sheet information related to the Company’s operating leases:

	December 31, 2020	March 31, 2020
	(in $000's)
Assets
Operating lease right-of-use assets in other assets	$10,399	$11,760
Liabilities
Operating lease liabilities in other current liabilities	3,260	3,671
Operating lease liabilities in other long-term liabilities	7,610	8,549
Total operating lease liabilities	$10,870	$12,220

Expense charged to operations under operating leases were $1.0 million and $2.9 million during each of the three and nine months ended December 31, 2020 and 2019, respectively.

Maturities of lease liabilities as of December 31, 2020 are as follows:

(in thousands, except lease term and discount rate)

Fiscal Years Ending March 31,
2021	$975
2022	3,198
2023	2,043
2024	1,896
2025	1,668
Thereafter	2,085
Total minimum lease payments	11,865
Less: imputed interest	(995)
Present value of operating lease liabilities	$10,870

Weighted average remaining lease term	4.99

Weighted average discount rate	3.10%

Note 11. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2020	March 31, 2020
	(in $000's)
Employee compensation	$36,756	$32,273
Sales and income taxes	13,624	21,641
Research and development	7,345	5,749
Professional, legal, and accounting fees	2,697	6,880
Marketing	2,597	1,818
Warranty	2,075	1,705
Other	6,567	5,041
	$71,661	$75,107

The accrual for employee compensation consists primarily of accrued bonuses, commissions, employee benefits and payroll taxes at December 31, 2020 and March 31, 2020.

Note 12. Stockholders’ Equity

Class B Preferred Stock

The Company has authorized 1,000,000 shares of Class B Preferred Stock, $.01 par value, of which the Board of Directors can set the designation, rights and privileges. No shares of Class B Preferred Stock have been issued or are outstanding.

Stock Repurchase Program

In August 2019, the Company’s Board of Directors authorized a stock repurchase program for up to $200.0 million of shares of its common stock. Under this stock repurchase program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company is funding the stock repurchase program with its available cash and marketable securities. The Company did not make any repurchases during the three months ended December 31, 2020. The remaining authorization under the stock repurchase program was $103.8 million as December 31, 2020.

The following table provides shares bought through stock repurchase program during the three and nine months ended December 31, 2020 and 2019:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
Shares repurchased	—	137,432	67,649	318,361
Average price per share	—	$181.94	$167.19	$188.08
Value of shares repurchased (in millions)	—	$25.0	$11.3	$59.9

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), are as follows (in thousands):

	Nine Months Ended December 31, 2020
	Foreign Currency Translation Gains (Losses)	Unrealized Gains on Investments	Gains (Losses) on Derivative Instruments	Total
Balance, April 1, 2020	(16,860)	1,672	3,999	(11,189)
Other comprehensive income (loss)	1,360	1,755	(461)	2,654
Balance, June 30, 2020	(15,500)	3,427	3,538	(8,535)
Other comprehensive income (loss)	2,416	(814)	(266)	1,336
Balance, September 30, 2020	(13,084)	2,613	3,272	(7,199)
Other comprehensive income (loss)	4,823	(525)	(1,268)	3,030
Balance, December 31, 2020	$(8,261)	$2,088	$2,004	$(4,169)

	Nine Months Ended December 31, 2019
	Foreign Currency Translation Gains (Losses)	Unrealized Gains on Investments	Gains (Losses) on Derivative Instruments	Total
Balance, April 1, 2019	(15,028)	339	—	(14,689)
Other comprehensive income	2,334	600	—	2,934
Balance, June 30, 2019	(12,694)	939	—	(11,755)
Other comprehensive income	(5,716)	(85)	—	(5,801)
Balance, September 30, 2019	(18,410)	854	—	(17,556)
Other comprehensive income (loss)	1,945	8	(1,392)	561
Balance, December 31, 2019	$(16,465)	$862	$(1,392)	$(16,995)

Note 13. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operations for the three and nine months ended December 31, 2020 and 2019:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(in $000's)
Cost of revenue	$1,061	$809	$2,689	$2,531
Research and development	1,922	1,586	5,069	5,292
Selling, general and administrative	9,873	8,179	25,961	29,196
	$12,856	$10,574	$33,719	$37,019

Stock Options

The following table summarizes the stock option activity for the nine months ended December 31, 2020:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at beginning of period	869	$112.03	5.30
Granted	68	222.94
Exercised	(185)	38.16
Cancelled and expired	(10)	225.43
Outstanding at end of period	741	$139.08	5.61	$141,158
Exercisable at end of period	566	$102.90	4.68	$127,947
Options vested and expected to vest at end of period	741	$139.08	5.61	$141,115

Stock options generally vest and become exercisable annually over three years. The remaining unrecognized stock-based compensation expense for unvested stock option awards at December 31, 2020, was approximately $10.8 million and the estimated weighted-average period over which this cost will be recognized is 1.7 years.

The aggregate intrinsic value of stock options exercised was $46.2 million for the nine months ended December 31, 2020. The total cash received as a result of employee stock option exercises for the nine months ended December 31, 2020, was approximately $7.1 million.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair values and weighted average assumptions used in the calculation of fair value of options granted during the three and nine months ended December 31, 2020 and 2019 was as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
Weighted average grant-date fair value	$94.64	$74.61	$76.79	$93.68

Valuation assumptions:
Risk-free interest rate	0.39%	1.68%	0.31%	1.99%
Expected option life (years)	4.17	4.10	4.22	4.14
Expected volatility	43.70%	42.36%	42.85%	42.34%

Restricted Stock Units

The following table summarizes activity of restricted stock units for the nine months ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)
Restricted stock units at beginning of period	320	$263.92
Granted	227	253.93
Vested	(138)	226.94
Forfeited	(105)	266.67
Restricted stock units at end of period	304	$272.29

Restricted stock units generally vest annually over three years. The remaining unrecognized compensation expense for outstanding restricted stock units, including performance and market-based awards, as of December 31, 2020 was $50.3 million and the estimated weighted-average period over which this cost will be recognized is 2.0 years.

The weighted average grant-date fair value for restricted stock units granted during the nine months ended December 31, 2020 was $253.93. The total fair value of restricted stock units vested during the nine months ended December 31, 2020 was $27.5 million.

Performance-Based Awards

In May 2020, performance-based awards of restricted stock units for the potential issuance of up to 61,674 shares of common stock were issued to certain executive officers and employees, which vest upon achievement of prescribed service milestones by the award recipients and the achievement of prescribed performance milestones by the Company.

In November 2020, performance-based awards of restricted stock units for the potential issuance of up to 66,000 shares of common stock were issued to certain executive officers, which vest upon achievement of prescribed service milestones by the award recipients and the achievement of prescribed performance milestones by the Company.

As of December 31, 2020, the Company is recognizing compensation expense based on the probable outcomes related to the prescribed performance targets on outstanding performance-based awards.

Market-Based Awards

In May 2020, the Company awarded certain executive officers and employees a total of up to 61,762 market-based restricted stock units. These restricted stock units will vest and result in the issuance of shares of common stock based on continuing employment and the relative ranking of the total shareholder return (“TSR”) of the Company’s common stock in relation to the TSR of twenty peer companies over a two-year and three-year performance period based on a comparison of average closing stock prices during the 20 trading days prior to the first day of the performance period, reinstated dividends during each performance period and the average closing stock prices during the final 20 trading days of each performance period. The actual number of market-based restricted stock units that may be earned can range from 0% to 200% of the target number of shares. Additionally, the payout percentage is further adjusted based on the Company’s performance relative to the constituents of the S&P 500 Index on the first day of the performance period that are still actively trading on the last day of each performance period.  The restricted stock units will vest following the end of the two-year and three-year performance period, respectively.

The Company used a Monte-Carlo simulation model to estimate the grant-date fair value of the TSR restricted stock units. The fair value related to these awards are recorded as compensation expense over the period from date of grant to May 2022 and May 2023, respectively, regardless of the actual TSR outcome reached.

The table below sets forth the assumptions used to value the awards and the estimated grant-date fair value:

Risk-free interest rate	0.2%
Expected volatility	35.5%
Dividend yield	—
Remaining performance period (years)	1.9 - 2.9
Estimated fair value per share	$347.05 - $349.28
Target performance (number of shares)	30,881

Note 14. Income Taxes

The Company’s income tax provision was $18.9 million and $27.8 million for the three months ended December 31, 2020 and 2019, respectively. The Company’s income tax provision was $46.1 million and $46.3 million for the nine months ended December 31, 2020 and 2019, respectively. The Company’s effective tax rate was 23.4% and 28.7% for the three months ended December 31, 2020 and 2019, respectively. The Company’s effective tax rate was 21.4% and 21.3% for the nine months ended December 31, 2020 and 2019, respectively. The Company’s U.S. federal statutory corporate income tax rate of 21% was applied in the computation of the income tax provision for the three and nine months ended December 31, 2020 and 2019.

The significant differences between the statutory income tax rate and effective income tax rate for the three and nine months ended December 31, 2020 and 2019 were as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
Statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Excess tax benefits from stock-based awards	(2.4)	(0.5)	(4.8)	(6.3)
Credits	(1.7)	(1.6)	(1.7)	(1.6)
State taxes, net	4.2	3.3	4.2	3.3
Permanent differences	2.1	1.8	2.1	1.8
Foreign tax credit	(0.3)	4.0	(0.3)	2.7
Other	0.5	0.7	0.9	0.4
Effective tax rate	23.4%	28.7%	21.4%	21.3%

The Company recognizes excess tax benefits and shortfalls in the income tax provision as discrete items in the period in which restricted stock units vest or stock option exercises occur. The Company recognized excess tax benefits associated with stock-based awards of $1.9 million and $0.5 million as an income tax benefit for the three months ended December 31, 2020 and 2019, respectively. The Company recognized excess tax benefits associated with stock-based awards of $10.4 million and $13.8 million for the nine months ended December 31, 2020 and 2019. These recognized excess tax benefits resulted from restricted stock units that vested or stock options that were exercised during each period. The amount of future excess tax benefits or shortfalls will likely fluctuate from period to period based on the price of the Company’s stock, the number of restricted stock units that vest or stock options that are exercised, and the fair value assigned to such stock-based awards under U.S. GAAP.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The outcome of these audits cannot be predicted with certainty. The Company’s management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the Company’s provision for income taxes. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. The Company’s most recent completed income tax audits were in the U.S. relating to fiscal year 2016 and in Germany, which covered fiscal years 2012 through 2015. These tax audits did not materially impact the Company’s financial statements. In October 2020, the Company was notified by the German tax authorities that they will be conducting an income tax audit on Abiomed Europe GMBH and ECP for fiscal years 2016 through 2019 beginning in January 2021. All other tax years remain subject to examination by the federal, state and foreign tax authorities.

Note 15. Commitments and Contingencies

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

Thoratec Matters

Thoratec Corporation (“Thoratec”), a subsidiary of Abbott Laboratories (“Abbott”), has challenged a number of Company-owned patents in Europe in connection with the launch of Thoratec’s HeartMate PHP™ medical device (“PHP”) in Europe and the Company has counterclaimed for infringement in the District Court in Düsseldorf. The litigation was stayed pending the highest Court’s ruling on the validity and scope of the litigated patents. In September 2019, the Federal Court of Justice in Germany upheld the Company’s patents that are the subject of the patent infringement action for the sales and marketing of Thoratec’s PHP pump in Germany. Subsequently, the District Court in Düsseldorf lifted the stay, re-opened the litigation proceedings, and ruled in favor of Abiomed.  The Court acknowledged that Thoratec’s PHP product infringes two of Abiomed patents related to the key features of Impella® intravascular pump and future expandable heart pump, known as Impella ECP®.  Abbott appealed and the oral hearing is set for August 26, 2021. If upheld, the verdict is provisionally enforceable, which means that Abiomed will be able to seek a court ordered injunction preventing the sale and marketing of PHP, should Thoratec attempt to launch HeartMate PHP in Germany.

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

On June 28, 2020, the Court issued an order consolidating the two cases and appointed Local 705 International Brotherhood of Teamsters Pension Fund as the lead plaintiff and the Labaton Sucharow firm as lead counsel.  On September 17, 2020, the lead plaintiff filed an amended complaint in which they proposed a new class period of May 3, 2018 to July 31, 2019.  As prescribed by a scheduling order, the Company filed a motion to dismiss in November 2020.  The Company does not expect a decision on that motion until at least the first quarter of fiscal year 2022.

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

On November 5, 2020, a second shareholder sent a letter to the Board of Directors that made essentially the same demands as the September 29, 2020 letter from the first shareholder.  The Company responded on November 23, 2020, noting that it will defer consideration of the demand pending further substantive developments in the securities class action suit.

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

Note 16. Segment and Enterprise-Wide Disclosures

The Company operates in one business segment: the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. International sales (meaning sales outside the U.S., primarily in Europe and Japan) accounted for 18% and 16% of total revenue for each of the three and nine months ended December 31, 2020 and 2019, respectively. The Company’s long-lived assets are located in the U.S., except for $56.1 million and $46.7 million at December 31, 2020 and March 31, 2020, respectively, which are located primarily in Germany.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Report, including the documents incorporated by reference in this Report, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “should,” “likely,”  “will” and other words and terms of similar meaning. Each forward-looking statement in this Report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include: the impact of the COVID-19 pandemic, efforts to contain the pandemic and resulting prolonged economic downturn on our operations and financial condition; our dependence on Impella® products and OXY-1 System for all of our revenues; our ability to successfully compete against our existing or potential competitors; the acceptance of our products by cardiac surgeons and interventional cardiologists, especially those with significant influence over medical device selection and purchasing decisions; long sales and training cycles associated with expansion into new hospital cardiac centers; reduced market acceptance of our products due to lengthy clinician training process; our ability to effectively manage our growth; our ability to successfully commercialize our products; our ability to obtain regulatory approvals and market and sell our products in certain jurisdictions; enforcement actions and product liability suits relating to off-label uses of our products; unsuccessful clinical trials or procedures relating to products under development; our ability to maintain compliance with regulatory requirements; mandatory or voluntary product recalls; shutdowns of the U.S. federal government; third-party payers’ failure to provide reimbursement of our products; changes in healthcare reimbursement systems in the U.S. and other foreign jurisdictions; our failure to comply with healthcare “fraud and abuse” laws; our failure to comply with the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations; uncertainties associated with our product development efforts; our ability to increase manufacturing capacity to support continued demand for our products; our or our vendors’ failure to achieve and maintain high manufacturing standards; our ability to attract and retain key personnel; our suppliers’ failure to provide the components we require; our ability to expand our direct sales activities into international markets; the economic effects of “Brexit”; poor performance of our distributors in the international markets; our ability to sustain profitability; our potential “ownership change” for U.S. federal income tax purposes and our limited utilization of net operating losses from prior tax years; impact of changes in tax laws, including recently enacted U.S. Tax Reform; our ability to develop and commercialize new products or acquire desirable companies, products or technologies; our failure to protect our intellectual property or develop or acquire additional intellectual property; increased risk of material product liability claims; inventory write-downs and other costs due to product quality problems; liabilities due to failure to protect the confidentiality of patient health information; disruptions of critical information systems or material breaches in the security of our systems; risks and liabilities associated with acquisitions of other companies or businesses; changes in accounting standards, tax laws and financial reporting requirements; liabilities, expenses and restrictions associated with environmental and health safety laws; changes in methods, estimates and judgments we use in applying our accounting policies; fluctuations in foreign currency exchange rates; the outcome of ongoing securities class action litigation relating to our public disclosures; and other factors discussed in Part I, Item 1A. Risk Factors of our Form 10-K for the year ended March 31, 2020 and the filings subsequently filed with or furnished to the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. Unless otherwise required by law, we undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of unanticipated events.

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

Our strategic focus and the primary driver of our revenue growth is the market penetration of our family of Impella® heart pumps. The Impella device portfolio, which includes the Impella 2.5®, Impella CP®, Impella 5.0®, Impella LD®, Impella 5.5® and Impella RP® devices, has supported thousands of patients worldwide. We expect that most of our product and service revenue in the near future will be from our Impella devices. Our Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5 and Impella RP devices have U.S Food and Drug Administration or FDA and CE Mark approval which allows us to market these devices in the U.S. and European Union. We expect to continue to make additional pre-market approval, or PMA supplement submissions for our Impella portfolio of devices for additional indications. Our Impella 2.5, Impella CP and Impella 5.0 devices have regulatory approval from the Ministry of Health, Labor and Welfare, or MHLW, in Japan.

COVID-19 Pandemic

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. Considerable uncertainty still surrounds the length of time that the areas in which we operate will continue to be impacted by the measures designed to reduce and contain the spread of the virus taken on international, national and local levels. Such measures taken, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, continue to create significant negative economic impacts on a global basis. The extent of the impact of the COVID-19 pandemic on our business remains uncertain and difficult to predict, as the response to the pandemic continues to evolve.

Beginning in mid-March 2020, we experienced a decline in patient utilization in the U.S., Europe and Japan as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. Our business was most impacted in the first quarter of fiscal year 2021, in terms of the decline in patients and revenue from the shelter-in-place restrictions in a majority of countries and limitations on procedures in hospitals. We experienced sequential quarterly improvement during the second and third quarters of fiscal 2021 as patient procedure volume trends and availability of healthcare resources have improved as certain restrictions were lifted and limitations eased during those periods.

Beginning in mid-November 2020, a broad resurgence of COVID-19 cases throughout the U.S. and Europe impacted our continued recovery in patient utilization during the third quarter of fiscal 2021 and beyond. While the COVID-19 pandemic remains fluid and continues to evolve differently across various geographies, we believe it is likely we will continue to experience variable impacts on our business based on some of the resurgence that is now occurring in cities across the globe. Despite these challenges, we expect to see continued recovery in patient utilization and revenue during the fourth quarter of fiscal 2021 due to the high-risk nature of the patient population that are treated with our Impella devices and our expectation that the majority of these patients will ultimately seek treatment despite any delays caused by COVID-19. Further, hospitals are generally managing the pandemic better currently than they have in the earlier part of the pandemic due to more testing, improved protocols, and a greater number of vaccinated caregivers.

During these challenging times, our priorities have been to support our clinician partners, protect the well-being of our employees, and maintain continuous access to our life-saving technologies while offering front-line in-hospital support. We have established onsite COVID-19 testing for our employees in both Danvers, Massachusetts and Aachen, Germany for early virus detection, administered thousands of COVID-19 tests to date, and provided personal protective equipment (“PPE”) for our employess in order to maintain a safe working environment for our employees. Our proactive testing program has reduced exposure with early detection, reduced employee anxiety and enabled our manufacturing facilities to operate at full capacity in line with local social distancing requirements. Also, as previously disclosed, we took proactive actions in the first half of fiscal year 2021 in order to mitigate the business impact of COVID-19 on our financial operations and we continue to manage our discretionary costs closely in order to mitigate the business impact of COVID-19. Despite the ongoing challenges posed by COVID-19, including the recent global resurgence, we continue to invest strategically in engineering, regulatory and manufacturing in order to support our future growth initiatives and sales and marketing activities, with a particular focus on training and education initiatives to drive utilization of our Impella devices and recovery awareness for acute heart failure patients.

We are also continuing to closely to monitoring the impact of COVID-19 on all aspects of our business and geographies, including its impact on our customers, employees, suppliers, vendors, business partners and distribution channels. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. These developments could include, but are not limited to, the duration, spread and severity of the outbreak, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations.

Acquisition of Breethe

We acquired Breethe, a Maryland corporation, on April 24, 2020. Breethe is engaged in research and development of a novel extracorporeal membrane oxygenation (“ECMO”) system that will complement and expand our product portfolio to more comprehensively serve the needs of patients whose lungs can no longer provide sufficient oxygenation, including some patients suffering from cardiogenic shock or respiratory failure. We acquired Breethe for $55.0 million in cash, with additional potential payouts up to a maximum of $55.0 million payable based on the achievement of certain technical, regulatory and commercial milestones. In October 2020, the OXY-1 System received a 510(k) clearance from the FDA for an all-in-one, compact cardiopulmonary bypass system. In the third quarter of fiscal year 2021, we initiated a controlled launch of the OXY-1 System at a limited number hospitals in the U.S, with full U.S. commercial availability expected in fiscal year 2022.

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

Our Impella CP devices has FDA and CE Mark approval which allows us to market this device in the U.S. and European Union. We expect to continue to make additional pre-market approval, or PMA supplement submissions for our Impella portfolio of devices for additional indications. In March 2019, we received PMDA approval from MHLW for our Impella CP heart pump in Japan.  We began selling the Impella CP heart pump in Japan in fiscal year 2020.

In April 2019, the FDA approved the initiation of the STEMI DTU Pivotal Randomized Controlled Trial. The prospective, multi-center, two-arm trial plans to enroll 668 patients undergoing treatment for a STEMI heart attack at up to 60 sites. Half the patients will be randomized to receive delayed reperfusion after 30 minutes of left ventricular unloading with the Impella CP. The other half will receive immediate reperfusion, the current standard of care. The trial will test the hypothesis that unloading the left ventricle for 30 minutes prior to reperfusion will reduce myocardial damage from a heart attack and lead to a reduction in future heart failure related events. The trial allows for an adaptive design, which permits adjustments to the study sample size after an interim analysis. We began the trial in fiscal year 2020 and we estimate that it will take three to four years to complete enrollment.

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

Impella 5.5®

The Impella 5.5 device is designed to be a percutaneous micro heart pump with integrated motors and sensors. The Impella 5.5 delivers peak flows of greater than six liters per minute. The Impella 5.5 has a motor housing that is thinner and 45% shorter than the Impella 5.0 and it improves ease of pump insertion through the vasculature.

In September 2019, the Impella 5.5 device received a PMA from the FDA for safety and efficacy in the therapy of cardiogenic shock for up to 14 days in the U.S. The Impella 5.5 pump was introduced in the U.S. through a controlled rollout at hospitals with established heart recovery protocols beginning in fiscal year 2020. The Impella 5.5 device received CE marking approval in Europe in April 2018 and was introduced in Europe through a similar controlled rollout. We are also targeting a submission of the Impella 5.5 device to the PMDA in Japan in the first half of calendar year 2021. The adoption of the Impella 5.5 device may lessen the utilization of Impella 5.0 and Impella LD at certain sites.

Impella RP®

The Impella RP device is a percutaneous catheter-based axial flow pump that is designed to allow greater than four liters of blood flow per minute and is intended to provide the flow and pressure needed to compensate for right side heart failure. Our Impella RP device has FDA and CE Mark approval which allows us to market these devices in the U.S. and European Union. The Impella RP is the first percutaneous single access heart pump designed for right heart support to receive FDA approval. The Impella RP device is approved to provide support of the right heart during times of acute failure for certain patients who have received a left ventricle assist device or have suffered heart failure due to AMI, a failed heart transplant, or following open heart surgery. We expect to continue to make additional pre-market approval, or PMA supplement submissions for our Impella portfolio of devices for additional indications.

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

Impella Connect®

Impella Connect is a cloud-based technology that enables secure, cloud-based, remote viewing of the Automated Impella Controller, or AIC, for physicians and hospital staff from anywhere with internet connectivity. The Impella Connect is intended to provide enhanced monitoring capability, reduce setup time and improve ease of use for physicians. We began a controlled roll-out of Impella Connect at certain hospital sites during fiscal year 2020 and plan to transition the majority of our significant customers in fiscal year 2021.

OXY-1 System

The OXY-1 System is a portable external respiratory assistance device that we acquired as part of the Breethe acquisition. The OXY-1 System takes venous blood from the patient, removes carbon dioxide and adds oxygen much like a human lung, and returns the oxygenated blood safely back to the patient. In October 2020, the OXY-1 System received a 510(k) clearance from the FDA for an all-in-one, compact cardiopulmonary bypass system. In the third quarter of fiscal year 2021, we initiated a controlled launch of the OXY-1 System at a limited number hospitals in the U.S, with full U.S. commercial availability expected in fiscal year 2022.

Our Product Pipeline

Impella ECP™

The Impella ECP device is designed for blood flow of greater than three liters per minute. It is intended to be delivered on a standard sized catheter and will include an expandable inflow in the left ventricle. The Impella ECP device has completed the first stage in its FDA early feasibility study (“EFS”) in December 2020 by enrolling and treating five patients. The prospective, multi-center, non-randomized EFS is designed to allow us, study investigators, and the FDA to make qualitative assessments about the safety and feasibility of Impella ECP use in high-risk percutaneous coronary intervention (PCI) patients. In January 2021, we received approval from the FDA to expand the EFS for the Impella ECP device based on their review of results from the first five patients. The Impella ECP device is still in development and has not been approved for commercial use or sale.

Impella XR Sheath™

The Impella XR Sheath is a low-profile sheath that expands and recoils, allowing for small bore access and closure with the Impella 2.5 heart pump. It inserts at 10 French (Fr) and the flexible, nitinol braids momentarily expand during Impella delivery then recoil, simplifying access for complex interventions. The Impella XR sheath is intended to produce less trauma at the arterial access site compared to large bore sheaths. In December 2020, the Impella XR Sheath for our Impella 2.5 device received the FDA 510(k) clearance. We also continue to work on development of an Impella XR Sheath on our Impella CP device for an FDA submission in fiscal year 2022.

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

Critical Accounting Policies and Estimates

Other than the accounting policy changes discussed in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our consolidated financial statements, which is incorporated herein by reference, there have been no significant changes in our critical accounting policies during the three and nine months ended December 31, 2020, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Recently Issued Accounting Pronouncements Not Yet Effective

Information regarding recent accounting pronouncements is included in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our consolidated financial statements and is incorporated herein by reference.

Results of Operations for the Three and Nine Months Ended December 31, 2020 compared with the Three and Nine Months Ended December 31, 2019

The following table sets forth certain condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses as a percentage of total revenue:
Cost of revenue	17.7	18.1	19.1	17.6
Research and development	14.2	11.6	14.8	11.6
Selling, general and administrative	37.2	38.7	38.6	40.6
Total costs and expenses	69.2	68.3	72.5	69.9
Income from operations	30.8	31.7	27.5	30.1
Other income and income tax provision, net	(4.1)	0.5	0.3	(3.1)
Net income as a percentage of total revenue	26.7%	31.2%	27.8%	27.0%

Revenue

The following table disaggregates our revenue by products and services:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(in $000's)		(in $000's)
Product revenue	$220,883	$212,626	$575,977	$609,430
Service and other revenue	10,780	8,958	30,300	24,795
Total revenue	$231,663	$221,584	$606,277	$634,225

The following table disaggregates our revenue by geographical location:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(in $000's)		(in $000's)
U.S. revenue	$189,116	$185,569	$495,988	$533,070
International revenue	42,547	36,015	110,289	101,155
Total revenue	$231,663	$221,584	$606,277	$634,225

Product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5, Impella RP, Impella AIC product and OXY-1 System sales and related accessories. Service and other revenue represents revenue earned on service maintenance contracts and preventative maintenance calls.

Total Revenue

Total revenue for the three months ended December 31, 2020 increased by $10.1 million, or 5%, to $231.7 million from $221.6 million for the three months ended December 31, 2019. The increase in total revenue in the third quarter of fiscal year 2021 was driven primarily by Impella product revenue and service and other revenue, as further described below.

Total revenue for the nine months ended December 31, 2020 decreased $27.9 million, or 4%, to $606.3 million from $634.2 million for the nine months ended December 31, 2019. The decrease in total revenue for the nine months ended December 31, 2020 was driven by lower Impella revenue in the first quarter of fiscal year 2021 caused by the impact of COVID-19 pandemic in reducing hospital procedures during that time, partially offset by sequential quarterly improvement globally during the second and the third quarters of fiscal year 2021 as patient procedure volume trends and availability of healthcare resources have improved as certain restrictions were lifted and limitations eased during those periods, as further described below.

Product Revenue

Product revenue for the three months ended December 31, 2020 increased by $8.3 million, or 4%, to $220.9 million from $212.6 million for the three months ended December 31, 2019. Most of the increase in product revenue during the three months ended December 31, 2020 was related to Impella product sales growth outside of the U.S. with product sales being relatively flat in the U.S. Product revenue outside of the U.S. increased primarily due to higher utilization in Germany and Japan.

Product revenue for the nine months ended December 31, 2020 decreased by $33.4 million, or 5%, to $576.0 million from $609.4 million for the nine months ended December 31, 2019.

Impella procedure volumes have varied greatly since the end of March 2020 by geography, and even by hospital, as patients and their physicians manage through the COVID-19 pandemic. Beginning in mid-March 2020, we experienced a decline in patient utilization in the U.S., Europe and Japan as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. Our business was most impacted in the first quarter of fiscal year 2021, in terms of the decline in patients and revenue from the shelter-in-place restrictions in many countries and limitations on procedures in hospitals. We experienced sequential quarterly improvement during the second and third quarters of fiscal 2021 as patient procedure volume trends and availability of healthcare resources have improved as certain restrictions were lifted and limitations eased during those periods.

Beginning in mid-November 2020, a broad resurgence of COVID-19 cases throughout the U.S. and Europe which impacted our continued recovery in patient utilization during the third quarter of fiscal 2021 and beyond. While the COVID-19 pandemic remains fluid and continues to evolve differently across various geographies, we believe we will likely continue to experience variable impacts on our business based on some of the resurgence that is now occurring in cities across the globe. Despite these challenges, we expect to see continued recovery in patient utilization and revenue during the fourth quarter of fiscal 2021 due to the high-risk nature of the patient population that are treated with our Impella devices and our expectation that the majority of these patients will ultimately seek treatment despite any delays caused by COVID-19. Further, hospitals are generally managing the pandemic better currently than they have in the earlier part of the pandemic due to more testing, improved protocols, and a greater number of vaccinated caregivers.

While we cannot reliably estimate the extent to which the COVID-19 pandemic may continue to impact patient utilization and revenues of our products, our focus is on increasing patient utilization of our Impella devices in the U.S., our controlled launch of Impella 5.5, primarily in the U.S., and our plan on growing our business internationally, with a continued focus on Germany and Japan.

Service and Other Revenue

Service and other revenue for the three months ended December 31, 2020 increased by $1.8 million, or 20%, to $10.8 million from $9.0 million for the three months ended December 31, 2019. Service and other revenue for the nine months ended December 31, 2020 increased $5.5 million, or 22%, to $30.3 million from $24.8 million for the nine months ended December 31, 2019. The increase in service revenue was primarily due to an increase in preventative maintenance service contracts. We have expanded the number of Impella AIC consoles at many of our existing higher volume customer sites and continue to sell additional consoles to new customer sites. We expect revenue growth for service revenue to be consistent with recent history as most of these using sites in the U.S. have service contracts that normally have three-year terms.

Costs and Expenses

Cost of Revenue

Cost of revenue for the three months ended December 31, 2020 increased by $1.1 million, or 3%, to $41.1 million from $40.0 million for the three months ended December 31, 2019. Gross margin was 82.3% for the three months ended December 31, 2020 and 82.0% for the three months ended December 31, 2019. The increase in cost of product revenue and gross margin during the three and nine months ended December 31, 2020 was related to production volume and sales mix of our Impella devices.

Cost of revenue for the nine months ended December 31, 2020 increased by $3.9 million, or 3%, to $115.8 million from $111.9 million for the nine months ended December 31, 2019.  Gross margin was 80.9% for the nine months ended December 31, 2020 and 82.4% for the nine months ended December 31, 2019.

The increase in the cost of product revenue and decrease in gross margin during the three and nine months ended December 31, 2020 was related to production volume and sales mix of our Impella devices.

We expect that our ongoing investment in manufacturing capacity and the expansion of our Impella CP SmartAssist and Impella Connect platform may decrease gross margin slightly in the near future.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2020 increased by $7.3 million, or 29%, to $33.0 million from $25.7 million for three months ended December 31, 2019. Research and development expense for the nine months ended December 31, 2020 increased $16.5 million, or 22%, to $89.9 million from $73.4 million for the nine months ended December 31, 2019. The increase in research and development expenses was primarily due to our ongoing product development initiatives relating to our existing and pipeline products, the development of the OXY-1 System with the acquisition of Breethe, Impella XR Sheath™ and Impella ECP™ devices, the expansion of our engineering organization, continued investment in our clinical trials and studies, most notably the DTU-STEMI study and our focus on clinical and quality initiatives for our products.

We expect research and development expenses to continue to increase with our ongoing efforts to expand our engineering, product development and clinical spending related to our initiatives to improve our existing products and develop new technologies and conduct clinical studies. Research and development expenses can fluctuate with project timing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2020 increased by $0.5 million, or 1%, to $86.2 million from $85.7 million for the three months ended December 31, 2019. Selling, general, and administrative expenses for the nine months ended December 31, 2020 decreased by $23.9 million, or 9%, to $233.8 million from $257.7 million for the nine months ended December 31, 2019. The decrease in selling, general and administrative expenses during the nine months ended December 31, 2020 was primarily due to the proactive cost actions taken during the fiscal year to mitigate the business impact of COVID-19 on our financial operations, including reducing discretionary spending primarily related to travel and marketing expenses, decreases in hiring and eliminating certain non-critical consultants and contractors. In addition, stock compensation expense was lower due to a lower number of restricted stock units granted and earned and we earned an employee retention credit associated with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to assist companies impacted by COVID-19.

Despite the ongoing challenges posed by COVID-19, we expect to continue to invest on sales and marketing activities, with a particular focus on training and education initiatives to drive utilization of our Impella devices and recovery awareness for acute heart failure patients. We also expect to continue to incur legal expenses for the foreseeable future related to ongoing patent litigation, securities class action litigation and other legal matters discussed in “Note 15. Commitment and Contingencies” to our consolidated financial statements. For the impact of COVID-19 on our business, see “COVID-19 Pandemic.”

We continue to manage our discretionary costs closely in order to mitigate the business impact of COVID-19. Despite the ongoing challenges posed by COVID-19, including the recent global resurgence, we continue to invest strategically in engineering, regulatory, manufacturing in order to support our future growth initiatives and sales and marketing activities, with a particular focus on training and education initiatives to drive utilization of our Impella devices and recovery awareness for acute heart failure patients.

We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including its impact on our customers, employees, suppliers, vendors, business partners and distribution channels. The extent to which the COVID-19 global pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict these developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our financial condition and results of operations.

Operating Income

Operating income for the three months ended December 31, 2020 increased by $1.1 million, to $71.4 million, compared to $70.3 million for the three months ended December 31, 2019. Operating margin was 30.8% for the three months ended December 31, 2020 compared to 31.7% for the three months ended December 31, 2019. Operating income for the nine months ended December 31, 2020 decreased by $24.4 million, to $166.8 million, compared to $191.2 million for the nine months ended December 31, 2019. Operating margin was 27.5% for the nine months ended December 31, 2020 compared to 30.1% for the nine months ended December 31, 2019. The decreases in operating margins are primarily related to lower revenues as a result of the impact from the COVID-19 pandemic and increases in research and development expenses, partially offset by lower selling, general and administrative expenses.

Other Income

Other income decreased by $17.4 million to of $9.4 million for three months ended December 31, 2020, compared to $26.8 million for three months ended December 31, 2019. This decrease was primarily due to a pre-tax gain of $8.3 million from our investment in Shockwave Medical during the three months ended December 31, 2020, compared to a pre-tax gain of $23.5 million on the same investment for the three months ended December 31, 2019, and lower investment income on marketable securities.

Other income increased by $21.7 million, to $48.0 million for the nine months ended December 31, 2020 compared to $26.3 million for the nine months ended December 31, 2019. This increase was primarily due to a pre-tax gain of $43.0 million from our investment in Shockwave Medical during the nine months ended December 31, 2020, compared to a gain of $17.5 million on the same investment for the nine months ended December 31, 2020, partially offset by lower investment income on marketable securities.

Income Tax Provision

Our income tax provision was $18.9 million and $27.8 million for the three months ended December 31, 2020 and 2019, respectively, and our income tax provision was $46.1 million and $46.3 million for the nine months ended December 31, 2020 and 2019, respectively. Our effective income tax rate was 23.4% and 28.7% for the three months ended December 31, 2020 and 2019, respectively, and 21.4% and 21.3% for the nine months ended December 31, 2020 and 2019, respectively. The decrease in the effective income tax rate was due primarily to higher excess tax benefits recognized associated with stock-based awards of $1.9 million and $0.5 million as an income tax benefit for three months ended December 31, 2020 and 2019 respectively, and of $10.4 million and $13.8 million for the nine months ended December 31, 2020 and 2019. These recognized excess tax benefits resulted from restricted stock units that vested or stock options that were exercised during the three months ended December 31, 2020 and 2019, respectively.

Net Income

For the three months ended December 31, 2020, net income was $61.9 million, or $1.37 per basic share and $1.35 per diluted share, compared to $69.2 million, or $1.53 per basic share and $1.51 per diluted share, for three months ended December 31, 2019.

For the nine months ended December 31, 2020, net income was $168.7 million, or $3.74 per basic share and $3.69 per diluted share, compared to $171.2 million, or $3.79 per basic share and $3.73 per diluted share for the nine months ended December 31, 2019.

Net income for the three months ended December 31, 2020 included excess tax benefits related to stock-based awards of $1.9 million, or$ 0.04 per basic and diluted share, and a total $6.2 million gain, net of tax, or $0.14 per basic and diluted share, related to our investment in Shockwave Medical. Net income for the three months ended December 31, 2019 included excess tax benefits related to stock-based awards of $0.5 million, or $0.01 per basic and diluted share, and a $17.8 million unrealized gain, net of tax, or $0.39 per basic and diluted share, related to our investment in Shockwave Medical.

Net income for the nine months ended December 31, 2020 included excess tax benefits related to stock-based awards of $10.4 million, or $0.23 per basic and diluted share, and a $32.3 million gain, net of tax, or $0.72 per basic and $0.71 per diluted share, related to our investment in Shockwave Medical. Net income for the nine months ended December 31, 2019 included excess tax benefits related to stock-based awards of $13.8 million, or $0.30 per basic and diluted share, and a $13.3 million unrealized gain, net of tax, or $0.30 per basic and $0.29 per diluted share, related to our investment in Shockwave Medical.

Liquidity and Capital Resources

At December 31, 2020, our total cash, cash equivalents and marketable securities totaled $787.8 million, an increase of $136.9 million compared to $650.9 million at March 31, 2020. The increase in our cash, cash equivalents and marketable securities during the nine months ended December 31, 2020 was primarily due to cash flows provided by operating activities and proceeds from the sale of shares in Shockwave Medical offset by cash used for the Breethe acquisition and share repurchases.

Following is a summary of our cash flow activities:

	For the Nine Months Ended December 31,
	2020	2019
Net cash provided by operating activities	$188,103	$228,327
Net cash used for investing activities	(187,101)	(135,416)
Net cash used for financing activities	(13,432)	(95,950)
Effect of exchange rate changes on cash	1,107	(12)
Net increase in cash and cash equivalents	$(11,323)	$(3,051)

Cash Provided by Operating Activities

For the nine months ended December 31, 2020, cash provided by operating activities consisted of net income of $168.7 million, adjustments for non-cash items of $43.1 million and cash used in working capital of $23.6 million. As discussed above, the change in net income was primarily due to lower fiscal year 2021 Impella revenue, with some offset of lower operating expenses and gains from our investment in Shockwave Medical. Adjustments for non-cash items consisted primarily of $33.7 million of stock-based compensation expense, $22.9 million in deferred tax provision, $17.3 million of depreciation and amortization expense, $5.1 million in inventory and other write-downs, $3.0 million change in fair value of contingent consideration and $1.2 million in accretion on marketable securities. The change in cash from working capital included a $6.9 million increase in accounts receivable due to timing of collections, a $6.6 million decrease in inventory due to lower production volumes, an $18.1 million decrease in accounts payable and accrued expenses due to lower operating expenses and a $1.9 million increase in deferred revenue.

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

Cash Used for Investing Activities

For the nine months ended December 31, 2020, net cash used for investing activities primarily consisted of $149.4 million in purchases from the sale of marketable securities (net of maturities), $52.2 million for our acquisition of Breethe and $27.3 million used in the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers and Aachen, Germany. We also made an additional $26.1 million investment in a private medical technology companies during fiscal year 2021. These amounts were partially offset by $67.9 million in proceeds from the sale of Shockwave Medical securities.

For the nine months ended December 31, 2019, net cash used for investing activities primarily consisted of $81.1 million in purchases (net of maturities) of marketable securities and $33.5 million used in the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers and Aachen, Germany.  We invested an additional $20.9 million of investments in other assets and intangible assets during fiscal year 2020.

Capital expenditures for fiscal year 2021 are estimated to range from $45.0 million to $55.0 million, including additional capital expenditures for manufacturing capacity expansions in our Danvers and Aachen facilities, additional office space, building and leasehold improvements and information systems development projects. In January 2021, we entered into a purchase and sale agreement to purchase additional land and building space adjacent to our corporate headquarters in Danvers, Massachusetts.  The estimated purchase price for the property is $17.5 million and the transaction is expected to be completed in the fourth quarter of fiscal year 2021.

Cash Used for Financing Activities

For the nine months ended December 31, 2020, net cash used for financing activities included $11.3 million for the repurchase of our common stock and $11.2 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards. These amounts were offset by $7.1 million in proceeds from the exercise of stock options and $2.0 million in proceeds from the issuance of stock under the employee stock purchase plan.

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

Operating Capital and Liquidity Requirements

Our sources of cash liquidity are primarily from existing cash and cash equivalents, marketable securities and cash flows from operations. On December 31, 2020, our total cash, cash equivalents, and short and long-term marketable securities totaled $787.8 million, a decrease of $136.9 million compared to $650.9 million at March 31, 2020. Marketable securities at December 31, 2020 consisted of $606.7 million held in funds that invest in U.S. Treasury securities, government-backed securities, corporate debt securities and commercial paper. We generated operating cash flows of $188.1 million and $228.3 million for the nine months ended December 31, 2020 and 2019, respectively. At December 31, 2020, we had no debt outstanding. We believe that our sources of liquidity are sufficient to fund the current requirements of working capital, capital expenditures, and other financial commitments for at least the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of our fiscal year ending March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that certain of our employees have been working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures and could impair our business and results of operations. Material legal proceedings are discussed in “Note 15. Commitments and Contingencies” to our condensed consolidated financial statements and such information is incorporated herein by reference.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable
(b)	Not applicable
(c)	Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation		S-3	September 29, 1997	3.1

3.2	Amended & Restated By-Laws, as Amended and Restated February 4, 2020		10-K	May 21, 2020 (File No. 001-09585)	3.2

3.3	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000		8-K	March 21, 2007 (File No. 001-09585)	3.4

10.1	Form of Chief Executive Officer Performance-Based PSU Agreement under the Second Amended and Restated 2015 Omnibus Incentive Plan	X

10.2	Form of Executive Officer Performance-Based PSU Agreement under the Second Amended and Restated 2015 Omnibus Incentive Plan	X

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer	X

32.1	Section 1350 certification	X

101

The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of December 31, 2020 and March 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2020 and 2019; and (v) Notes to Condensed Consolidated Financial Statements.

X

104	Cover page from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 formatted in inline XBRL and contained in Exhibit 101	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc. (Registrant)

Date: February 4, 2021	/s/ TODD A. TRAPP
Todd A. Trapp
Vice President and Chief Financial Officer
(Authorized Signatory)