Form 10-K
period 2021-03-31
ABIOMED INC
filed 2021-05-21
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

As of September 30, 2020 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $12,155,296,841. As of May 14, 2021, 45,295,979 shares of the registrant’s common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EXPLANATORY NOTES

Pending Trademarks and Registered Marks

Throughout this annual report on Form 10-K (“this Report”), we refer to various trademarks, service marks and trade names that we use in our business. Abiomed, Impella, Impella 2.5, Impella 5.0, Impella LD, Impella CP, Impella RP, Impella 5.5, Impella Connect, and SmartAssist are registered trademarks of Abiomed, Inc., and are registered in the U.S. and certain foreign countries. Impella ECP, Impella XR Sheath, Impella BTR, CVAD, STEMI DTU, Automated Impella Controller and Abiomed Breethe OXY-1 System are pending trademarks of ABIOMED, Inc. Other trademarks and service marks appearing in this Report are the property of their respective holders.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Report, including the documents incorporated by reference in this Report, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “should,” “likely,”  “will” and other words and terms of similar meaning. Each forward-looking statement in this Report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement, including, without limitation, in “Item 1. Business, “Item 1A. Risk Factors” and “Item 7A. Management’s Discussion of and Analysis of Financial Condition and Results of Operations.” Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include, among others, the items in the following list, which also summarizes some of our more principal risks:

•	the impact of public health threats and epidemics, including the novel coronavirus (“COVID-19”) pandemic and resulting or prolonged economic downturns on our operations and financial conditions;
•	effects on our profitability if we are unable to manufacture our products as a result of natural or man-made disasters;
•	fluctuations in foreign currency exchange rates;
•	our dependence on Impella® products for most of our revenues;
•	our ability to successfully compete against our existing or potential competitors;
•	the acceptance of our products by cardiac surgeons and interventional cardiologists, especially those with significant influence over medical device selection and purchasing decisions;
•	the effect of long sales and training cycles associated with expansion into new hospital cardiac centers;
•	the potential for reduced market acceptance of our products and reduced revenue due to lengthy clinician training process;
•	our ability to effectively manage our growth;
•	our ability to anticipate demand for, and successfully commercialize, our products;
•	the impact of unsuccessful clinical trials or procedures relating to products under development;
•	our ability to develop additional and high-quality manufacturing capacity to support continued demand for our products;
•	our dependence on third-party payers to provide reimbursement to our customers of our products;
•	our suppliers’ failure to provide the components we require;
•	our reliance on distributors to sell our products in international markets;
•	our success in expanding our direct sales activities into international markets;
•	our ability to sustain profitability at levels achieved in recent years;
•	the unpredictability of fluctuations in our operating results;
•	our ability to develop and commercialize new products or acquire desirable companies, products or technologies;
•	inventory write-downs and other costs due to product quality issues;
•	risks and liabilities associated with acquisitions of other companies or businesses, including our ability to integrate acquired businesses into our operations;
•	the impact of consolidation in the healthcare industry on our prices;
•	our ability to attract and retain key personnel;
•	our ability to obtain governmental and other regulatory approvals and market and sell our products in certain jurisdictions;
•	regulatory or enforcement actions and product liability suits relating to off-label uses of our products;
•	the increased risk of material product liability claims and impact on our reputation and financial results;
•	our ability to maintain compliance with regulatory requirements and continuing regulatory review;
•	the impact of mandatory or voluntary product recalls;

•	material impairments caused by shutdowns of the U.S. federal government;
•	changes in healthcare reimbursement systems in the U.S. and abroad;
•	our ability to comply with healthcare “fraud and abuse” laws and any related penalties for non-compliance;
•

our failure to comply with the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations;

•	our or our vendors’ ability to achieve and maintain high manufacturing standards;
•	the economic effects of “Brexit” and related impacts to relationships with our existing and future customers;
•	our potential “ownership change” for U.S. federal income tax purposes and our limited utilization of net operating losses from prior tax years;
•	our ability to maintain compliance with, and the impact on us of changes in, tax laws including U.S. Tax Reform legislation;
•	our ability to comply with, and the impact of any related costs or regulatory actions with respect to, environmental, health and safety requirements;
•	our failure to protect our intellectual property or develop or acquire additional intellectual property;
•	compliance with laws protecting the confidentiality of patient health information;
•	disruptions of critical information systems or material breaches in the security of our systems;
•	risks relating to our shares of common stock, including market price volatility and the potential for dilution to our stockholders’ ownership interests through the sale of additional securities;
•	changes in methods, estimates and judgments we use in applying our accounting policies;
•	changes in accounting standards, tax laws and financial reporting requirements;
•	the outcome of ongoing securities class action litigation relating to our public disclosures; and
•	other factors discussed in “Part I, Item 1A. Risk Factors” of this Report.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Report, which speak only as of the date of this Report. Any forward-looking statement made in this Report speaks only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements whether as a result of new information, future events or otherwise, unless otherwise required by law. Our business is subject to risks and uncertainties, including those referenced above. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or will occur. Investors, potential investors, and others should give careful consideration to these risks and uncertainties.

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

Our Company

We are a leading provider of medical devices that provide circulatory support and oxygenation. Our products are designed to enable the heart to rest by improving blood flow and/or provide sufficient oxygenation to those in respiratory failure. We develop, manufacture and market proprietary products that are designed to enable the heart to rest, heal and recover by improving blood flow to the coronary arteries and end-organs and/or temporarily assisting the pumping function of the heart. Our products are used in the cardiac catheterization lab, or cath lab, by interventional cardiologists, the electrophysiology lab, the hybrid lab and in the heart surgery suite by cardiac surgeons. A physician may use our devices for patients who are in need of hemodynamic support prophylactically, urgently or emergently before, during or after angioplasty or heart surgery procedures. We believe that heart recovery is the optimal clinical outcome for a patient experiencing heart failure because it enhances the potential for the patient to go home with their own heart, facilitating the restoration of quality of life. In addition, we believe that, for the care of such patients, heart recovery is often the most cost-effective solution for the healthcare system.

Our strategic focus and the driver of our revenue growth is the market penetration of our family of Impella® heart pumps. The Impella device portfolio, which includes the Impella 2.5®, Impella CP®, Impella 5.0®, Impella LD®, Impella 5.5® and Impella RP® devices, has supported thousands of patients worldwide. We expect that most of our product and service revenue in the near future will be from our Impella devices. Our Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5 and Impella RP devices have U.S. Food and Drug Administration, or FDA, and CE Mark approvals which allows us to market these devices in the U.S. and European Union, respectively.  We expect to continue to make additional pre-market approval, or PMA, supplement submissions for our Impella portfolio of devices for additional indications. Our Impella 2.5, Impella CP and Impella 5.0 devices have regulatory approval from the Ministry of Health, Labor and Welfare, or MHLW, in Japan. In October 2020, we also received a 510(k) clearance for the Abiomed Breethe OXY-1 System (the “OXY-1 System”) from the FDA for an all-in-one, compact cardiopulmonary bypass system.

COVID-19 Pandemic

For a discussion of the impact of the ongoing COVID-19 pandemic on our business, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Pandemic.”

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

Our Impella 2.5 device has FDA, CE Mark and MHLW approvals which allows us to market these devices in the U.S., European Union and Japan, respectively. We expect to continue to make additional PMA supplement submissions for our Impella portfolio of devices for additional indications. Our Impella 2.5, Impella CP and Impella 5.0 devices have regulatory approval from the MHLW in Japan. The Impella 2.5 device also has Health Canada approval which allows us to market the device in Canada.

Impella CP®

The Impella CP device provides blood flow of approximately one liter more per minute than the Impella 2.5 device and is primarily used by either interventional cardiologists to support patients in the cath lab or by cardiac surgeons in the heart surgery suite.

Our Impella CP devices has FDA and CE Mark approval which allows us to market this device in the U.S. and European Union. We expect to continue to make additional PMA supplement submissions for our Impella portfolio of devices for additional indications of Impella CP in the U.S. In March 2019, we received Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”) approval from the MHLW for our Impella CP heart pump in Japan.  We began selling the Impella CP heart pump in Japan in fiscal year 2020.

Impella 5.0® and Impella LD®

The Impella 5.0 and Impella LD devices are percutaneous micro heart pumps with integrated motors and sensors for use primarily in the heart surgery suite. These devices are designed to support patients who require higher levels of circulatory support as compared to the Impella 2.5 or Impella CP.

Our Impella 5.0 and Impella LD devices have FDA and CE Mark approval which allows us to market these devices in the U.S. and European Union. We expect to continue to make additional PMA supplement submissions for our Impella portfolio of devices for additional indications. Our Impella 5.0 devices have regulatory approval from the MHLW in Japan and Health Canada regulatory approval in Canada.

Impella 5.5®

The Impella 5.5 device is designed to be a percutaneous micro heart pump with integrated motors and sensors. The Impella 5.5 delivers peak flows of greater than six liters per minute. The Impella 5.5 has a motor housing that is thinner and 45% shorter than the Impella 5.0 and it improves ease of pump insertion through the vasculature.

In September 2019, the Impella 5.5 device received a PMA from the FDA for safety and efficacy in the therapy of cardiogenic shock for up to 14 days in the U.S. The Impella 5.5 pump was introduced in the U.S. through a controlled rollout at hospitals with established heart recovery protocols beginning in fiscal year 2020. The Impella 5.5 device received CE Mark approval in Europe in April 2018 is being introduced in Europe through a similar controlled rollout. We are also targeting a submission of the Impella 5.5 device to the PMDA in Japan in fiscal year 2022. The adoption of the Impella 5.5 device has decreased the utilization of Impella 5.0 and Impella LD at certain sites.

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

Impella SmartAssist®

The Impella SmartAssist platform includes optical sensor technology for improved pump positioning and the use of algorithms that enable improved native heart assessment during the weaning process.  The Impella SmartAssist platform is currently available for our Impella CP and Impella 5.5 heart pumps. The Impella SmartAssist platform is also approved under CE Mark in the European Union and other countries that require a CE Mark approval.

Impella Connect®

Impella Connect is a cloud-based technology that enables secure, remote viewing of the Automated Impella Controller, or AIC, for physicians and hospital staff from anywhere with internet connectivity. We began a controlled roll-out of Impella Connect at certain hospital sites during fiscal year 2020 and transitioned most of our higher volume customers during fiscal year 2021.

OXY-1 System

The OXY-1 System is a portable external respiratory assistance device that we acquired as part of our acquisition of Breethe, Inc. (“Breethe”), in April 2020 as part of our efforts to expand our product portfolio to support the needs of patients, such as those suffering from cardiogenic shock or respiratory failure, whose lungs can no longer provide sufficient oxygenation. The OXY-1 System takes venous blood from the patient, removes carbon dioxide and adds oxygen much like a human lung, and returns the oxygenated blood safely back to the patient. In October 2020, the OXY-1 System received a 510(k) clearance from the FDA for an all-in-one, compact cardiopulmonary bypass system. In the third quarter of fiscal year 2021, we initiated a controlled launch of the OXY-1 System at a limited number of hospitals in the U.S, that we expect to continue in fiscal year 2022.

Our Product Pipeline

Impella ECP™

The Impella ECP device is designed for blood flow of greater than three liters per minute. It is intended to be delivered on a standard sized catheter and will include an expandable inflow in the left ventricle. The Impella ECP device has completed the first stage in its FDA early feasibility study (“EFS”) in December 2020 by enrolling and treating five patients. The prospective, multi-center, non-randomized EFS is designed to allow us, study investigators, and the FDA to make qualitative assessments about the safety and feasibility of Impella ECP use in high-risk percutaneous coronary intervention (“PCI”) patients. In January 2021, we received approval from the FDA to expand the EFS for the Impella ECP device based on their review of results from the first five patients. The Impella ECP device is still in development and has not been approved for commercial use or sale.

Impella XR Sheath™

The Impella XR Sheath is a low-profile sheath that expands and recoils, allowing for small bore access and closure with certain Impella heart pumps. It inserts at 10 French (Fr) and the flexible, nitinol braids momentarily expand during insertion, then recoil, simplifying access for complex interventions. The Impella XR sheath is intended to produce less trauma at the arterial access site compared to large bore sheaths. In December 2020, the Impella XR Sheath for our Impella 2.5 device received a 510(k) clearance from the FDA. We are currently developing an Impella XR Sheath for our Impella CP device and anticipate making an FDA submission in fiscal year 2022.

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

Our Markets

According to the Heart Disease and Stroke Statistics 2021 Update Report from the American Heart Association, or AHA, coronary heart disease, or CHD, is the number one cause of death in the U.S. According to the report, 47% of women and 36% of men over the age of 45 will die within five years of their first heart attack, and CHD causes approximately one of every seven deaths in the U.S. CHD is a condition of the coronary arteries that causes reduced blood flow and insufficient oxygen delivery to the affected portion of the heart. CHD leads to acute myocardial infarction, or AMI, commonly known as a heart attack, which may lead to heart failure, a condition in which the heart is unable to pump enough blood to the body’s major organs.

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

We expended $121.9 million, $98.8 million and $93.5 million on research and development in fiscal years 2021, 2020 and 2019, respectively. Our research and development expenditures include costs related to clinical trials and studies for our current and anticipated future products.

We are pursuing additional randomized control trials in high-risk PCI and cardiogenic shock, such as the STEMI DTU Study and PROTECT IV Study, to complement our clinical evidence and best practices to optimize patient outcomes.

STEMI DTU™ Study

In November 2018, we announced the results of our FDA-approved prospective multi-center feasibility study, “STEMI Door to Unloading with Impella CP system in acute myocardial infarction” (“STEMI DTU”). The study, which enrolled 50 patients at 10 sites, focused on the feasibility and safety of unloading the left ventricle using the Impella CP heart pump prior to primary PCI in patients presenting with ST segment elevation myocardial infarction, or STEMI, without cardiogenic shock, with the hypothesis that this will potentially reduce infarct size. The hypothesis of this novel approach to treating STEMI patients, based on extensive mechanistic research, is that unloading the left ventricle prior to PCI reduces myocardial workload and oxygen demand and also initiates a cardio-protective effect at the myocardial cell level, which may alleviate myocardial damage caused by reperfusion injury at the time of revascularization. The intent of this study was to help refine the protocol and lay the groundwork for a future pivotal study with more sites and patients and will be designed for statistical significance.

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

PROTECT IV Study

In April 2021, we announced that the first patient has been enrolled in PROTECT IV, a large, prospective, multi-center randomized controlled trial that is designed to provide the level of clinical evidence needed to achieve a Class I guideline recommendation for Impella in high-risk PCI. The two-arm trial will compare the benefits of high-risk PCI with Impella (primarily Impella CP) versus high-risk PCI without Impella support. The primary endpoint of the study is the composite of all-cause death, stroke, myocardial infarction or hospitalization for cardiovascular causes at a minimum of one year. The trial has an adaptive design. It aims to enroll 1,252 consecutive qualified patients at more than 100 hospital sites across the U.S. and Europe. The PROTECT IV trial will leverage advancements in technology and best practices learned since the completion of the PROTECT II randomized controlled trial and the FDA PMA for the Impella 2.5 heart pump for high-risk PCI. Data from PROTECT II found, when compared to intra-aortic balloon pump, Impella 2.5 led to a 29% reduction in MACCE, defined as composite of death, stroke, myocardial infarction and repeat procedures, at 90 days. PROTECT IV also builds on PROTECT III, a contemporary, prospective, single-arm FDA post-approval study of Impella 2.5 and Impella CP for high-risk PCI.

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

Manufacturing

We manufacture our products in Danvers, Massachusetts, Aachen, Germany and Halethorpe, Maryland. Our Aachen facility performs final assembly and manufactures most of our disposable Impella devices, including the Impella 2.5, Impella CP, Impella 5.0, Impella 5.5, Impella LD and Impella RP. Our Danvers facility also manufactures and performs final assembly for the Impella CP device, Impella 5.5, and certain Impella subsystems and accessories, including our Impella AIC, the console that powers our Impella devices. Our Halethorpe, Maryland facility manufactures the OXY-1 System. In addition, we rely on third-party suppliers to provide us with components used in our existing products and products under development. For example, we outsource some of the manufacturing for components and circuit cards within our consoles.

We have expanded our manufacturing capacity in all our facilities to support demand for our products. We believe our existing manufacturing facilities provide sufficient physical capacity to meet anticipated demand for at least the next twelve months. Our U.S. and German manufacturing facilities are certified as being in compliance with standards established by the International Organization for Standardization, or ISO, and operate under the FDA’s good manufacturing practice requirements for medical devices set forth in the Quality System Regulation, or QSR.

Intellectual Property

We have developed, and our business depends on, significant know-how and proprietary technology. To protect our know-how and proprietary technology, we rely on trade secret laws, trademarks, patents, copyrights, and confidentiality agreements and other contracts. However, these methods afford only limited protection. Others may independently develop equivalent proprietary information or technology, gain access to our trade secrets or disclose or use such secrets or technology without our approval.

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

We are aware of other cardiac assist device research efforts in the U.S., Canada, Europe and Japan. In addition, there are a number of companies, including Abbott Laboratories, Medtronic, Edwards Lifesciences, Boston Scientific, LivaNova, Terumo Heart, Teleflex, Getinge (Maquet Cardiovascular) and several early-stage companies, that are developing medical devices that provide circulatory support and oxygenation, including implantable left ventricular assist devices, miniaturized rotary ventricular assist devices and cardiopulmonary bypass devices that directly and indirectly compete with our products.

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

Third-party payers may include government healthcare programs such as Medicare or Medicaid, private insurers or managed care organizations. The Centers for Medicare & Medicaid Services (“CMS”) is responsible for administering the Medicare program in the U.S. and, along with its contractors, establishes coverage and reimbursement policies for the Medicare program. Medicare’s coverage and reimbursement policies are particularly significant to our business because a large percentage of the population for which our products are intended includes individuals who are Medicare beneficiaries. In addition, private payers often follow the coverage and reimbursement policies of Medicare. We cannot assure that government or private third-party payers will continue to cover and reimburse the procedures using our products in whole or in part in the future or that payment rates for reimbursement will be adequate. If governmental and private payers’ policies do not cover surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business.

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

In September 2020, CMS released final Medicare payment levels for inpatient hospital discharges for fiscal year 2021 (October 1, 2020 through September 30, 2021).   The Final Rule for the IPPS update includes ICD-10 coding and confirms assignment of percutaneous Impella implantation to MS-DRG 215 for Other Heart Assist System Implant, and maintains bi-ventricular Impella (MS-DRG 1), ECpella (MS-DRG 3), and Impella hospital transfer / support (MS-DRG 268) for the receiving hospital.  The Final Rule also set the relative weight for MS-DRG 215 equal to the average of the proposed FY2021 rate and FY2020 rate, an 11% reduction, instead of the proposed 24% reduction. In addition, CMS increased rates for MS-DRGs 1, 3, and 268 by 8%, 3%, and 5%, respectively. The Final Rule will be effective for the 12 months beginning on October 1, 2020 for all Medicare hospital inpatient discharges.

In April 2021, the CMS released a draft of proposed Medicare payment levels for inpatient hospital discharges after October 1, 2021. The April 2021 proposed rule, or the Proposed Rule, for the IPPS update includes reassigning select ICD-10-PCS codes from MS-DRG 215 to additional cardiovascular related MS-DRGs to align clinical populations and better reflect hospital resources. For the sickest patients who utilize extensive resources, hospitals are eligible to receive additional outlier payments, which may collectively increase reimbursement in future years. The AHA and CMS have established a system of care around the utilization of percutaneous heart pumps. The history and creation of this dedicated payment system with Impella implant/explant, bi-ventricular, ECPella, and transfer reimbursement allow some of the most critically ill patients the potential to survive and achieve native heart recovery. As highlighted by CMS, the FDA has granted Emergency Use Authorizations (“EUAs”) to us for COVID-19. For the duration of the public health emergency, hospitals treating patients diagnosed with COVID-19 receive an additional 20 percent in reimbursement. The Proposed Rule for the IPPS is open for public comment until June 28, 2021. The final rulemaking may differ substantially from this proposal and will take effect for the year beginning October 1, 2021.

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

Government Regulation and Other Matters

Our products and facilities are subject to regulation by numerous government agencies, including the FDA, European Union Member States competent authorities, and the Japanese Pharmaceuticals and Medical Devices Agency, to confirm compliance with the various laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our products. We are also governed by federal, state, local, and international laws of general applicability, such as those regulating employee health and safety, and the protection of the environment. Overall, the amount and scope of domestic and foreign laws and regulations applicable to our business has increased over time. Compliance with these regulations has not had a material effect on our capital expenditures, earnings, or competitive position to date, but new regulations or amendments to existing regulations to make them more stringent could have such an effect in the future. We cannot estimate the expenses we may incur to comply with potential new laws or changes to existing laws, or the other potential effects these laws may have on our business.

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

Upon completion of its review, the FDA will either approve or deny the PMA. If the FDA’s evaluation is favorable, the PMA is approved, and the device may be marketed in the U.S. The FDA may approve a PMA with post-approval conditions such as postmarket collection of clinical data. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the PMA approval. A PMA approval may include significant limitations on the indicated uses for which a device may be marketed. The FDA interprets the FFDCA as prohibiting the promotion of approved medical devices for unapproved uses. After approval of a PMA, a new PMA or PMA supplement is required in the event of a significant modification to the device, the device labeling, or the manufacturing process.  The FDA can initiate proceedings to withdraw a PMA approval for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing.

See “Item 1. Business – Our Existing Products” for additional information regarding regulatory approvals on our Impella devices. We expect to make additional PMA supplement submissions for additional indications for use for our Impella devices in the future.

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

In addition, certain medical devices can be approved by the FDA in the U.S. under a humanitarian device extension (“HDE”) rather than a PMA. In order for a device to be eligible for an HDE, there must be a qualifying target patient population of less than 8,000 patients per year for which there is no other comparable device available to treat the condition. The FDA must agree that a device meets these criteria before it can be approved under an HDE. FDA approval of an HDE also requires demonstration that the device is safe for its intended application, that it is potentially effective, and that the probable benefits outweigh the associated risks. If another device receives approval through the PMA process that addresses the same patient population as the HDE device, the HDE device may need to be withdrawn from the U.S. market. An approved HDE authorizes sales of the device to any hospital after review and approval by the hospital’s IRB. Proposed modifications to approved HDE devices, like modifications to approved PMA devices, require FDA approval through a new HDE application or an HDE supplement.

The EUA authority allows the FDA to strengthen the public health protections against biological, chemical, radiological, and nuclear agents that may be used to harm the society. Under section 564 of the Federal Food, Drug and Cosmetic Act, the FDA may allow medical countermeasures to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions caused by such agents, when there are no adequate, approved and available alternatives. Section 564 permits the FDA to authorize the introduction into interstate commerce of a drug, device or biological product intended for use in an actual or potential emergency during the effective period of a declaration. EUA candidates include products and uses that are not approved, cleared or licensed under sections 505, 510(k) and 515 of the Federal Food, Drug, and Cosmetic Act or section 351 of the Public Health Act. The FDA may issue an EUA only if, after consultation with the Director of National Institute of health (“NIH”) and the Director of Centers for Disease Control and Prevention (“CDC”), the FDA concludes that the four statutory criteria for issuance (Serious or Life-Threatening Disease or Condition, Evidence of Effectiveness, Risk-Benefit Analysis, No Alternatives) have been met. The FDA assesses the sufficiency of the effectiveness data and the risk-benefit profile of each candidate product on a case-by-case basis. The FDA recommends that requests for medical devices under consideration for EUAs include clinical evidence data to support the proposed intended use, as necessary and appropriate. The FDA provides that an EUA will be in effect for the duration of the declaration under which it was issued, unless the EUA is revoked because the criteria of issuance are no longer met or revocation is appropriate to protect public health or safety. The FDA will periodically review the circumstances and appropriateness of an EUA, including circumstances that might warrant revocation of the EUA. Such circumstances may include significant adverse inspectional findings; reports of adverse events linked to, or suspected of being caused by, the EUA product; product failure; product ineffectiveness; and availability of a preferred product.

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

Other Regulations

We are subject to additional laws and regulations that govern our business operations, products, and technologies, including:

•	federal, state, and foreign anti-kickback laws and regulations, which generally prohibit payments to anyone, including physicians, as an inducement to purchase or recommend a product;
•

the Stark law, which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician's immediate family) has a financial relationship with that provider;

•

federal, state and foreign laws and regulations that protect the confidentiality of certain personal information, including patient health information, and restrict the use and disclosure of such information, in particular, the Health Insurance Portability and Accountability Act in the U.S., and the European Union’s General Data Protection Regulation (“GDPR”) (as further described in “Part I, Item 1A. Risk Factors—Risks Related to Intellectual Property, Privacy and Security—If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business”);

•

the Physician Payments Sunshine Act, which requires public disclosure of the financial relationships of. healthcare professionals and teaching hospitals in the U.S. with applicable manufacturers, including medical device, pharmaceutical, and biologics companies;

•

the False Claims Act, which prohibits the submission of false or otherwise improper claims for payment to the United States government, including federally funded health care program, and health care fraud statutes that prohibit false statements and improper claims to any third-party payor; and

•

the United States Foreign Corrupt Practices Act (“FCPA”), which can be used to prosecute United States companies for arrangements with foreign government officials or other parties, or for not keeping accurate financial records or maintaining adequate internal controls to prevent and detect arrangements with foreign government officials or other parties (as further described in “Part I, Item 1A. Risk Factors—Legal, Regulatory and Compliance Risks—We are subject to the U.S. Foreign Corrupt Practices Act and other anticorruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations”).

Failure to comply with these laws and regulations could result in criminal liability, significant fines or penalties, negative publicity, and material costs and expenses associated with investigation enforcement activities, and individual settlement agreements that impose a government monitor for a period of several years.

We are also subject to various local, state, federal, and international laws and regulations relating regarding environmental protection, hazardous substances and health and safety. These requirements govern, among other things, matters such as safe working conditions, laboratory and manufacturing practices, the handling, storage, use and disposal of hazardous materials and wastes and, if any, the associated cleanup of properties affected by discharges, releases or exposure to pollutants, air emissions, wastewater, and occupational and human health and safety. Specifically, the use of hazardous or potentially hazardous substances in connection with our research and development and manufacturing activities, such as the manufacture of our biomaterials, is subject to compliance with federal environmental regulations and by various state and local agencies. We believe we have been, and we are in material compliance with all applicable laws and regulations (including environmental laws and regulations). We further believe that we currently have no liabilities under such requirements that could reasonably be expected to materially harm our business, results of operations or financial condition.

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

In May 2017, the European Union implemented a new regulatory requirement for medical devices under the Medical Device Regulation (“MDR”). The Medical Device Regulation became fully effective in fiscal year 2021 and introduced new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, new definitions and registration of economic operators throughout the distribution chain, and additional postmarket surveillance and vigilance. Compliance with the Medical Device Regulation requires re-certification of many of our products to the enhanced standards.

In Japan, pre-market approval and clinical studies are required as is governmental pricing approval for medical devices. Our Impella 2.5, Impella CP, Impella 5.0 and Impella AIC have regulatory approval and are available for sale in Japan. Clinical studies are subject to a stringent Japanese “Good Clinical Practices” standard. Approval time frames from the Japanese MHLW vary from simple notifications to review periods of one or more years, depending on the complexity and risk level of the device. In addition, importation of medical devices into Japan is subject to the “Good Import Practices” regulations. As with any highly regulated market, significant changes in the regulatory environment could adversely affect future sales.

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

Seasonality

Our quarterly net sales are influenced by many factors, including new product introductions, acquisitions, regulatory approvals, patient and physician holiday schedules, and other factors. Net sales in the first half of our most recent fiscal years represented 44%, 49%, and 47% of total fiscal year net sales for fiscal years 2021, 2020 and 2019, respectively. Our revenues in the first half of our fiscal years have historically generally represented a lower percentage of total annual revenues than second half revenues due to the seasonality of the U.S., European and Japanese markets, where summer vacation schedules normally result in fewer medical procedures for our products.

Human Capital

As of March 31, 2021, we had 1,725 full-time employees, including:

•	371 in product engineering, research and development, clinical development and regulatory;
•	686 in sales, clinical support, marketing, field service and related support, 538 of whom are in the U.S. and Canada, 92 of whom are in Europe and 56 of whom are in Asia;
•	482 in manufacturing; and
•	186 in general and administration.

We understand that our success depends in large part on our ability to recruit, develop and retain a productive and engaged workforce. Accordingly, investing in our employees, focusing on safety, offering competitive compensation and benefits, promoting a diverse workforce, adopting forward thinking human capital management practices and community outreach are critical elements of our corporate strategy.

•

Health, Safety and Wellness. As a medical device manufacturer that provides on-site support to hospitals, health and safety issues are fundamental considerations in our operations. We are committed to protecting our employees by working to implement safety practices and procedures and institute training initiatives. We monitor compliance on an ongoing basis with these Company protocols as well as federal, state, local and foreign regulations to which we are subject to.   In particular, this includes Occupational Safety and Health Administration, or OSHA, requirements and other similar statutory standards outside the U.S. Our training programs are focused on the particular risks that our employees deal with in our normal operations, including hazardous materials, emergency evacuation, ergonomics and biohazards.

•

Competitive Compensation and Benefits. Our compensation program is designed to align employee compensation with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation program aims to balance incentive earnings for both short-term and long-term performance. We believe that we provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location. We engage internationally recognized external compensation and benefits consulting firms to evaluate the effectiveness of our executive compensation and benefit programs and to provide benchmarking independently. We are committed to providing comprehensive benefit options that allow our employees and their families to live healthier and more secure lives. Our benefits include various health insurance and wellness programs; retirement and savings plans; an employee stock purchase plan; paid time off and family leave; and other benefits.

•

Diversity and Inclusion Initiatives. We value diversity as a strength because we feel a diverse workforce leads to innovative ideas and solutions that help us recover more hearts and save more lives. We are committed to building an environment where employees are encouraged to achieve their full potential. We continue to foster a vibrant and inclusive culture, where people are respected and feel a sense of belonging regardless of their race, nationality, gender, age, religion or sexual orientation. We have targeted recruitment programs for veterans and university students, including those of diverse backgrounds.

•

Employee Development. We seek to offer opportunities for employee education, development and training with a goal of creating a culture of leadership and knowledge of our business and industry. We offer professional skills and leadership development programs to support the growth of our employees. Many of our training opportunities are embodied in our Code of Conduct, which emphasizes a strong commitment to educating our employees on their legal, ethical and labor-related obligations under applicable law and our own Company policies and procedures. Additionally, we offer tuition reimbursement for courses taken in pursuit of an undergraduate or graduate degree.

•

Community Support. We provide opportunities for and actively encourage our employees to participate in corporate giving and volunteer opportunities in the communities in which we work. We are extremely proud of the generosity and dedication of our employees who contribute to the Abiomed Citizenship and Give Back Group, which supports local and national organizations in the United States aimed supporting heart health and U.S. veterans. We also participate in the Mentoring Veterans Program, a 501(c)(3) nonprofit organization co-founded by our Chairman and Chief Executive Officer, by helping military veterans network with industry mentors in the life sciences industries.

•

Response to the COVID-19 Pandemic. Throughout the COVID-19 pandemic, our priorities have been to support our clinician partners, protect the well-being of our employees, and maintain continuous access to our life-saving technologies while offering front-line in-hospital support. We and our employees have worked together to institute, and maintain ongoing compliance with, stringent safety protocols to ensure continued production in our U.S. and German facilities, such as through working shift adjustments to increase social distancing, requirements for the wearing of masks and personal protective gear and for physical distancing, on-site COVID testing for our employees in both Danvers, Massachusetts and Aachen, Germany, the placement of temperature-taking stations, increased sanitizing in between shifts and readily available hand sanitizing stations in order to maintain a safe working environment for our employees. Our proactive testing program has reduced exposure with early detection, reduced employee anxiety and enabled our manufacturing facilities to operate at full capacity in line with local social distancing requirements. For a discussion of the impact of the COVID-19 pandemic on our business, including our employees, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Pandemic.”

To assess and improve employee retention and engagement, we survey employees annually with the assistance of third-party consultants and take timely action to address key areas of employee concern. Our senior leadership team regularly engages with our employees to understand and identify potential opportunities for improvement.

We routinely enter into contractual agreements with our employees, which typically include confidentiality and non-competition commitments. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and we consider our employee relations to be good.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and all other information set forth in this Report, including, without limitation, our business and forward-looking information, consolidated financial statements and the related notes thereto and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties we have described are not the only ones we face. If any of these risks materialize, the trading price of our common stock could fall and you could lose all or part of your investment.

Macroeconomic and External Risks

We are subject to risks associated with public health threats and epidemics, including COVID-19.

We are subject to risks associated with public health threats and epidemics, including the global health concerns relating to the ongoing COVID-19 pandemic. The global COVID-19 pandemic has adversely impacted and is likely to further adversely impact nearly all aspects of our business and markets, including our workforce and operations and the operations of our customers, suppliers and business partners. In particular, we may experience material financial or operational impacts, including:

•	significant volatility or reductions in demand for our products;

•	impacts and delays to clinical trials, our pipeline milestones, or regulatory clearances and approvals; or

•

the inability to meet our customers’ needs or other obligations due to disruptions to our operations or the operations of our third-party partners, suppliers, contractors, logistics partners, or customers including disruptions to production, development, manufacturing, administrative and supply operations and arrangements.

Beginning in mid-March 2020, we experienced a decline in patient utilization in our main markets in the U.S., Europe and Japan as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. Our business was most impacted in the first quarter of fiscal year 2021, in terms of the decline in patients and revenue from the shelter-in-place restrictions in a majority of countries and limitations on procedures in hospitals. We experienced sequential quarterly improvement during the second quarter of fiscal year 2021 as patient procedure volume trends and availability of healthcare resources improved as certain restrictions were lifted and limitations eased during the summer of 2020. During the third quarter of fiscal year 2021, a broad resurgence of COVID-19 cases throughout the U.S. and Europe slowed our continued recovery in patient utilization. Despite these challenges, we experienced increased recovery in patient utilization and revenue during the fourth quarter of fiscal year 2021 due to the high-risk nature of the patient population that are treated with our Impella devices.

The full extent to which the pandemic will directly or indirectly impact our business, results of operations and financial condition, including but not limited to, sales, expenses, manufacturing, clinical trials, research and development costs, reserves and allowances, fair value measurements, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the ongoing COVID-19 pandemic (including new variants of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, and efficacy of vaccines and other treatments, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

A prolonged downturn in global economic conditions may materially adversely affect our business.

Our business and results of operations were affected by worldwide economic conditions which slowed business growth in fiscal 2021. Financial markets where we operate, particularly in the U.S., Europe and Asia, have experienced disruption in recent months, including, among other things, volatility in securities prices. We are unable to predict the likely duration and severity of any disruptions in financial markets and adverse economic conditions throughout the world. These economic developments affect businesses such as ours and those of our customers in a number of ways that could result in unfavorable consequences to us. An economic downturn in the U.S. and elsewhere, including as a result of a continued or future outbreak of COVID-19 or a similar infectious disease, or reductions in the level of government funding for scientific research, may cause our current or potential customers to delay or reduce purchases, which could, in turn, result in reductions in sales of our products, materially and adversely affecting our results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers’ ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect our results of operations and cash flow. In addition, a decline in our customers’ ability to pay as a result of the economic downturn may lead to increased difficulties in the collection of our accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

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

Because some of our international sales are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign currency exchange rates, primarily the Euro and the Yen. At present, we do not hedge our exposure to foreign currency fluctuations from international operations. As a result, revenues and expenses occurring in the future that are denominated in foreign currencies may be translated into U.S. dollars at less favorable rates, resulting in reduced revenues and earnings.

Risks Related to Our Business, Industry and Operations

We depend on Impella® products and services for most of our revenues.

We derive, and expect to continue to derive in the near future, most of our revenues from sales of our Impella devices and related services. While we cannot fully predict what level of revenues our Impella devices will generate, we anticipate that Impella revenues will continue to account for most of our revenues in the near future. Implementation of our business strategy depends on continued revenues from of our Impella devices and services. Our ability to generate revenues from our Impella devices and services may be impaired by the factors described below:

•

our failure to obtain approvals and maintain clearance from the FDA and foreign regulatory authorities or to comply with government regulations, or the withdrawal of market clearance or the taking of other enforcement actions that could limit or impair our ability to sell our products;

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

We may achieve our business objectives only if our products are accepted and recommended by leading cardiac surgeons and interventional cardiologists, whose decisions are likely to be based on a determination that our products are safe and effective and represent acceptable, cost-effective methods of treatment in light of reimbursement policies with respect to our products. The commercial success of Impella devices and our other products will also require that we continue our existing relationships and develop new relationships with leading cardiac surgeons and interventional cardiologists. We cannot assure you that we can maintain our existing relationships and arrangements with leading cardiac surgeons or interventional cardiologists or that we can establish new relationships in support of our products. If cardiac surgeons and interventional cardiologists do not consider our products to be adequate for the treatment of our target cardiac patient population or if a sufficient number of these clinicians recommend and use competing products, it would seriously harm our business.

Expansion into hospital cardiac centers that have not historically used our products may incur long sales and training cycles that may cause our revenues and operating results to vary significantly from quarter to quarter.

Our products have lengthy sales cycles and we may incur substantial sales and marketing expenses and expend significant effort without making a sale. We sell primarily to hospitals that often have administrative requirements to introduce and expand a new technology, such as our Impella devices, at their sites. Even after making the decision to purchase our Impella devices, our customers often deploy our products slowly or infrequently. In addition, cardiac centers of hospitals that buy the majority of our products are usually led by cardiac surgeons who are heavily recruited by competing hospitals. When one of these cardiac surgeons moves to a new hospital, we sometimes experience a significant reduction in purchases by the hospital from which the physician has departed while it replaces the lead physician supporting our Impella devices. As a result, our revenues and operating results may vary significantly from quarter to quarter. In addition, product purchases often lag behind initial expressions of interest in our product by new centers due to training and education regarding the use of the products. Hospitals also need to perform internal administrative requirements prior to the initial implant procedures. These challenges in our sales initiatives may be further adversely impacted by the ongoing COVID-19 pandemic or similar infectious diseases. For more information, see “—We are subject to risks associated with public health threats and epidemics, including COVID-19.”

The training required for clinicians to use our products could reduce the market acceptance of our products and reduce our revenue.

Clinicians must be trained to use our products proficiently. It is critical to the success of our business that we ensure that there are a sufficient number of clinicians familiar with, trained on and proficient in the use of our products. Convincing clinicians to dedicate the time and energy necessary to obtain adequate training in the use of our products is challenging and we may not be successful in these efforts. Our physician education and training initiatives may also be impaired by the ongoing COVID-19 pandemic or similar infectious diseases requiring social distancing. If clinicians are not properly trained, they may misuse or ineffectively use our products. Any improper use of our products may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could harm our reputation and affect future product sales. Furthermore, our inability to educate and train clinicians to use our products may lead to lower demand for our products.

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

Our future revenue and operating results will depend on our ability to manage the anticipated growth of our business. We have experienced significant growth in recent years in which we have expanded our operations and we have increased our employee headcount. This growth has placed significant demands on our management as well as our financial and operational resources. In order to achieve our business objectives, we will need to continue to grow. However, continued growth presents numerous challenges, including:

•	developing and retaining our global sales, marketing and administrative infrastructure and capabilities;
•	expanding manufacturing capacity, maintaining quality and increasing production in an efficient manner;
•	increasing our foreign and domestic regulatory compliance capabilities;
•	implementing appropriate operational, financial and IT systems and internal controls;
•	impact of the ongoing COVID-19 pandemic and related remote working arrangements on our ability to support our customers;
•	identifying, attracting and retaining qualified personnel, particularly experienced clinical staff; and
•	hiring, training, managing and supervising our personnel worldwide.

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

•	introduction by other companies of new treatments, products and technologies that compete with our products;
•	willingness of physicians to recommend the use of our products;
•	timing and amount of reimbursement for these products, if any, by third-party payers, and the cost-effectiveness of using our products by our customers given these reimbursement considerations;
•	potential reluctance of clinicians and hospitals to obtain and support adequate training to use our products;
•	cost of our products; and
•	potential reluctance of physicians, patients, hospitals and society as a whole to accept medical devices that replace or assist the heart and risk of mechanical failure inherent in such devices.

Several of these obstacles may be further exacerbated by the ongoing COVID-19 pandemic (including new variants of COVID-19) or similar infectious diseases. For more information, see “—We are subject to risks associated with public health threats and epidemics, including COVID-19.”

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

To be successful in the long-term, we will need to increase our manufacturing capacity to support continued demand for our products. We may encounter difficulties in scaling up manufacturing of our products, including problems related to product yields, quality control and assurance, component and service availability, dependable sources of supply, adequacy of internal control policies and procedures, ability to automate certain manufacturing processes and lack of skilled personnel. For more information, see “—A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely impact our business, our operations and our financial results.”

If we cannot hire, train and retain enough experienced and capable scientific, technical, and manufacturing employees, we may not be able to manufacture sufficient quantities of our existing or future products on time and at an acceptable cost, which could limit market acceptance of our products or otherwise damage our business. In order to meet the expected demand for our Impella devices, we have continued to implement process improvements on the Impella production line at our manufacturing facilities in Aachen, Germany, Danvers, Massachusetts to increase the output that we can produce at these facilities. In addition to programs designed to further increase yield and capacity levels, we have expanded manufacturing employment in recent years and increased manufacturing floor space in Danvers and Aachen. We continue to work on initiatives to expand our Impella manufacturing capacity in all our manufacturing facilities. We are also working with our existing suppliers and new suppliers to ensure we are able to have sufficient inventory as we increase our manufacturing capability to support growing demand. We are and will continue outsourcing certain sub assembly production to third-party suppliers. We are also working on process improvements, such as certain automation techniques, to allow us to manufacture our products more efficiently as much of our manufacturing process is labor dependent. If we are unable to implement these process improvements on a timely basis in order to meet customer demand, it could inhibit our future revenue growth.

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

In the U.S., future action by the Centers for Medicare & Medicaid Services, or CMS (which administers the Medicare program), other government agencies or private payors, may diminish payments to physicians, outpatient surgery centers and/or hospitals, which could harm our ability to market and sell our products. Private payors may adopt coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. Private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures performed with our products. In addition, for governmental programs, such as Medicaid, coverage and reimbursement differs from state to state. Medicaid payments to physicians and facilities are often lower than payments by other third parties, and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. Internationally, medical reimbursement systems vary significantly from country to country, with some countries limiting medical centers spending through fixed budgets, regardless of levels of patient treatment, and other countries requiring application for, and approval of, government or third-party reimbursement. For more information, see “Part I, Item 1. Business—Third-Party Reimbursement.”

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

We rely on third-party suppliers to provide us with many of the components used in our existing products and products in development. For example, we outsource the manufacturing of most of our consoles and the sterilization process for our products. Relying on third-party suppliers makes us vulnerable to component part failures or obsolescence and interruptions in supply, either of which could impair our ability to conduct clinical trials or to ship our products to our customers on a timely basis. Using third-party vendors makes it difficult and sometimes impossible for us to test fully certain components, such as components on circuit boards, maintain quality control, manage inventory and production schedules and control production costs. Many of our manufacturing suppliers may be required to comply with the FDA or other regulatory manufacturing regulations and to satisfy regulatory inspections in connection with the manufacture of the components. Any failure by a supplier to comply with applicable requirements could lead to a disruption in supply. Vendor lead times to supply us with ordered components vary significantly and often can exceed six months or more. Both now, and as we expand our manufacturing capacity, we cannot be sure that our suppliers will furnish us required components when we need them or be able to provide us with sufficient inventory to support our expected growth in demand for our products. The ongoing COVID-19 pandemic(including new variants of COVID-19) or similar infectious diseases may also create disruptions in our supply chain. For more information, see “—A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely impact our business, our operations and our financial results.” These factors could make it more difficult for us to manufacture our products effectively and efficiently and could adversely impact our results of operations.

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

We are seeking to expand our international sales of our products by recruiting direct sales and support teams outside the U.S. Our international operations in Germany, Japan, France, Canada, the United Kingdom, Singapore and Australia are or will be subject to a number of risks, which may vary from the risks we experience in the U.S., including:

•	the need to obtain regulatory approvals in foreign countries before our products may be sold or used;
•	the need to procure reimbursement for our products in each foreign market;
•	the generally lower level of reimbursement available in foreign markets relative to the U.S.;
•	the requirement to work with distributors or other partners to sell our products in international markets;

•	longer sales cycles;
•	uncertainty with respect to enforcement of legal rights by local regulatory or judicial authorities;
•	limited protection of intellectual property rights;
•	difficulty and delays in collecting accounts receivable;
•	different income tax and sales tax environments;
•	difficulty in supporting patients using our products;
•	difficulty in attracting employees in foreign countries who want to work for a smaller U.S. based company;
•	different payroll, employee benefits and statutory requirements;
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

We recognized net income of $225.5 million, $203.0 million and $259.0 million for the fiscal years ended March 31, 2021, 2020 and 2019, respectively. The profitability we have achieved in recent years may not be indicative of our ability to sustain future profitability and it is possible that we may incur losses from operations or net losses in future periods. Any losses incurred in the future may result primarily from, among other things:

•	integration of newly-acquired companies and products, such as Breethe and the OXY-1 System, respectively, into our operations and product lines;
•	changes in demand for our products;
•	the recent expansion of our global distribution network;
•	investments in new geographic markets;
•	ongoing product and clinical development;
•	costs related to new business development initiatives, such as potential acquisitions of new businesses;
•	legal expenses related to patent and other matters, such as the Maquet dispute and shareholder actions;
•

costs associated with hiring additional personnel, performing clinical trials, continuing our research and development relating to our products under development, seeking regulatory approvals and, if we receive these approvals, commencing commercial manufacturing and marketing activities;

•	expanded marketing initiatives, particularly with recent PMAs in the U.S.;
•	income and other related taxes;
•	increase in stock-based compensation as we hire new employees and our stock prices has continued or could expect to continue to increase in the future;
•	significant disruption to and volatility in national, regional and local economies and markets and our internal operations caused by pandemics;

•	significant expenditures necessary to market and manufacture in commercial quantities our approved circulatory care products;
•	difficulty in forecasting these expenditures;
•	the scope, scale and duration of the impact of the ongoing COVID-19 pandemic; and
•	a prolonged downturn in global economic conditions, including as a result of the ongoing COVID-19 pandemic.

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

•	the impact of any businesses or technologies we may acquire in the future;
•	economic conditions in the healthcare industry;
•	gains or losses on our portfolio investments, such as Shockwave Medical, Inc. (“Shockwave Medical”);
•	efforts by governments, insurance companies and others to contain healthcare costs, including changes to reimbursement policies and their impact on hospitals’ ability to purchase our products;
•	the impact of the adoption of certain accounting standards;
•	clinical trial results that reveal disadvantages of our products for various markets we address, or otherwise unfavorable or inconsistent data about our products; and
•	the impact of a pandemic, epidemic or outbreak of an infectious disease, such as the ongoing COVID-19 pandemic, on our and our customers’ ability to operate to full capacity.

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

The development, manufacture and sale of any medical device is very expensive, and we may require additional funds to make acquisitions of desirable companies, products or technologies. We cannot be sure that we will have the necessary funds to develop and commercialize our new products or acquire companies, products or technologies, or that additional funds will be available on commercially acceptable terms, if at all. We currently have no debt, and new sources of capital may not be available to us when we need it or may be available only on terms that we would find unacceptable. If we are unable to obtain the necessary funding to support these efforts, our business may be adversely affected. We believe we have sufficient liquidity to finance our operations for at least the next fiscal year based on available working capital and cash from operations. We also may evaluate other financing alternatives as necessary to fund operations, and any equity or convertible debt financing may involve dilution to our existing stockholders.

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

In April 2020, we completed the acquisition of Breethe with an aim to complement and expand our product portfolio with Breethe’s novel extracorporeal membrane oxygenation system. We may pursue acquisitions in the future to obtain complementary businesses, products or technologies. Any such acquisition may not produce the revenues, earnings or business synergies that we anticipate and could be dilutive to earnings. An acquired business, product, or technology might not perform as we expect. Our management could spend a significant amount of time, effort and money in identifying, pursuing and completing the acquisition. If we complete an acquisition, we may encounter significant difficulties and incur sizable expenses in integrating the operations and personnel of the acquired company into our operations. For more information on the acquisition of Breethe, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisition of Breethe, Inc.” We may lose the services of key employees of the acquired company and we may make changes in management that impair the acquired company’s relationships with its legacy employees, vendors and customers. Furthermore, we may acquire development-stage companies that are not yet profitable, that require continued investment or become subject to events that could impair the value of our investment, which could decrease our future earnings. We may also assume significant liabilities in such a transaction.

Any of these outcomes could prevent us from realizing the anticipated benefits of an acquisition. To pay for an acquisition, we might use stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use stock, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity would be reduced.

If we include future milestones as part of the potential purchase price of an acquisition, then we will have to estimate the value of these milestones each reporting period and any changes underlying these estimates with respect to expected timing or valuation of these milestones could have a volatile impact on our earnings. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation— Acquisition of Breethe, Inc.” We periodically make investments in medical device companies that focus on heart failure and heart pumps and other medical device technologies.  The aggregate carrying amount of our portfolio of investments in medical device companies, including Shockwave Medical was $101.6 million and $94.4 million as of March 31, 2021 and 2020, respectively, and is classified within other assets in the consolidated balance sheets.

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

We depend heavily on the contributions of the principal members of our business, such as financial, technical, sales and support, regulatory and clinical, operating, manufacturing and administrative management and staff, many of whom would be difficult to replace. Our key personnel include our senior officers, many of whom have very specialized scientific, medical or operational knowledge. The loss of the service of any of the key members of our senior management team, whether due to dismissal, resignation or illness, may significantly delay or prevent our achievement of our business objectives and divert remaining management’s attention to seeking qualified replacements. Our ability to attract, train and retain qualified personnel, consultants and advisors is critical to our success. For example, many members of our clinical staff are registered nurses with experience in the surgery suite or cath lab, of which only a limited number of whom seek employment with a company like ours. Competition for skilled and experienced personnel in the medical device industry is intense. We face competition for skilled and experienced management, scientific, clinical, engineering and sales personnel from numerous medical device and life sciences companies, hospitals, universities, governmental entities and other research institutions. Hiring efforts may also be compounded by intensified restrictions on travel (including during the ongoing COVID-19 pandemic). If we lose the services of any of the principal members of our management and staff and have not developed adequate succession plans, or if we are unable to attract, train and retain qualified personnel in the future, especially scientific, clinical and sales personnel, our business could be adversely affected.

Legal, Regulatory and Compliance Risks

If we fail to obtain and maintain necessary governmental approvals for our products and indications, we may be unable to market and sell our products in certain jurisdictions.

Medical devices such as ours are extensively regulated by the FDA in the U.S. and by other federal, state, local and foreign authorities. Governmental regulations relate to the testing, development, manufacturing, labeling, design, sale, promotion, distribution, importing, exporting and shipping of our products. In the U.S., before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we must generally first receive Premarket Approval (“PMA”) from the FDA. This process can be expensive and lengthy, and can entail significant expenses, primarily related to clinical trials. It generally takes between one to three years to receive approval, or even longer, from the time the PMA application is submitted to the FDA. Regulatory clearances or approvals, either foreign or domestic, may not be granted on a timely basis, if at all. If we are unable to obtain regulatory approvals or clearances for use of our products under development, or if the patient populations for which they are approved are not sufficiently broad, the commercial success of these products could be limited. The FDA may also limit the claims that we can make about our products. Any significant modifications to the design, materials, or intended use of those devices require FDA approval through PMA or humanitarian device extension (“HDE”) supplemental applications.

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

Finally, the ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. These factors could affect our ability to develop or commercialize new products in a timely manner, which could negatively impact our business.

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

The risk of product liability claims is heightened when we sell products that are intended to support a patient until the end of life. The finite life of our products, as well as complications associated with their use, could give rise to product liability claims whether or not the products have extended or improved the quality of a patient’s life. If we are forced to pay product liability claims in excess of our insurance coverage, our financial condition will be adversely affected.

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

Any modification to an FDA approved device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a supplemental PMA, HDE or EUA approval. The FDA requires each manufacturer to determine in the first instance whether a modification requires approval, but the FDA may review and potentially disagree with any such decision. Modifications of this type are common with new products. We anticipate that the first generation of each of our products will undergo a number of changes, refinements, enhancements and improvements over time. If the FDA requires us to seek approval for modification of a previously approved product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval and we may be subject to significant regulatory fines or penalties, which could have a material adverse effect on our financial results and competitive position. We also cannot assure you that we will be successful in obtaining clearances or approvals for our modifications, if required. We and our third-party suppliers of product components are also subject to inspection and market surveillance by the FDA and other regulatory agencies for QSR and other requirements, the interpretation of which can change. Compliance with QSR and similar legal requirements can be difficult and expensive. While we continue to monitor our quality management in order to improve our overall level of compliance, our facilities are subject to periodic and unannounced inspection by U.S. and foreign regulatory agencies to audit compliance with the QSR and comparable foreign regulations. Enforcement actions resulting from failure to comply with government requirements could result in fines, suspensions of approvals or clearances, recalls or seizure of products, operating restrictions or shutdown, and criminal prosecutions that could adversely affect the manufacture and marketing of our products. The FDA or another regulatory agency could withdraw a previously approved product from the market upon receipt of newly discovered information, including a failure to comply with regulatory requirements, the occurrence of unanticipated safety problems of other defects in products following approval, or other reasons, which could adversely affect our operating results.

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

Development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, CMS, IRS and the SEC, have had to furlough their government employees and stop critical activities. If a prolonged government shutdown or budget sequestration occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to communicate with the SEC on various topics, such as shareholder proposals, or to have our registration statements declared effective, which could affect our ability to access the capital markets quickly.

Changes in healthcare reimbursement systems in the U.S. and abroad could reduce our revenues and profitability.

In March 2010, the U.S. federal government enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”), which made changes to the manner in which many healthcare services are provided and paid for in the U.S. The ACA includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes on certain companies and individuals. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future which could change the way healthcare is financed by both governmental and private insurers and which may significantly impact our industry and our business. Various portions of the ACA are currently undergoing legal and constitutional challenges in federal court, including a case challenging the constitutionality of the ACA’s individual mandate which is currently before the U.S. Supreme Court. Pending the U.S. Supreme Court’s decision, the ACA remains in effect, but it is unclear how this decision, and other efforts to repeal or further modify the ACA, particularly given the new administration, will impact the ACA and consequently our business.

Moreover, any such future actions may have significant impact on the reimbursement for healthcare services generally, including reducing significantly the number of individuals who have health insurance that can pay for our products, which could lead our health care provider customers to be more cost conscious. At the same time, certain members of the U.S. Congress have proposed measures that would expand the role of government-sponsored coverage, including single payer or so-called “Medicare-for-All” proposals, which could have far-reaching implications for the healthcare industry if enacted. Such a system could reduce our customers’ revenues, such as Medicare and other public reimbursement rates, on average could be lower than existing commercial health plan reimbursement rates. Even if legislation creating such a single-payer system is not enacted in the near term, continued introduction of legislation promoting a single-payer system by several members of the U.S. Congress could increase uncertainty for our customers and cause them to delay purchases of our products and services.  Accordingly, our business and results of operations could therefore be adversely affected by any future federal or state healthcare reform legislation or regulation. In sum, even if we succeed in bringing our new products to market, uncertainties regarding future healthcare policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at profitable prices in certain countries.

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

Our operations are subject to anti-corruption laws, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage.

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

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements. If we are not in compliance with the FCPA and other anti-corruption laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA and other anti-corruption laws could also have an adverse impact on our reputation, our business, results of operations and financial condition. Further, the failure to comply with laws governing international business practices may result in civil and criminal penalties and suspension or debarment from government contracting.

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

In June 2016, the United Kingdom held a referendum in which voters approved what is commonly referred to as Brexit, and following protracted negotiations, the United Kingdom withdrew from the European Union on January 31, 2020. A transition period ended on December 31, 2020, during which the United Kingdom and the European Union negotiated the terms of the United Kingdom’s relationship with the European Union going forward, and implemented the European Union-United Kingdom Trade and Cooperation Agreement beginning on January 1, 2021. The effects of and the perceptions as to the impact from the withdrawal of the United Kingdom from the European Union has and may continue to adversely affect business activity and economic and market conditions in the United Kingdom, the Eurozone, and globally, and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the pound sterling and the euro.  In addition, Brexit and the implementation of the European Union-United Kingdom Trade and Cooperation Agreement could lead to additional . long-term political, economic, financial, trade and legal implications and have regulatory impacts applicable to our business globally and specifically in the region. If the United Kingdom were to significantly alter its regulations affecting the medical device industry, we could face significant new costs. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations.

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

If we undergo an “ownership change” for U.S. federal income tax purposes, our ability to utilize net operating loss carry-forwards from prior years to reduce taxable income in future tax years might be limited by the Internal Revenue Code, either by limiting the amount of net operating losses that can be utilized to offset taxable income in a given year, or in total over the entire carry-forward period. Certain changes in the ownership of our common stock may result in an ownership change sufficient to limit the availability of our net operating losses. Net operating losses, foreign tax credits and research and development credits have expiry dates in the U.S. and the ability to fully utilize them will be dependent upon generating taxable income in the future. The potential benefits of net operating losses and other carryforwards may be limited as a result of examinations and audits by the Internal Revenue Service (the “IRS”) and other taxing authorities. We also have net operating loss carry-forwards in other countries outside of the U.S. and our ability to use those losses in the future to offset taxable income could be limited by tax regulations in those countries.

Compliance with and changes in tax laws, including the 2017 U.S. Tax Reform legislation, could materially and adversely impact our financial condition, results of operations and cash flows.

On December 22, 2017, the Tax Cuts and Jobs Act, or Tax Reform Act, was signed into law that significantly revises the Internal Revenue Code of 1986, as amended.  The Tax Reform Act contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a rate of 21%, effective January 1, 2018, limitation of the deduction for net operating losses to 80% of current year taxable income in respect of net operating losses generated during or after fiscal year 2018 and elimination of net operating loss carrybacks, revisions to the treatment for U.S. federal income tax purposes of foreign earnings, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The U.S. Treasury Department, the IRS and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Reform Act will be applied or otherwise administered that is different from our interpretation, which may materially affect our results of operations. In addition, the current U.S. presidential administration may implement further changes to U.S. tax policy, including an increase in the U.S. corporate income tax rate. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to the Company’s effective tax rate.

Additionally, the Organization for Economic Co-operation and Development (the “OECD”), the European Commission (the “EC”) and individual taxing jurisdictions where we and our affiliates do business have recently focused on issues related to the taxation of multinational corporations. The OECD has released its comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. In addition, the OECD, the EC and individual countries are examining changes to how taxing rights should be allocated among countries considering the digital economy. As a result, the tax laws in the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis and any such changes could materially adversely affect our business

The U.S. Treasury Department, the IRS and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Reform Act will be applied or otherwise administered that is different from our interpretation. Foreign governments may enact tax laws in response to the Tax Reform Act that could result in further changes to global taxation and materially affect our financial position and results of operations. The calculation of tax exposures involves the application of complex tax laws and regulations in many jurisdictions, and there can be no assurance that we will accurately predict the ultimate outcomes of these tax estimates or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related estimates of our tax provision.

Overall, we are unable to predict what tax changes may be enacted in the future, but U.S. tax changes or changes in how international subsidiaries are taxed, including changes in how existing tax laws are interpreted or enforced, changes to U.S. corporate income tax rates or changes to accounting standards, elections or assertions could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. The uncertainty surrounding the effect of reforms on our financial results and business could also weaken confidence among investors in our financial condition. This could, in turn, have a materially adverse effect on the price of our common stock.

Environmental, health and safety laws, including recent environmental regulatory action regarding medical device sterilization facilities, may result in liabilities, expenses and restrictions on our operations.

Our facilities and operations, including the manufacturing of our biomaterials, are subject to various, comprehensive and frequently changing federal, state, local and foreign laws and regulations regarding environmental protection, hazardous substances and health and safety. These requirements govern, among other things, safe working conditions, laboratory and manufacturing practices, the handling, storage, use and disposal of hazardous materials and wastes and, if any, the associated cleanup of properties affected by discharges, releases or exposure to pollutants, air emissions, wastewater, and occupational and human health and safety, and may adversely affect our business. In particular, the use hazardous substances in connection with our research and development and manufacturing activities exposes us to the risk of accidental injury, contamination or other liability. If our or our suppliers’ operations result in pollution of the environment or expose individuals to hazardous substances, we could be liable for damages, expenses, and fines, and any liability could significantly exceed our insurance coverage and have a material adverse effect on our financial condition. Environmental laws also impose obligations and liability for cleanup of properties affected by hazardous materials, wastes and substance spoils or releases, which can be imposed on the parties generating or disposing of such substances or the operator of the affected property, often without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances. Additionally, increased costs on our suppliers stemming from compliance with new or existing environmental or health safety laws and regulations may adversely affect us, as such laws and regulations could result in operational impacts, including facility shutdowns. Suppliers may also choose to pass compliance costs to us in the form of adjusted pricing.

Recent environmental regulatory action regarding medical device sterilization may adversely impact us in the ways described above, although the outcome of this action currently remains uncertain. Many of our products require sterilization prior to sale, and we contract with third-party sterilizers to perform this service, including ethylene oxide sterilizers. In June 2020, the U.S. Environmental Protection Agency, or the EPA, finalized amendments to national emissions standards to reduce hazardous air pollutants, including emissions of ethylene oxide, by adding requirements for process vents, storage tanks, equipment in ethylene oxide service, and updating requirements for flares controlling ethylene oxide emissions, heat exchange systems, and equipment leaks. Additional regulation to address ethylene oxide emissions at sterilization facilities is expected in 2021, including revisions to the EPA’s national emissions standards for such facilities.  The EPA is currently conducting a registration review of ethylene oxide to ensure that it can carry out its intended function without creating unreasonable risks to human health and the environment. EPA regulates ethylene oxide’s use as a sterilant, which is considered an antimicrobial pesticide under the Federal Insecticide, Fungicide, and Rodenticide Act.

Throughout the end of 2019 and 2020, state agencies shut down and/or temporarily suspended operations at ethylene oxide sterilization facilities in Illinois, Michigan, Georgia and Delaware. The EPA stated that it will continue to coordinate with state and local air agencies that have been working to reduce ethylene oxide emissions in their jurisdictions during the ongoing COVID-19 pandemic. Although the EPA’s Office of Inspector General released a report in March 2020 recommending that the EPA provide residents in all communities near 25 high-priority ethylene oxide-emitting facilities with a forum with the EPA or state personnel regarding exposure to ethylene oxide, the EPA Administrator immediately critiqued the report and requested that it be rescinded for appropriate revision. The FDA also voiced concerns that shutdowns may diminish the supply of available sterilization facilities and cause medical device shortages. Certain of the previously shut down facilities were permitted to resume certain operations due to increased emissions controls and/or the need to sterilize protective equipment during the pandemic.

It is currently uncertain to what extent facilities that resumed operations in response to the ongoing COVID-19 pandemic will be shut down again for environmental, health and safety concerns, or whether any additional shut-down facilities will reopen or other facilities will be required to shut down. While the sterilization facilities previously or currently shut down or suspended do not sterilize our products and are not otherwise in our supply chain, and our suppliers are not affected directly by these regulatory actions, increased scrutiny and regulation of ethylene oxide sterilization facilities in the U.S. could create additional costs for our suppliers, who may be required to take steps with respect to their sterilization processes. These costs could, in turn, be passed on to us and adversely affect our business. Also, to the extent we or our contract sterilizers are unable to sterilize our products, whether due to these regulatory or other constraints (such as capacity or availability of materials for sterilization), we may be unable to transition to other contract sterilizers, sterilizer locations or sterilization methods in a timely or cost-effective manner, or at all. Failure to transition our processes due to decreased third-party sterilization capacity could have a materially adverse impact on our results of operations and financial condition.

Risks Related to Intellectual Property, Privacy and Security

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

For a discussion of our material legal proceedings, including those related to patent matters, as of March 31, 2021, see “Note 16. Commitment and Contingencies – Contingencies” to our consolidated financial statements in this Report, which is incorporated by reference into this item.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

Our business requires us to use and store personally identifiable information of our customers, vendors, employees and business partners and, in certain instances patients treated with our products in the clinical setting. We are subject to various domestic and international privacy and security regulations, including but not limited to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the GDPR.

HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Noncompliance with HIPAA requirements can result in administrative, criminal and civil penalties. Many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA. In addition, the California Consumer Privacy Act, or the CCPA, which grants expanded rights to access and delete personal information and opt out of certain personal information sharing, among other things, became effective on January 1, 2020 and will be expanded to include additional consumer rights and business obligations when the California Privacy Rights Act (the “CPRA”) goes into effect on January 1, 2023. Additional states have enacted, or are proposing similar, data privacy legislation.

The GDPR is a comprehensive update to the data protection regime in the European Economic Area which imposes requirements relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data, and notifications in the event of data breaches and use of data by third party processors.

We are also subject to laws and regulations with respect to cross‑border transfers of such data out of certain jurisdictions in which we operate, including the EU. If we are unable to transfer data between and among countries and regions in which we operate, it could affect the manner in which we provide our services or adversely affect our financial results.

Due to the geographic scope of our operations, HIPAA, the CCPA, the GDPR and other privacy and security-related laws and regulations, which are currently in effect or may come into effect, may increase our responsibility and liability in relation to personal data that we process. We may in turn be required to put in place additional mechanisms ensuring compliance with privacy laws and regulations. If we or any of our service providers are found to be in violation of the promulgated patient privacy rules under various regimes, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation, and have a material adverse effect on our business, financial condition and operating results.

Disruptions of critical information systems or material breaches in the security of our systems could harm our business, customer relations and financial condition.

We rely in part on information technology, or IT, to store information, communicate with our business partners, interface with customers, maintain financial accuracy, secure our data and accurately produce our financial statements. If our IT systems do not effectively and securely collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations would be materially impaired. Any such impairment could have a material adverse effect on our results of operations, financial condition and the timeliness with which we report our operating results.

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years, in some cases causing significant harm, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting businesses. Cyber-attacks are generally becoming more sophisticated and frequent. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclosure information or unwittingly provide access to systems or data.  We have experienced and expect to continue to experience actual or attempted cyber-attacks of our IT systems or networks. To date, none of these actual or attempted cyber-attacks has had a material effect on our operations or financial condition. While we devote significant resources to network security, data encryption and other security measures to protect our systems and data, including our own proprietary information and the confidential and personally identifiable information of our customers, employees, business partners and patients, these measures cannot provide absolute security. The costs to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful, resulting potentially in the theft, loss, destruction or corruption of information we store electronically, as well as unexpected interruptions, delays or cessation of service, any of which could cause harm to our business operations. Moreover, if a computer security breach or cyber-attack affects our systems or results in the unauthorized release of proprietary or personally identifiable information, our reputation could be materially damaged, our customer confidence could be diminished, and our operations, including technical support for our devices, could be impaired. We would also be exposed to a risk of loss or litigation and potential liability, which could have a material adverse effect on our business, results of operations and financial condition. Any of these may contribute to the loss of customers and may have a material adverse effect on our business.

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

The market price of our common stock has fluctuated widely and may continue to do so. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

•	variations in our quarterly results of operations;

•	status of regulatory approvals for our products;

•	announcements by the FDA and other regulatory authorities relating to our products and their impact on market perception of our product, including short-term impact;

•	reputational risk relating to customer reviews of our products;

•	introduction of new products by us or our competitors;

•	acquisitions or strategic alliances involving us or our competitors;

•	changes in healthcare policy or third-party reimbursement practices;

•	changes in estimates of our performance or recommendations by securities analysts;

•	the hiring or departure of key personnel;

•	results of clinical trials of our products;

•	notice of a recall or other safety issue that impacts the ability for customers to use our products;

•	future sales of shares of common stock in the public market;

•	the outcome of currently pending litigation and governmental investigations, or the initiation of additional litigation or government investigations against us;

•	and market conditions in the industry, particularly around reimbursement for our products and the economy as a whole.

In addition, the stock market in general and the market for shares of medical device companies in particular have experienced extreme price and volume fluctuations in recent years. These fluctuations are often unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities class action litigation against that company. For information on our ongoing securities class action, see “Note 16. Commitment and Contingencies” to our consolidated financial statements in this Report, which is incorporated by reference into this item.

We are generally obliged under our bylaws, to the extent permitted under Delaware law, to indemnify our current and former officers who are named as defendants in these types of lawsuits.  While a certain amount of insurance coverage is available for expenses or losses associated with these lawsuits, this coverage may not be sufficient.  Based on information currently available, we are unable to estimate reasonably a possible loss or range of possible losses, if any, with regard to the current securities class action and shareholder derivative litigation; therefore, no litigation reserve has been recorded in our consolidated balance sheet.  Although we plan to defend against the securities class action and shareholder derivative litigation vigorously, there can be no assurances that a favorable final outcome will be obtained.  This litigation and other future litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

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

The perception of securities analysts regarding our product development efforts and controlled launches of certain products, particularly with respect to our Impella devices and the OXY-1 System, could significantly affect our stock price. As a result, the market price of our common stock has and could in the future change substantially when we or our competitors make product announcements. Many factors affecting our stock price are industry related and beyond our control.

We have not paid and do not expect to pay dividends and any return on our stockholders’ investment will likely be limited primarily to gains realized based on the value of our common stock.

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

General Risk Factors

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate offices are located in Danvers, Massachusetts. The locations and uses of our major properties as of March 31, 2021, are listed below:

Location		Function
Danvers, Massachusetts (22 Cherry Hill Drive)	(1)	Corporate headquarters, research and development, regulatory and clinical affairs, manufacturing, administration, marketing, distribution
Danvers, Massachusetts (24 - 42 Cherry Hill Drive)	(1)	Research and development, distribution, manufacturing, administration
Halethorpe, Maryland	(2)	Research and development, manufacturing, administration
Aachen, Germany	(1)	Research and development, regulatory and clinical affairs, manufacturing, administration, marketing, distribution
Berlin, Germany	(2)	Research and development
Tokyo, Japan	(2)	Administration, regulatory and clinical affairs, marketing, distribution

(1)	Owned properties
(2)	Leased property

We believe our properties have been well maintained, are in good operating condition, and provide adequate capacity to support our business operations.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. For a discussion of our material legal proceedings as of March 31, 2021, see “Note 16. Commitment and Contingencies – Contingencies,” which is incorporated by reference into this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “ABMD.”

Stockholders

As of May 14, 2021, we had approximately 357 holders of record of our common stock, including Cede & Co., the nominee of the Depository Trust Company. The number of record holders may not be representative of the number of beneficial owners of our common stock, whose shares are held in street name by banks, brokers and other nominees.

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

Issuer Purchases of Equity Securities

In August 2019, our Board of Directors authorized a stock repurchase program for up to $200.0 million of shares of its common stock. Under this stock repurchase program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time. We are funding the stock repurchase program with our available cash and marketable securities. Through March 31, 2021, we have repurchased a total 533,336 shares at an aggregate cost of $96.2 million through this stock repurchase program. The remaining authorization under the stock repurchase program was $103.8 million as of March 31, 2021. There were no stock repurchases during our fourth quarter of fiscal year 2021.

Performance Graph

The following graph compares the yearly change in the cumulative total stockholder return for our last five fiscal years, based upon the market price of our common stock, with the cumulative total return on a Nasdaq Composite Index (U.S. Companies) and a peer group, the Nasdaq Medical Equipment-SIC Code 3840-3849 Index, which is comprised of medical equipment companies, for that period. The performance graph assumes the investment of $100 as of March 31, 2016 in our common stock, the Nasdaq Composite Index (U.S. Companies) and the peer group index, and the reinvestment of any and all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
$400
$350
$300
$250
$200
$150
$100
$50
$0
3/31/2016
3/31/2017
3/31/2018
3/31/2019
3/31/2020
3/31/2021
ABIOMED, Inc.
Nasdaq Composite Index
Nasdaq Medical Equipment SIC Code 3840-3849
*$100 invested on 3/31/2016 in stock or index-
funding reinvestment dividends.

	Cumulative Total Return ($)
	3/31/2016	3/31/2017	3/31/2018	3/31/2019	3/31/2020	3/31/2021
ABIOMED, Inc.	100	132	307	301	153	336
Nasdaq Composite Index	100	121	145	159	158	272
Nasdaq Medical Equipment SIC Code 3840-3849	100	109	122	135	103	159

This graph is not “soliciting material” under Regulation 14A or 14C of the rules promulgated under the Exchange Act, is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth, for the periods and at the dates indicated, our selected historical consolidated financial data. We have derived the selected consolidated financial data for the fiscal years ended March 31, 2021, 2020 and 2019 and as of March 31, 2021 and 2020, from our consolidated financial statements appearing elsewhere in this Report. We have derived the selected consolidated financial data for the fiscal years ended March 31, 2017 and 2016, and as of March 31, 2018, 2017 and 2016 from our consolidated financial statements not appearing elsewhere in this Report. Our historical results are not necessarily indicative of the results we may achieve in any future period. You should read the following information together with the more detailed information contained in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes appearing elsewhere in this Report.

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

	Fiscal Years Ended March 31,
Statement of operations data:	2021	2020	2019	2018	2017
Revenue	$847,522	$840,883	$769,432	$593,749	$445,304

Costs and expenses:
Cost of revenue	161,907	151,305	129,567	98,581	70,627
Research and development	121,875	98,759	93,503	75,297	66,386
Selling, general and administrative	334,183	341,600	321,550	262,734	218,153
	617,965	591,664	544,620	436,612	355,166
Income from operations	229,557	249,219	224,812	157,137	90,138
Other income:
Investment income, net	6,717	12,167	8,166	3,688	1,554
Other income (expense), net (1)	51,946	(4,561)	30,382	(388)	(349)
	58,663	7,606	38,548	3,300	1,205
Income before income taxes	288,220	256,825	263,360	160,437	91,343
Income tax provision (2)(3)	62,695	53,816	4,344	48,267	39,227
Net income	$225,525	$203,009	$259,016	$112,170	$52,116

Basic net income per share	$5.00	$4.49	$5.77	$2.54	$1.21
Basic weighted average shares outstanding	45,140	45,179	44,911	44,153	43,238

Diluted net income per share	$4.94	$4.43	$5.61	$2.45	$1.17
Diluted weighted average shares outstanding	45,674	45,816	46,151	45,849	44,658

Balance sheet data:
Cash, cash equivalents and marketable securities	$847,780	$650,911	$513,416	$399,751	$277,091
Working capital	658,996	503,978	571,199	409,589	257,341
Total assets	1,494,359	1,216,462	1,054,346	786,375	550,414
Stockholders’ equity	1,329,675	1,065,466	936,890	689,524	452,071

(1)

In fiscal year 2019, we invested $25.0 million in Shockwave Medical, a medical device company. The fair value of this investment as of March 31, 2021 was $38.7 million. We recognized a pre-tax gain of $50.8 million for the year ended March 31, 2021, a pre-tax loss of $0.5 million for the year ended March 31, 2020 and pre-tax gain of $32.0 million for the year ended March 31, 2019 in other (expense) income, net.

(2)

The income tax provision for fiscal years 2021, 2020 and 2019 included excess tax benefits of $12.1 million, $14.8 million and $69.3 million, respectively. These recognized excess tax benefits resulted from restricted stock units that vested or stock options that were exercised.

(3)

In fiscal year 2018, we adopted ASU 2016-09 which requires that all excess tax benefits and tax deficiencies related share-based compensation arrangements be recognized as income tax benefit or expense, instead of in stockholders’ equity as previous guidance required. The income tax provision for the years ended March 31, 2021, 2020 and 2019 included excess tax benefits of $12.1 million, $14.8 million and $69.3 million, respectively. These recognized excess tax benefits resulted from restricted stock units that vested or stock options that were exercised.

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

Overview

We are a leading provider of medical devices that provide circulatory support and oxygenation. Our products are designed to enable the heart to rest by improving blood flow and/or provide sufficient oxygenation to those in respiratory failure. We develop, manufacture and market proprietary products that are designed to enable the heart to rest, heal and recover by improving blood flow to the coronary arteries and end-organs and/or temporarily assisting the pumping function of the heart. Our products are used in the cardiac catheterization lab, or cath lab, by interventional cardiologists, the electrophysiology lab, the hybrid lab and in the heart surgery suite by cardiac surgeons. A physician may use our devices for patients who are in need of hemodynamic support prophylactically, urgently or emergently before, during or after angioplasty or heart surgery procedures. We believe that heart recovery is the optimal clinical outcome for a patient experiencing heart failure because it enhances the potential for the patient to go home with their own heart, facilitating the restoration of quality of life. In addition, we believe that, for the care of such patients, heart recovery is often the most cost-effective solution for the healthcare system.

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

In September 2019, the Impella 5.5 device received FDA PMA for safety and efficacy in the therapy of cardiogenic shock for up to 14 days in the U.S. The Impella 5.5 pump was introduced in the U.S. through a controlled rollout at hospitals with established heart recovery protocols beginning in the third quarter of fiscal year 2020. Impella 5.5 received CE marking approval in Europe in April 2018 and was introduced in Europe through a similar controlled rollout.

Acquisition of Breethe, Inc.

We acquired Breethe, a Maryland corporation, on April 24, 2020. Breethe is engaged in research and development of a novel extracorporeal membrane oxygenation (“ECMO”) system that we expect will complement and expand our product portfolio to more comprehensively serve the needs of patients whose lungs can no longer provide sufficient oxygenation, including some patients suffering from cardiogenic shock or respiratory failure. We acquired Breethe for $55.0 million in cash, with additional potential payouts up to a maximum of $55.0 million payable based on the achievement of certain technical, regulatory and commercial milestones. In October 2020, the OXY-1 System received a 510(k) clearance from the FDA for an all-in-one, compact cardiopulmonary bypass system. In the third quarter of fiscal year 2021, we initiated a controlled launch of the OXY-1 System at a limited number of hospitals in the U.S, with expanded U.S. commercial availability expected in fiscal year 2022.

COVID-19 Pandemic

The ongoing COVID-19 pandemic has adversely impacted and is likely to further adversely impact nearly all aspects of our business and markets, including our workforce and the operations of our customers, suppliers, and business partners.

Beginning in mid-March 2020, we experienced a decline in patient utilization in our main markets in the U.S., Europe and Japan as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. Our business was most impacted in the first quarter of fiscal year 2021, in terms of the decline in patients and revenue from the shelter-in-place restrictions in a majority of countries and limitations on procedures in hospitals. We experienced sequential quarterly improvement during the second quarter of fiscal year 2021 as patient procedure volume trends and availability of healthcare resources improved as certain restrictions were lifted and limitations eased during the summer of 2020. During the third quarter of fiscal year 2021, a broad resurgence of COVID-19 cases throughout the U.S. and Europe slowed our continued recovery in patient utilization. Despite these challenges, we experienced increased recovery in patient utilization and revenue during the fourth quarter of fiscal year 2021 due to the high-risk nature of the patient population that are treated with our Impella devices.

While the COVID-19 pandemic remains fluid and continues to evolve differently across various geographies, we believe we are likely to continue to experience variable impacts on our business. Hospitals  are generally managing the pandemic better currently than they have in the earlier part of the pandemic due to more testing, improved protocols, more experience with the effects of COVID-19 and a greater number of vaccinated caregivers. During these challenging times, our priorities have been to support our clinician partners, protect the well-being of our employees and maintain continuous access to our life-saving technologies while offering front-line in-hospital support. We have established onsite COVID-19 testing for our employees in both Danvers, Massachusetts and Aachen, Germany, set up temperature-taking stations, administered thousands of COVID-19 tests to date and provided personal protective equipment for our employees in order to maintain a safe working environment.

Our proactive testing program has reduced exposure with early detection, reduced employee anxiety and enabled our manufacturing facilities to operate at full capacity in line with local social distancing requirements. We also took proactive actions in the first half of fiscal year 2021 in order to mitigate the business impact of COVID-19 on our financial operations and we continue monitor closely the business impact of COVID-19. Despite the ongoing challenges posed by COVID-19, we continue to invest strategically in engineering, regulatory, clinical trials and manufacturing in order to support our future growth initiatives and sales and marketing activities, with a particular focus on training and education initiatives to drive utilization of our products and recovery awareness for acute heart failure patients.

We continue to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including its impact on our customers, employees, suppliers, vendors, business partners and distribution channels. The full extent to which the pandemic will directly or indirectly impact our business, results of operations and financial condition, including but not limited to sales, expenses, manufacturing, clinical trials, research and development costs, reserves and allowances, fair value measurements, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the ongoing COVID-19 pandemic (including new variants of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, and efficacy of vaccines and other treatments, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The accounting policies we believe are critical in the preparation of our consolidated financial statements relate to revenue recognition and income taxes. Our significant accounting policies are more fully described in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our consolidated financial statements in this Report.

Revenue Recognition

Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer.

Product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of the contract.

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

Income Taxes

Our provision for income taxes is composed of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on income tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and net operating loss carryforwards and tax credits using expected tax rates in effect in the years during which the differences are expected to reverse.

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

Other Investments

We periodically make investments in medical device companies that focus on heart failure and heart pumps and other medical device technologies. For investments that do not have readily determinable market values, we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. We monitor any events or changes in circumstances that may have a significant effect on the fair value of investments, either due to impairment or based on observable price changes, and make any necessary adjustments.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our consolidated financial statements in this Report.

Results of Operations for the Fiscal Years Ended March 31, 2021 and March 31, 2020 (“fiscal year 2021” and “fiscal year 2020”)

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenues:

	Fiscal Years Ended March 31,
	2021	2020
Revenue	100.0%	100.0%
Costs and expenses as a percentage of total revenue:
Cost of revenue	19.1	18.0
Research and development	14.4	11.7
Selling, general and administrative	39.4	40.6
Total costs and expenses	72.9	70.4
Income from operations	27.1	29.6
Other income and income tax provision, net	0.5	5.5
Net income as a percentage of total revenue	26.6%	24.1%

Revenue

The following table disaggregates our revenue by products and services:

	Fiscal Years Ended March 31,
	2021	2020
	(in $000's)
Impella product revenue	$806,322	$806,824
Service and other revenue	41,200	34,059
Total revenue	$847,522	$840,883

The following table disaggregates our revenue by geographical location:

	Fiscal Years Ended March 31,
	2021	2020
	(in $000's)
U.S.	$691,579	$705,409
Europe	105,320	94,266
Japan	42,868	35,215
Other International	7,755	5,993
Total revenue	$847,522	$840,883

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5, Impella RP and Impella AIC product sales and related accessories. Service and other revenue represents revenue earned on service maintenance contracts and preventative maintenance calls. The following is a discussion of our revenues for fiscal year 2021.

Total Revenue

Total revenue for fiscal year 2021 increased $6.6 million, or 1%, to $847.5 million from $840.9 million for fiscal year 2020. The main drivers of our Impella product revenue and our service and other revenue are further described below.

The growth in total revenue for the fiscal year 2021 was adversely impacted by lower Impella product revenue in the first quarter of fiscal year 2021 caused by the impact of COVID-19 pandemic in reducing hospital procedures during that time, which was offset by sequential quarterly improvement during the second, third and fourth quarters of fiscal year 2021 as patient procedure volume trends and availability of healthcare resources have improved as certain restrictions were lifted and limitations eased during those periods.

Impella Product Revenue

Impella product revenue for fiscal year 2021 decreased slightly by $0.5 million to $806.3 million from $806.8 million for fiscal year 2020. U.S. Impella product revenue for fiscal year 2021 totaled $655.2 million, down 3% compared to $674.4 million in the prior fiscal year with U.S. patient usage of Impella heart pumps down 13%. Impella product revenue outside the U.S. for fiscal year 2021 totaled $151.1 million, an increase of 14% compared to $132.4 million in the prior fiscal year. Impella product revenue outside of the U.S. increased primarily due to higher utilization in Germany and Japan.

As described above, Impella procedure volumes have varied significantly since the end of March 2020 by geography, and even by hospital, as their physicians have managed the COVID-19 pandemic. Beginning in mid-March 2020, we experienced a decline in patient utilization in the U.S., Europe and Japan as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. Our business was most impacted in the first quarter of fiscal year 2021, in terms of the decline in patients and revenue from the shelter-in-place restrictions in many countries and limitations on procedures in hospitals. We experienced sequential quarterly improvement during the second, third and fourth quarters of fiscal year 2021 as patient procedure volume trends and availability of healthcare resources have improved as certain restrictions were lifted and limitations eased during those periods.

While the COVID-19 pandemic remains fluid and continues to evolve differently across various geographies, we believe we will likely continue to experience variable impacts on our business. While we cannot reliably estimate the extent to which the COVID-19 pandemic may continue to impact patient utilization and revenues of our products, our focus is on increasing patient utilization of our Impella devices in the U.S., our controlled launch of Impella 5.5, primarily in the U.S. and Europe, and our plan to continue growing our business internationally, with a continued focus on Europe and Japan.

Service and other revenue

Service and other revenue for fiscal year 2021 increased by $7.1 million, or 21%, to $41.2 million from $34.1 million for fiscal year 2020. The increase in service revenue was primarily due to an increase in preventative maintenance service contracts. We have expanded the number of Impella AIC consoles at many of our existing higher volume customer sites and continue to sell additional consoles to new customer sites. We expect revenue growth for service revenue to be consistent with recent history as most of these using sites in the U.S. have service contracts that normally have three-year terms.

Costs and Expenses

Cost of Revenue

Cost of revenue for fiscal year 2021 increased by $10.6 million, or 7%, to $161.9 million from $151.3 million for fiscal year 2020. Gross margin was 81% for fiscal year 2021 and 82% for fiscal year 2020.

The increase in cost of product revenue and decrease in gross margin was primarily due to increased investment in direct labor and overhead as we expanded our manufacturing capacity of our facilities in the U.S. and Germany, a higher proportion of revenue outside the U.S., sales mix and costs associated with our initial launch of Impella 5.5.

We expect that our ongoing investment in manufacturing capacity and the expansion of our Impella SmartAssist platform and Impella Connect may decrease gross margin in the near future.

Research and Development Expenses

Research and development expenses for fiscal year 2021 increased by $23.1 million, or 23%, to $121.9 million from $98.8 million for fiscal year 2020. The increase in research and development expenses was primarily due to our ongoing product development initiatives relating to our existing and pipeline products, the development of the Impella XR Sheath™, Impella ECP™ , Impella BTR devices and the OXY-1 System with the acquisition of Breethe, the expansion of our engineering organization, continued investment in our clinical trials, most notably the STEMI DTU and PROTECT IV studies, and our focus on clinical and quality initiatives for our products.

We expect research and development expenses to continue to increase with our ongoing efforts to expand our engineering, product development and clinical spending related to our initiatives to improve our existing products and develop new technologies and conduct clinical studies. Research and development expenses can fluctuate with project timing on engineering programs and clinical trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2021 decreased by $7.4 million, or 2%, to $334.2 million from $341.6 million for fiscal year 2020. The decrease in selling, general and administrative expenses was primarily due to lower stock compensation expense due to a lower number of restricted stock units granted and earned and the proactive cost actions taken early in fiscal year 2021 to mitigate the business impact of COVID-19 on our financial operations, including reducing discretionary spending primarily related to travel and marketing expenses, decreases in hiring and eliminating certain non-critical consultants and contractors, partially offset by targeted investments we made in expanding our sales distribution team and advertising. We also received an employee retention credit associated with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to assist companies impacted by COVID-19.

Despite the ongoing challenges posed by COVID-19, we expect to continue to invest in sales and marketing activities, with a particular focus on training and education initiatives to drive utilization of our Impella devices and recovery awareness for acute heart failure patients. We also expect to continue to incur legal expenses for the foreseeable future related to ongoing patent litigation, securities class action litigation and other legal matters discussed in “Note 16. Commitment and Contingencies” to our consolidated financial statements. For the impact of COVID-19 on our business, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Pandemic.”

We continue to manage our discretionary costs closely in order to mitigate the business impact of COVID-19. Despite the ongoing challenges posed by COVID-19, including the recent global resurgence, we aim to continue to invest strategically in engineering, regulatory, clinical trials and manufacturing in order to support our future growth initiatives and sales and marketing activities, with a particular focus on training and education to drive utilization of our Impella devices and recovery awareness for acute heart failure patients.

Operating Income

Operating income decreased by $19.6 million, to $229.6 million for fiscal year 2021, compared to $249.2 million for fiscal year 2020. Operating margin was 27.1%% for fiscal year 2021 compared to 29.6%% for fiscal year 2020. The decreases in operating margins are primarily related to lower revenues as a result of the impact from the COVID-19 pandemic and increases in research and development expenses with our investments in engineering programs and clinical trials.

Other Income (Expense), net

Other (expense) income, net increased by $51.1 million, to $58.7 million for fiscal year 2021, compared to $7.6 million for fiscal year 2020. This increase was primarily due to the recognition of a $50.8 million pre-tax gain from our investment in Shockwave Medical in fiscal year 2021 compared to a $0.5 million loss in fiscal year 2020. We also recorded change in fair value on our investments in other private medical device companies of $1.0 million and $4.7 million for fiscal year 2021 and fiscal year 2020, respectively.

Income Tax Provision

The income tax provision increased by $8.9 million to $62.7 million for fiscal year 2021, compared to $53.8 million for fiscal year 2020. Our effective income tax rate was 21.8% in fiscal year 2021, and 21.0% in fiscal year 2020. The increase in the income tax provision and the effective tax rate for fiscal year 2021 were primarily driven by $12.1 million in excess tax benefits in fiscal year 2021, compared to $14.8 million excess tax benefits in fiscal year 2020.

Net Income

In fiscal year 2021, net income was $225.5 million, or $5.00 per basic share and $4.94 per diluted share. Net income in fiscal year 2021 included excess tax benefits related to stock-based awards of $12.1 million, or $0.27 per basic share and $0.26 per diluted share, and a $38.3 million gain, net of tax, or $0.85 per basic share and $0.84 per diluted share, related to our investment in Shockwave Medical. For more information, see “Note 10. Other Assets—Investments in Shockwave Medical.”

In fiscal year 2020, net income was $203.0 million, or $4.49 per basic share and $4.43 per diluted share. Net income in fiscal year 2020 included excess tax benefits related to stock-based awards of $14.8 million, or $0.33 per basic share and $0.32 per diluted share, and a $0.4 million loss, net of tax, related to our investment in Shockwave Medical.

Results of Operations for the Fiscal Years Ended March 31, 2020 and March 31, 2019

For a comparison of our results of operations for the fiscal years ended March 31, 2020 and March 31, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on May 21, 2020, which comparative information is incorporated by reference in this Report.

Liquidity and Capital Resources

As of March 31, 2021, our total cash, cash equivalents, and short and long-term marketable securities totaled $847.8 million, an increase of $196.9 million compared to $650.9 million as of March 31, 2020. The change in our cash, cash equivalents, and short and long-term marketable securities was primarily due to positive cash flows from operations, offset by cash used for investments in property, equipment and other investments, and cash used for financing activities related to equity activity.

A summary of our cash flow activities is as follows:

	For the Year Ended March 31,
	2021	2020
Net cash provided by operating activities	$274,578	$314,920
Net cash used for investing activities	(223,344)	(125,455)
Net cash used for financing activities	(8,067)	(117,715)
Effect of exchange rate changes on cash	(2,798)	(430)
Net increase in cash and cash equivalents	$40,369	$71,320

For a discussion of our liquidity and capital resources as of and our cash flow activities for the fiscal year ended March 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on May 21, 2020, which is incorporated by reference in this Report.

Cash Provided by Operating Activities

For fiscal year 2021, cash provided by operating activities consisted of net income of $225.5 million, plus non-cash items of $66.4 million less cash used for working capital of $17.4 million. Adjustments for non-cash items consisted primarily of $47.0 million of stock-based compensation expense, a change in fair value of our investments in Shockwave Medical and other private medical technology companies of $51.0 million, a $29.4 million change in our deferred tax provision, $24.1 million of depreciation and amortization expense, $8.5 million in inventory write-downs and a change in fair value of contingent consideration of $2.4 million. The decrease in cash from changes in working capital included a $2.5 million decrease in inventory due to the mix of customer demand and production volumes related to our Impella devices and a $12.0 million decrease in accounts payable, accrued expenses and other liabilities offset by a $12.1 million increase in accounts receivable associated with timing and volume of sales and collections and a $5.2 million increase in deferred revenue.

For fiscal year 2020, cash provided by operating activities consisted of net income of $203.0 million, adjusted for non-cash items of $103.9 million plus cash from working capital of $8.0 million. Adjustments for non-cash items consisted primarily of $39.8 million of stock-based compensation expense, a change in fair value of our investments in Shockwave Medical and other private medical technology companies of $5.2 million, a $33.0 million change in our deferred tax provision, $20.4 million of depreciation and amortization expense, $4.2 million in inventory write-downs and a change in fair value of contingent consideration of $0.6 million. The increase in cash from changes in working capital included a $13.2 million increase in inventory to support demand for our Impella devices offset by a $5.6 million decrease in accounts receivable associated with collections activity and a $18.3 million increase in accounts payable and accrued expenses and a $2.8 million increase in deferred revenue.

Cash Used for Investing Activities

For fiscal year 2021, net cash used for investing activities included $159.6 million in purchases (net of maturities) of marketable securities, $52.2 million for our acquisition of Breethe and $53.4 million for the purchase of property and equipment mostly related to the $17.5 million purchase of the building adjacent to our corporate headquarters in Danvers, Massachusetts and continued expansion of manufacturing capacity, office space and research development facilities in Danvers, Massachusetts and Aachen, Germany. We also made $26.1 million of investments in medical technology companies and intangible assets during fiscal year 2021. These amounts were partially offset by $67.9 million in proceeds from the sale of Shockwave Medical securities.

For fiscal year 2020, net cash used for investing activities included $60.5 million in purchases (net of maturities) of marketable securities and other and $44.0 million for the purchase of property and equipment mostly related to the expansion of manufacturing capacity and office space and research and development facilities in Danvers and Aachen and investments in information systems. We also made $21.0 million of investments in medical technology companies and intangible assets during fiscal year 2020.

Capital expenditures for fiscal year 2022 are estimated to range from $40 million to $50 million, including, as part of long-term development of our business, additional capital expenditures for manufacturing capacity and building expansions in our Danvers and Aachen facilities and information systems development projects.

Cash Used for Financing Activities

For fiscal year 2021, net cash used for financing activities included $11.3 million for the repurchase of our common stock and $11.3 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards. These amounts were offset by $9.1 million in proceeds from the exercise of stock options and $5.5 million in proceeds from the issuance of stock under the employee stock purchase plan.

For fiscal year 2020, net cash used for financing activities included $84.9 million for the repurchase of our common stock and $41.7 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards. These amounts were offset by $3.7 million in proceeds from the exercise of stock options and $5.1 million in proceeds from the issuance of stock under the employee stock purchase plan.

Operating Capital and Liquidity Requirements

Our sources of cash liquidity are primarily from existing cash and cash equivalents, marketable securities and cash flows from operations. As of March 31, 2021, our total cash, cash equivalents, and short and long-term marketable securities totaled $847.8 million, an increase of $196.9 million compared to $650.9 million as of March 31, 2020. Marketable securities as of March 31, 2021 consisted of $615.1 million held in funds that invest in U.S. Treasury securities, government-backed securities, corporate debt securities and commercial paper. We generated operating cash flows of $274.6 million and $314.9 million for fiscal years 2021 and 2020, respectively. As of March 31, 2021, we had no debt outstanding. We believe that our sources of liquidity are sufficient to fund the current requirements of working capital, capital expenditures, and other financial commitments for at least the next twelve months.

Our primary liquidity requirements are to fund the following: expansion of our commercial and operational infrastructures; expansion of our manufacturing capacity and office space; the procurement and production of inventory to meet customer demand for our Impella devices; creation of new product and business development initiatives; ongoing commercial launch in Japan and expansion into potential new markets; expansion of the utilization of Impella Connect; increased clinical spending for clinical trials such as STEMI DTU and PROTECT IV; legal expenses related to ongoing patent litigation and other legal matters; and payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards and provide for general working capital needs. To date, we have primarily funded our operations through product sales and the sale of equity securities.

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

We also took proactive actions in the first half of fiscal year 2021 in order to mitigate the business impact of COVID-19 on our financial operations and we continue to manage discretionary costs closely in order to mitigate the business impact of COVID-19. Despite the ongoing challenges posed by COVID-19, including the recent global resurgence, we continue to invest strategically in engineering, regulatory, clinical trials and manufacturing in order to support our future growth initiatives and sales and marketing activities, with a particular focus on training and education initiatives to drive utilization of our Impella devices and recovery awareness for acute heart failure patients. We continue to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including its impact on our customers, employees, suppliers, vendors, business partners and distribution channels.

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

Investment and Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities portfolio. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of U.S. government and agency securities, corporate debt securities and commercial paper. The market value of our marketable securities may decline if current market interest rates rise. The fair value on marketable securities as of March 31, 2021 was $615.1 million. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2021, we believe the decline in fair market value of our investment portfolio would be immaterial. Our marketable securities are recorded at fair value, and gains or losses from these securities are recognized within other comprehensive income as they occur.

Foreign Currency Exchange Rate Risk

We have foreign currency exposure to exchange rate fluctuations and particularly with respect to the Euro, British pound sterling, Japanese yen, Singapore dollar and Australian dollar. Therefore, our investment in our subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of stockholders’ equity. If foreign exchange rates for our international subsidiaries were to have depreciated immediately and uniformly by 10% relative to the U.S. dollar from levels as of March 31, 2021, the result would have been a reduction of stockholders’ equity of approximately $21.1 million.

As discussed in “Note 5. Financial Instruments” to our consolidated financial statements, we have an intercompany loan agreement with our German subsidiary, Abiomed Europe GMBH. In conjunction with this intercompany loan agreement, we entered into a cross-currency swap agreement to convert the Euro denominated intercompany loan into U.S. dollars. The objective of this cross-currency swap is to hedge the variability of cash flows related to the forecasted interest and principal payments on the Euro denominated fixed rate loan against changes in the exchange rate between the U.S. dollar and the Euro. We use such a foreign-exchange-related derivative instrument to manage our exposure related to changes in the exchange rate on our intercompany loan. We do not enter into derivative instruments for any purpose other than for the cash flow hedge described above.

Credit Risk

In the normal course of business, we provide credit to our customers in the health care industry, perform credit evaluations of these customers, and maintain allowances for potential credit losses, which have historically been adequate compared to actual losses. In fiscal year 2021, we had no customers that represented 10% or more of our total revenue or accounts receivable. Credit is extended based on an evaluation of a customer’s historical financial condition and generally collateral is not required. Our history of credit losses has not been significant and we maintain an allowance for doubtful accounts based on our assessment of the collectability of accounts receivable. Accounts receivable are geographically dispersed, primarily throughout the U.S., as well as in Europe and other foreign countries where formal distributor agreements exist. Our exposure to credit losses may increase if our customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors.

Other Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our other investments. We periodically make investments in medical device companies that focus on heart failure and heart pump technologies.  We monitor any events or changes in circumstances that may have a significant effect on the fair value of our other investments, either due to impairment or based on observable price changes, and make any necessary adjustments. Should these companies experience a decline in financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments’ values may occur, resulting in unrealized or realized losses. The aggregate carrying amount of our other investments was $101.6 million and $94.4 million as of March 31, 2021 and 2020, respectively, and is classified within other assets on our consolidated balance sheets. In fiscal year 2019, we invested $25.0 million in medical device company Shockwave Medical. The fair value of this investment as of March 31, 2021 was $38.7 million and we recognized a pre-tax gain of $50.8 million in other income (expense), net. Also included in other income (expense) is a change in fair value on portfolio investment of $1.0 million relating to certain of our investments in other private medical device companies.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the fourth quarter of our fiscal year ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that certain of our employees have been working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal control over financial reporting to minimize the impact on their design and operating effectiveness.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2021.

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

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements for the fiscal year ended March 31, 2021, included in this Report, has issued an attestation report on the effectiveness of our internal control over financial reporting. This Report is set forth below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ABIOMED, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ABIOMED, Inc. and subsidiaries (the “Company”) as of March 31, 2021, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended March 31, 2021, of the Company and our report dated May 21, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management’s Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

May 21, 2021

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	The following financial statements are attached hereto.

(2)	Consolidated financial statement schedule

Information is contained within “Note 6. Accounts Receivable” to our consolidated financial statements in this report.

(3)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation		S-3	September 29, 1997	3.1

3.2	Amended & Restated By-Laws, as Amended and Restated February 4, 2020		10-K (File No. 001-09585)	May 21, 2020	3.2

3.3	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K (File No. 001-09585)	March 21, 2007	3.4

4.1P	Specimen Certificate of common stock		S-1	June 5, 1987	4.1

4.2	Description of Common Stock		10-K (File No. 001-09585)	May 21, 2020	4.2

10.1*P	Form – Indemnification Agreement for Directors and Officers		S-1	June 5, 1987	10.13

10.2*	Form – Employment, Nondisclosure and Non- Competition Agreement		10-K (File No. 001-09585)	May 24, 2018	10.28

10.3*	Form – Change of Control Agreement		8-K (File No. 001-09585)	August 18, 2008	10.4

10.4*	1988 Employee Stock Purchase Plan, as Amended and Restated February 5, 2019		10-K (File No. 001-09585)	May 23, 2019	10.6

10.5*	Second Amended & Restated 2015 Omnibus Incentive Plan		Sch. 14A (File No. 001-09585)	June 22, 2018	Appendix A

10.6*	Form –Time-Based RSU Agreement (Non-Employee Director) under the 2015 Omnibus Incentive Plan		10-Q (File No. 001-09585)	February 5, 2016	10.4

10.7*	Form – Time-Based RSU Agreement (Field Employee) under the 2015 Omnibus Incentive Plan		10-K (File No. 001-09585)	May 25, 2017	10.18

10.8*	Form – Performance-Based RSU Agreement (Employee) under the 2015 Omnibus Incentive Plan		10-K (File No. 001-09585)	May 25, 2017	10.19

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.9*	Form – Time-Based Stock Option Agreement (Employee) under the 2015 Omnibus Incentive Plan		10-K (File No. 001-09585)	May 25, 2017	10.43

10.10*	Form – Time-Based Stock Option Agreement (Non-Employee Director) under the 2015 Omnibus Incentive Plan		10-Q (File No. 001-09585)	February 5, 2016	10.7

10.11*	Form – Time-Based RSU Agreement (Executive Officer) under the Second Amended and Restated 2015 Omnibus Incentive Plan		10-Q (File No. 001-09585)	November 6, 2020	10.1

10.12*	Form – Time-Based Stock Option Agreement (Executive Officer) under the Second Amended and Restated 2015 Omnibus Incentive Plan		10-Q (File No. 001-09585)	November 6, 2020	10.2

10.13*	Form – Performance-Based PSU Option Agreement (Executive Officer) under the Second Amended and Restated 2015 Omnibus Incentive Plan		10-Q (File No. 001-09585)	November 6, 2020	10.3

10.14*	Form – Performance-Based PSU Agreement (Chief Executive Officer) under the Second Amended and Restated 2015 Omnibus Incentive Plan		10-Q (File No. 001-09585)	February 4, 2021	10.1

10.15*	Form – Performance-Based PSU Agreement (Executive Officer) under the Second Amended and Restated 2015 Omnibus Incentive Plan		10-Q (File No. 001-09585)	February 4, 2021	10.2

10.16*	Employment Agreement – Michael R. Minogue dated April 5, 2004 (including Change in Control Agreement)		10-Q (File No. 001-09585)	August 9, 2004	10.10

10.17*	Amendment to Employment Agreement with Michael R. Minogue dated December 31, 2008		10-Q (File No. 001-09585)	February 9, 2009	10.3

10.18*	Amendment to Change in Control Agreement with Michael R. Minogue dated December 31, 2008		10-Q (File No. 001-09585)	February 9, 2009	10.4

10.19*	Offer letter with David Weber dated April 23, 2007		10-Q (File No. 001-09585)	August 9, 2007	10.1

10.20*	Offer letter with Todd A. Trapp dated March 30, 2018		10-K (File No. 001-09585)	May 24, 2018	10.43
10.21*	Change of Control Severance Agreement between ABIOMED, Inc. and Todd Trapp dated April 6, 2018		10-K (File No. 001-09585)	May 24, 2018	10.44

10.22*	Offer letter with Marc A. Began dated May 11, 2018	X

10.23*	Change of Control Severance Agreement between ABIOMED, Inc and Marc A. Began dated November 1, 2018	X

10.24*	Change of Control Severance Agreement between ABIOMED, Inc and Andrew J. Greenfield dated September 15, 2008	X

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm	X

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer.	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer	X

32.1	Section 1350 certification	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

101

The following financial information from the ABIOMED, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2021, formatted in inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2021 and 2020; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 2021, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2021, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

X

104	Cover page from the ABIOMED, Inc. Annual Report on Form 10-K for the year ended March 31, 2021, formatted in inline XBRL and contained in Exhibit 101	X

*	Management contract or compensatory plan, contract or arrangement.
P	Exhibit filed by paper

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABIOMED, Inc.

Dated: May 21, 2021	By	/s/ TODD A. TRAPP
Todd A. Trapp
Vice President, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL R. MINOGUE	Chairman, Director, President and Chief Executive Officer	May 21, 2021
Michael R. Minogue	(Principal Executive Officer)

/s/ TODD A. TRAPP	Vice President, Chief Financial Officer	May 21, 2021
Todd A. Trapp	(Principal Financial Officer)

/s/ DOROTHY E. PUHY	Director	May 21, 2021
Dorothy E. Puhy

/s/ JEANNINE M. RIVET	Director	May 21, 2021
Jeannine M. Rivet

/s/ ERIC A. ROSE	Director	May 21, 2021
Eric A. Rose

/s/ MARTIN P. SUTTER	Director	May 21, 2021
Martin P. Sutter

/s/ PAUL G. THOMAS	Director	May 21, 2021
Paul G. Thomas

/s/ CHRIS D. VAN GORDER	Director	May 21, 2021
Chris D. Van Gorder

/s/ MYRON L. ROLLE	Director	May 21, 2021
Myron L. Rolle

/s/ PAULA A. JOHNSON	Director	May 21, 2021
Paula A. Johnson

ABIOMED, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ABIOMED, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ABIOMED, Inc. and subsidiaries (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended     March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 21, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Valuation of investments in medical device companies – Refer to Note 10, Other Assets

Critical Audit Matter Description

At March 31, 2021, included with the Company’s other non-current assets were $63.0 million of investments in privately-held medical device companies. As these investments do not have readily determinable market values, the Company typically measures these investments at cost less any impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment.

We identified the valuation of these investments as a critical audit matter because of the significant judgement management uses to estimate the investment value. Auditing the Company’s investments in privately held companies is challenging due to the subjectivity in assessing whether observable price changes have occurred for investments that are identical or similar to the investment the Company holds, and in assessing whether an investment is impaired.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of investments in privately held medical device companies included the following, among others:

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

•	We tested the mathematical accuracy of the Company’s calculation of the carrying value of privately held investments, including consideration of any related impairments.
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

May 21, 2021

We have served as the Company's auditor since fiscal 2007.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2021	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$232,710	$192,341
Short-term marketable securities	350,985	250,775
Accounts receivable, net	97,179	84,650
Inventories	81,059	90,088
Prepaid expenses and other current assets	26,032	18,009
Total current assets	787,965	635,863
Long-term marketable securities	264,085	207,795
Property and equipment, net	197,129	164,931
Goodwill	78,568	31,969
Other intangibles, net	42,150	14,913
Deferred tax assets	11,380	43,336
Other assets	113,082	117,655
Total assets	$1,494,359	$1,216,462
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,842	$32,774
Accrued expenses	66,046	75,107
Deferred revenue	24,322	19,147
Other current liabilities	3,759	4,857
Total current liabilities	128,969	131,885
Other long-term liabilities	10,162	9,305
Contingent consideration	24,706	9,000
Deferred tax liabilities	847	806
Total liabilities	164,684	150,996
Commitments and contingencies (Note 16)
Stockholders' equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	453	451
Authorized - 100,000,000 shares; Issued 47,929,402 shares as of March 31, 2021 and 47,542,061 shares as of March 31, 2020
Outstanding 45,270,948 shares as of March 31, 2021 and 45,008,687 shares as of March 31, 2020
Additional paid in capital	800,690	739,133
Retained earnings	828,007	602,482
Treasury stock at cost 2,658,454 shares as of March 31, 2021 and 2,533,374 shares as of March 31, 2020	(288,030)	(265,411)
Accumulated other comprehensive loss	(11,445)	(11,189)
Total stockholders' equity	1,329,675	1,065,466
Total liabilities and stockholders' equity	$1,494,359	$1,216,462

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Years Ended March 31,
	2021	2020	2019
Revenue	$847,522	$840,883	$769,432
Costs and expenses:
Cost of revenue	161,907	151,305	129,567
Research and development	121,875	98,759	93,503
Selling, general and administrative	334,183	341,600	321,550
	617,965	591,664	544,620
Income from operations	229,557	249,219	224,812
Other income:
Investment income, net	6,717	12,167	8,166
Other income (expense), net	51,946	(4,561)	30,382
	58,663	7,606	38,548
Income before income taxes	288,220	256,825	263,360
Income tax provision	62,695	53,816	4,344
Net income	$225,525	$203,009	$259,016

Basic net income per share	$5.00	$4.49	$5.77
Basic weighted average shares outstanding	45,140	45,179	44,911

Diluted net income per share	$4.94	$4.43	$5.61
Diluted weighted average shares outstanding	45,674	45,816	46,151

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Years Ended March 31,
	2021	2020	2019
Net income	$225,525	$203,009	$259,016
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	2,142	(1,832)	(11,431)
Unrealized (loss) gain on derivative instrument	(2,095)	3,999	—
Net unrealized (loss) gain on marketable securities	(303)	1,333	946
Other comprehensive (loss) income	(256)	3,500	(10,485)

Comprehensive income	$225,269	$206,509	$248,531

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, April 1, 2018	44,375,337	$444	1,725,312	$(67,078)	$619,905	$140,457	$(4,204)	689,524
Restricted stock units issued	427,431	4	-	-	(4)	-	-	-
Stock options exercised	485,363	5	-	-	12,944	-	-	12,949
Stock issued under employee stock purchase plan	12,467	-	-	-	3,052	-	-	3,052
Stock issued to directors	316	-	-	-	116	-	-	116
Return of common stock to pay withholding taxes on restricted stock	(177,929)	(2)	177,929	(71,774)	-	-	-	(71,776)
Stock compensation expense	-	-	-	-	54,494	-	-	54,494
Other comprehensive loss	-	-	-	-	-	-	(10,485)	(10,485)
Net income	-	-	-	-	-	259,016	-	259,016
Balance, March 31, 2019	45,122,985	$451	1,903,241	$(138,852)	$690,507	$399,473	$(14,689)	$936,890
Restricted stock units issued	392,872	4	-	-	(4)	-	-	-
Stock options exercised	85,136	2	-	-	3,747	-	-	3,748
Stock issued under employee stock purchase plan	37,827	-	-	-	5,103	-	-	5,103
Return of common stock to pay withholding taxes on restricted stock	(164,446)	(2)	164,446	(41,685)	-	-	-	(41,687)
Stock compensation expense	-	-	-	-	39,781	-	-	39,781
Stock repurchase program	(465,687)	(5)	465,687	(84,874)				(84,879)
Other comprehensive income	-	-	-	-	-	-	3,500	3,500
Net income	-	-	-	-	-	203,009	-	203,009
Balance, March 31, 2020	45,008,687	$451	2,533,374	$(265,411)	$739,133	$602,482	$(11,189)	$1,065,466
Restricted stock units issued	140,159	2	-	-	(1)	-	-	1
Stock options exercised	215,262	2	-	-	9,073	-	-	9,075
Stock issued under employee stock purchase plan	31,920	-	-	-	5,479	-	-	5,479
Return of common stock to pay withholding taxes on restricted stock	(57,431)	(1)	57,431	(11,310)	-	-	-	(11,311)
Stock compensation expense	-	-	-	-	47,006	-	-	47,006
Stock repurchase program	(67,649)	(1)	67,649	(11,309)	-	-	-	(11,310)
Other comprehensive loss	-	-	-	-	-	-	(256)	(256)
Net income	-	-	-	-	-	225,525	-	225,525
Balance, March 31, 2021	45,270,948	$453	2,658,454	$(288,030)	$800,690	$828,007	$(11,445)	$1,329,675

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended March 31,
	2021	2020	2019
Operating activities:
Net income	$225,525	$203,009	$259,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,097	20,430	14,121
Bad debt (recoveries) expense	(126)	487	720
Stock-based compensation	47,006	39,781	54,494
Write-down of inventory and other	8,518	4,249	4,252
Accretion on marketable securities	1,977	(2,731)	(2,744)
Change in fair value of other investments	(50,983)	5,184	(30,161)
Deferred tax provision	29,380	32,953	(7,745)
Change in fair value of contingent consideration	2,406	(575)	(915)
Other non-cash operating activities	4,164	4,108	—
Changes in assets and liabilities:
Accounts receivable	(12,059)	5,551	(22,023)
Inventories	2,535	(13,237)	(37,181)
Prepaid expenses and other assets	(1,032)	(5,333)	(2,527)
Accounts payable	2,629	2,581	7,976
Accrued expenses and other liabilities	(14,632)	15,676	13,406
Deferred revenue	5,173	2,787	1,508
Net cash provided by operating activities	274,578	314,920	252,197
Investing activities:
Purchases of marketable securities	(556,199)	(611,280)	(361,602)
Proceeds from the sale and maturity of marketable securities and other	396,643	550,788	331,886
Acquisition of Breethe Inc., net of cash acquired	(52,183)	—	—
Purchases of other investments and intangible assets	(26,104)	(20,957)	(42,735)
Proceeds from sale of Shockwave Medical Investment	67,882	—	—
Purchases of property and equipment	(53,383)	(44,006)	(44,004)
Net cash used for investing activities	(223,344)	(125,455)	(116,455)
Financing activities:
Proceeds from the exercise of stock options	9,075	3,748	12,949
Taxes paid related to net share settlement upon vesting of stock awards	(11,311)	(41,687)	(71,776)
Repurchase of common stock	(11,310)	(84,879)	—
Proceeds from the issuance of stock under employee stock purchase plan	5,479	5,103	3,052
Net cash used for financing activities	(8,067)	(117,715)	(55,775)
Effect of exchange rate changes on cash	(2,798)	(430)	(1,921)
Net increase in cash and cash equivalents	40,369	71,320	78,046
Cash and cash equivalents at beginning of year	192,341	121,021	42,975
Cash and cash equivalents at end of year	$232,710	$192,341	$121,021

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$48,693	$9,685	$5,290
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses	1,638	2,977	4,787
Right-of-use assets obtained in exchange for lease liabilities	2,592	15,650	—

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

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. The ongoing COVID-19 pandemic has adversely impacted and is likely to further adversely impact the Company’s business and markets, including the Company’s workforce and the operations of its customers, suppliers, and business partners. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including sales, expenses, manufacturing, clinical trials, research and development costs, reserves and allowances, fair value measurements, asset impairment charges, contingent consideration obligations, and the effectiveness of the Company's hedging instruments, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to: the duration and spread of the ongoing COVID-19 pandemic (including new variants of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, and efficacy of vaccines and other treatments, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

Beginning in mid-March 2020, the Company experienced a decline in patient utilization in its main markets in the U.S., Europe and Japan as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. The Company’s business was most impacted in the first quarter of fiscal year 2021, in terms of the decline in patients and revenue from the shelter-in-place restrictions in a majority of countries and limitations on procedures in hospitals. The Company experienced sequential quarterly improvement during the second quarter of fiscal year 2021 as patient procedure volume trends and availability of healthcare resources improved as certain restrictions were lifted and limitations eased during the summer of 2020. During the third quarter of fiscal year 2021, a broad resurgence of COVID-19 cases throughout the U.S. and Europe slowed the Company’s continued recovery in patient utilization. Despite these challenges, the Company experienced increased recovery in patient utilization and revenue during the fourth quarter of fiscal year 2021 due to the high-risk nature of the patient population that are treated with the Company’s Impella devices.

While the COVID-19 pandemic remains fluid and continues to evolve differently across various geographies, the Company believes it is likely to continue to experience variable impacts on its business. Hospitals are generally managing the pandemic better currently than they have in the earlier part of the pandemic due to more testing, improved protocols, more experience with the effects of COVID-19 and a greater number of vaccinated caregivers. During these challenging times, the Company’s priorities have been to support its clinician partners, protect the well-being of its employees and maintain continuous access to its life-saving technologies while offering front-line in-hospital support. The Company has established onsite COVID-19 testing for its employees in both Danvers, Massachusetts and Aachen, Germany, set up temperature-taking stations, administered thousands of COVID-19 tests to date and provided personal protective equipment for its employees in order to maintain a safe working environment.

The Company’s proactive testing program has reduced exposure with early detection, reduced employee anxiety and enabled its manufacturing facilities to operate at full capacity in line with local social distancing requirements. The Company also took proactive actions in the first half of fiscal year 2021 in order to mitigate the business impact of COVID-19 on its financial operations and it continues to monitor closely in order the business impact of COVID-19. Despite the ongoing challenges posed by COVID-19, including the recent global resurgence, the Company continues to invest strategically in engineering, regulatory, clinical trials and manufacturing in order to support its future growth initiatives and sales and marketing activities, with a particular focus on training and education initiatives to drive utilization of its products and recovery awareness for acute heart failure patients.

The Company continues to closely monitor the impact of COVID-19 on all aspects of its business and geographies, including its impact on its customers, employees, suppliers, vendors, business partners and distribution channels. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. Even after the ongoing COVID-19 pandemic has subsided, the Company may continue to experience materially adverse impacts on its financial condition and results of operations.

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

Major Customers and Concentrations of Credit Risk

The Company primarily sells its products to hospitals and distributors. No individual customer accounted for more than 10% of total revenues in fiscal years ended March 31, 2021, 2020 or 2019. No individual customer had an accounts receivable balance greater than 10% of total accounts receivable as of March 31, 2021 and 2020.

Credit is extended based on an evaluation of a customer’s historical financial condition and generally collateral is not required. The Company’s history of credit losses has not been significant and the Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. Accounts receivables are geographically dispersed, primarily throughout the U.S., as well as in Europe and other foreign countries where formal distributor agreements exist in certain countries. The Company's exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, or other customer-specific factors.

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

Derivative Instruments

The Company uses a foreign-exchange-related derivative instrument to manage its exposure related to changes in the exchange rate on its intercompany loan. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments. The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. Changes in the fair value of the cross-currency swap designated as a hedging instrument that effectively offsets the variability of cash flows are reported in accumulated other comprehensive income (loss). These amounts subsequently are reclassified into the consolidated income statement in the same period in which the related hedged item affects earnings. For more information, see “Note 5. Financial Instruments—Derivative Instruments.”

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

Other Investments

The Company periodically makes investments in medical device companies that focus on heart failure and heart pumps and other medical device technologies. For investments that do not have readily determinable market values, the Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. The Company monitors any events or changes in circumstances that may have a significant effect on the fair value of investments, either due to impairment or based on observable price changes, and makes any necessary adjustments.

Leases

On April 1, 2019, the Company adopted ASU 2016-02, “Leases.” This new guidance required that the Company’s lease commitments to be recognized as operating lease liabilities and right-of-use assets, which increased total assets and total liabilities that the Company reported on its consolidated balance sheet. For a discussion on the impact of this accounting policy adoption, including key accounting policies and elections, see “Note 11. Leases.”

Goodwill

Goodwill is recorded when consideration for an acquisition exceeds the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized. The Company evaluates goodwill for impairment at least annually at October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

In applying the goodwill impairment test, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, cost factors, and entity specific factors such as strategies and overall financial performance. If, after assessing these qualitative factors, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative impairment test. The Company determined, after performing the qualitative review, that it is more likely than not that the fair value of each of its reporting units substantially exceeds the respective carrying amounts.

Indefinite-Lived Intangibles and In-Process Research and Development

In-process research and development, or IPR&D, assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that are acquired, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the IPR&D assets are considered indefinite-lived, they are tested for impairment on an annual basis on October 31, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying values. If and when development is complete, which generally occurs upon regulatory approval and the Company is able to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value. The Company performed its annual impairment review for fiscal year 2021 as of October 31, 2020 and concluded that it was more likely than not that the fair value of the IPR&D assets is not less than its carrying value.

Finite-Lived Intangible Assets

The Company records finite-lived intangible assets at historical cost and amortizes over their estimated useful lives. The Company uses a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. The approximate useful live for amortization of the Company’s intangible assets is 15 years for the OXY-1 System amortizable technology from the acquisition of Breethe.

The Company reviews finite-lived intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. If the Company determines it is more likely than not that the asset is impaired based on its qualitative assessment of impairment indicators, the Company tests the intangible asset for recoverability.

Contingent Consideration

Contingent consideration represents potential milestones that the Company could pay as additional consideration for a business acquisition and is recorded as a liability and is measured at fair value using a combination of (1) an income approach, based on various revenue and cost assumptions and applying a probability to each outcome and (2) a Monte-Carlo valuation model that simulates outcomes based on management estimates. With the income approach, probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers the weighted average cost of capital, the related projections, and the overall business. The Monte-Carlo valuation model simulates estimated future revenues during the earn out-period using management's best estimates. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of these milestones could result in a significantly higher or lower fair value of the contingent consideration liability. The fair value of the contingent consideration at each reporting date is updated by reflecting the changes in fair value reflected within research and development expenses in the Company’s consolidated statement of operations.

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

Revenue Recognition

See “Note 4. Revenue Recognition” for a discussion of key accounting policies and elections related to revenue recognition.

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

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income, plus all changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including any foreign currency translation adjustments. These changes in equity are recorded as adjustments to accumulated other comprehensive income (loss) in the Company’s consolidated balance sheet. The components of accumulated other comprehensive income (loss) consist of foreign currency translation adjustments, unrealized gains (losses) on marketable securities, and unrealized gains (losses) on derivative instruments. There were no reclassifications out of accumulated other comprehensive income (loss) during the fiscal years ended March 31, 2021, 2020 and 2019.

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

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany transactions that the Company considers to be of a long-term investment nature are recorded in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany transactions from those foreign subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of operations. The net foreign currency translation gains and losses recorded in the consolidated statements of operations for the fiscal years ended March 31, 2021, 2020 and 2019 were not significant.

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

	Fiscal Years Ended March 31,
Basic Net Income Per Share	2021	2020	2019
Net income	$225,525	$203,009	$259,016

Weighted average shares - basic	45,140	45,179	44,911

Net income per share - basic	$5.00	$4.49	$5.77

	Fiscal Years Ended March 31,
Diluted Net Income Per Share	2021	2020	2019
Net income	$225,525	$203,009	$259,016

Weighted average shares - basic	45,140	45,179	44,911
Effect of dilutive securities	534	637	1,240
Weighted average shares - diluted	45,674	45,816	46,151

Net income per share - diluted	$4.94	$4.43	$5.61

For the fiscal years ended March 31, 2021, 2020 and 2019, approximately 168,000, 232,000 and 64,000 shares of common stock underlying outstanding securities related to out-of-the-money stock options and performance-based awards where milestones were not met were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

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

For awards with service conditions only, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. For awards with service and performance-based conditions, the Company recognizes stock-based compensation expense using the graded vesting method over the requisite service period. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes are recorded in the period in which the changes occur.

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

The Company recognizes and measures uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit at the largest amount that is more likely than not of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on an ongoing basis, when applicable. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, new information and technical insights, and changes in tax laws. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. Refer to “Note 15. Income Taxes” for further information related to the Tax Reform Act and its impact on the Company’s financial statements.  When applicable, the Company accrues for the effects of uncertain tax positions and the related potential penalties and interest through income tax expense.

Recently Adopted Accounting Pronouncements

Effective April 1, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) standard update ASU 2016-02 “Leases,” which requires lessees to identify arrangements that should be accounted for as leases. Under this guidance, for lease arrangements exceeding a one-year term, a right-of-use asset and lease obligation is recorded by the lessee for all leases on the balance sheet, whether operating or financing, while the statement of operations includes lease expense for operating leases and amortization and interest expense for financing leases. ASU 2016-02 was adopted using a modified retrospective approach for all leases existing at or entered into after the April 1, 2019. Additional information and disclosures required by this new standard are contained in “Note 11. Leases.”

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326).” This guidance will require financial instruments to be measured at amortized cost, and accounts receivables to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. ASU 2016-13 is effective for annual reporting periods beginning after December 31, 2019. This update did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).”  Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company adopted this standard in the first quarter of fiscal year 2021 and did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740).”   This amendment to the guidance on income taxes is intended to simplify the accounting for income taxes. The amendment eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendment also clarifies existing guidance related to the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. ASU 2019-12 will become effective for the Company in fiscal year 2022. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

No other new accounting pronouncements, issued or effective, during the period had, or are expected to have, a material impact on our consolidated financial statements.

Note 3. Acquisition

Acquisition of Breethe

The Company acquired Breethe, a Maryland corporation on April 24, 2020. Breethe is engaged in research and development of an ECMO system that we aim to complement and expand the Company’s product portfolio to more comprehensively serve the needs of patients whose lungs can no longer provide sufficient oxygenation, including patients suffering from cardiogenic shock, or respiratory failure. The Company acquired Breethe for $55.0 million in cash, with additional potential payouts up to a maximum of $55.0 million payable based on the achievement of certain technical, regulatory and commercial milestones.

Purchase Price Allocation

The acquisition of Breethe was accounted for as a business combination. The purchase price for the acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values.

The acquisition-date fair value of the consideration transferred is as follows:

Total Acquisition Date Fair Value (in thousands)
Cash and other considerations	$57,850
Contingent consideration	13,300
Total consideration transferred	$71,150

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the date of acquisition (in thousands):

Acquired assets:
Cash and cash equivalents	$3,404
Property and equipment	744
Goodwill	44,485
In-process research and development	27,000
Other assets acquired	895
Total assets acquired	76,528
Liabilities assumed:
Accounts payable and other liabilities	1,562
Deferred tax liabilities	3,816

Net assets acquired	$71,150

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The goodwill is not deductible for income tax purposes.

IPR&D from the acquisition of Breethe represents the estimated fair value of the Breethe ECMO technology which had not reached commercial technological feasibility nor had alternative future use at the time of the acquisition. During the third quarter of fiscal year 2021, upon receiving FDA 510(k) clearance of the OXY-1 System, in October 2020, the Company reclassified the IPR&D asset of $27 million from the acquisition of Breethe to a finite-lived developed technology intangible asset and began amortizing on a straight-line basis over an estimated useful life of 15 years (see Note 8). The Company believes the amount of purchased IPR&D assets represent fair value for these intangible assets as of the acquisition date.

Transaction costs such as legal, insurance and other costs related to the acquisition, aggregating approximately $0.9 million, have been expensed as incurred and are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

The Company’s consolidated financial statements include the operating results of Breethe from the acquisition date. Separate post-acquisition operating results and pro forma results of operations for this acquisition have not been presented as the effect is not material to the Company’s financial results.

Note 4. Revenue Recognition

The Company adopted Topic 606 on April 1, 2018, using the modified retrospective method for all revenue contracts not completed as of the date of adoption. The reported results for fiscal years 2021, 2020 and 2019 reflect the application of Topic 606 guidance.

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

The Company generates revenue primarily from the sale of Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella RP, Impella 5.5, Impella AIC and the OXY-1 System products and related accessories. The Company also earns revenue from preventative maintenance service contracts and maintenance calls.

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

Consistent with industry practice, the Company generally offers customers a limited right of return for its products. Product returns are typically not significant because returns are generally not allowed unless there are product order errors or the product is damaged at time of receipt. Customers typically have a limited time frame to notify the Company of any defective or non-conforming products. The Company’s limited warranty provision is accounted for using the cost accrual method and is recognized as expense when products are sold and is not considered a separate performance obligation.

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

Disaggregation of Revenue

Revenue is disaggregated from contracts between product revenue and service and other revenue and by geography, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. The Company generally sells its products and services through a direct sales force in the U.S. and Germany and through direct sales and distribution agreements in other international markets outside (e.g., Japan, Europe, Canada, Latin America, Asia-Pacific, Middle East).

The following table disaggregates the Company’s revenue by products and services:

	Fiscal Years Ended March 31,
	2021	2020	2019
	(in $000's)
Impella product revenue	$806,322	$806,824	$741,699
Service and other revenue	41,200	34,059	27,733
Total revenue	$847,522	$840,883	$769,432

The following table disaggregates the Company’s revenue by geographical location:

	Fiscal Years Ended March 31,
	2021	2020	2019
	(in $000's)
U.S.	$691,579	$705,409	$665,082
Europe	105,320	94,266	57,460
Japan	42,868	35,215	17,502
Other international	7,755	5,993	29,388
Total revenue	$847,522	$840,883	$769,432

Variable Consideration

Returns Reserve

The Company estimates an allowance for future sales returns based on historical return experience, which requires judgment. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized.  The Company estimates product return liabilities using the expected value method based on its historical sales information and other factors that it believes could significantly impact its expected returns, including product discontinuations, product recalls and expirations, of which it becomes aware. The Company’s cost of replacing defective products has not been material and is accounted for at the time of replacement. The Company’s returns reserve was not material as of March 31, 2021 and March 31, 2020.

Rebates and Discounts

The Company provides certain customers with rebates and discounts that are defined in the Company’s contract arrangements with customers and are recorded as a reduction of revenue in the period the related revenue is recognized, resulting in a reduction to revenue and the establishment of a liability, which are all included in accrued expenses in the accompanying consolidated balance sheet. Rebates normally result from performance-based offers that are primarily based on attaining contractually specified sales volumes as well as product usage.  Discounts are normally from early payment incentives. The Company estimates the amount of rebates and discounts based on an estimate of the third-party’s sales and the respective rebate or discount defined in the customer contractual arrangement. Revenue adjustments that relate to performance obligations satisfied in prior periods during the twelve months ended March 31, 2021 and 2020, were not material.

Contract Balances

Deferred Revenue

The Company’s deferred revenue balance was $24.3 million and $19.1 million as of March 31, 2021 and March 31, 2020, respectively. The deferred revenue balance is comprised of product shipments in which the Company recognizes revenue when the customer obtains control of the product, and preventative maintenance service contracts in which revenue is recognized ratably over the term of the service contract. During the fiscal year ended March 31, 2021, the Company recognized $19.0 million of revenue that was included in the deferred revenue balance as of March 31, 2020.  During the fiscal year ended March 31, 2020, the Company recognized $15.6 million of revenue that was included in the deferred revenue balance as of March 31, 2019.

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

Note 5. Financial Instruments

Cash Equivalents and Marketable Securities

The Company’s cash equivalents and marketable securities are invested in the following:

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
March 31, 2021:	(in $000's)
Money market funds	$124,297	$—	$—	$124,297
Repurchase agreements	33,000	—	—	33,000
Total cash equivalents	157,297	—	—	157,297

Short-term U.S. Treasury mutual fund securities	72,221	28	—	72,249
Short-term government-backed securities	128,668	13	(12)	128,669
Short-term corporate debt securities	104,253	581	(2)	104,832
Short-term commercial paper	45,237	1	(3)	45,235
Total short-term marketable securities	350,379	623	(17)	350,985

Long-term government-backed securities	225,231	190	(37)	225,384
Long-term corporate debt securities	38,091	630	(20)	38,701
Total long-term marketable securities	263,322	820	(57)	264,085

	$770,998	$1,443	$(74)	$772,367

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
March 31, 2020:	(in $000's)
Money market funds	$115,019	$—	$—	$115,019
Repurchase agreements	20,000	—	—	20,000
Total cash equivalents	135,019	—	—	135,019

Short-term U.S. Treasury securities	42,236	412	—	42,648
Short-term government-backed securities	67,594	401	—	67,995
Short-term corporate debt securities	107,290	94	(83)	107,301
Short-term commercial paper	32,757	74	—	32,831
Total short-term marketable securities	249,877	981	(83)	250,775

Long-term government-backed securities	90,911	153	—	91,064
Long-term corporate debt securities	116,110	851	(230)	116,731
Total long-term marketable securities	207,021	1,004	(230)	207,795

	$591,917	$1,985	$(313)	$593,589

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

The following table summarizes the terms of the cross-currency swap agreement as of March 31, 2021 (dollar amounts in thousands):

	Effective Date	Maturity	Fixed Rate	Aggregate Notional Amount (in $000's)
Pay EUR	October 15,	October 15,	2.75%	EUR 85,000
Receive U.S.$	2019	2024	4.64%	USD 93,457

The following table presents the fair value of the Company’s derivative instrument as follows:

		March 31, 2021	March 31, 2020
Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	(in $000's)
Cross-currency swap	(Long-term liabilities) other assets	$(4,298)	$3,786

The Company has structured its cross-currency swap agreement to be 100% effective and, as a result, there was no net impact to earnings resulting from hedge ineffectiveness. Changes in the fair value of the cross-currency swap are designated as a hedging instrument that effectively offsets the variability of cash flows are reported in accumulated other comprehensive income (loss). These amounts subsequently are reclassified into the consolidated income statement in the same period in which the related hedged item affects earnings. The change of fair value of the cross-currency swap during the fiscal year 2021 was solely due to the appreciation of the Euro against the U.S. dollar.

For the fiscal year 2021 and 2020, the Company recorded income related to the interest rate differential of the cross-currency swaps of $1.6 million and $0.8 million, respectively, in other income (expense), net, included in the consolidated statements of operations.

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

The components of contingent consideration liability are as follows:

	March 31, 2021	March 31, 2020
	(in $000's)
ECP	$10,306	$9,000
Breethe	14,400	—
	$24,706	$9,000

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

Key unobservable inputs include the discount rate used to present value the projected revenues and cash flows (ranging from 1.2% to 17%), the mean probability of achieving the various technical, regulatory and commercial milestones of 69% and projected revenues, which are based on the Company’s operational forecasts and long-range strategic plans.

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

Key unobservable inputs include the discount rates used to present value the projected revenues and cash flows (ranging from 1.4% to 2%), the probability of achieving the various technical, regulatory and commercial milestones (estimated to range from 25% to 75%) and projected revenues, which are based on the Company’s operational forecasts and long-range strategic plans.

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

The following table presents the Company’s fair value hierarchy for its financial instruments measured at fair value:

	Level 1	Level 2	Level 3	Total
March 31, 2021:	(in $000's)
Assets
Money market funds	$124,297	$—	$—	$124,297
Repurchase agreements	—	33,000	—	33,000
Short-term U.S. Treasury securities	—	72,249	—	72,249
Short-term government-backed securities	—	128,669	—	128,669
Short-term corporate debt securities	—	104,832	—	104,832
Short-term commercial paper	—	45,235	—	45,235
Long-term government-backed securities	—	225,384	—	225,384
Long-term corporate debt securities	—	38,701	—	38,701
Investment in Shockwave Medical	38,655	—	—	38,655
Liabilities
Cross currency swap agreement	—	4,298	—	4,298
Contingent consideration	—	—	24,706	24,706

	Level 1	Level 2	Level 3	Total
March 31, 2020:	(in $000's)
Assets
Money market funds	$115,019	$—	$—	$115,019
Repurchase agreements	—	20,000	—	20,000
Short-term U.S. Treasury securities	—	42,648	—	42,648
Short-term government-backed securities	—	67,995	—	67,995
Short-term corporate debt securities	—	107,301	—	107,301
Short-term commercial paper	—	32,831	—	32,831
Long-term government-backed securities	—	91,064	—	91,064
Long-term corporate debt securities	—	116,731	—	116,731
Cross currency swap agreement	—	3,786	—	3,786
Investment in Shockwave Medical	55,704	—	—	55,704
Liabilities
Contingent consideration	—	—	9,000	9,000

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

Level 3 Financial Liabilities

This contingent consideration liability is reported as Level 3 as the estimated fair value of the contingent consideration related to the acquisitions of ECP and Breethe require significant management judgment or estimation. Quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements are described above.

This contingent consideration liability is reported as Level 3 as the estimated fair value of the contingent consideration related to the acquisitions of ECP and Breethe require significant management judgment or estimation and is calculated as described above.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration:

	Fiscal Years Ended March 31,
	2021	2020	2019
	(in $000's)
Level 3 liabilities, beginning balance	$9,000	$9,575	$10,490
Additions	13,300	—	—
Payments	—	—	—
Change in fair value	2,406	(575)	(915)
Level 3 liabilities, ending balance	$24,706	$9,000	$9,575

The change in fair value of the contingent consideration was primarily due to the addition of contingent consideration related to the Breethe acquisition and the passage of time impact on fair value measurements.

Information About Uncertainty of Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of March 31, 2021 and 2020, the present value of expected payments related to the Company’s contingent consideration was $24.7 million and $9.0 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $70.0 million and $15.0 million, respectively.

Note 6. Accounts Receivable

The components of accounts receivable are as follows:

	March 31, 2021	March 31, 2020
	(in $000's)
Trade receivables	$97,953	$85,852
Allowance for doubtful accounts	(774)	(1,202)
	$97,179	$84,650

The following table summarizes activity in the allowance for doubtful accounts:

	Fiscal Years Ended March 31,
	2021	2020	2019
	(in $000's)
Balance at beginning of year	$1,202	$1,040	$320
Additions (recoveries)	(127)	487	720
Write-offs	(301)	(325)	—
Balance at end of year	$774	$1,202	$1,040

Note 7. Inventories

The components of inventories are as follows:

	March 31, 2021	March 31, 2020
	(in $000's)
Raw materials and supplies	$27,782	$31,411
Work-in-progress	$35,187	35,008
Finished goods	$18,090	23,669
	$81,059	$90,088

The Company’s inventories relate to its Impella® and OXY-1 System product platform. Finished goods and work-in-process inventories consist of direct material, labor and overhead.

Note 8. Property and Equipment

The components of property and equipment are as follows:

	March 31, 2021	March 31, 2020
	(in $000's)
Land	$10,875	$7,179
Building and building improvements	148,870	100,176
Leasehold improvements	439	14,546
Machinery and equipment	91,784	71,636
Furniture and fixtures	15,608	14,600
Construction in progress	10,906	15,075
Total cost	278,482	223,212
Less accumulated depreciation	(81,353)	(58,281)
	$197,129	$164,931

In March 2021, the Company acquired the building adjacent to its corporate headquarters that it had been leasing in Danvers, Massachusetts. The total acquisition cost for the land and building was approximately $17.5 million, with $3.4 million being recorded to land and $13.8 million being recorded to building and building improvements. In addition, the Company reclassified $11.0 million in leasehold improvements and $4.7 million in right-of-use assets and recorded a $0.5 million adjustment to remove the prior lease liability due to the termination of the lease agreement upon the property acquisition.

Depreciation expense related to property and equipment was $23.1 million, $20.1 million, and $13.9 million for the fiscal years ending March 31, 2021, 2020 and 2019, respectively.

Note 9. Goodwill, In-Process Research & Development and Other Assets

Goodwill

The carrying amount of goodwill as of March 31, 2021 and 2020 was $78.6 million and $32.0 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, in May 2005, ECP in July 2014 and Breethe in April 2020. The goodwill activity is as follows:

(in $000's)
Balance, March 31, 2019	$32,601
Foreign currency translation impact	(632)
Balance, March 31, 2020	$31,969
Breethe acquisition	44,485
Foreign currency translation impact	2,114
Balance, March 31, 2021	$78,568

The Company evaluates goodwill at least annually on October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on goodwill.

Other Intangible Assets, net

Other intangible assets consist of the following:

		March 31, 2021			March 31, 2020
	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
		(in $000's)
Finite-lived intangible assets
Developed technology	14.6	$27,000	$(750)	$26,250	—	—	—

Indefinite-lived intangible assets
In-process research and development		15,900	—	15,900	14,913	—	14,913
Total		$42,900	$(750)	$42,150	$14,913	—	$14,913

The Company’s finite-lived intangible asset represents developed technology associated with the estimated fair value of the OXY-1 System. Upon receiving FDA 510(k) clearance of the OXY-1 System in October 2020, the Company reclassified the IPR&D asset of $27.0 million during the quarter ended December 31, 2020 from the acquisition of Breethe (see Note 3) to finite-lived developed technology intangible assets and began amortizing the intangible asset on a straight-line basis over an estimated useful life of 15 years. The estimated fair value of developed technology was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flow estimates for the OXY-1 System were based on certain key assumptions, including estimates of future revenue and expenses, the stage of development of the technology at the acquisition date and the time and resources needed to complete development.

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

The Company evaluates the other intangible assets at least annually on October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on other intangible assets. The change in the indefinite-lived intangible assets balance for the fiscal year ended March 31, 2021 was related to foreign currency translation impact.

Note 10. Other Assets

The components of other assets are as follows:

	Fiscal Years Ended March 31,
	2021	2020
	(in $000's)
Investment in Shockwave Medical	$38,655	$55,704
Other investments	62,995	38,741
Operating lease right-of-use assets (Note 11)	6,109	11,760
Cross-currency swap (Note 5)	—	3,786
Other intangible assets and other assets	5,323	7,664
Total other assets	$113,082	$117,655

Investment in Shockwave Medical

In fiscal year 2019, the Company invested $25.0 million in Shockwave Medical, a publicly traded medical device company. During the fiscal year ended March 31, 2021, the Company sold approximately 1.4 million of its shares for cash proceeds of $67.9 million in which it realized a gain of $47.3 million. The fair value of this investment as of March 31, 2021 and 2020 was $38.7 million and $55.7 million. Amounts recorded in other income (expense) were gains of $50.8 million and $0.5 million for the years ended March 31, 2021 and 2020, respectively. The Company held 0.3 million shares of Shockwave Medical as of March 31, 2021.

Other Investments

The Company periodically makes investments in medical device companies that focus on heart failure and heart pumps and other medical device technologies. The carrying value of the Company’s portfolio of other investments and the changes in the balance were as follows:

	Fiscal Years Ended March 31,
	2021	2020
	(in $000's)
Beginning balance	$38,741	$24,584
Additions	26,104	19,599
Reclassification	(2,000)	-
Impairment	(800)	(750)
Change in fair value, net	950	(4,692)
Ending balance	$62,995	$38,741

Other Intangible Assets and Other Assets

The Company’s other intangible assets and other assets is comprised primarily of license manufacturing rights to certain technology from third parties and other long-term assets such as prepaid expenses.

Note 11. Leases

Lessee

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

The following table presents supplemental balance sheet information related to the Company’s operating leases:

	March 31, 2021	March 31, 2020
	(in $000's)
Assets
Operating lease right-of-use assets in other assets	$6,109	$11,760
Liabilities
Operating lease liabilities in other current liabilities	2,459	3,671
Operating lease liabilities in other long-term liabilities	3,657	8,549
Total operating lease liabilities	$6,116	$12,220

In March 2021, the Company acquired the building adjacent to its corporate headquarters that it had been leasing in Danvers, Massachusetts. The total acquisition cost for the land and building was approximately $17.5 million, with $3.4 million being recorded to land and $13.8 million being recorded to building and building improvements. In addition, the Company reclassified $11.0 million in leasehold improvements and $4.7 million in right-of-use assets and recorded a $0.5 million adjustment to remove the prior lease liability due to the termination of the lease agreement upon the property acquisition.

Expense charged to operations under operating leases was $4.1 million and $3.7 million during the fiscal years ended March 31, 2021 and 2020, respectively. Short-term lease expenses were not material.

Maturities of operating lease liabilities as of March 31, 2021 are as follows:

(in thousands, except lease term and discount rate)

Fiscal Years Ended March 31,
2022	$2,574
2023	1,404
2024	1,165
2025	617
2026	77
Thereafter	599
Total minimum lease payments	6,436
Less: imputed interest	(320)
Present value of operating lease liabilities	$6,116

Weighted average remaining lease term	4.02

Weighted average discount rate	1.96%

Lessor

In March 2021, as part of the $17.5 million purchase of a building located in Danvers, Massachusetts, we assumed existing leases with third parties for a portion of the building which are classified as operating leases. The leases have annual escalating payments and the latest expires in March 2025 in accordance with the terms and conditions of the existing agreement. For the year ended March 31, 2021, operating lease income was not material.

Note 12. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2021	March 31, 2020
	(in $000's)
Employee compensation	$40,954	$32,273
Research and development	6,983	5,749
Sales and income taxes	5,914	21,641
Marketing	3,674	1,705
Warranty	2,053	1,818
Professional, legal and accounting fees	1,957	6,880
Other	4,511	5,041
	$66,046	$75,107

Employee compensation consists primarily of accrued bonuses, accrued commissions and accrued employee benefits as of March 31, 2021 and 2020.

Note 13. Stockholders’ Equity

Class B Preferred Stock

The Company has authorized 1,000,000 shares of Class B Preferred Stock, $.01 par value, of which the board of directors can set the designation, rights and privileges. No shares of Class B Preferred Stock have been issued or are outstanding.

Stock Repurchase Program

In August 2019, the Company’s Board of Directors authorized a stock repurchase program for up to $200.0 million of shares of its common stock. Under this stock repurchase program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company is funding the stock repurchase program with its available cash and marketable securities. Through fiscal year 2021 and 2020, the Company has repurchased a total of 67,649 and 465,687 shares, respectively, at an aggregate cost of $11.3 million and $84.9 million, respectively. The remaining authorization under the stock repurchase program was $103.8 million as of March 31, 2021.

The following table provides stock repurchase activities:

	For the Year Ended March 31,
	2021	2020
Shares repurchased	67,649	465,687
Average price per share	$167.19	$182.27
Value of shares repurchased (in millions)	$11.3	$84.9

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), are as follows (in thousands):

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Derivative Instruments	Total
	(in $000's)
Balance, April 1, 2018	(3,597)	(607)	—	(4,204)
Other comprehensive (loss) income	(11,431)	946	—	(10,485)
Balance, March 31, 2019	(15,028)	339	—	(14,689)
Other comprehensive income (loss)	(1,832)	1,333	3,999	3,500
Balance, March 31, 2020	(16,860)	1,672	3,999	(11,189)
Other comprehensive (loss) income	2,142	(303)	(2,095)	(256)
Balance, March 31, 2021	$(14,718)	$1,369	$1,904	(11,445)

Note 14. Stock Award Plans and Stock-Based Compensation

Stock Award Plans

The Company grants stock options and restricted stock awards to employees and others. All outstanding stock options of the Company as of March 31, 2021 were granted with an exercise price equal to the fair market value on the date of grant. Outstanding stock options, if not exercised, expire 10 years from the date of grant.

2015 Stock Incentive Plan

The Company’s 2015 Amended and Restated Omnibus Incentive Plan (the “2015 Plan”) authorizes the grant of a variety of equity awards to the Company’s officers, directors, employees, consultants and advisers, including awards of unrestricted and restricted stock, restricted stock units, incentive and nonqualified stock options to purchase shares of common stock, performance share awards and stock appreciation rights. The 2015 Plan provides that options may only be granted at the current market value on the date of grant. Each share of stock issued pursuant to a stock option or stock appreciation right counts as one share against the maximum number of shares issuable under the 2015 Plan, while each share of stock issued pursuant to any other type of award counts as 1.8 shares against the maximum number of shares issuable under the 2015 Plan. The Company’s policy for issuing shares upon exercise of stock options or the vesting of its restricted stock awards and restricted stock units is to issue shares of common stock at the time of exercise or conversion. As of March 31, 2021, a total of approximately 3,334,890 shares were available for future issuance under the 2015 Plan.

Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s consolidated statements of operations:

	Fiscal Years Ended March 31,
	2021	2020	2019
	(in $000's)
Cost of revenue	$3,760	$2,641	$2,643
Research and development	6,941	5,534	9,312
Selling, general and administrative	36,305	31,606	42,539
	$47,006	$39,781	$54,494

The components of stock-based compensation were as follows:

	Fiscal Years Ended March 31,
	2021	2020	2019
	(in $000's)
Restricted stock units	$36,347	$28,895	$45,998
Stock options	8,982	9,006	7,445
Employee stock purchase plan	1,677	1,880	1,051
	$47,006	$39,781	$54,494

Stock Options

The following table summarizes stock option activity for the fiscal year ended March 31, 2021:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at beginning of period	869	$112.03	5.30
Granted	70	225.60
Exercised	(215)	42.16
Cancelled and expired	(13)	248.42
Outstanding at end of period	711	$141.87	5.46	$129,912
Exercisable at end of period	537	$104.55	4.51	$117,880
Options vested and expected to vest at end of period	711	$141.87	5.46	$129,912

Stock options generally vest and become exercisable annually over three years. The remaining unrecognized stock-based compensation expense for unvested stock option awards as of March 31, 2021 was approximately $8.9 million and the weighted-average period over which this cost will expected to be recognized is 1.6 years.

The aggregate intrinsic value of options exercised for fiscal years 2021, 2020 and 2019 was $54.9 million, $15.0 million and $174.0 million, respectively. The total cash received as a result of employee stock option exercises during the fiscal years ended March 31, 2021, 2020 and 2019 was approximately $9.1 million, $3.7 million and $12.9 million, respectively.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair values and weighted average assumptions used in the calculation of fair value of options granted were as follows:

	Fiscal Years Ended March 31,
	2021	2020	2019
Valuation assumptions:
Weighted average grant-date fair value	$77.82	$93.05	$141.47
Risk-free interest rate	0.32%	1.97%	2.91%
Expected option life (years)	4.22	4.14	4.04
Expected volatility	42.9%	42.3%	42.8%

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

Restricted Stock Units

The following table summarizes restricted stock unit activity for the fiscal year ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)
Restricted stock units at beginning of period	320	$263.92
Granted	230	254.78
Vested	(139)	227.32
Forfeited	(109)	266.57
Restricted stock units at end of period	301	$273.57

Restricted stock units generally vest annually over three years. The remaining unrecognized compensation expense for outstanding restricted stock units, including performance-based awards, as of March 31, 2021 was $51.9 million and the weighted-average period over which this cost will expected to be recognized is 1.8 years.

The weighted average grant-date fair value for restricted stock units granted during the fiscal years ended March 31, 2021, 2020 and 2019 was $254.78, $258.59 and $376.95 per share, respectively. The total fair value of restricted stock units vested in fiscal years 2021, 2020 and 2019 was $27.9 million, $99.3 million and $171.3 million, respectively.

Performance Awards

Restricted stock units include certain awards that vest subject to certain performance. The remaining unrecognized compensation expense for outstanding performance restricted stock units as of March 31, 2021 was $24.2 million and the weighted-average period over which this cost will be recognized is 1.8 years.

In November 2020, performance-based awards of restricted stock units for the potential issuance of up to 66,000 shares of common stock were issued to certain executive officers, which vest upon achievement of prescribed service milestones by the award recipients and the achievement of prescribed performance milestones by the Company.

In May 2020, performance-based awards of restricted stock units for the potential issuance of up to 62,000 shares of common stock were issued to certain executive officers and employees, which vest upon achievement of prescribed service milestones by the award recipients and the achievement of prescribed performance milestones by the Company.

In May 2019, performance-based awards of restricted stock units for the potential issuance of up to 196,580 shares of common stock were issued to certain executive officers and employees, which vest upon achievement of prescribed service milestones by the award recipients and the achievement of prescribed performance milestones by the Company. The Company did not meet the prescribed performance milestones in fiscal year 2020 and therefore no shares vested for these performance-based awards and the Company reversed all previously recorded stock stock-based compensation expense related to this award in the three months ended March 31, 2020.

In May 2018, performance-based awards of restricted stock units for the potential issuance of 114,000 shares of common stock were issued to certain executive officers and employees, which vest upon achievement of prescribed service milestones by the award recipients and performance milestones by the Company.  The Company met the prescribed performance milestones in fiscal year 2019 such that the remaining outstanding 22,000 shares of common stock as of March 31, 2021 will vest subject to service requirements for vesting for these employees and stock-based compensation expense is being recognized accordingly over the employee’s service term.

Market-Based Awards

In May 2020, the Company awarded certain executive officers and employees a total of up to 61,762 market-based restricted stock units. These restricted stock units will vest and result in the issuance of shares of common stock based on continuing employment and the relative ranking of the total shareholder return (“TSR”) of the Company’s common stock in relation to the TSR of 20 peer companies over a two-year and three-year performance period based on a comparison of average closing stock prices during the 20 trading days prior to the first day of the performance period, reinstated dividends during each performance period and the average closing stock prices during the final 20 trading days of each performance period. The actual number of market-based restricted stock units that may be earned can range from 0% to 200% of the target number of shares. Additionally, the payout percentage is further adjusted based on the Company’s performance relative to the constituents of the S&P 500 Index on the first day of the performance period that are still actively trading on the last day of each performance period.  The restricted stock units will vest following the end of the two-year and three-year performance period, respectively.

The Company used a Monte-Carlo simulation model to estimate the grant-date fair value of the TSR restricted stock units. The fair value related to these awards are recorded as compensation expense over the period from date of grant to May 2022 and May 2023, respectively, regardless of the actual TSR outcome reached.

The table below sets forth the assumptions used to value the awards and the estimated grant-date fair value:

Risk-free interest rate	0.2%
Expected volatility	35.5%
Dividend yield	—
Remaining performance period (years)	1.9 - 2.9
Estimated grant date fair value per share	$347.05 - $349.28
Target performance (number of shares)	30,881

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

Note 15. Income Taxes

The Company’s income tax provision was $62.7 million, $53.8 million and $4.3 million for fiscal years 2021, 2020 and 2019, respectively. The Company’s effective tax rate was 21.8%, 21.0% and 1.6% for fiscal years 2021, 2020 and 2019, respectively.

The components of the Company’s income tax provision are as follows:

	Fiscal Years Ended March 31,
	2021	2020	2019
		(in $000's)
Income before provision for income taxes:
United States	$249,204	$214,825	$223,340
Foreign	39,016	42,000	40,020
Income before income taxes	288,220	256,825	263,360

Current tax expense:
Federal	8,624	—	—
State	12,379	6,563	564
Foreign	12,312	14,300	11,525
	33,315	20,863	12,089
Deferred tax expense (benefit):
Federal	30,413	33,239	(7,153)
State	(2,382)	1,584	(1,503)
Foreign	1,349	(1,870)	911
	29,380	32,953	(7,745)
Total income tax provision	$62,695	$53,816	$4,344

The components of the Company’s net deferred taxes were as follows:

	March 31, 2021	March 31, 2020
	(in $000's)
Deferred tax assets
Net operating loss and tax credit carryforwards	$27,893	$50,604
Stock-based compensation	13,790	13,607
Nondeductible reserves and accruals	12,097	9,570
Foreign net operating loss carryforwards	6,856	6,778
Deferred revenue	5,522	4,404
Depreciation and amortization	51	114
Other, net	312	949
	$66,521	$86,026
Deferred tax liabilities
Goodwill	(7,897)	(7,843)
In-process research and development	(12,496)	(4,564)
Depreciation	(11,747)	(9,211)
Basis differences on other investments	(7,766)	(6,124)
Domestic deferred tax liability on foreign net operating loss carryforwards	(415)	(584)
	(40,321)	(28,326)

Net deferred tax assets	26,200	57,700
Valuation allowance	(15,667)	(15,170)
Net deferred tax assets	$10,533	$42,530

Reported as:
Deferred tax assets	$11,380	$43,336
Deferred tax liabilities	(847)	(806)
Net deferred tax assets	$10,533	$42,530

The significant differences between the statutory and effective income tax rate consist of the following items:

	Fiscal Years Ended March 31,
	2021	2020	2019
Statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Credits	(6.0)	(10.8)	(1.5)
Rate differential on foreign operations	4.1	3.2	0.2
Excess tax benefits from stock-based awards	(3.3)	(5.2)	(24.1)
State taxes, net	3.2	3.1	0.1
Permanent differences	2.4	5.0	1.8
Change in valuation allowance	0.3	5.3	(0.4)
Foreign taxes	—	—	4.1
Other	0.1	(0.6)	0.4
Effective tax rate	21.8%	21.0%	1.6%

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluates all available positive and negative evidence, and weights the evidence based on its objectivity.

As of March 31, 2021 and 2020, respectively, the Company maintained a valuation allowance of $15.7 million and $15.2 million for deferred tax assets primarily related to foreign tax credits that are expected not to be utilizable in the foreign branch basket. Based on the review of all available evidence, the Company recorded a valuation allowance to reduce these deferred tax assets to the amount that is more likely than not to be realizable as of March 31, 2021 and 2020.

Changes in the valuation allowance for deferred tax assets were as follows:

	Fiscal Years Ended March 31,
	2021	2020	2019
	(in $000's)
Balance at beginning of year	$15,170	$1,302	$1,652
Increase	497	13,868	—
Decrease	—	—	(350)
Balance at end of year	$15,667	$15,170	$1,302

ASU 2016-09 requires excess tax benefits and shortfalls to be recognized in the income tax provision as discrete items in the period when restricted stock units vest or stock option exercises occur, whereas previously such income tax effects were recorded as part of additional paid-in capital only when the related tax deduction resulted in a reduction of current income taxes payable. The Company recognized excess tax benefits associated with stock-based awards of $12.1 million, $14.8 million and $69.3 million as an income tax benefit for fiscal years 2021, 2020 and 2019, respectively. The amount of future excess tax benefits or shortfalls will likely fluctuate from period to period based on the price of the Company’s stock, the number of restricted stock units that vest or stock options that are exercised, and the fair value assigned to such stock-based awards under U.S. GAAP.

As of March 31, 2021, the Company had foreign net-operating losses (“NOLs”) of approximately $27.2 million. As of March 31, 2021, the Company had foreign tax credits of $13.8 million which expire in varying years from fiscal year 2029 through fiscal year 2031. In addition, as of March 31, 2021, the Company had federal and state research and development credit carryforwards of approximately $0.4 million and $12.8 million, respectively, which expire in varying years from fiscal year 2022 through fiscal year 2041.

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

As of March 31, 2021 and 2020, the Company has no material uncertain tax positions, and no interest and penalties on uncertain tax positions were recognized during fiscal years 2021, 2020 and 2019, respectively. The Company is subject to the examination of its income tax returns by the IRS and other tax authorities. The outcome of these audits cannot be predicted with certainty. The Company’s management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the Company’s provision for income taxes. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. The Company’s most recent completed income tax audits were in the U.S. relating to fiscal year 2016 and in Germany, which covered fiscal years 2012 through 2015. These tax audits did not materially impact the Company’s financial statements. In October 2020, the Company was notified by the German tax authorities that they will be conducting an income tax audit on Abiomed Europe GmbH and ECP for fiscal years 2016 through 2019 beginning in January 2021. All other tax years remain subject to examination by the IRS, state and foreign tax authorities.

Note 16. Commitments and Contingencies

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

In September 2016, Maquet filed a response to the Company’s suit in D. Mass., including various counterclaims alleging that the Company’s Impella 2.5®, Impella CP®, Impella 5.0®, and Impella RP® heart pumps infringe certain claims of the three original issued U.S. patents (“2016 Action”). In July 2017, the Court granted a motion to add three of the four additional continuation patents to the 2016 Action.  In April 2018, the Court conducted a Markman hearing on claim interpretation. On September 7, 2018, the judge issued a Memorandum and Order on Claim Construction, where he interpreted the disputed claim terms in the case.  Maquet then filed a motion for reconsideration of the Court’s construction of one of the disputed claim terms. The motion was denied on May 22, 2019. As a result of the Court’s denial, only one of the six originally asserted patents is in dispute. The Company filed a motion for summary judgement (the “MSJ”) for the remaining patent on September 18, 2019 (non-infringement) and April 13, 2020 (invalidity). The parties argued the MSJ for non-infringement on November 19, 2019, the MSJ for invalidity on August 20, 2020 and are waiting for Court’s resolution.  The Court has not set a date for trial.  The only remaining patent asserted in this case expired on September 1, 2020.

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

On June 29, 2020, the Court issued an order consolidating the two cases and appointed Local 705 International Brotherhood of Teamsters Pension Fund as the lead plaintiff and the Labaton Sucharow firm as lead counsel.  On September 17, 2020, the lead plaintiff filed an amended complaint in which it proposed a new class period of May 3, 2018 to July 31, 2019.  As prescribed by a scheduling order, the Company filed a motion to dismiss on November 16, 2020, lead plaintiff filed its opposition to that motion on January 15, 2021, and the Company filed its reply on February 24, 2021.

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

Note 17. Segment and Enterprise Wide Disclosures

The Company operates in one business segment—the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. International sales (sales outside the U.S. and primarily in Europe) accounted for 18%, 16% and 14% of total revenue during the fiscal years ended March 31, 2021, 2020 and 2019, respectively. As of March 31, 2021 and 2020, most of the Company’s long-lived assets are located in the U.S. except for $56.4 million and $46.7 million as of March 31, 2021 and 2020, respectively, which are located primarily in Germany.

Note 18. Quarterly Results of Operation (Unaudited)

The following is a summary of the Company’s unaudited quarterly results of operations:

	Fiscal Year Ended March 31, 2021
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
	(in $000's)
Revenue	$164,850	$209,764	$231,663	$241,246	$847,522
Cost of revenue	35,983	38,736	41,110	46,078	161,907
Other operating expenses	94,801	109,692	119,202	132,364	456,058
Other income (1)	27,010	11,579	9,384	10,690	58,663
Income before income taxes	61,076	72,915	80,735	73,494	288,220
Income tax provision (2)	16,488	10,702	18,867	16,638	62,695
Net income	$44,588	$62,213	$61,868	$56,856	$225,525
Basic net income per share	$0.99	$1.38	$1.37	$1.26	$5.00
Diluted net income per share	$0.98	$1.36	$1.35	$1.24	$4.94

	Fiscal Year Ended March 31, 2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
	(in $000's)
Revenue	$207,666	$204,974	$221,584	$206,658	$840,883
Cost of revenue	37,073	34,867	39,996	39,369	151,305
Other operating expenses	109,868	109,925	111,329	109,237	440,359
Other income (expense) (1)	42,413	(42,824)	26,757	(18,739)	7,606
Income before income taxes	103,138	17,358	97,016	39,313	256,825
Income tax provision (2)	14,215	4,287	27,799	7,515	53,816
Net income	$88,923	$13,071	$69,217	$31,798	$203,009
Basic net income per share	$1.97	$0.29	$1.53	$0.71	$4.49
Diluted net income per share	$1.93	$0.28	$1.51	$0.70	$4.43

(1)

In fiscal year 2019, the Company invested $25.0 million in medical device company Shockwave Medical. The fair value of this investment as of March 31, 2021 was $38.7 million. The Company recognized a pre-tax gain of $50.8 million for the year ended March 31, 2021 and a pre-tax loss of $0.5 million for the year ended March 31, 2020 in other income (expense), net.

(2)

The income tax provision for the years ended March 31, 2021 and 2020 included excess tax benefits of $12.1 million and $14.8 million, respectively. These recognized excess tax benefits resulted from restricted stock units that vested or stock options that were exercised during the years ended March 31, 2021 and 2020.