Form 10-Q
period 2021-06-30
ABIOMED INC
filed 2021-08-05
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, 45,380,233 shares of the registrant’s common stock, $.01 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	June 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$175,454	$232,710
Short-term marketable securities	347,577	350,985
Accounts receivable, net	88,645	97,179
Inventories	83,661	81,059
Prepaid expenses and other current assets	34,536	26,032
Total current assets	729,873	787,965
Long-term marketable securities	281,776	264,085
Property and equipment, net	198,234	197,129
Goodwill	79,006	78,568
Other intangibles, net	41,904	42,150
Deferred tax assets	4,958	11,380
Other assets	122,643	113,082
Total assets	$1,458,394	$1,494,359
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	29,807	$34,842
Accrued expenses	56,462	66,046
Deferred revenue	24,094	24,322
Other current liabilities	2,760	3,759
Total current liabilities	113,123	128,969
Other long-term liabilities	11,314	10,162
Contingent consideration	25,577	24,706
Deferred tax liabilities	858	847
Total liabilities	150,872	164,684
Commitments and contingencies (Note 16)
Stockholders' equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	454	453
Authorized - 100,000,000 shares; Issued 48,070,443 shares as of June 30, 2021 and 47,929,402 shares as of March 31, 2021
Outstanding 45,377,715 shares as of June 30, 2021 and 45,270,948 shares as of March 31, 2021
Additional paid in capital	815,416	800,690
Retained earnings	801,482	828,007
Treasury stock at cost 2,692,728 shares as of June 30, 2021 and 2,658,454 shares as of March 31, 2021	(297,619)	(288,030)
Accumulated other comprehensive loss	(12,211)	(11,445)
Total stockholders' equity	1,307,522	1,329,675
Total liabilities and stockholders' equity	$1,458,394	$1,494,359

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	For the Three Months Ended June 30,
	2021	2020
Revenue	$252,585	$164,850
Costs and expenses:
Cost of revenue	45,188	35,983
Research and development	37,708	26,357
Selling, general and administrative	103,484	68,444
Acquired in-process research and development	115,490	—
	301,870	130,784
(Loss) income from operations	(49,285)	34,066
Other income:
Investment income, net	1,050	2,397
Other income, net	38,885	24,613
	39,935	27,010
(Loss) income before income taxes	(9,350)	61,076
Income tax provision	17,175	16,488
Net (loss) income	$(26,525)	$44,588

Net (loss) income per share - basic	$(0.59)	$0.99
Weighted average shares outstanding - basic	45,311	45,010

Net (loss) income per share - diluted	$(0.59)	$0.98
Weighted average shares outstanding - diluted	45,311	45,549

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(in thousands)

	For the Three Months Ended June 30,
	2021	2020
Net (loss) income	$(26,525)	$44,588
Other comprehensive (loss) income:
Foreign currency translation gains	83	1,360
Unrealized losses on derivative instrument	(217)	(461)
Net unrealized (losses) gains on marketable securities	(632)	1,755
Other comprehensive (loss) income	(766)	2,654

Comprehensive (loss) income	$(27,291)	$47,242

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, March 31, 2021	45,270,948	$453	2,658,454	$(288,030)	$800,690	$828,007	$(11,445)	$1,329,675
Restricted stock units issued	85,284	1	—	—	(1)	—	—	—
Stock options exercised	55,757	1	—	—	2,119	—	—	2,120
Return of common stock to pay withholding taxes on restricted stock	(34,274)	(1)	34,274	(9,589)	—	—	—	(9,590)
Stock compensation expense	—	—	—	—	12,608	—	—	12,608
Other comprehensive (loss) income	—	—	—	—	—	—	(766)	(766)
Net loss	—	—	—	—	—	(26,525)	—	(26,525)
Balance, June 30, 2021	45,377,715	$454	2,692,728	$(297,619)	$815,416	$801,482	$(12,211)	$1,307,522

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, March 31, 2020	45,008,687	$450	2,533,374	$(265,411)	$739,133	$602,482	$(11,189)	$1,065,466
Restricted stock units issued	124,749	1	—	—	(1)	—	—	—
Stock options exercised	31,488	—	—	—	1,010	—	—	1,010
Return of common stock to pay withholding taxes on restricted stock	(52,515)	—	52,515	(9,857)	—	—	—	(9,857)
Stock compensation expense	—	—	—	—	9,298	—	—	9,298
Stock repurchase program	(67,649)	(1)	67,649	(11,309)	—	—	—	(11,310)
Other comprehensive income	—	—	—	—	—	—	2,654	2,654
Net income	—	—	—	—	—	44,588	—	44,588
Balance, June 30, 2020	45,044,760	$450	2,653,538	$(286,577)	$749,440	$647,070	$(8,535)	$1,101,848

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended June 30,
	2021	2020
Operating activities:
Net (loss) income	$(26,525)	$44,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,907	5,480
Acquired in-process research & development	115,490	—
Bad debt recoveries	(59)	(277)
Stock-based compensation	12,608	9,298
Write-down of inventory and other	3,508	1,717
Accretion on marketable securities	918	94
Change in fair value of other investments	(17,648)	(23,823)
Gain on previously held interest in preCARDIA	(20,980)	—
Deferred tax provision	6,299	12,946
Change in fair value of contingent consideration	871	801
Other non-cash operating activities	751	970
Changes in assets and liabilities:
Accounts receivable	8,763	3,014
Inventories	(5,770)	(211)
Prepaid expenses and other assets	(8,697)	485
Accounts payable	(4,762)	(4,458)
Accrued expenses and other liabilities	(16,037)	(19,584)
Deferred revenue	(278)	719
Net cash provided by operating activities	55,359	31,759
Investing activities:
Purchases of marketable securities	(139,021)	(62,066)
Proceeds from the sale and maturity of marketable securities and other	123,823	139,813
Purchases of other investments and intangible assets	(3,866)	(2,000)
Acquisition of preCARDIA, net of cash acquired	(82,821)	—
Acquisition of Breethe, net of cash acquired	—	(51,947)
Purchases of property and equipment	(7,170)	(10,044)
Net cash (used for) provided by investing activities	(109,055)	13,756
Financing activities:
Proceeds from the exercise of stock options	2,120	1,010
Taxes paid related to net share settlement upon vesting of stock awards	(9,590)	(9,857)
Repurchase of common stock	—	(11,310)
Net cash used for financing activities	(7,470)	(20,157)
Effect of exchange rate changes on cash and cash equivalents	3,910	(2,872)
Net (decrease) increase in cash and cash equivalents	(57,256)	22,486
Cash and cash equivalents at beginning of period	232,710	192,341
Cash and cash equivalents at end of period	$175,454	$214,827

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14,998	$2,831
Supplemental disclosure of non-cash activities:
Contingent consideration related to the acquisition of Breethe	—	13,900
Property and equipment in accounts payable and accrued expenses	1,014	2,044
Right-of-use assets obtained in exchange for lease liabilities	283	804

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

Note 1. Nature of Business

ABIOMED, Inc. (the “Company” or “ABIOMED”) is a provider of medical devices that provide circulatory support and oxygenation. Our products are designed to enable the heart to rest by improving blood flow and/or provide sufficient oxygenation to those in respiratory failure. Our products are designed to enable the heart to rest by improving blood flow and/or provide sufficient oxygenation to those in respiratory failure. The Company develops, manufactures and markets proprietary products that are designed to enable the heart to rest, heal and recover by improving blood flow and/or performing the pumping function of the heart. The Company’s products are used in the cardiac catheterization lab, or cath lab, by interventional cardiologists and in the heart surgery suite by cardiac surgeons for patients who are in need of hemodynamic support prophylactically or emergently before, during or after angioplasty or heart surgery procedures.

Note 2. Basis of Preparation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 that has been filed with the SEC.

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

There have been no changes in the Company’s significant accounting policies for the three months ended June 30, 2021 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 that has been filed with the SEC.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates.

Certain prior period amounts within the notes to the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

While the COVID-19 pandemic remains fluid and continues to evolve differently across various geographies, the Company believes it is likely to continue to experience variable impacts on its business. Hospitals are generally managing the pandemic better currently than they have in the earlier part of the pandemic due to more testing, improved protocols, more experience with the effects of COVID-19 and a greater number of vaccinated caregivers. During these challenging times, the Company’s priorities have been to support its clinician partners, protect the well-being of its employees and maintain continuous access to its life-saving technologies while offering front-line in-hospital support. The Company has established onsite COVID-19 testing and vaccination for its employees in both Danvers, Massachusetts and Aachen, Germany, set up temperature-taking stations, administered thousands of COVID-19 tests to date and provided personal protective equipment for its employees in order to maintain a safe working environment.

The Company’s proactive testing program has reduced exposure with early detection, reduced employee anxiety and enabled its manufacturing facilities to operate at full capacity in line with local social distancing requirements. The Company also took proactive actions in order to mitigate the business impact of COVID-19 on its financial operations and it continues to monitor closely in order the business impact of COVID-19. Despite the ongoing challenges posed by COVID-19, including the recent global resurgence, the Company continues to invest strategically in engineering, regulatory, clinical trials and manufacturing in order to support its future growth initiatives and sales and marketing activities, with a particular focus on training and education initiatives to drive utilization of its products and recovery awareness for acute heart failure patients.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Simplifying the Accounting for Income Taxes (ASC 740). The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intra-period tax allocation exception to the incremental approach, ownership changes in investments, changes from a subsidiary to an equity method investment, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. This guidance is effective for the Company for annual and interim periods beginning after December 31, 2020; however, early adoption is permitted. The Company adopted this standard as of April 1, 2021 on a prospective basis. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815),” an amendment clarifying the interaction between accounting standards related to equity securities, equity method investments, and certain derivative instruments. The guidance is effective for fiscal years beginning after December 15, 2020. The Company adopted this standard as of April 1, 2021 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Effective

No other new accounting pronouncements, issued or effective, during the period had, or are expected to have, a material impact on our condensed consolidated financial statements.

Note 3. Acquisitions

Acquisition of preCARDIA, Inc.

The Company acquired 100% interest in preCARDIA on May 28, 2021. preCARDIA is a developer of a proprietary catheter and controller that is expected to complement the Company’s product portfolio to expand options for patients with acute decompensated heart failure (“ADHF”). The preCARDIA system is uniquely designed to rapidly treat ADHF-related volume overload by effectively reducing cardiac filling pressures and promoting decongestion to improve overall cardiac and renal function. The Company determined that substantially all of the fair value was concentrated in the acquired in-process research and development asset in accordance with ASC 805 Business Combinations. As such, the acquisition was accounted for as an asset acquisition.

The Company acquired preCARDIA for a purchase price of $115.2 million, with a potential payout of $5 million payable based on achievement of a commercial milestone. The purchase price included cash consideration of $82.8 million for the remaining interest in preCARDIA, paid to the selling shareholders and for transaction costs associated with the acquisition and $32.4 million representing the Company’s previously owned minority interest in preCARDIA. The Company recognized a gain of $21.0 million related to its previously owned minority interest in preCARDIA, within the condensed consolidated statement of operations for the three months ended June 30, 2021.

In connection with the acquisition, the Company acquired net assets of $115.2 million, which included $115.5 million related to the fair value of the in-process research and development asset and $0.3 million for net liabilities assumed. Since the acquired technology platform is pre-commercial and has not reached technical feasibility, the cost of the in-process research and development asset was expensed, resulting in a charge of $115.5 million to the condensed consolidated statement of operations for the three months ended June 30, 2021.

Acquisition of Breethe, Inc.

The Company acquired Breethe, Inc. (“Breethe”), a Maryland corporation, on April 24, 2020. Breethe is engaged in research and development of a novel extracorporeal membrane oxygenation (“ECMO”) system that will complement and expand its product portfolio to more comprehensively serve the needs of patients whose lungs can no longer provide sufficient oxygenation, including patients suffering from cardiogenic shock, or respiratory failure, such as ARDS, H1N1, or COVID-19. The Company acquired Breethe for $55.0 million in cash, with additional potential payouts up to a maximum of $55.0 million payable based on the achievement of certain technical, regulatory and commercial milestones.

Purchase Price Allocation

The acquisition was accounted for as a business combination. The purchase price for the acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values and was finalized in the year ended March 31, 2021.

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

Note 4. Net (Loss) Income Per Share

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

For purposes of the diluted net loss per share calculation, potential dilutive securities are excluded from the calculation if their effect would be anti-dilutive. As such, basic and diluted net loss per share are the same for periods with a net loss.

The following tables illustrate the determination of basic and diluted net (loss) income per share for each period presented three months ended June 30, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended June 30,
	2021	2020
Net (loss) income	$(26,525)	$44,588

Weighted average shares – basic	45,311	45,010

Net (loss) income per share – basic	$(0.59)	$0.99

	For the Three Months Ended June 30,
	2021	2020
Net (loss) income	$(26,525)	44,588

Weighted average shares – basic	45,311	45,010
Effect of dilutive securities	—	539
Weighted average shares – diluted	45,311	45,549

Net (loss) income per share – diluted	$(0.59)	$0.98

Share-based compensation awards of approximately 1.1 million and 0.2 million shares were outstanding for the three months ended June 30, 2021 and 2020, respectively, but were not included in the computation of diluted net (loss) income per share because the effect of including such shares would have been anti-dilutive or such shares are contingently issuable upon meeting performance criteria in the periods presented.

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

The following table disaggregates the Company’s revenue by products and services:

	For the Three Months Ended June 30,
	2021	2020
	(in $000's)
Product revenue	$241,474	$155,417
Service and other revenue	11,111	9,433
Total revenue	$252,585	$164,850

The following table disaggregates the Company’s revenue by geographical location:

	For the Three Months Ended June 30,
	2021	2020
	(in $000's)
U.S.	$207,143	$134,725
Europe	32,237	19,658
Japan	11,284	8,985
Other international	1,921	1,482
Total revenue	$252,585	$164,850

Variable Consideration

Returns Reserve

The Company estimates an allowance for future sales returns based on historical return experience, which requires judgment. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized.  The Company estimates product return liabilities using the expected value method based on its historical sales information and other factors that it believes could significantly impact its expected returns, including product discontinuations, product recalls and expirations, of which it becomes aware. The Company’s cost of replacing defective products has not been material and is accounted for at the time of replacement. The Company’s returns reserve during the three months ended June 30, 2021 and 2020, was not material.

Rebates and Discounts

The Company provides certain customers with rebates and discounts that are defined in the Company’s contract arrangements with customers and are recorded as a reduction of revenue in the period the related revenue is recognized, resulting in a reduction to revenue and the establishment of a liability, which are all included in accrued expenses in the accompanying consolidated balance sheet. Rebates normally result from performance-based offers that are primarily based on attaining contractually specified sales volumes as well as product usage.  Discounts are normally from early payment incentives. The Company estimates the amount of rebates and discounts based on an estimate of the third-party’s sales and the respective rebate or discount defined in the customer contractual arrangement. Revenue adjustments that relate to performance obligations satisfied in prior periods during the three months ended June 30, 2021 and 2020, were not material.

Contract Balances

Deferred Revenue

The Company’s deferred revenue balance was $24.1 million and $24.3 million as of June 30, 2021 and March 31, 2021 respectively. The deferred revenue balance is due to the timing of product shipment and completion of recognizing revenue when the customer obtains control of the product, and additional preventative maintenance service contracts and the subsequent recognition of the contract ratably over the term of the service contract. For each of the three months ended June 30, 2021 and 2020, the Company recognized $9.2 million of revenue that was included in the deferred revenue balance as of March 31, 2021 and 2020, respectively.

Note 6. Financial Instruments

Cash Equivalents, Marketable Securities

The Company’s cash equivalents and marketable securities at June 30, 2021 and March 31, 2021 are invested in the following:

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
June 30, 2021	(in $000's)
Money market funds	$45,996	$—	$—	$45,996
Repurchase agreements	47,000	—	—	47,000
Total cash equivalents	92,996	—	—	92,996

Short-term U.S. Treasury mutual fund securities	110,826	12	(9)	110,829
Short-term government-backed securities	89,954	15	(5)	89,964
Short-term corporate debt securities	101,488	320	(5)	101,803
Short-term commercial paper	44,986	1	(6)	44,981
Total short-term marketable securities	347,254	348	(25)	347,577

Long-term U.S. Treasury mutual fund securities	20,402	—	(9)	20,393
Long-term government-backed securities	224,785	110	(141)	224,754
Long-term corporate debt securities	36,178	481	(30)	36,629
Total long-term marketable securities	281,365	591	(180)	281,776

	$721,615	$939	$(205)	$722,349

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
March 31, 2021:	(in $000's)
Money market funds	$124,297	$—	$—	$124,297
Repurchase agreements	33,000	—	—	33,000
Total cash equivalents	157,297	—	—	157,297

Short-term U.S. Treasury mutual fund securities	72,221	28	—	72,249
Short-term government-backed securities	128,668	13	(12)	128,669
Short-term corporate debt securities	104,253	581	(2)	104,832
Short-term commercial paper	45,237	1	(3)	45,235
Total short-term marketable securities	350,379	623	(17)	350,985

Long-term government-backed securities	225,231	190	(37)	225,384
Long-term corporate debt securities	38,091	630	(20)	38,701
Total long-term marketable securities	263,322	820	(57)	264,085

	770,998	1,443	(74)	772,367

Gross realized gains and losses on sales of our marketable securities were not material for the three months ended June 30, 2021 and 2020.

Derivative Instruments

In October 2019, the Company entered into an intercompany agreement in which it loaned 85.0 million Euro to Abiomed Europe GMBH, its German subsidiary.  In conjunction with this intercompany loan agreement, the Company entered into a cross-currency swap agreement to convert a notional amount of 85.0 million Euro equivalent to $93.5 million denominated intercompany loan into U.S. dollars. The objective of this cross-currency swap is to hedge the variability of cash flows related to the forecasted interest and principal payments on the Euro denominated fixed rate loan against changes in the exchange rate between the U.S. dollar and the Euro. Under the terms of this cross-currency swap contract, which has been designated as a cash flow hedge, the Company will make interest payments in Euro and receive interest in U.S. dollars. Upon the maturity of this contract, the Company will pay the principal amount of the loan in Euro and receive U.S. dollars from the counterparty. The cross-currency swap is carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in accumulated other comprehensive (loss) income.

The Company does not enter into derivative instruments for any purpose other than cash flow hedging.

The following table summarizes the terms of the cross-currency swap agreement as of June 30, 2021 (dollar amounts in thousands):

	Effective Date	Maturity	Fixed Rate	Aggregate Notional Amount (in $000's)
Pay EUR	October 15,	October 15,	2.75%	EUR 85,000
Receive U.S.$	2019	2024	4.64%	USD 93,457

The following table presents the fair value of the Company’s derivative instrument as of June 30, 2021:

Derivatives designated as hedging instruments under ASC 815	Balance Sheet classification	June 30, 2021	March 31, 2021
Cross-currency swap	Other long-term liabilities	$5,559	$4,298

The Company has structured its cross-currency swap agreement to be 100% effective and, as a result, there was no net impact to earnings resulting from hedge ineffectiveness. Changes in the fair value of the cross-currency swap are designated as a hedging instrument that effectively offsets the variability of cash flows are reported in accumulated other comprehensive (loss) income. These amounts subsequently are reclassified into the consolidated statements of operations in the same period in which the related hedged item affects earnings. The change of fair value of the cross-currency swap during the first quarter of fiscal year 2022 was mainly due to the fluctuations of the Euro to the U.S. dollar exchange rates.

For both the three months ended June 30, 2021 and 2020, the Company recorded income related to the interest rate differential of the cross-currency swap of $0.4 million, in other income, included in the condensed consolidated statements of operations.

Contingent Consideration

Contingent consideration represents potential milestones that the Company may pay as additional consideration related to acquired businesses. The Company has contingent consideration potentially payable related to the acquisition of ECP Entwicklungsgesellschaft mbH (“ECP”) in July 2014 and the acquisition of Breethe in April 2020. The fair value of the contingent consideration at each reporting date is updated by reflecting the changes in fair value reflected within research and development expenses in the Company’s consolidated statements of operations. Significant increases or decreases in any valuation assumptions, including probabilities of success or changes in expected timelines for achievement of any of these milestones, could result in a significantly higher or lower fair value of the contingent consideration liability. There is no assurance that any of the conditions for the milestone payments will be met.

The components of contingent consideration liability are as follows:

	June 30, 2021	March 31, 2021
	(in $000's)
ECP	$10,677	$10,306
Breethe	14,900	14,400
	$25,577	$24,706

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

Key unobservable inputs include the discount rate used to present value the projected revenues and cash flows (ranging from 1% to 16%), the probability of achieving the various technical, regulatory and commercial milestones (estimated to be 71%) and projected revenues, which are based on the Company’s most recent internal operational budgets and long-range strategic plans.

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

Key unobservable inputs include the discount rates used to present value the projected revenues and cash flows (ranging from 1% to 16%), the probability of achieving the various technical, regulatory and commercial milestones (estimated to range from 25% to 75%) and projected revenues, which are based on the Company’s most recent internal operational budgets and long-range strategic plans.

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

The following tables present the Company’s fair value hierarchy for its financial instruments measured at fair value:

	Level 1	Level 2	Level 3	Total
June 30, 2021	(in $000's)
Assets
Money market funds	$45,996	$—	$—	$45,996
Repurchase agreements	—	47,000	—	47,000
Short-term U.S. Treasury mutual fund securities	—	110,829	—	110,829
Short-term government-backed securities	—	89,964	—	89,964
Short-term corporate debt securities	—	101,803	—	101,803
Short-term commercial paper	—	44,981	—	44,981
Long-term U.S. Treasury mutual fund securities	—	20,393	—	20,393
Long-term government-backed securities	—	224,754	—	224,754
Long-term corporate debt securities	—	36,629	—	36,629
Investment in Shockwave Medical	56,303	—	—	56,303
Liabilities
Contingent consideration	—	—	25,577	25,577
Cross-currency swap agreement	—	5,559	—	5,559

	Level 1	Level 2	Level 3	Total
March 31, 2021	(in $000's)
Assets
Money market funds	$124,297	$—	$—	$124,297
Repurchase agreements	—	33,000	—	33,000
Short-term U.S. Treasury mutual fund securities	—	72,249	—	72,249
Short-term government-backed securities	—	128,669	—	128,669
Short-term corporate debt securities	—	104,832	—	104,832
Short-term commercial paper	—	45,235	—	45,235
Long-term government-backed securities	—	225,384	—	225,384
Long-term corporate debt securities	—	38,701	—	38,701
Investment in Shockwave Medical	38,655	—	—	38,655
Liabilities
Cross currency swap agreement	—	4,298	—	4,298
Contingent consideration	—	—	24,706	24,706

The Company has determined that the estimated fair value of its money market funds and its investment in Shockwave Medical, a publicly traded medical device company, are reported as Level 1 financial assets as they are valued at quoted market prices in active markets. The investment in Shockwave Medical is classified within other assets in the consolidated balance sheets.

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

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the three months ended June 30, 2021:

(in $000's)
Balance, March 31, 2021	$24,706
Additions	—
Change in fair value	871
Balance, June 30, 2021	$25,577

The change in fair value of the contingent consideration was primarily due to estimates related to development timelines and the passage of time on the fair value measurement of milestones.

Information About Uncertainty of Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of June 30, 2021 and March 31, 2021, the present value of expected payments related to the Company’s contingent consideration was $25.6 million and $24.7 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $70.0 million.

Note 7. Inventories

The components of inventories are as follows:

	June 30, 2021	March 31, 2021
	(in $000's)
Raw materials and supplies	$29,022	$27,782
Work-in-progress	36,792	35,187
Finished goods	17,847	18,090
	$83,661	$81,059

The Company’s inventories relate to its Impella® and OXY-1 System product platform. Finished goods and work-in-process inventories consist of direct material, labor and overhead.

Note 8. Property and Equipment

The components of property and equipment are as follows:

	June 30, 2021	March 31, 2021
	(in $000's)
Land	$10,932	$10,875
Building and building improvements	149,991	148,870
Leasehold improvements	625	439
Machinery, equipment and computer software	95,496	91,784
Furniture and fixtures	15,991	15,608
Construction in progress	13,226	10,906
Total cost	286,261	278,482
Accumulated depreciation	(88,027)	(81,353)
Property and equipment, net	$198,234	$197,129

Note 9. Goodwill, In-Process Research and Development and Other Assets

Goodwill

The carrying amount of goodwill as of June 30, 2021 and March 31, 2021 was $79.0 million and $78.6 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, in May 2005, ECP in July 2014 and Breethe in April 2020. The carrying value of goodwill and the change in the balance for the three months ended June 30, 2021 are as follows:

(in $000's)
Balance, March 31, 2021	$78,568
Foreign currency translation impact	438
Balance, June 30, 2021	$79,006

The Company evaluates goodwill at least annually on October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on goodwill.

Other Intangible Assets, net

Other intangible assets, net consists of the following:

			June 30, 2021		March 31, 2021
	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net Carrying Value	Accumulated Amortization	Net Carrying Value
		(in $000's)
Finite-lived intangible assets
Developed technology	14.3	$27,000	$(1,200)	$25,800	(750)	$26,250

Indefinite-lived intangible assets
In-process research and development		16,104	—	16,104	—	15,900
Total		$43,104	$(1,200)	$41,904	(750)	$42,150

The Company’s finite-lived intangible asset represents developed technology associated with the estimated fair value of the OXY-1 System. The estimated fair value of developed technology was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flow estimates for the OXY-1 System were based on certain key assumptions, including estimates of future revenue and expenses, the stage of development of the technology at the acquisition date and the time and resources needed to complete development. During the year ended March 31, 2021, the Company reclassified the in-process research and development (“IPR&D”) asset to developed technology upon receiving FDA 510(k) clearance of the OXY-1 System and began amortizing the intangible asset on a straight-line basis over an estimated useful life of 15 years.

The Company’s IPR&D asset represents the estimated fair value of the Impella ECPTM related to the acquisition of ECP and AIS, in July 2014. The estimated fair value of the IPR&D asset at the acquisition date was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flow estimates for the future Impella ECPTM expandable catheter pump were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development.

The Company evaluates the other intangible assets at least annually on October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on other intangible assets. The change in the indefinite-lived intangible assets balance for both the three months ended June 30, 2021 and March 31, 2021 was related to the impact of foreign currency translation.

Note 10. Other Assets

The components of other assets are as follows:

	June 30, 2021	March 31, 2021
	(in $000's)
Investment in Shockwave Medical	$56,303	$38,655
Other investments	55,418	62,995
Operating lease right of use asset (Note 11)	5,698	6,109
Other intangible assets and other assets	5,224	5,323
Total other assets	$122,643	$113,082

Investment in Shockwave Medical

The fair value of the Company’s investment in Shockwave Medical, a publicly-traded medical device company, was $56.3 million and $38.7 million as of June 30, 2021 and March 31, 2021, respectively. During the three months ended June 30, 2021 and 2020, the Company recorded gains of $17.6 million and $23.8 million, respectively in other income.

Other Investments

The carrying value of the Company’s portfolio of other investments and the change in the balance for the three months ended June 30, 2021 are as follows:

(in $000's)
Balance, March 31, 2021	$62,995
Additions	3,866
Change in investment upon acquisition (Note 3)	(11,443)
Balance, June 30, 2021	$55,418

Other Intangible Assets and Other Assets

The Company’s other intangible assets and other assets is comprised primarily of license manufacturing rights to certain technology from third parties and other long-term assets such as prepaid expenses.

Note 11. Leases

Lessee

The following table presents supplemental balance sheet information related to our operating leases:

	June 30, 2021	March 31, 2021
	(in $000's)
Assets
Operating lease right-of-use assets in other assets	$5,698	$6,109
Liabilities
Operating lease liabilities in other current liabilities	2,124	2,459
Operating lease liabilities in other long-term liabilities	3,534	3,657
Total operating lease liabilities	$5,658	$6,116

Expense charged to operations under operating leases were $0.8 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2021 are as follows:

(in thousands, except lease term and discount rate)

Fiscal Years Ending March 31,
2022	$1,808
2023	1,569
2024	1,322
2025	610
2026	76
Thereafter	589
Total future minimum lease payments	5,974
Less: present value adjustment	(316)
Total operating lease liabilities	5,658
Less: operating lease liabilities in other current liabilities	(2,124)
Operating lease liabilities in other long-term liabilities	$3,534

Weighted average remaining lease term	4.48

Weighted average discount rate	2.25%

Lessor

In March 2021, as part of the $17.5 million purchase of a building located in Danvers, Massachusetts, we assumed existing leases with third parties for a portion of the building which are classified as operating leases. The leases have annual escalating payments and the latest expires in March 2025 in accordance with the terms and conditions of the existing agreement. For the three months ended June 30, 2021, operating lease income was not material.

Note 12. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2021	March 31, 2021
	(in $000's)
Employee compensation	$34,441	$40,954
Research and development	7,264	6,983
Sales and income taxes	3,626	5,914
Professional, legal, and accounting fees	2,594	1,957
Warranty	2,013	2,053
Marketing	1,841	3,674
Other	4,683	4,511
	$56,462	$66,046

The accrual for employee compensation consists primarily of accrued bonuses, commissions, employee benefits and payroll taxes at June 30, 2021 and March 31, 2021.

Note 13. Stockholders’ Equity

Class B Preferred Stock

The Company has authorized 1,000,000 shares of Class B Preferred Stock, $.01 par value, of which the board of directors can set the designation, rights and privileges. No shares of Class B Preferred Stock have been issued or are outstanding.

Stock Repurchase Program

In August 2019, the Company’s Board of Directors authorized a stock repurchase program for up to $200.0 million of shares of its common stock. Under this stock repurchase program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company is funding the stock repurchase program with its available cash and marketable securities. The Company did not make any repurchases during the three months ended June 30, 2021. The remaining authorization under the stock repurchase program was $103.8 million as June 30, 2021.

The following table provides shares bought through stock repurchase program during the three months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,
	2021	2020
Shares repurchased	—	67,649
Average price per share	—	$167.19
Value of shares repurchased (in millions)	—	$11.3

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, are as follows (in thousands):

	Three Months Ended June 30, 2021
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Gains (Losses) on Derivative Instruments	Total
Balance, March 31, 2021	$(14,718)	$1,369	$1,904	$(11,445)
Other comprehensive income (loss)	83	(217)	(632)	(766)
Balance, June 30, 2021	$(14,635)	$1,152	$1,272	$(12,211)

	Three Months Ended June 30, 2020
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Gains (Losses) on Derivative Instruments	Total
Balance, March 31, 2020	$(16,860)	$1,672	$3,999	$(11,189)
Other comprehensive income (loss)	1,360	1,755	(461)	2,654
Balance, June 30, 2020	$(15,500)	$3,427	$3,538	$(8,535)

Note 14. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operation:

	For the Three Months Ended June 30,
	2021	2020
	(in $000's)
Cost of revenue	$1,030	$705
Research and development	2,109	1,442
Selling, general and administrative	9,469	7,151
	$12,608	$9,298

Stock Options

The following table summarizes the stock option activity for the three months ended June 30, 2021:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at beginning of period	711	$141.87	5.46
Granted	60	285.52
Exercised	(56)	38.02
Cancelled and expired	(3)	259.61
Outstanding at end of period	712	$161.56	5.77	$111,794
Exercisable at end of period	562	$135.54	4.89	$103,757
Options vested and expected to vest at end of period	712	$161.56	5.77	$111,794

Stock options generally vest and become exercisable annually over three years. The remaining unrecognized stock-based compensation expense for unvested stock option awards as of June 30, 2021, was approximately $12.8 million and the estimated weighted-average period over which this cost is expected to be recognized is 2.1 years.

The aggregate intrinsic value of stock options exercised was $15.7 million for the three months ended June 30, 2021. The total cash received as a result of employee stock option exercises for the three months ended June 30, 2021, was approximately $2.1 million.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model.

The weighted average grant-date fair values and weighted average assumptions used in the calculation of fair value of options granted was as follows:

	For the Three Months Ended June 30,
	2021	2020
Weighted average grant-date fair value	$103.03	$75.75

Valuation assumptions:
Risk-free interest rate	0.79%	0.31%
Expected option life (years)	4.20	4.22
Expected volatility	44.28%	42.80%

Restricted Stock Units

The following table summarizes activity of restricted stock units for the three months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)
Restricted stock units at beginning of period	301	$273.57
Granted	146	286.57
Vested	(84)	303.33
Forfeited	(7)	268.73
Restricted stock units at end of period	356	$272.06

Restricted stock units generally vest annually over three years. The remaining unrecognized compensation expense for outstanding restricted stock units, including performance and market-based awards, as of June 30, 2021 was $81.0 million and the estimated weighted-average period over which this cost is expected to be recognized is 2.3 years.

The weighted average grant-date fair value for restricted stock units granted during the three months ended June 30, 2021 was $286.57. The total fair value of restricted stock units vested during the three months ended June 30, 2021 was $23.4 million.

Performance-Based Awards

In May 2021, performance-based awards of restricted stock units for the potential issuance of up to 44,778 shares of common stock were issued to certain executive officers and employees, which vest upon achievement of prescribed service milestones by the award recipients and the achievement of prescribed performance milestones by the Company. As of June 30, 2021, the Company is recognizing compensation expense based on the probable outcomes related to the prescribed performance targets on the outstanding awards.

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

In May 2021, the Company awarded certain executive officers and employees a total of up to 62,930 market-based restricted stock units. These restricted stock units will vest upon achievement of prescribed service milestones by the award recipients and the achievement of prescribed performance milestones and relative TSR goals by the Company. These restricted stock units will vest after a single three-year period based upon performance and market milestones. The relative ranking of the TSR of the Company’s common stock in relation to the TSR of twenty peer companies over a three-year performance period based on a comparison of average closing stock prices during the 20 trading days prior to the first day of the performance period, reinstated dividends during each performance period and the average closing stock prices during the final 20 trading days of the performance period. The restricted stock units will vest following the end of the three-year performance period.

The Company used a Monte-Carlo simulation model to estimate the grant-date fair value of the TSR restricted stock units. The fair value related to these awards are recorded as compensation expense over the period from date of grant based on the probable outcomes related to the prescribed performance targets on the outstanding awards, regardless of the actual TSR outcome reached.

The table below sets forth the assumptions used to value the awards and the estimated grant-date fair value:

	May 2021	May 2020
Risk-free interest rate	0.3%	0.2%
Expected volatility	44.8%	35.5%
Dividend yield	—	—
Remaining performance period (years)	2.8	1.9 - 2.9
Estimated fair value per share	$292.40	$347.05 - $349.28
Target performance (number of shares)	25,172	30,881

Note 15. Income Taxes

The Company’s income tax provision was $17.2 million and $16.5 million for the three months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate was 183.7% and 27.0% for the three months ended June 30, 2021 and 2020, respectively. The effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended June 30, 2021 primarily due to a non-deductible charge for in-process research and development related to the preCARDIA acquisition offset by excess tax benefits related to share-based compensation. The Company recognized excess tax benefits associated with stock-based awards of $3.6 million and $0.5 million as an income tax benefit for the three months ended June 30, 2021 and 2020, respectively.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The outcome of these audits cannot be predicted with certainty. The Company’s most recent completed income tax audits were in the U.S. relating to fiscal year 2016 and in Germany, which covered fiscal years 2012 through 2015. These tax audits did not materially impact our financial statements. The Company is currently undergoing an income tax audit by the German tax authorities on Abiomed Europe GMBH and ECP for fiscal years 2016 through 2019. All other tax years remain subject to examination by the federal, state and foreign tax authorities.

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

The Company is unable to estimate the potential liability with respect to the various legal matters noted above. There are numerous factors that make it difficult to estimate reasonably possible loss or range of loss at this stage of the legal proceedings, including the significant number of legal and factual issues still to be resolved in the securities class action litigation, as well as in the shareholder derivative litigations

Note 17. Segment and Enterprise Wide Disclosures

The Company operates in one business segment: the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. International sales (meaning sales outside the U.S., primarily in Europe and Japan) accounted for 18% of total revenue for each of the three months ended June 30, 2021 and 2020. The Company’s long-lived assets are located in the U.S., except for $58.0 million and $56.4 million at June 30, 2021 and March 31, 2021, respectively, which are located primarily in Germany.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

          This Report, including the documents incorporated by reference in this Report, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “should,” “likely,”  “will” and other words and terms of similar meaning. Each forward-looking statement in this Report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include: the impact of public health threats and epidemics, including the novel coronavirus (“COVID-19”) pandemic and resulting or prolonged economic downturns on our operations and financial conditions; effects on our profitability if we are unable to manufacture our products as a result of natural or man-made disasters; fluctuations in foreign currency exchange rates; our dependence on Impella® products for most of our revenues; our ability to successfully compete against our existing or potential competitors; the acceptance of our products by cardiac surgeons and interventional cardiologists, especially those with significant influence over medical device selection and purchasing decisions; the effect of long sales and training cycles associated with expansion into new hospital cardiac centers; the potential for reduced market acceptance of our products and reduced revenue due to lengthy clinician training process; our ability to effectively manage our growth; our ability to anticipate demand for, and successfully commercialize, our products; the impact of unsuccessful clinical trials or procedures relating to products under development; our ability to develop additional and high-quality manufacturing capacity to support continued demand for our products; our dependence on third-party payers to provide reimbursement to our customers of our products; our suppliers’ failure to provide the components we require; our reliance on distributors to sell our products in international markets; our success in expanding our direct sales activities into international markets; our ability to sustain profitability at levels achieved in recent years; the unpredictability of fluctuations in our operating results; our ability to develop and commercialize new products or acquire desirable companies, products or technologies; inventory write-downs and other costs due to product quality issues; risks and liabilities associated with acquisitions of other companies or businesses, including our ability to integrate acquired businesses into our operations; the impact of consolidation in the healthcare industry on our prices; our ability to attract and retain key personnel; our ability to obtain governmental and other regulatory approvals and market and sell our products in certain jurisdictions; regulatory or enforcement actions and product liability suits relating to off-label uses of our products; the increased risk of material product liability claims and impact on our reputation and financial results; our ability to maintain compliance with regulatory requirements and continuing regulatory review; the impact of mandatory or voluntary product recalls; material impairments caused by shutdowns of the U.S. federal government; changes in healthcare reimbursement systems in the U.S. and abroad; our ability to comply with healthcare “fraud and abuse” laws and any related penalties for non-compliance; our failure to comply with the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations; our or our vendors’ ability to achieve and maintain high manufacturing standards; the economic effects of “Brexit” and related impacts to relationships with our existing and future customers; our potential “ownership change” for U.S. federal income tax purposes and our limited utilization of net operating losses from prior tax years; our ability to maintain compliance with, and the impact on us of changes in, tax laws including U.S. Tax Reform legislation; our ability to comply with, and the impact of any related costs or regulatory actions with respect to, environmental, health and safety requirements; our failure to protect our intellectual property or develop or acquire additional intellectual property; compliance with laws protecting the confidentiality of patient health information; disruptions of critical information systems or material breaches in the security of our systems; risks relating to our shares of common stock, including market price volatility and the potential for dilution to our stockholders’ ownership interests through the sale of additional securities; changes in methods, estimates and judgments we use in applying our accounting policies; changes in accounting standards, tax laws and financial reporting requirements; the outcome of ongoing securities class action litigation relating to our public disclosures; and other factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended March 31, 2021 and the filing subsequently filed with or furnished to the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Report, which speak only as of the date of this Report. Any forward-looking statement made in this Report speaks only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements whether as a result of new information, future events or otherwise, unless otherwise required by law.

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

While the COVID-19 pandemic remains fluid and continues to evolve differently across various geographies, we believe we are likely to continue to experience variable impacts on our business. Hospitals are generally managing the pandemic better currently than they have in the earlier part of the pandemic due to more testing, improved protocols, more experience with the effects of COVID-19 and a greater number of vaccinated caregivers. During these challenging times, our priorities have been to support our clinician partners, protect the well-being of our employees and maintain continuous access to our life-saving technologies while offering front-line in-hospital support. We have established onsite COVID-19 testing and vaccination for our employees in both Danvers, Massachusetts and Aachen, Germany, set up temperature-taking stations, administered thousands of COVID-19 tests to date and provided personal protective equipment for our employees in order to maintain a safe working environment.

Our proactive testing program has reduced exposure with early detection, reduced employee anxiety and enabled our manufacturing facilities to operate at full capacity in line with local social distancing requirements. We also took proactive actions in order to mitigate the business impact of COVID-19 on our financial operations and we continue monitor closely the business impact of COVID-19. Despite the ongoing challenges posed by COVID-19, we continue to invest strategically in engineering, regulatory, clinical trials and manufacturing in order to support our future growth initiatives and sales and marketing activities, with a particular focus on training and education initiatives to drive utilization of our products and recovery awareness for acute heart failure patients.

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

Acquisition of preCARDIA

We acquired 100% interest in preCARDIA on May 28, 2021. preCARDIA is a developer of a proprietary catheter and controller that will complement Abiomed’s product portfolio to expand options for patients with acute decompensated heart failure (“ADHF”). The preCARDIA system is uniquely designed to rapidly treat ADHF-related volume overload by effectively reducing cardiac filling pressures and promoting decongestion to improve overall cardiac and renal function. We acquired preCARDIA for a purchase price of $115.2 million, with a potential payout of $5 million payable based on achievement of a commercial milestone.  The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the acquisition related to the acquired in-process research and development asset.  Since the acquired technology platform is pre-commercial and has not reached technical feasibility, the cost of the in-process research and development asset was expensed, resulting in a charge of $115.5 million to the condensed consolidated statements of operations for the three months ended June 30, 2021. In addition, we recognized a gain of $21.0 million related to our previously owned minority interest within the condensed consolidated statements of operations for the three months ended June 30, 2021.

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

Our Impella CP device has FDA, CE Mark, and MHLW approval which allows us to market this device in the U.S., European Union and Japan. We expect to continue to make additional PMA supplement submissions for our Impella portfolio of devices for additional indications of Impella CP in the U.S.

Impella 5.0® and Impella LD®

The Impella 5.0 and Impella LD devices are percutaneous micro heart pumps with integrated motors and sensors for use primarily in the heart surgery suite. These devices are designed to support patients who require higher levels of circulatory support as compared to the Impella 2.5 or Impella CP.

Our Impella 5.0 and Impella LD devices have FDA, CE Mark and MHLW approval which allows us to market these devices in the U.S., European Union and Japan. We expect to continue to make additional PMA supplement submissions for our Impella portfolio of devices for additional indications. Our Impella 5.0 device also has Heath Canada approval which allows us to market the device in Canada. We expect to discontinue production and sale of the Impella LD device in fiscal 2022.

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

Impella SmartAssist®

The Impella SmartAssist platform includes optical sensor technology for improved pump positioning and the use of algorithms that enable improved native heart assessment during the weaning process.  The Impella SmartAssist platform is currently available for our Impella CP, Impella 5.5 and Impella RP heart pumps. The Impella SmartAssist platform is also approved under CE Mark in the European Union and other countries that require a CE Mark approval.

Impella Connect®

Impella Connect is a cloud-based technology that enables secure, remote viewing of the Automated Impella Controller, or AIC, for physicians and hospital staff from anywhere with internet connectivity. We began a controlled roll-out of Impella Connect at certain hospital sites during fiscal year 2020 and transitioned most of our higher volume customers during fiscal year 2021.

OXY-1 SystemTM

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

Our Product Pipeline

Impella ECP™

The Impella ECP device is designed for blood flow of greater than three liters per minute. It is intended to be delivered on a standard sized catheter and will include an expandable inflow in the left ventricle. The Impella ECP device has achieved initial FDA safety milestones, including completion of the first stage in its FDA early feasibility study (“EFS”). The prospective, multi-center, non-randomized EFS is designed to allow us, study investigators, and the FDA to make qualitative assessments about the safety and feasibility of Impella ECP use in high-risk percutaneous coronary intervention (“PCI”) patients. In fiscal year 2021, we received approval from the FDA to expand the EFS for the Impella ECP device and we continue to enroll patients in this study. Concurrently, we are preparing a single arm pivotal high-risk PCI study for the Impella ECP device and plan to confirm investigational device exemption (“IDE”) protocol and submit for approval with the FDA. The Impella ECP device is still in development and has not been approved for commercial use or sale.

Impella XR Sheath™

The Impella XR Sheath is a low-profile sheath that expands and recoils, allowing for small bore access and closure with certain Impella heart pumps. It inserts at 10 French (Fr) and the flexible, nitinol braids momentarily expand during insertion, then recoil, simplifying access for complex interventions. The Impella XR sheath is intended to produce less trauma at the arterial access site compared to large bore sheaths. In December 2020, the Impella XR Sheath for our Impella 2.5 device received a 510(k) clearance from the FDA. The Impella XR Sheath for our Impella CP device is still in development and has not been approved for commercial use or sale.

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

Critical Accounting Policies and Estimates

Other than the accounting policy changes discussed in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements, which is incorporated herein by reference, there have been no significant changes in our critical accounting policies during the three months ended June 30, 2021, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Results of Operations for the Three Months Ended June 30, 2021 compared with the Three Months Ended June 30, 2020

The following table sets forth certain condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	For the Three Months Ended June 30,
	2021	2020
Revenue	100.0%	100.0%
Costs and expenses as a percentage of total revenue:
Cost of revenue	17.9	21.8
Research and development	14.9	16.0
Selling, general and administrative	41.0	41.5
Acquired in-process research and development	45.7	—
Total costs and expenses	119.5	79.3
(Loss) income from operations	(19.5)	20.7
Other income and income tax provision, net	9.0	6.4
Net (loss) income as a percentage of total revenue	(10.5)%	27.0%

Revenue

The following table disaggregates the Company’s revenue by products and services:

	For the Three Months Ended June 30,
	2021	2020
	(in $000's)
Product revenue	$241,474	$155,417
Service and other revenue	11,111	9,433
Total revenue	$252,585	$164,850

The following table disaggregates the Company’s revenue by geographical location:

	For the Three Months Ended June 30,
	2021	2020
	(in $000's)
U.S.	$207,143	$134,725
Europe	32,237	19,658
Japan	11,284	8,985
Other international	1,921	1,482
Total revenue	$252,585	$164,850

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5, Impella RP and Impella AIC product sales and related accessories. Service and other revenue represents revenue earned on service maintenance contracts and preventative maintenance calls.

Total Revenue

Total revenue for the three months ended June 30, 2021 increased by $87.7 million, or 53%, to $252.6 million from $164.9 million for the three months ended June 30, 2020. The increase in total revenue was driven by both Impella product revenue and our service and other revenue, as further described below.

Impella Product Revenue

Impella product revenue for the three months ended June 30, 2021 increased by $86.1 million, or 55%, to $241.5 million from $155.4 million for the three months ended June 30, 2020. Most of the increase in Impella product revenue during the three months ended June 30, 2021 primarily related to higher utilization in U.S., Germany and Japan that was impacted by lower patient utilization in the first quarter of fiscal 2021 due to the impact of the COVID-19 pandemic on elective medical procedures, surgeries and fewer patients seeking treatment at hospitals.

We continue to closely monitor local, regional, and global COVID-19 surges as well as new variants of the virus for an impact on procedures. While we cannot reliably estimate the extent to which the COVID-19 pandemic may impact patient utilization and revenues of our products, our focus is to continue increasing patient utilization of our Impella devices in the U.S., and our plan to continue growing our business internationally, with a continued focus on Europe and Japan.

Service and Other Revenue

Service and other revenue for the three months ended June 30, 2021 increased by $1.7 million, or 18%, to $11.1 million from $9.4 million for the three months ended June 30, 2020. The increase in service revenue was primarily due to an increase in preventative maintenance service contracts. We have expanded the number of Impella AIC consoles at many of our existing higher volume customer sites and continue to sell additional consoles to new customer sites. We expect revenue growth for service revenue to be consistent with recent history as most of these higher volume customer sites in the U.S. have service contracts that normally have three-year terms.

Costs and Expenses

Cost of Revenue

Cost of revenue for the three months ended June 30, 2021 increased by $9.2 million, or 26%, to $45.2 million from $36.0 million for the three months ended June 30, 2020. Gross margin was 82.1% for the three months ended June 30, 2021 and 78.2% for the three months ended June 30, 2020.

The increase in cost of product revenue during the three months ended June 30, 2021 was primarily due to increased investment in direct labor and overhead as we expanded our manufacturing capacity of our facilities in the U.S. and Germany. The increase in gross margin during the three months ended June 30, 2021 was primarily due to a higher sales volume and mix primarily associated with our initial launch of Impella 5.5.

We expect that our ongoing investment in manufacturing capacity and the expansion of our Impella CP SmartAssist and Impella Connect platform may decrease gross margin slightly in the near future.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2021 increased by $11.3 million, or 43%, to $37.7 million from $26.4 million for three months ended June 30, 2020. The increase in research and development expenses was primarily due to our increases in regulatory and quality hiring, ongoing product development initiatives relating to our existing and pipeline products, the development of the Impella XR Sheath™, Impella ECP™, Impella BTRTM devices and the OXY-1 SystemTM, the expansion of our engineering organization, continued investment in our clinical trials, most notably the STEMI DTU and PROTECT IV studies, and our focus on clinical, technological and quality initiatives for our products.

We expect research and development expenses to continue to increase as we continue to increase engineering, product development and clinical spending related to our initiatives to improve our existing products and develop new technologies and conduct clinical studies. Research and development expenses can fluctuate with project timing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2021 increased by $35.1 million, or 51%, to $103.5 million from $68.4 million for the three months ended June 30, 2020. The increase in selling, general and administrative expenses was primarily due to increases in hiring, and higher stock compensation expense.

We aim to continue to invest strategically in hiring and sales and marketing activities, with a particular focus on training and education to drive utilization of our Impella devices and recovery awareness for acute heart failure patients.

Operating (Loss) Income

Operating (loss) income for the three months ended June 30, 2021 decreased by $83.4 million, to $49.3 million operating loss, compared to $34.1 million operating income for the three months ended June 30, 2020. Operating margin was (19.5)% for the three months ended June 30, 2021 compared to 20.7% for the three months ended June 30, 2020. The decrease in operating (loss) income and margin was primarily due to the preCARDIA acquisition in May 2021. The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the acquisition related to the acquired in-process research and development asset.  Since the acquired technology platform is pre-commercial and has not reached technical feasibility, the cost of the in-process research and development asset was expensed, resulting in a charge of $115.5 million to the condensed consolidated statements of operations for the three months ended June 30, 2021.

Other Income

Other income increased by $12.9 million, to other income of $39.9 million for three months ended June 30, 2021, compared to other income of $27.0 million for three months ended June 30, 2020. This increase was primarily due to a $21.0 million gain related to our previously owned minority interest in preCARDIA recognized upon the acquisition of preCARDIA in May 2021 and a $17.6 million gain from our investment in Shockwave Medical for the three months ended June 30, 2021, compared to a $23.8 million gain from our investment in Shockwave Medical for the three months ended June 30, 2020.

Income Tax Provision

Our income tax provision was $17.2 million and $16.5 million for the three months ended June 30, 2021 and 2020, respectively. Our effective tax rate was 183.7% and 27.0% for the three months ended June 30, 2021 and 2020, respectively. The change in the effective tax rate for the three months ended June 30, 2021 is primarily due to a non-deductible charge for in-process research and development related to the preCARDIA acquisition offset by an increase in excess tax benefits related to share-based compensation, as compared to the three months ended June 30, 2020.

Net (Loss) Income

Net loss for the three months ended June 30, 2021 was $26.5 million, or $0.59 per basic share and diluted share, compared to net income of $44.6 million, or $0.99 per basic share and $0.98 per diluted share, for three months ended June 30, 2020.

The acquisition of preCARDIA contributed to the net loss for the three months ended June 30, 2021 which included the acquisition of the in-process research and development of $115.5 million partially offset by the gain of $21 million related to our previously owned minority interest.

Liquidity and Capital Resources

As of June 30, 2021, our total cash, cash equivalents and marketable securities totaled $804.8 million, a decrease of $43.0 million compared to $847.8 million at March 31, 2021. The decrease in our cash, cash equivalents and marketable securities during the three months ended June 30, 2021 was primarily due to cash used for the May 2021 preCARDIA acquisition and cash used to fund annual employee bonuses.

Following is a summary of our cash flow activities:

	For the Three Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$55,359	$31,759
Net cash (used for) provided by investing activities	(109,055)	13,756
Net cash used for financing activities	(7,470)	(20,156)
Effect of exchange rate changes on cash	3,910	(2,873)
Net (decrease) increase in cash and cash equivalents	$(57,256)	$22,486

Cash Provided by Operating Activities

For the three months ended June 30, 2021, cash provided by operating activities consisted of net loss of $26.5 million, plus non-cash items of $108.7 million offset by cash used in working capital of $26.8 million. Adjustments for non-cash items consisted primarily of $115.5 million for acquired preCARDIA in-process research and development, a $21.0 million gain related to our previously owned minority interest in preCARDIA recognized upon the acquisition of preCARDIA in May 2021, a $17.6 million change in fair value of our investments in Shockwave Medical and other private medical technology companies, $12.6 million of stock-based compensation expense, $6.9 million of depreciation and amortization expense, $6.3 million in deferred tax provision, $3.5 million in inventory and other write-downs, and $0.9 million in accretion on marketable securities. The change in cash from working capital included a $8.8 million decrease in accounts receivable due to timing of collections, a $20.8 million decrease in accounts payable, accrued expenses and other liabilities offset by a $8.7 increase in prepaid expenses and other assets and a $5.8 increase in inventory due to the mix of customer demand and production.

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

Cash Used for Investing Activities

For the three months ended June 30, 2021, net cash used for investing activities primarily consisted of $82.8 million for our acquisition of preCARDIA, $15.2 million in purchases of marketable securities (net of sales), and $7.2 million for the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers and Aachen, Germany. We also made a $3.9 million investment in private medical technology companies during the first quarter of fiscal 2022.

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

Capital expenditures for fiscal year 2022 are estimated to range from $30 million to $40 million, including, as part of long-term development of our business, additional capital expenditures for manufacturing capacity and building expansions in our Danvers and Aachen facilities and information systems development projects.

Cash Used for Financing Activities

For the three months ended June 30, 2021, net cash used for financing activities included $9.6 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards offset by $2.1 million in proceeds from the exercise of stock options.

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

Operating Capital and Liquidity Requirements

Our sources of cash liquidity are primarily from existing cash and cash equivalents, marketable securities and cash flows from operations. On June 30, 2021, our total cash, cash equivalents, and short and long-term marketable securities totaled $804.8 million, a decrease of $43.0 million compared to $847.8 million at March 31, 2021. Marketable securities at June 30, 2021 consisted of $629.4 million held in funds that invest in U.S. Treasury securities, government-backed securities, corporate debt securities and commercial paper. We generated operating cash flows of $55.4 million and $31.8 million for the three months ended June 30, 2021 and 2020, respectively. At June 30, 2021, we had no debt outstanding. We believe that our sources of liquidity are sufficient to fund the current requirements of working capital, capital expenditures, and other financial commitments for at least the next twelve months.

Our primary liquidity requirements are to fund the following: expansion of our commercial and operational infrastructures; expansion of our manufacturing capacity and office space; the procurement and production of inventory to meet customer demand for our Impella devices; funding of new product and business development initiatives, such as the recent acquisitions of preCARDIA and Breethe; ongoing commercial launch in Japan and expansion into potential new markets; increased clinical spending; legal expenses related to ongoing patent litigation and other legal matters; stock repurchases and payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards and provide for general working capital needs. To date, we have primarily funded our operations through product sales and the sale of equity securities.

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

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of our fiscal year ending March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures and could impair our business and results of operations. Material legal proceedings are discussed in “Note 16. Commitments and Contingencies” to our condensed consolidated financial statements and such information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2021, which could materially affect our business, financial condition or future results. As of the date of this Report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

101

The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of  and March 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2021 and 2020; and (v) Notes to Condensed Consolidated Financial Statements.

X

104	Cover page from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL and contained in Exhibit 101	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: August 5, 2021	/s/ TODD A. TRAPP
Todd A. Trapp
Vice President and Chief Financial Officer
(Authorized Signatory)