Form 10-Q
period 2021-09-30
ABIOMED INC
filed 2021-10-28
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 21, 2021, 45,497,490 shares of the registrant’s common stock, $.01 par value, were outstanding.

EXPLANATORY NOTES

Pending Trademarks and Registered Marks

Throughout this quarterly report on Form 10-Q (“this Report”), we refer to various trademarks, service marks and trade names that we use in our business. Abiomed, Impella, Impella 2.5, Impella 5.0, Impella LD, Impella CP, Impella RP, Impella 5.5, Impella Connect, and SmartAssist are registered trademarks of Abiomed, Inc., and are registered in the U.S. and certain foreign countries. Impella ECP, Impella XR Sheath, Impella BTR, CVAD STUDY, STEMI DTU, Automated Impella Controller and Abiomed Breethe OXY-1 System are pending trademarks of ABIOMED, Inc. Other trademarks and service marks appearing in this Report are the property of their respective holders.

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

PART I. FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	September 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$241,882	$232,710
Short-term marketable securities	408,677	350,985
Accounts receivable, net	89,568	97,179
Inventories, net	85,986	81,059
Prepaid expenses and other current assets	45,374	26,032
Total current assets	871,487	787,965
Long-term marketable securities	210,979	264,085
Property and equipment, net	197,184	197,129
Goodwill	78,166	78,568
Other intangibles, net	41,062	42,150
Deferred tax assets	2,975	11,380
Other assets	128,181	113,082
Total assets	$1,530,034	$1,494,359
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,621	$34,842
Accrued expenses	56,744	66,046
Deferred revenue	24,078	24,322
Other current liabilities	5,579	3,759
Total current liabilities	114,022	128,969
Other long-term liabilities	8,303	10,162
Contingent consideration	22,314	24,706
Deferred tax liabilities	832	847
Total liabilities	145,471	164,684
Commitments and contingencies (Note 16)
Stockholders' equity:
Class B Preferred Stock, $.01 par value	—	—
Authorized - 1,000,000 shares; Issued and outstanding - none
Common stock, $.01 par value	455	453
Authorized - 100,000,000 shares; Issued 48,197,044 shares as of September 30, 2021 and 47,929,402 shares as of March 31, 2021
Outstanding 45,496,563 shares as of September 30, 2021 and 45,270,948 shares as of March 31, 2021
Additional paid in capital	840,387	800,690
Retained earnings	858,435	828,007
Treasury stock at cost 2,700,481 shares as of September 30, 2021 and 2,658,454 shares as of March 31, 2021	(300,158)	(288,030)
Accumulated other comprehensive loss	(14,556)	(11,445)
Total stockholders' equity	1,384,563	1,329,675
Total liabilities and stockholders' equity	$1,530,034	$1,494,359

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Revenue	$248,142	$209,764	$500,727	$374,614
Costs and expenses:
Cost of revenue	43,886	38,736	89,074	74,719
Research and development	41,041	30,525	78,749	56,882
Selling, general and administrative	102,779	79,167	206,263	147,611
Acquired in-process research and development	—	—	115,490	—
	187,706	148,428	489,576	279,212
Operating income	60,436	61,336	11,151	95,402
Other income:
Investment income, net	977	1,822	2,027	4,219
Other income, net	5,858	9,757	44,743	34,370
	6,835	11,579	46,770	38,589
Income before income taxes	67,271	72,915	57,921	133,991
Income tax provision	10,318	10,702	27,493	27,190
Net income	$56,953	$62,213	$30,428	$106,801

Net income per share - basic	$1.25	$1.38	$0.67	$2.37
Weighted average shares outstanding - basic	45,437	45,104	45,374	45,057

Net income per share - diluted	$1.24	$1.36	$0.66	$2.34
Weighted average shares outstanding - diluted	45,893	45,661	45,857	45,609

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Net income	$56,953	$62,213	$30,428	$106,801
Other comprehensive (loss) income:
Foreign currency translation (losses) gains	(2,693)	2,416	(2,610)	3,776
Unrealized gains (losses) on derivative instrument	545	(266)	328	(726)
Net unrealized (losses) gains on marketable securities	(197)	(814)	(829)	940
Other comprehensive (loss) income	(2,345)	1,336	(3,111)	3,990

Comprehensive income	$54,608	$63,549	$27,317	$110,791

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, March 31, 2021	45,270,948	$453	2,658,454	$(288,030)	$800,690	$828,007	$(11,445)	$1,329,675
Restricted stock units issued	85,284	1	—	—	(1)	—	—	—
Stock options exercised	55,757	1	—	—	2,119	—	—	2,120
Return of common stock to pay withholding taxes on restricted stock	(34,274)	(1)	34,274	(9,589)	—	—	—	(9,590)
Stock compensation expense	—	—	—	—	12,608	—	—	12,608
Other comprehensive loss	—	—	—	—	—	—	(766)	(766)
Net loss	—	—	—	—	—	(26,525)	—	(26,525)
Balance, June 30, 2021	45,377,715	$454	2,692,728	$(297,619)	$815,416	$801,482	$(12,211)	$1,307,522
Restricted stock units issued	19,638	—	—	—	—	—	—	—
Stock options exercised	95,916	1	—	—	6,261	—	—	6,262
Return of common stock to pay withholding taxes on restricted stock	(7,753)	—	7,753	(2,539)	—	—	—	(2,539)
Stock issued under employee stock purchase plan	11,047	—	—	—	2,961	—	—	2,961
Stock compensation expense	—	—	—	—	15,749	—	—	15,749
Other comprehensive loss	—	—	—	—	—	—	(2,345)	(2,345)
Net income	—	—	—	—	—	56,953	—	56,953
Balance, September 30, 2021	45,496,563	$455	2,700,481	$(300,158)	$840,387	$858,435	$(14,556)	$1,384,563

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, March 31, 2020	45,008,687	$450	2,533,374	$(265,411)	$739,133	$602,482	$(11,189)	$1,065,466
Restricted stock units issued	124,749	1	—	—	(1)	—	—	—
Stock options exercised	31,488	—	—	—	1,010	—	—	1,010
Return of common stock to pay withholding taxes on restricted stock	(52,515)	—	52,515	(9,857)	—	—	—	(9,857)
Stock compensation expense	—	—	—	—	9,298	—	—	9,298
Stock repurchase program	(67,649)	(1)	67,649	(11,309)	—	—	—	(11,310)
Other comprehensive income	—	—	—	—	—	—	2,654	2,654
Net income	—	—	—	—	—	44,588	—	44,588
Balance, June 30, 2020	45,044,760	$450	2,653,538	$(286,577)	$749,440	$647,070	$(8,535)	$1,101,848
Restricted stock units issued	11,554	—	—	—	—	—	—	—
Stock options exercised	121,066	1	—	—	4,544	—	—	4,545
Return of common stock to pay withholding taxes on restricted stock	(3,602)	—	3,602	(1,077)	—	—	—	(1,077)
Stock issued under employee stock purchase plan	16,105	1	—	—	1,978	—	—	1,979
Stock compensation expense	—	—	—	—	11,565	—	—	11,565
Other comprehensive income	—	—	—	—	—	—	1,336	1,336
Net income	—	—	—	—	—	62,213	—	62,213
Balance, September 30, 2020	45,189,883	$452	2,657,140	$(287,654)	$767,527	$709,283	$(7,199)	$1,182,409

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended September 30,
	2021	2020
Operating activities:
Net income	$30,428	$106,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,873	11,137
Acquired in-process research & development	115,490	—
Bad debt recoveries	(27)	(373)
Stock-based compensation	28,357	20,863
Write-down of inventory and other	6,195	3,122
Accretion on marketable securities	1,768	473
Change in fair value of other investments	(22,440)	(33,872)
Gain on previously held interest in preCARDIA	(20,980)	—
Deferred tax provision	8,193	14,187
Change in fair value of contingent consideration	108	2,117
Other non-cash operating activities	1,553	2,008
Changes in assets and liabilities:
Accounts receivable	7,444	4,767
Inventories	(11,673)	6,071
Prepaid expenses and other assets	(20,300)	1,744
Accounts payable	(6,266)	(10,128)
Accrued expenses and other liabilities	(15,590)	(21,988)
Deferred revenue	(202)	2,039
Net cash provided by operating activities	115,931	108,968
Investing activities:
Purchases of marketable securities	(333,832)	(294,558)
Proceeds from the sale and maturity of marketable securities and other	326,518	220,197
Purchases of other investments and intangible assets	(3,866)	(3,100)
Acquisition of preCARDIA, net of cash acquired	(82,821)	—
Acquisition of Breethe, net of cash acquired	—	(52,183)
Proceeds from sales of Shockwave Medical securities	—	67,882
Purchases of property and equipment	(14,394)	(19,552)
Net cash used for investing activities	(108,395)	(81,314)
Financing activities:
Proceeds from the exercise of stock options	8,382	5,555
Taxes paid related to net share settlement upon vesting of stock awards	(12,129)	(10,934)
Repurchase of common stock	—	(11,310)
Proceeds from the issuance of stock under employee stock purchase plan	2,961	1,978
Net cash used for financing activities	(786)	(14,711)
Effect of exchange rate changes on cash and cash equivalents	2,422	(3,043)
Net increase in cash and cash equivalents	9,172	9,900
Cash and cash equivalents at beginning of period	232,710	192,341
Cash and cash equivalents at end of period	$241,882	$202,241

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$35,642	$25,254
Supplemental disclosure of non-cash activities:
Contingent consideration related to the acquisition of Breethe	—	13,300
Property and equipment in accounts payable and accrued expenses	578	1,244
Right-of-use assets obtained in exchange for lease liabilities	569	193

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

There have been no changes in the Company’s significant accounting policies for the three and six months ended September 30, 2021 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 that has been filed with the SEC.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates.

Certain prior period amounts within the notes to the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

COVID-19 Pandemic

The Company is subject to additional risks and uncertainties as a result of the ongoing novel coronavirus (“COVID-19”) pandemic. The ongoing COVID-19 pandemic has adversely impacted and is likely to further adversely impact the Company’s business and markets, including the Company’s workforce and the operations of its customers, suppliers, and business partners. While the COVID-19 (including new variants of COVID-19) pandemic remains fluid and continues to evolve differently across various geographies, the Company believes it is likely to continue to experience variable impacts on its business, including, for example: supply shortages, particularly of its product components; supply chain disruptions, which may limit its ability to manufacture or distribute its products.

The depth and extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations, financial condition and individual markets is dependent upon various factors, including the spread of additional variants; the availability of vaccinations, personal protective equipment, intensive care unit (“ICU”) and operating room capacity, and medical staff; and government interventions to reduce the spread of the virus. During the second quarter of fiscal year 2022, the Company has experienced varying levels of recovery across its product lines and geographic locations from the challenges caused by the pandemic. Despite these improvements, the impact of COVID-19 on the Company’s patient utilization volumes is likely to vary widely by country, region, and type. In particular, Impella product revenue increased in the three and six months ended September 30, 2021 as a result of sales mix and higher patient utilization in the U.S., Germany and Japan as compared to the three and six months ended September 30, 2020, however, in the second quarter of fiscal year 2022, patient utilization of Impella heart pump devices was negatively impacted by an increase in COVID-19 hospitalizations and ongoing shortage of hospital workers that limited ICU capacity which contributed to some deferral of elective procedures. When COVID-19 infection rates spike in a particular region, the Company’s patient utilization volumes have generally been negatively impacted as hospitals face capacity limitations, staffing shortages and some in-patient treatments have been deferred. While the Company believes there may be a backlog of patients in need of medical attention that requires the use of the Company’s products, it is difficult to predict when or if those patients may ultimately seek treatment, and therefore, the extent to which COVID-19 may impact patient utilization and, consequently, product revenue.

To ensure the health and safety of its global employees, the Company continues to offer onsite COVID-19 testing and vaccinations in order to maintain a safe working environment. The Company’s proactive testing and vaccination programs have reduced exposure with early detection and enabled its manufacturing facilities to operate at full capacity.

The Company continues to closely monitor the impact of COVID-19 on all aspects of its business and geographies, including any impact on the Company’s customers, employees, suppliers, vendors, business partners and distribution channels, as well as on procedures and the demand for its products by keeping apprised of local, regional, and global COVID-19 surges (including new variants of the virus). As of the date of issuance of these financial statements, the extent to which the COVID-19 pandemic may lead materially adversely affect the Company’s financial condition, liquidity or results of operations is uncertain.

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

Recently Issued Accounting Pronouncements Not Yet Effective

No other new accounting pronouncements, issued or effective, during the period had, or are expected to have, a material impact on the condensed consolidated financial statements.

Note 3. Acquisitions

Acquisition of preCARDIA, Inc.

The Company acquired 100% interest in preCARDIA , Inc. (“preCARDIA”) on May 28, 2021. preCARDIA is a developer of a proprietary catheter and controller that is expected to complement the Company’s product portfolio to expand options for patients with acute decompensated heart failure (“ADHF”). The preCARDIA system is uniquely designed to rapidly treat ADHF-related volume overload by effectively reducing cardiac filling pressures and promoting decongestion to improve overall cardiac and renal function. The Company determined that substantially all of the fair value was concentrated in the acquired in-process research and development asset in accordance with ASC 805 Business Combinations. As such, the acquisition was accounted for as an asset acquisition.

The Company acquired preCARDIA for a purchase price of $115.2 million, with a potential payout of $5 million payable based on achievement of a commercial milestone. The purchase price included cash consideration of $82.8 million for the remaining interest in preCARDIA, paid to the selling shareholders and for transaction costs associated with the acquisition and $32.4 million representing the Company’s previously owned minority interest in preCARDIA. The Company recognized a gain of $21.0 million related to its previously owned minority interest in preCARDIA within the condensed consolidated statement of operations for the six months ended September 30, 2021.

In connection with the acquisition, the Company acquired net assets of $115.2 million, which included $115.5 million related to the fair value of the in-process research and development asset and $0.3 million for net liabilities assumed. Since the acquired technology platform is pre-commercial and has not reached technical feasibility, the cost of the in-process research and development asset was expensed, resulting in a charge of $115.5 million to the condensed consolidated statement of operations for the six months ended September 30, 2021.

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

For purposes of the diluted net income per share calculation, potential dilutive securities are excluded from the calculation if their effect would be anti-dilutive.

The following tables illustrate the determination of basic and diluted net income per share for each period presented (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Net income	$56,953	$62,213	$30,428	$106,801

Weighted average shares – basic	45,437	45,104	45,374	45,057

Net income per share – basic	$1.25	$1.38	$0.67	$2.37

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Net income	$56,953	62,213	30,428	106,801

Weighted average shares – basic	45,437	45,104	45,374	45,057
Effect of dilutive securities	456	557	483	552
Weighted average shares – diluted	45,893	45,661	45,857	45,609

Net income per share – diluted	$1.24	$1.36	$0.66	$2.34

Share-based compensation awards of approximately 0.2 million and 0.1 million shares for the three months ended September 30, 2021 and 2020, respectively, and approximately 0.2 million and 0.2 million for the six months ended September 30, 2021 and 2020, respectively, were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive or such shares are contingently issuable upon meeting performance criteria in the periods presented.

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

Revenue from the sale of products and services is evidenced by either a contract with the customer or a valid purchase order and an invoice which includes all relevant terms of sale and shipment of product or service provided has been incurred. The Company performs a review of each specific customer’s credit worthiness and ability to pay prior to acceptance as a customer. Further, the Company performs periodic reviews of its customers’ creditworthiness prospectively.

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

Disaggregation of Revenue

Revenue is disaggregated between product revenue and service and other revenue and by geography, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. The Company generally sells its products and services through a direct sales force in the U.S. and Germany and through direct sales and distribution agreements in other international markets outside (e.g., Japan, Europe, Canada, Latin America, Asia-Pacific, Middle East).

The following table disaggregates the Company’s revenue by products and services:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Product revenue	$235,785	$199,676	$477,259	$355,093
Service and other revenue	12,357	10,088	23,468	19,521
Total revenue	$248,142	$209,764	$500,727	$374,614

The following table disaggregates the Company’s revenue by geographical location:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
U.S.	$200,485	$172,147	$407,628	$306,872
Europe	32,527	25,350	64,764	45,008
Japan	12,267	10,311	23,551	19,296
Rest of world	2,863	1,956	4,784	3,438
Total revenue	$248,142	$209,764	$500,727	$374,614

Variable Consideration

Returns Reserve

The Company estimates an allowance for future sales returns based on historical return experience, which requires judgment. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized.  The Company estimates product return liabilities using the expected value method based on its historical sales information and other factors that it believes could significantly impact its expected returns, including product discontinuations, product recalls and expirations, of which it becomes aware. The Company’s cost of replacing defective products has not been material and is accounted for at the time of replacement. The Company’s returns reserve as of September 30, 2021 and March 31, 2021, was not material.

Rebates and Discounts

The Company provides certain customers with rebates and discounts that are defined in the Company’s contract arrangements with customers and are recorded as a reduction of revenue in the period the related revenue is recognized, resulting in a reduction to revenue and the establishment of a liability, which are all included in accrued expenses in the accompanying consolidated balance sheet. Rebates normally result from performance-based offers that are primarily based on attaining contractually specified sales volumes as well as product usage.  Discounts are normally from early payment incentives. The Company estimates the amount of rebates and discounts based on an estimate of the third-party’s sales and the respective rebate or discount defined in the customer contractual arrangement. Revenue adjustments that relate to performance obligations satisfied in prior periods during the three and six months ended September 30, 2021 and 2020, were not material.

Contract Balances

Deferred Revenue

The Company’s deferred revenue balance was $24.1 million and $24.3 million as of September 30, 2021 and March 31, 2021 respectively. The deferred revenue balance is due to the timing of product shipment and completion of recognizing revenue when the customer obtains control of the product, and additional preventative maintenance service contracts and the subsequent recognition of the contract ratably over the term of the service contract. The Company recognized $9.9 million and $21 million of revenue during the three and six months ended September 30, 2021, that was included in the deferred revenue balance as of March 31, 2021. The Company recognized $5.4 million and $14.6 million of revenue during the three and six months ended September 30, 2020,that was included in the deferred revenue balance as of March 31, 2020.

Note 6. Financial Instruments

Cash Equivalents and Marketable Securities

The Company’s cash equivalents and marketable securities at September 30, 2021 and March 31, 2021 are invested in the following:

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
September 30, 2021	(in thousands)
Money market funds	$92,012	$—	$—	$92,012
Repurchase agreements	75,998	—	—	75,998
Total cash equivalents	168,010	—	—	168,010

Short-term U.S. Treasury mutual fund securities	73,893	5	(2)	73,896
Short-term government-backed securities	73,672	49	(3)	73,718
Short-term corporate debt securities	65,596	126	(6)	65,716
Short-term commercial paper	195,339	13	(5)	195,347
Total short-term marketable securities	408,500	193	(16)	408,677

Long-term U.S. Treasury mutual fund securities	19,349	—	(6)	19,343
Long-term government-backed securities	152,698	91	(63)	152,726
Long-term corporate debt securities	38,569	363	(22)	38,910
Total long-term marketable securities	210,616	454	(91)	210,979

Total cash equivalents and marketable securities	$787,126	$647	$(107)	$787,666

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
March 31, 2021:	(in thousands)
Money market funds	$124,297	$—	$—	$124,297
Repurchase agreements	33,000	—	—	33,000
Total cash equivalents	157,297	—	—	157,297

Short-term U.S. Treasury mutual fund securities	72,221	28	—	72,249
Short-term government-backed securities	128,668	13	(12)	128,669
Short-term corporate debt securities	104,253	581	(2)	104,832
Short-term commercial paper	45,237	1	(3)	45,235
Total short-term marketable securities	350,379	623	(17)	350,985

Long-term government-backed securities	225,231	190	(37)	225,384
Long-term corporate debt securities	38,091	630	(20)	38,701
Total long-term marketable securities	263,322	820	(57)	264,085

Total cash equivalents and marketable securities	770,998	1,443	(74)	772,367

Gross realized gains and losses on sales of marketable securities were not material for the three and six months ended September 30, 2021 and 2020.

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

The Company does not enter into derivative instruments for any purpose other than cash flow hedging.

The following table summarizes the terms of the cross-currency swap agreement as of September 30, 2021:

	Effective Date	Maturity	Fixed Rate	Aggregate Notional Amount (in thousands)
Pay EUR	October 15,	October 15,	2.75%	EUR 85,000
Receive U.S.$	2019	2024	4.64%	USD 93,457

The following table presents the fair value of the Company’s derivative instrument:

Derivatives designated as hedging instruments under ASC 815	Balance Sheet classification	September 30, 2021	March 31, 2021
Cross-currency swap	Other long-term liabilities	$2,767	$4,298

The Company has structured its cross-currency swap agreement to be 100% effective and, as a result, there was no net impact to earnings resulting from hedge ineffectiveness. Changes in the fair value of the cross-currency swap are designated as a hedging instrument that effectively offsets the variability of cash flows and are reported in accumulated other comprehensive (loss) income. These amounts subsequently are reclassified into the consolidated statements of operations in the same period in which the related hedged item affects earnings. The change in fair value of the cross-currency swap during the three and six months ended September 30, 2021 was mainly due to fluctuations in the Euro to the U.S. dollar exchange rates.

For the three and six months ended September 30, 2021, the Company recorded income related to the interest rate differential of the cross-currency swap of $0.4 million and $0.8 million, respectively in other income, net, within the condensed consolidated statements of operations. For both the three and six months ended September 30, 2020, the Company recorded income related to the interest rate differential of the cross-currency swap of $0.7 million in other income, net, within the condensed consolidated statements of operations.

:

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
September 30, 2021	(in thousands)
Assets
Money market funds	$92,012	$—	$—	$92,012
Repurchase agreements	—	75,998	—	75,998
Short-term U.S. Treasury mutual fund securities	—	73,896	—	73,896
Short-term government-backed securities	—	73,718	—	73,718
Short-term corporate debt securities	—	65,716	—	65,716
Short-term commercial paper	—	195,347	—	195,347
Long-term U.S. Treasury mutual fund securities	—	19,343	—	19,343
Long-term government-backed securities	—	152,726	—	152,726
Long-term corporate debt securities	—	38,910	—	38,910
Investment in Shockwave Medical	61,096	—	—	61,096
Liabilities
Contingent consideration	—	—	24,814	24,814
Cross-currency swap agreement	—	2,767	—	2,767

	Level 1	Level 2	Level 3	Total
March 31, 2021	(in thousands)
Assets
Money market funds	$124,297	$—	$—	$124,297
Repurchase agreements	—	33,000	—	33,000
Short-term U.S. Treasury mutual fund securities	—	72,249	—	72,249
Short-term government-backed securities	—	128,669	—	128,669
Short-term corporate debt securities	—	104,832	—	104,832
Short-term commercial paper	—	45,235	—	45,235
Long-term government-backed securities	—	225,384	—	225,384
Long-term corporate debt securities	—	38,701	—	38,701
Investment in Shockwave Medical	38,655	—	—	38,655
Liabilities
Cross currency swap agreement	—	4,298	—	4,298
Contingent consideration	—	—	24,706	24,706

The Company has determined that the estimated fair value of its money market funds and its investment in Shockwave Medical, a publicly traded medical device company, are reported as Level 1 financial assets as they are valued at quoted market prices in active markets. The investment in Shockwave Medical is classified within other assets in the condensed consolidated balance sheets.

The Company has determined that the estimated fair value of its repurchase agreements, U.S. Treasury mutual fund securities, government-backed securities, corporate debt securities and commercial paper and cross-currency swap agreement are reported as Level 2 financial assets and liabilities as they are based on model-driven valuations in which all significant inputs are observable, or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability.

The Company evaluates transfers between fair value levels at the end of each reporting period. There were no transfers of assets or liabilities between fair value levels during the six months ended September 30, 2021.

Level 3 Assets and Liabilities

Other Investments

The Company periodically makes investments in medical device companies that focus on heart failure and heart pumps and other medical device technologies. The Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. The Company monitors any events or changes in circumstances that may have a significant effect on the fair value of investments, either due to impairment or based on observable price changes and makes any necessary adjustments.

The Company’s other investments balance is classified as a Level 3 asset and is not included in the fair value table above. The carrying value of the Company’s portfolio of other investments and the change in the balance for the six months ended September 30, 2021 are as follows:

(in thousands)
Balance, March 31, 2021	$62,995
Additions	3,866
Change in investment upon acquisition (Note 3)	(11,443)
Balance, September 30, 2021	$55,418

Contingent Consideration

Contingent consideration represents potential milestones that the Company may pay as additional consideration related to the acquisition of ECP Entwicklungsgesellschaft mbH (“ECP”) in July 2014 and the acquisition of Breethe in April 2020. Changes in fair value of contingent consideration are reflected within research and development expenses in the Company’s condensed consolidated statements of operations. There is no assurance that any of the conditions for the milestone payments will be met.

The components of contingent consideration are as follows:

	September 30, 2021	March 31, 2021
	(in thousands)
ECP	$10,814	$10,306
Breethe	14,000	14,400
Total contingent consideration	$24,814	$24,706

The following table presents supplemental balance sheet information related to contingent consideration:

	September 30, 2021	March 31, 2021
	(in thousands)
Contingent consideration in other current liabilities	$2,500	$—
Contingent consideration	22,314	24,706
Total contingent consideration	$24,814	$24,706

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

The Company uses a combination of an income approach, based on various revenue and cost assumptions and applies a probability to each outcome and a Monte-Carlo valuation model, both of which consider significant unobservable inputs. Probabilities are applied to the clinical and regulatory milestones, for each potential scenario and the resulting values are discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. The revenue-based milestone is valued using a Monte-Carlo valuation model, which simulates estimated future revenues during the earn out-period using management’s best estimates.

Key unobservable inputs include the discount rate used to present value the projected revenues and cash flows (ranging from 1% to 2%), the probability of achieving the various technical, regulatory and commercial milestones (estimated to range from 15% be 74%) and projected revenues, which are based on the Company’s most recent internal operational budgets and long-range strategic plans.

Breethe

In April 2020, the Company acquired Breethe for $55.0 million in cash, with additional potential payouts up to a maximum of $55.0 million payable based on the achievement of certain technical, regulatory and commercial milestones.

The Company uses a combination of an income approach, based on various revenue and cost assumptions and applies a probability to each outcome and a Monte-Carlo valuation model, both of which consider significant unobservable inputs. For the regulatory milestones, probabilities are applied to each potential scenario and the resulting values are discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. The commercial milestones are valued using a Monte-Carlo valuation model, which simulates estimated future revenues during the earn out-period using management’s best estimates.

Key unobservable inputs include the discount rates used to present value the projected revenues and cash flows (ranging from 1% to 2%), the probability of achieving the various technical, regulatory and commercial milestones (estimated to range from 15% to 75%) and projected revenues, which are based on the Company’s most recent internal operational budgets and long-range strategic plans.

Contingent consideration is classified as a Level 3 liability as the estimated fair value of the contingent consideration related to the acquisitions of ECP and Breethe require significant management judgment or estimation.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of the contingent consideration for the six months ended September 30, 2021:

(in thousands)
Balance, March 31, 2021	$24,706
Change in fair value	108
Balance, September 30, 2021	$24,814

The change in fair value of the contingent consideration was primarily due to estimates related to development timelines and the passage of time on the fair value measurement of milestones.

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of September 30, 2021 and March 31, 2021, the present value of expected payments related to the Company’s contingent consideration was $24.8 million and $24.7 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $67.5 million as of September 30, 2021.

Note 7. Inventories, net

The components of inventories are as follows:

	September 30, 2021	March 31, 2021
	(in thousands)
Raw materials and supplies	$26,082	$27,782
Work-in-progress	36,025	35,187
Finished goods	23,879	18,090
Inventories, net	$85,986	$81,059

The Company’s inventories relate to its Impella® and Abiomed Breethe OXY-1 System™ (“Breethe OXY-1”) product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead.

Note 8. Property and Equipment, net

The components of property and equipment, net are as follows:

	September 30, 2021	March 31, 2021
	(in thousands)
Land	$10,822	$10,875
Building and building improvements	151,395	148,870
Leasehold improvements	1,393	439
Machinery, equipment and computer software	96,822	91,784
Furniture and fixtures	15,955	15,608
Construction in progress	14,023	10,906
Total cost	290,410	278,482
Accumulated depreciation	(93,226)	(81,353)
Property and equipment, net	$197,184	$197,129

Note 9. Goodwill and Other Intangible Assets, net

Goodwill

The carrying amount of goodwill as of September 30, 2021 and March 31, 2021 was $78.2 million and $78.6 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, in May 2005, ECP in July 2014 and Breethe in April 2020. The carrying value of goodwill and the change in the balance for the six months ended September 30, 2021 are as follows:

(in thousands)
Balance, March 31, 2021	$78,568
Foreign currency translation impact	(402)
Balance, September 30, 2021	$78,166

The Company evaluates goodwill at least annually on October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on goodwill.

Other Intangible Assets, net

Other intangible assets, net consists of the following:

			September 30, 2021		March 31, 2021
	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Finite-lived intangible assets
Developed technology	14.1	$27,000	$(1,650)	$25,350	(750)	$26,250

Indefinite-lived intangible assets
In-process research and development		15,712	—	15,712	—	15,900
Total		$42,712	$(1,650)	$41,062	(750)	$42,150

The Company’s finite-lived intangible asset represents developed technology associated with the estimated fair value of the Breethe OXY-1 System. The estimated fair value of developed technology was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flow estimates for the Breethe OXY-1 System were based on certain key assumptions, including estimates of future revenue and expenses, the stage of development of the technology at the acquisition date and the time and resources needed to complete development. During the year ended March 31, 2021, the Company reclassified the in-process research and development (“IPR&D”) asset to developed technology upon receiving FDA 510(k) clearance of the Breethe OXY-1 System and began amortizing the intangible asset on a straight-line basis over an estimated useful life of 15 years.

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

The Company evaluates the other intangible assets at least annually on October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on other intangible assets. The change in the indefinite-lived intangible assets balance for the six months ended September 30, 2021, was related to the impact of foreign currency translation.

Note 10. Other Assets

The components of other assets are as follows:

	September 30, 2021	March 31, 2021
	(in thousands)
Investment in Shockwave Medical	$61,096	$38,655
Other investments (Note 6)	55,418	62,995
Operating lease right of use asset (Note 11)	5,099	6,109
Other intangible assets and other assets	6,568	5,323
Total other assets	$128,181	$113,082

Investment in Shockwave Medical

During the three months ended September 30, 2021 and 2020, the Company recorded gains of $4.8 million and $10.8 million, respectively in other income. During the six months ended September 30, 2021 and 2020, the Company recorded gains of $22.4 million and $34.7 million, respectively in other income. During the six months ended September 30, 2020, the Company sold approximately 1.4 million of its shares in Shockwave Medical for cash proceeds of $67.9 million and recognized a gain of $47.3 million.

Other Intangible Assets and Other Assets

The Company’s other intangible assets and other assets is comprised primarily of license manufacturing rights to certain technology from third parties and other long-term assets such as from third parties and other long-term assets such as prepayments related to the Company’s clinical trial activities.

Note 11. Leases

Lessee

The following table presents supplemental balance sheet information related to the Company’s operating leases:

	September 30, 2021	March 31, 2021
	(in thousands)
Assets
Operating lease right-of-use assets in other assets	$5,099	$6,109
Liabilities
Operating lease liabilities in other current liabilities	1,785	2,459
Operating lease liabilities in other long-term liabilities	3,302	3,657
Total operating lease liabilities	$5,087	$6,116

Expense charged to operations under operating leases was $4.0 million and $5.7 million for the three and six months ended September 30, 2021, respectively. Expense charged to operations under operating leases was $1.1 million and $2.2 million for the three and six months ended September 30, 2020, respectively.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2021 are as follows:

(in thousands, except lease term and discount rate)

Fiscal Years Ending March 31,
2022 (excluding the 6 months ended September 30, 2021)	$1,043
2023	1,638
2024	1,397
2025	653
2026	75
Thereafter	575
Total future minimum lease payments	5,381
Less: present value adjustment	(294)
Total operating lease liabilities	5,087
Less: operating lease liabilities in other current liabilities	(1,785)
Operating lease liabilities in other long-term liabilities	$3,302

Weighted average remaining lease term	4.55

Weighted average discount rate	2.32%

Lessor

In March 2021, as part of the $17.5 million purchase of a building located in Danvers, Massachusetts, we assumed existing leases with third parties for a portion of the building which are classified as operating leases. The leases have annual escalating payments and the latest expires in March 2025 in accordance with the terms and conditions of the existing agreement. For the six months ended September 30, 2021, operating lease income was not material.

Note 12. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2021	March 31, 2021
	(in thousands)
Employee compensation	$35,880	$40,954
Research and development	9,193	6,983
Professional, legal, and accounting fees	2,426	1,957
Warranty	1,941	2,053
Marketing	1,660	3,674
Sales and income taxes	839	5,914
Other	4,805	4,511
	$56,744	$66,046

The accrual for employee compensation consists primarily of accrued bonuses, commissions, employee benefits and payroll taxes at September 30, 2021 and March 31, 2021.

Note 13. Stockholders’ Equity

Class B Preferred Stock

The Company has authorized 1,000,000 shares of Class B Preferred Stock, $.01 par value, of which the board of directors can set the designation, rights and privileges. No shares of Class B Preferred Stock have been issued or are outstanding.

Stock Repurchase Program

In August 2019, the Company’s Board of Directors authorized a stock repurchase program for up to $200.0 million of shares of its common stock. Under this stock repurchase program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company is funding the stock repurchase program with its available cash and marketable securities. The remaining authorization under the stock repurchase program was $103.8 million as of September 30, 2021.

The Company did not buy shares through the stock repurchase program during either of the three or six months ended September 30, 2021. The following table provides shares bought through the stock repurchase program during the three and six months ended September 30, 2020:

	For the Three Months Ended September 30,	For the Six Months Ended September 30,
	2020	2020
Shares repurchased	—	67,649
Average price per share	—	$167.19
Value of shares repurchased (in millions)	—	$11.3

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, are as follows (in thousands):

	Three and Six Months Ended September 30, 2021
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Gains (Losses) on Derivative Instruments	Total
Balance, March 31, 2021	$(14,718)	$1,369	$1,904	$(11,445)
Other comprehensive income (loss)	83	(217)	(632)	(766)
Balance, June 30, 2021	(14,635)	1,152	1,272	(12,211)
Other comprehensive income (loss)	(2,693)	545	(197)	(2,345)
Balance, September 30, 2021	$(17,328)	$1,697	$1,075	$(14,556)

	Three and Six Months Ended September 30, 2020
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Gains (Losses) on Derivative Instruments	Total
Balance, March 31, 2020	$(16,860)	$1,672	$3,999	$(11,189)
Other comprehensive income (loss)	1,360	1,755	(461)	2,654
Balance, June 30, 2020	(15,500)	3,427	3,538	(8,535)
Other comprehensive income (loss)	2,416	(814)	(266)	1,336
Balance, September 30, 2020	$(13,084)	$2,613	$3,272	$(7,199)

Note 14. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operation for each of the three and six months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$1,300	$923	$2,330	$1,627
Research and development	2,294	1,705	4,403	3,147
Selling, general and administrative	12,155	8,937	21,624	16,089
	$15,749	$11,565	$28,357	$20,863

Stock Options

The following table summarizes the stock option activity for the six months ended September 30, 2021:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at beginning of period	711	$141.87	5.46
Granted	62	286.76
Exercised	(152)	55.26
Cancelled and expired	(9)	283.42
Outstanding at end of period	612	$175.86	5.90	95,180
Exercisable at end of period	466	$149.39	4.98	85,599
Options vested and expected to vest at end of period	612	$175.86	5.90	95,180

Stock options generally vest and become exercisable annually over three years. The remaining unrecognized stock-based compensation expense for unvested stock option awards as of September 30, 2021, was approximately $10.9 million and the estimated weighted-average period over which this cost is expected to be recognized is 2.0 years.

The aggregate intrinsic value of stock options exercised was $42.8 million for the six months ended September 30, 2021. The total cash received as a result of employee stock option exercises for the six months ended September 30, 2021, was approximately $8.4 million.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model.

The weighted average grant-date fair values and weighted average assumptions used in the calculation of fair value of options granted was as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Weighted average grant-date fair value	$115.99	$100.51	$103.48	$76.10

Valuation assumptions:
Risk-free interest rate	0.77%	0.30%	0.79%	0.31%
Expected option life (years)	4.14	4.17	4.20	4.22
Expected volatility	44.72%	43.50%	44.30%	42.82%

Restricted Stock Units

The following table summarizes activity of restricted stock units for the six months ended September 30, 2021:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)	(per share)
Restricted stock units at beginning of period	301	$273.57
Granted	156	288.64
Vested	(103)	304.20
Forfeited	(19)	270.35
Restricted stock units at end of period	335	$271.32

Restricted stock units generally vest annually over three years. The remaining unrecognized compensation expense for outstanding restricted stock units, including performance and market-based awards, as of September 30, 2021 was $70.6 million and the estimated weighted-average period over which this cost is expected to be recognized is 2.1 years.

The weighted average grant-date fair value for restricted stock units granted during the six months ended September 30, 2021 was $288.64. The total fair value of restricted stock units vested during the six months ended September 30, 2021 was $31.4 million.

Performance-Based Awards

The Company grants performance-based restricted stock units to certain executive officers and employees, which vest upon achievement of prescribed service milestones by the award recipients and the achievement of prescribed performance milestones by the Company. As of September 30, 2021, the Company recognized compensation expense based on the probable outcomes related to the prescribed performance targets on the outstanding awards.

Market-Based Awards

The Company grants market-based restricted stock units to certain executive officers and employees. These restricted stock units vest upon achievement of prescribed service-based milestones, relative TSR goals by the Company and the achievement of prescribed performance milestones, as defined in the respective agreements.

The relative total shareholder return (“TSR”) is based on the Company’s common stock in relation to the TSR of twenty peer companies over a defined period, based on a comparison of average closing stock prices during the 20 trading days prior to the first day of the performance period, reinstated dividends during each performance period and the average closing stock prices during the final 20 trading days of each performance period. The actual number of market-based restricted stock units that may be earned can range from 0% to 200% of the target number of shares. The payout percentage may be further adjusted based on the Company’s performance relative to the constituents of the S&P 500 Index on the first day of the performance period that are still actively trading on the last day of each performance period, as defined in the respective agreements.

The Company used a Monte-Carlo simulation model to estimate the grant-date fair value of the market-based restricted stock units. The fair value related to these awards are recorded as compensation expense over the period from date of grant, based on the probable outcomes related to the prescribed performance targets on the outstanding awards, regardless of the actual TSR outcome reached.

The table below sets forth the assumptions used to value the awards and the estimated grant-date fair value:

	May 2021	May 2020
Risk-free interest rate	0.3%	0.2%
Expected volatility	44.8%	35.5%
Dividend yield	—	—
Remaining performance period (years)	2.8	1.9 - 2.9
Estimated fair value per share	$292.40	$347.05 - $349.28
Target performance (number of shares)	25,172	30,881

Note 15. Income Taxes

The Company’s income tax provision was $10.3 million and $10.7 million for the three months ended September 30, 2021 and 2020, respectively. The Company’s income tax provision was $27.5 million and $27.2 million for the six months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate was 15.3% and 14.7% for the three months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate was 47.5% and 20.3% for the six months ended September 30, 2021 and 2020, respectively. The effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended September 30, 2021 and 2020 primarily due to the recognition of excess tax benefits associated with stock-based awards of $6.2 million and $7.9 million as an income tax benefit for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate differs from the statutory federal income tax rate of 21% for the six months ended September 30, 2021 and 2020 primarily due to a non-deductible charge for in-process research and development related to the preCARDIA acquisition offset by excess tax benefits related to share-based compensation.    The Company recognized excess tax benefits associated with stock-based awards of $9.8 million and $8.5 million for the six months ended September 30, 2021 and 2020, respectively.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The outcome of these audits cannot be predicted with certainty. The Company’s most recent completed income tax audits were in the U.S. relating to fiscal year 2016 and in Germany, which covered fiscal years 2012 through 2015. These tax audits did not materially impact the financial statements. The Company is currently undergoing an income tax audit by the German tax authorities on Abiomed Europe GMBH and ECP for fiscal years 2016 through 2019. All other tax years remain subject to examination by the federal, state and foreign tax authorities.

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

In September 2016, Maquet filed a response to the Company’s suit in D. Mass., including various counterclaims alleging that the Company’s Impella 2.5®, Impella CP®, Impella 5.0®, and Impella RP® heart pumps infringe certain claims of the three original issued U.S. patents (“2016 Action”). In July 2017, the Court granted a motion to add three of the four additional continuation patents to the 2016 Action.  In April 2018, the Court conducted a Markman hearing on claim interpretation. On September 7, 2018, the judge issued a Memorandum and Order on Claim Construction, where he interpreted the disputed claim terms in the case.  Maquet then filed a motion for reconsideration of the Court’s construction of one of the disputed claim terms. The motion was denied on May 22, 2019. As a result of the Court’s denial, only one of the six originally asserted patents is in dispute. The Company filed a motion for summary judgement (the “MSJ”) for the remaining patent on September 18, 2019 (non-infringement) and April 13, 2020 (invalidity). The parties argued the MSJ for non-infringement on November 19, 2019 and the MSJ for invalidity on August 20, 2020.

On September 30, 2021, the Court granted the Company’s MSJ for non-infringement of the asserted claims in the remaining patent which expired on September 1, 2020.   On October 20, 2021, Maquet filed a motion for reconsideration of the Order in favor of the Company. The Company intends to file a response to Maquet’s motion in due time.  Because the Court has not yet issued a final judgement, the case is not yet appealable to the Federal Circuit.

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

The Company is unable to estimate the potential liability with respect to the legal matters noted above. There are numerous factors that make it difficult to meaningfully estimate possible loss or range of loss at this stage of the legal proceedings, including the significant number of legal and factual issues still to be resolved in the Maquet patent disputes.

Thoratec Matters

Thoratec Corporation (“Thoratec”), a subsidiary of Abbott Laboratories (“Abbott”), has challenged a number of Company-owned patents in Europe in connection with the launch of Thoratec’s HeartMate PHP™ medical device (“PHP”) in Europe and the Company has counterclaimed for infringement in the District Court, or the Court of 1st Instance, in Düsseldorf. The litigation was stayed pending the Federal Court of Justice, the Court of 3rd and Last Instance in Germany for patent infringement cases,  ruling on the validity and scope of the litigated patents. In September 2019, the Federal Court of Justice in Germany upheld the Company’s patents that are the subject of the patent infringement action for the sales and marketing of Thoratec’s PHP pump in Germany. Subsequently, the Court of 1st Instance in Düsseldorf lifted the stay, re-opened the litigation proceedings, and ruled in favor of the Company.  The Court of 1st Instance acknowledged that Thoratec’s PHP product infringes two of the Company’s patents related to the key features of Impella® intravascular pump and future expandable heart pump, known as Impella ECP®.  Abbott appealed and the oral hearing was held on August 26, 2021.

On September 23, 2021, the Appellate Court (the “Court of 2nd Instance”) in Düsseldorf upheld the ruling by the Court of 1st Instance in both cases and did not allow an appeal to the Federal Court of Justice.  Thoratec has until the end of October 2021 to appeal the Court of 2nd Instance’s order denying appeal in both cases to the Federal Court of Justice.   If Thoratec forgoes the appeal or the case is not heard by Federal Court of Justice, then the verdict will be deemed final and enforceable. The judgement will remain provisionally enforceable until the final resolution, which means that the Company is able to seek a court ordered injunction preventing the sale and marketing by Thoratec of PHP, should Thoratec attempt to launch HeartMate PHP in Germany.

These actions relate solely to Thoratec’s ability to manufacture and sell its PHP product in Europe and have no impact on the Company's ability to manufacture or sell its Impella® line of medical devices.  The actions do not expose the Company to liability risk, except under local German law, which requires a losing party in a proceeding to pay a portion of the other party’s legal fees.

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

The complaints alleged that the Company violated Sections 10(b) and 20(a) of and Rule 10b-5 under the Exchange Act, in connection with allegedly misleading disclosures made by the Company regarding its financial condition and results of operations.

On June 29, 2020, SDNY issued an order consolidating the two cases and appointed Local 705 International Brotherhood of Teamsters Pension Fund as the lead plaintiff and Labaton Sucharow LLP as lead counsel.  On September 17, 2020, the lead plaintiff filed an amended complaint in which it proposed a new class period of May 3, 2018 to July 31, 2019. As prescribed by a scheduling order, the Company filed a motion to dismiss on November 16, 2020. On September 21, 2021, SDNY granted the Company’s motion, dismissed the amended complaint, and gave the lead plaintiff leave to move to amend the complaint by October 12, 2021. On October 12, 2021, the Company and the lead plaintiff entered into a stipulation to voluntarily dismiss the securities class action and SDNY ordered dismissal of the case with prejudice on the same day. Under the terms of the stipulation, the lead plaintiff has agreed not to move for leave to amend the complaint and not to appeal the dismissal of the action.

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

The Company is unable to estimate the potential liability with respect to the various legal matters noted above. There are numerous factors that make it difficult to estimate reasonably possible loss or range of loss at this stage of the legal proceedings, including the significant number of legal and factual issues still to be resolved in the shareholder derivative litigations.

Note 17. Segment and Enterprise Wide Disclosures

The Company operates in one business segment: the research, development and sale of medical devices to assist or replace the pumping function of the failing heart. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s consolidated operating results. Rest of world sales (meaning sales outside the U.S., primarily in Europe and Japan) accounted for 19% and 18% of total revenue for each of the three months ended September 30, 2021 and 2020, respectively. Rest of world sales (meaning sales outside the U.S., primarily in Europe and Japan) accounted for 19% and 18% of total revenue for each of the six months ended September 30, 2021 and 2020, respectively. The Company’s long-lived assets are located in the U.S., except for $56.9 million and $56.4 million at September 30, 2021 and March 31, 2021, respectively, which are located primarily in Germany.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Report, including the documents incorporated by reference in this Report, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “should,” “likely,”  “will” and other words and terms of similar meaning. Each forward-looking statement in this Report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include: the impact of public health threats and epidemics, including the COVID-19 pandemic and resulting or prolonged economic downturns on our operations and financial conditions; effects on our profitability if we are unable to manufacture our products as a result of natural or man-made disasters; fluctuations in foreign currency exchange rates; our dependence on Impella® products for most of our revenues; our ability to successfully compete against our existing or potential competitors; the acceptance of our products by cardiac surgeons and interventional cardiologists, especially those with significant influence over medical device selection and purchasing decisions; the effect of long sales and training cycles associated with expansion into new hospital cardiac centers; the potential for reduced market acceptance of our products and reduced revenue due to lengthy clinician training process; our ability to effectively manage our growth; our ability to anticipate demand for, and successfully commercialize, our products; the impact of unsuccessful clinical trials or procedures relating to products under development; our ability to develop additional and high-quality manufacturing capacity to support continued demand for our products; our dependence on third-party payers to provide reimbursement to our customers of our products; our suppliers’ failure to provide the components we require; our reliance on distributors to sell our products in international markets; our success in expanding our direct sales activities into international markets; our ability to sustain profitability at levels achieved in recent years; the unpredictability of fluctuations in our operating results; our ability to develop and commercialize new products or acquire desirable companies, products or technologies; inventory write-downs and other costs due to product quality issues; risks and liabilities associated with acquisitions of other companies or businesses, including our ability to integrate acquired businesses into our operations; the impact of consolidation in the healthcare industry on our prices; our ability to attract and retain key personnel; our ability to obtain governmental and other regulatory approvals and market and sell our products in certain jurisdictions; regulatory or enforcement actions and product liability suits relating to off-label uses of our products; the increased risk of material product liability claims and impact on our reputation and financial results; our ability to maintain compliance with regulatory requirements and continuing regulatory review; the impact of mandatory or voluntary product recalls; material impairments caused by shutdowns of the U.S. federal government; changes in healthcare reimbursement systems in the U.S. and abroad; our ability to comply with healthcare “fraud and abuse” laws and any related penalties for non-compliance; our failure to comply with the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations; our or our vendors’ ability to achieve and maintain high manufacturing standards; the economic effects of “Brexit” and related impacts to relationships with our existing and future customers; our potential “ownership change” for U.S. federal income tax purposes and our limited utilization of net operating losses from prior tax years; our ability to maintain compliance with, and the impact on us of changes in, tax laws including U.S. Tax Reform legislation; our ability to comply with, and the impact of any related costs or regulatory actions with respect to, environmental, health and safety requirements; our failure to protect our intellectual property or develop or acquire additional intellectual property; compliance with laws protecting the confidentiality of patient health information; disruptions of critical information systems or material breaches in the security of our systems; risks relating to our shares of common stock, including market price volatility and the potential for dilution to our stockholders’ ownership interests through the sale of additional securities; changes in methods, estimates and judgments we use in applying our accounting policies; changes in accounting standards, tax laws and financial reporting requirements; the outcome of ongoing securities class action litigation relating to our public disclosures; and other factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended March 31, 2021 and the filing subsequently filed with or furnished to the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Report, which speak only as of the date of this Report. Any forward-looking statement made in this Report speaks only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements whether as a result of new information, future events or otherwise, unless otherwise required by law.

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

COVID-19 Pandemic

We are subject to additional risks and uncertainties as a result of the ongoing COVID-19 pandemic. The ongoing COVID-19 pandemic has adversely impacted and is likely to further adversely impact our business and markets, including our workforce and the operations of our customers, suppliers, and business partners. While the COVID-19 (including new variants of COVID-19) pandemic remains fluid and continues to evolve differently across various geographies, we believe we are likely to continue to experience variable impacts on its business, including, for example: supply shortages, particularly of our product components; supply chain disruptions, which may limit our ability to manufacture or distribute our products.

The depth and extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations, financial condition and individual markets is dependent upon various factors, including the spread of additional variants; the availability of vaccinations, personal protective equipment, intensive care unit (“ICU”) and operating room capacity, and medical staff; and government interventions to reduce the spread of the virus. During the second quarter of fiscal year 2022, we experienced varying levels of recovery across our product lines and geographic locations from the challenges caused by the pandemic. Despite these improvements, the impact of COVID-19 on our patient utilization volumes is likely to vary widely by country, region, and type. In particular, our Impella product revenue increased in the three and six months ended September 30, 2021 as a result of sales mix and higher patient utilization in the U.S., Germany and Japan as compared to the three and six months ended September 30, 2020, however, in the second quarter of fiscal year 2022, patient utilization of Impella heart pump devices was negatively impacted by an increase in COVID-19 hospitalizations and ongoing shortage of hospital workers that limited ICU capacity which contributed to some deferral of elective procedures. When COVID-19 infection rates spike in a particular region, our patient utilization volumes have generally been negatively impacted as hospitals face capacity limitations, staffing shortages and some in-patient treatments have been deferred. While we believe there may be a backlog of patients in need of medical attention that requires the use of our products, it is difficult to predict when or if those patients may ultimately seek treatment, and therefore, the extent to which COVID-19 may impact patient utilization and, consequently, product revenue.

To ensure the health and safety of our global employees, we continue to offer onsite COVID-19 testing and vaccinations in order to maintain a safe working environment. Our proactive testing and vaccination programs have reduced exposure with early detection and enabled our manufacturing facilities to operate at full capacity.

We continue to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including any impact on our customers, employees, suppliers, vendors, business partners and distribution channels, as well as on procedures and the demand for our products by keeping apprised of local, regional, and global COVID-19 surges (including new variants of the virus). As of the date of issuance of these financial statements, the extent to which the COVID-19 pandemic may materially adversely affect our financial condition, liquidity or results of operations is uncertain.

Acquisition of preCARDIA

We acquired 100% interest in preCARDIA on May 28, 2021. preCARDIA is a developer of a proprietary catheter and controller that will complement Abiomed’s product portfolio to expand options for patients with acute decompensated heart failure (“ADHF”). The preCARDIA system is uniquely designed to rapidly treat ADHF-related volume overload by effectively reducing cardiac filling pressures and promoting decongestion to improve overall cardiac and renal function. We acquired preCARDIA for a purchase price of $115.2 million, with a potential payout of $5 million payable based on achievement of a commercial milestone.  The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the acquisition related to the acquired in-process research and development asset.  Since the acquired technology platform is pre-commercial and has not reached technical feasibility, the cost of the in-process research and development asset was expensed, resulting in a charge of $115.5 million to the condensed consolidated statements of operations for the six months ended September 30 2021. In addition, we recognized a gain of $21.0 million related to our previously owned minority interest within the condensed consolidated statements of operations for the six months ended September 30 2021.

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

In September 2019, the Impella 5.5 device received a PMA from the FDA for safety and efficacy in the therapy of cardiogenic shock for up to 14 days in the U.S. The Impella 5.5 pump was introduced in the U.S. through a controlled rollout at hospitals with established heart recovery protocols beginning in fiscal year 2020. The Impella 5.5 device received CE Mark approval in Europe in April 2018 is being introduced in Europe through a similar controlled rollout. We have submitted an application to the PMDA for the Impella 5.5 device in Japan.

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

Impella Connect®

Impella Connect is a cloud-based technology that enables secure, remote viewing of the Automated Impella Controller, or AIC, for physicians and hospital staff. We began a controlled roll-out of Impella Connect at certain hospital sites during fiscal year 2020 and have transitioned most of our customers in the U.S. and continue to introduce this technology to hospitals outside the U.S.

Abiomed Breethe OXY-1 SystemTM

The Breethe OXY-1 System is a portable external respiratory assistance device that we acquired as part of our acquisition of Breethe, in April 2020 as part of our efforts to expand our product portfolio to support the needs of patients, such as those suffering from cardiogenic shock or respiratory failure, whose lungs can no longer provide sufficient oxygenation. The Breethe OXY-1 System takes venous blood from the patient, removes carbon dioxide and adds oxygen much like a human lung, and returns the oxygenated blood safely back to the patient. In October 2020, the Breethe OXY-1 System received a 510(k) clearance from the FDA for an all-in-one, compact cardiopulmonary bypass system. We will continue to conduct a controlled launch of the Breethe OXY-1 System at a limited number of hospitals in the U.S.

Our Product Pipeline

Impella ECP™

The Impella ECP device is designed for blood flow of greater than three liters per minute. It is intended to be delivered on a standard sized (9Fr) catheter and will include an expandable inflow in the left ventricle. The Impella ECP device has achieved initial FDA safety milestones, including completion of the first stage in its FDA early feasibility study (“EFS”). The prospective, multi-center, non-randomized EFS is designed to allow us, study investigators, and the FDA to make qualitative assessments about the safety and feasibility of Impella ECP use in high-risk percutaneous coronary intervention (“PCI”) patients. In fiscal year 2021, we received approval from the FDA to expand the EFS for the Impella ECP device and we continue to enroll patients in this study. In August 2021, we received Breakthrough Device designation by the FDA for the Impella ECP device, which is provided pursuant to the FDA’s Breakthrough Device Program, a program intended to help patients receive more timely access to certain medical technologies by providing a speedier development, assessment and review process for such technologies. Concurrently, we are finalizing the protocol of a single arm pivotal high-risk PCI study for the Impella ECP device as part of an investigational device exemption (“IDE”) submission with the FDA. The Impella ECP device is still in development and has not been approved for commercial use or sale.

Impella XR Sheath™

The Impella XR Sheath is a low-profile sheath that expands and recoils, allowing for small bore access and closure with certain Impella heart pumps. It inserts at 10 French (Fr) and the flexible, nitinol braids momentarily expand during insertion, then recoil, simplifying access for complex interventions. The Impella XR sheath is intended to produce less trauma at the arterial access site compared to large bore sheaths. In December 2020, the Impella XR Sheath for our Impella 2.5 device received a 510(k) clearance from the FDA. The Impella XR Sheath for our Impella CP device is still in development and has not been cleared for commercial use or sale.

Impella BTR™

The Impella BTR device is designed to be a percutaneous micro heart pump with integrated motors and sensors. The Impella BTR device is designed to be smaller, provide up to one year of hemodynamic support and is expected to allow for greater than five liters of blood flow per minute.  The Impella BTR device will also include a wearable driver designed for hospital discharge.  The Impella BTR pump is still in development and has not been approved for commercial use or sale.

Critical Accounting Policies and Estimates

Other than the accounting policy changes discussed in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements, which is incorporated herein by reference, there have been no significant changes in our critical accounting policies during the three and six months ended September 30, 2021, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Results of Operations for the Three and Six Months Ended September 30, 2021 compared with the Three and Six Months Ended September 30, 2020

The following table sets forth certain condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	17.7	18.5	17.8	19.9
Research and development	16.5	14.6	15.7	15.2
Selling, general and administrative	41.4	37.7	41.2	39.4
Acquired in-process research and development	—	—	23.1	—
Total costs and expenses	75.6	70.8	97.8	74.5
Operating Income	24.4	29.2	2.2	25.5
Other income and income tax provision, net	(1.4)	0.5	3.8	3.0
Net income	23.0%	29.7%	6.1%	28.5%

Revenue

The following table disaggregates revenue by products and services:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Product revenue	$235,785	$199,676	$477,259	$355,093
Service and other revenue	12,357	10,088	23,468	19,521
Total revenue	$248,142	$209,764	$500,727	$374,614

The following table disaggregates revenue by geographical location:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
U.S.	$200,485	$172,147	$407,628	$306,872
Europe	32,527	25,350	64,764	45,008
Japan	12,267	10,311	23,551	19,296
Rest of world	2,863	1,956	4,784	3,438
Total revenue	$248,142	$209,764	$500,727	$374,614

Impella product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5, Impella RP and Impella AIC product sales and related accessories. Service and other revenue represents revenue earned on service maintenance contracts and preventative maintenance calls.

Total Revenue

Total revenue for the three months ended September 30, 2021 increased by $38.3 million, or 18%, to $248.1 million from $209.8 million for the three months ended September 30, 2020. Total revenue for the six months ended September 30, 2021 increased $126.1 million, or 34% to $500.7 million from $374.6 million for the six months ended September 30, 2020. The increase in total revenue from the three and six months ended September 30, 2020 to the three and six months ended September 30, 2021 was driven by both Impella product revenue and service and other revenue, as further described below.

Impella Product Revenue

Impella product revenue for the three months ended September 30, 2021 increased by $36.1 million, or 18%, to $235.8 million from $199.7 million for the three months ended September 30, 2020. Impella product revenue for the six months ended September 30, 2021 increased by $122.2 million, or 34%, to $477.3 million from $355.1 million for the six months ended September 30, 2020. Impella product revenue increased in the three and six months ended September 30, 2021 primarily related to sales mix and higher patient utilization in the U.S., Germany and Japan as compared to the three and six months ended September 30, 2020, as we are experiencing varying levels of recovery across our product lines and geographic locations due to the challenges caused by the COVID-19 pandemic. Despite these improvements, the impact of COVID-19 on our patient utilization volumes is likely to vary widely by country, region, and type. In the second quarter of fiscal year 2022, patient utilization of Impella heart pump devices was negatively impacted by an increase in COVID-19 hospitalizations and ongoing shortage of hospital workers that limited ICU capacity which contributed to some deferral of elective procedures. When COVID-19 infection rates spike in a particular region, our patient utilization volumes have generally been negatively impacted as hospitals face capacity limitations, staffing shortages and some in-patient treatments have been deferred. While we believe there may be a backlog of patients in need of medical attention that requires the use of our products, it is difficult to predict when or if those patients may ultimately seek treatment, and therefore, the extent to which COVID-19 may impact patient utilization and, consequently, product revenue.

Service and Other Revenue

Service and other revenue for the three months ended September 30, 2021 increased by $2.3 million, or 23%, to $12.4 million from $10.1 million for the three months ended September 30, 2020. Service and other revenue for the six months ended September 30, 2021 increased $4.0 million, or 21%, to $23.5 million from $19.5 million for the six months ended September 30, 2020.

The increase in total service and other revenue from the three and six months ended September 30, 2020 to the three and six months ended September 30, 2021 was primarily due to an increase in preventative maintenance service contracts. We have expanded the number of Impella AIC consoles at many of our existing higher volume customer sites and continue to sell additional consoles to new customer sites. We expect revenue growth for service revenue to be consistent with recent history as most of these higher volume customer sites in the U.S. have service contracts which typically have three-year terms.

Costs and Expenses

Cost of Revenue

Cost of revenue for the three months ended September 30, 2021 increased by $5.2 million, or 13%, to $43.9 million from $38.7 million for the three months ended September 30, 2020. Gross margin was 82.3% for the three months ended September 30, 2021 and 81.5% for the three months ended September 30, 2020.

Cost of revenue for the six months ended September 30, 2021 increased by $14.4 million, or 19%, to $89.1 million from $74.7 million for the six months ended September 30, 2020.  Gross margin was 82.2% for the six months ended September 30, 2021 and 80.1% for the six months ended September 30, 2020.

The increase in cost of product revenue from the three and six months ended September 30, 2020 to the three and six months ended September 30, 2021 was primarily due to increased production volume and investment in direct labor and overhead as we expanded our manufacturing capacity of our facilities in the U.S. and Germany. The increase in gross margin from the three and six months ended September 30, 2020 to the three and six months ended September 30, 2021 was primarily due to a higher production volume and sales mix primarily associated with our initial launch of Impella 5.5.

We expect that our ongoing investment in manufacturing capacity and the expansion of our Impella CP SmartAssist and Impella Connect platform may decrease gross margin slightly in the near future.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2021 increased by $10.5 million, or 34%, to $41.0 million from $30.5 million for three months ended September 30, 2020.

Research and development expense for the six months ended September 30, 2021 increased $21.8 million, or 38% to $78.7 million from $56.9 million for the six months ended September 30, 2020.

The increase in research and development expenses from the three and six months ended September 30, 2020 to the three and six months ended September 30, 2021 is primarily due to our increases in regulatory and quality hiring, ongoing product development initiatives relating to our existing and pipeline products, the development of the Impella ECP™, Breethe OXY-1 System™, Impella XR Sheath™, Impella BTRTM and preCARDIA devices, the expansion of our engineering organization, continued investment in our clinical trials, most notably the STEMI DTU and PROTECT IV studies, and our focus on clinical, technological and quality initiatives for our products.

We expect research and development expenses to continue to increase as we continue to increase engineering, product development and clinical spending related to our initiatives to improve our existing products and develop new technologies and conduct clinical studies. Research and development expenses can fluctuate with project timing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2021 increased by $23.6 million, or 30%, to $102.8 million from $79.2 million for the three months ended September 30, 2020.

Selling, general, and administrative expenses for the six months ended September 30, 2021 increased $58.7 million, or 40%, to $206.3 million from $147.6 million for the six months ended September 30, 2020.

Selling, general and administrative expenses increased from the three and six months ended September 30, 2020 to the three and six months ended September 30, 2021 primarily due to increases in commercial hiring, marketing, clinical training and education initiatives and higher stock compensation expense.

We aim to continue to invest strategically in hiring and sales and marketing activities, with a particular focus on training and education to drive utilization of our Impella devices and recovery awareness for acute heart failure patients.

Operating Income

Operating income for the three months ended September 30, 2021 decreased by $0.9 million, to $60.4 million, compared to $61.3 million operating income for the three months ended September 30, 2020. Operating margin was 24.4% for the three months ended September 30, 2021 compared to 29.2% for the three months ended September 30, 2020. The decrease in operating income and margin was primarily due to strategic investments in clinical, engineering, commercial, training and marketing initiatives which increased operating expenses  as described above.

Operating income for the six months ended September 30, 2021 decreased by $84.2 million, to $11.2 million, compared to $95.4 million operating income for the six months ended September 30, 2020. Operating margin was 2.2% for the six months ended September 30, 2021 compared to 25.5% for the six months ended September 30, 2020. The decrease in operating income and margin was primarily due to the preCARDIA acquisition in May 2021. The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the acquisition related to the acquired in-process research and development asset.  Since the acquired technology platform is pre-commercial and has not reached technical feasibility, the cost of the in-process research and development asset was expensed, resulting in a charge of $115.5 million to the condensed consolidated statements of operations for the six months ended September 30, 2021.

Other Income

Other income decreased by $4.8 million, to other income of $6.8 million for the three months ended September 30, 2021, compared to other income of $11.6 million for the three months ended September 30, 2020. The decrease was primarily due to the recognition of a $4.8 million gain from our investment in Shockwave Medical for the three months ended September 30, 2021, compared to a $10.8 million gain from our investment in Shockwave Medical for the three months ended September 30, 2020.

Other income, increased by $8.2 million, to other income of $46.8 million for the six months ended September 30, 2021, compared to other income of $38.6 million for the six months ended September 30, 2020. This increase was primarily due to a $21.0 million gain related to our previously owned minority interest in preCARDIA recognized upon the acquisition of preCARDIA in May 2021 and a $22.4 million gain from our investment in Shockwave Medical for the six months ended September 30, 2021, compared to a $34.7 million gain from our investment in Shockwave Medical for the six months ended September 30, 2020.

Income Tax Provision

Our income tax provision was $10.3 million and $10.7 million for the three months ended September 30, 2021 and 2020, respectively. Our effective tax rate was 15.3% and 14.7% for the three months ended September 30, 2021 and 2020, respectively. Our income tax provision was $27.5 million and $27.2 million for the six months ended September 30, 2021 and 2020, respectively. Our effective tax rate was 47.5% and 20.3% for the six months ended September 30, 2021 and 2020, respectively. The change in the effective tax rate for the six months ended September 30, 2021 is primarily due to a non-deductible charge for in-process research and development related to the preCARDIA acquisition offset by an increase in excess tax benefits related to share-based compensation.

Net Income

Net income for the three months ended September 30, 2021 was $57.0 million, or $1.25 per basic share and $1.24 diluted share, compared to net income of $62.2 million, or $1.38 per basic share and $1.36 per diluted share, for three months ended September 30, 2020.

Net income for the six months ended September 30, 2021, was $30.4 million, or $0.67 per basic share and $0.66 per diluted share, compared to net income of $106.8 million, or $2.37 per basic share and $2.34 per diluted share for the six months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, our total cash, cash equivalents and marketable securities totaled $861.5 million, an increase of $13.7 million compared to $847.8 million at March 31, 2021. The increase in our cash, cash equivalents and marketable securities during the six months ended September 30, 2021 was primarily due to changes in working capital.

Following is a summary of our cash flow activities:

	For the Six Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$115,931	$108,968
Net cash used for investing activities	(108,395)	(81,314)
Net cash used for financing activities	(786)	(14,711)
Effect of exchange rate changes on cash	2,422	(3,043)
Net increase in cash and cash equivalents	$9,172	$9,900

Cash Provided by Operating Activities

For the six months ended September 30, 2021, cash provided by operating activities consisted of net income of $30.4 million, plus non-cash items of $132.1 million offset by cash used in working capital of $46.6 million. Adjustments for non-cash items consisted primarily of $115.5 million for acquired preCARDIA in-process research and development, a $21.0 million gain related to our previously owned minority interest in preCARDIA recognized upon the acquisition of preCARDIA in May 2021, a $22.4 million change in fair value of our investments in Shockwave Medical and other private medical technology companies, $28.4 million of stock-based compensation expense, $13.9 million of depreciation and amortization expense, $8.2 million in deferred tax provision, $6.2 million in inventory and other write-downs, and $1.8 million in accretion on marketable securities. The change in cash from working capital included a $7.4 million decrease in accounts receivable due to timing of collections, a $21.9 million decrease in accounts payable, accrued expenses and other liabilities offset by a $20.3 increase in prepaid expenses and other assets and a $11.7 increase in inventory due to the mix of customer demand and production.

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

Cash Used for Investing Activities

For the six months ended September 30, 2021, net cash used for investing activities primarily consisted of $82.8 million for our acquisition of preCARDIA, $3.9 million for our investment in private medical technology companies, $7.3 million in purchases of marketable securities (net of sales), and $14.4 million for the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers and Aachen, Germany.

For the six months ended September 30, 2020, net cash used for investing activities primarily consisted of $74.4 million in purchases from the sale of marketable securities (net of maturities), $52.2 million in net cash for our acquisition of Breethe and $19.6 million used in the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers and Aachen, Germany. We also made an additional $3.1 million investment in a private medical technology companies. These amounts were partially offset by $67.9 million in proceeds from the sale of Shockwave Medical securities.

Capital expenditures for fiscal year 2022 are estimated to range from $30 million to $40 million to support the long-term development of our business, including manufacturing capacity, building expansions in our Danvers and Aachen facilities and information systems development projects.

Cash Used for Financing Activities

For the six months ended September 30, 2021, net cash used for financing activities included $12.1 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards. These amounts were offset by $8.4 million in proceeds from the exercise of stock options and $3.0 million in proceeds from the issuance of stock under the employee stock purchase plan.

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

Operating Capital Resources and Liquidity Requirements

Our sources of cash liquidity are primarily from existing cash and cash equivalents, marketable securities and cash flows from operations. On September 30, 2021, our total cash, cash equivalents, and short and long-term marketable securities totaled $861.5 million, an increase of $13.7 million compared to $847.8 million at March 31, 2021. Marketable securities at September 30, 2021 consisted of $619.7 million held in funds that invest in U.S. Treasury securities, government-backed securities, corporate debt securities and commercial paper. We generated operating cash flows of $115.9 million and $109.0 million for the six months ended September 30, 2021 and 2020, respectively. At September 30, 2021, we had no debt outstanding. We believe that our sources of liquidity are sufficient to fund the current requirements of working capital, capital expenditures, and other financial commitments for at least the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of our fiscal year ending March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2021, which could materially affect our business, financial condition or future results. The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Risks Related to Our Business, Industry and Operations

The various United States federal government orders and regulations directing employers to require their employees to be vaccinated could lead to labor disruptions, which could have a material adverse effect on our business and results of operations.

On September 9, 2021, President Biden issued an executive order obligating parties that contract with the federal government to require their employees to be fully vaccinated against COVID-19, with limited exceptions for certain accommodations. Additionally, on September 9, 2021, President Biden announced a plan directing the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an emergency temporary standard requiring all private employers with 100 or more workers to mandate COVID-19 vaccination or produce a weekly test for all employees. As a company with more than 100 employees, we would thus be required to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly.

Given current information, it is not possible to predict with certainty the impacts the impending mandates would have on us. These mandates may result in increased costs, labor disruptions or employee attrition, which could be material as a substantial number of our employees are based in areas of the country where vaccination rates are below the national average. If we lose employees, it may be difficult in the current competitive labor market to find replacement employees, and this could have an adverse effect on future revenues and costs, which could be material. Additional uncertainty could be caused by competing and potentially conflicting laws and regulations, such as the recent executive order issued by the governor of Texas prohibiting vaccine mandates. Accordingly, the impending mandates when implemented could have a material adverse effect on our business and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable
(b)	Not applicable
(c)	Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation		S-3	September 29, 1997	3.1

3.2	Amended & Restated By-Laws, as Amended and Restated February 4, 2020		10-K	May 21, 2020 (File No. 001-09585)	3.2

3.3	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000		8-K	March 21, 2007 (File No. 001-09585)	3.4

10.1*	Form of Indemnification Agreement by and between the Company and its directors and officers		8-K	August 13, 2021 (File No. 001-09585)	10.1

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer	X

32.1	Section 1350 certification	X

101

The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (Unaudited) as of  September 30, 2021 and March 31, 2021; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended September 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended September 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended September 30, 2021 and 2020 (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended September 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

		X

104	Cover page from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL and contained in Exhibit 101	X

* Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: October 28, 2021	/s/ TODD A. TRAPP
Todd A. Trapp
Vice President and Chief Financial Officer
(Authorized Signatory)