Form 10-Q
period 2021-12-31
ABIOMED INC
filed 2022-02-03
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of January 27, 2022, 45,516,200 shares of the registrant’s common stock, $.01 par value, were outstanding.

EXPLANATORY NOTES

Pending Trademarks and Registered Marks

Throughout this quarterly report on Form 10-Q (“this Report”), we refer to various trademarks, service marks and trade names that we use in our business. Abiomed, Impella, Impella 2.5, Impella 5.0, Impella LD, Impella CP, Impella RP, Impella 5.5, Impella Connect, and SmartAssist are registered trademarks of Abiomed, Inc., and are registered in the U.S. and certain foreign countries. Impella ECP, Impella XR Sheath, Impella BTR, CVAD STUDY, STEMI DTU, Automated Impella Controller,  Abiomed Breethe OXY-1 System and preCARDIA are pending trademarks of ABIOMED, Inc. Other trademarks and service marks appearing in this Report are the property of their respective holders.

Company References

Throughout this Report, unless the context otherwise requires, “ABIOMED, Inc.,” the “Company,” “we,” “us” and “our” refer to ABIOMED, Inc. and its consolidated subsidiaries.

Where You Can Find More Information

We make available, free of charge on our website located at www.abiomed.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with or furnishing such reports to the U.S. Securities and Exchange Commission (“SEC”). We also use our website for the distribution of Company information. The information we post on our website may be deemed to be material information. Accordingly, investors should monitor our website, in addition to following our press releases, SEC reports and other filings and public conference calls and webcasts. The contents of our website are not incorporated by reference into this Report.

PART I. FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)

	December 31, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$144,255	$232,710
Short-term marketable securities	524,966	350,985
Accounts receivable, net	88,952	97,179
Inventories, net	90,199	81,059
Prepaid expenses and other current assets	36,634	26,032
Total current assets	885,006	787,965
Long-term marketable securities	262,635	264,085
Property and equipment, net	196,880	197,129
Goodwill	77,449	78,568
Other intangibles, net	40,278	42,150
Deferred tax assets	3,680	11,380
Other assets	126,949	113,082
Total assets	$1,592,877	$1,494,359
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,066	$34,842
Accrued expenses	66,668	66,046
Deferred revenue	24,867	24,322
Other current liabilities	3,195	3,759
Total current liabilities	126,796	128,969
Other long-term liabilities	10,805	10,162
Contingent consideration	21,539	24,706
Deferred tax liabilities	799	847
Total liabilities	159,939	164,684
Commitments and contingencies (Note 16)
Stockholders' equity:
Class B Preferred Stock, $.01 par value	—	—
1,000 shares authorized; issued and outstanding - none
Common stock, $.01 par value	455	453
100,000 shares authorized; 48,229 and 47,929 shares issued as of December 31, 2021 and March 31, 2021, respectively
45,516 and 45,271 shares outstanding as of December 31, 2021 and March 31, 2021, respectively
Additional paid in capital	853,210	800,690
Retained earnings	904,187	828,007
Treasury stock at cost - 2,713 and 2,658 shares as of December 31, 2021 and March 31, 2021, respectively	(304,425)	(288,030)
Accumulated other comprehensive loss	(20,489)	(11,445)
Total stockholders' equity	1,432,938	1,329,675
Total liabilities and stockholders' equity	$1,592,877	$1,494,359

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
Revenue	$261,176	$231,663	$761,903	$606,277
Costs and expenses:
Cost of revenue	47,627	41,110	136,701	115,829
Research and development	40,869	33,004	119,618	89,886
Selling, general and administrative	107,618	86,198	313,881	233,809
Acquired in-process research and development	496	—	115,986	—
	196,610	160,312	686,186	439,524
Operating income	64,566	71,351	75,717	166,753
Other (loss) income:
Investment income, net	891	1,449	2,918	5,668
Other (loss) income, net	(7,580)	7,935	37,163	42,305
	(6,689)	9,384	40,081	47,973
Income before income taxes	57,877	80,735	115,798	214,726
Income tax provision	12,125	18,867	39,618	46,057
Net income	$45,752	$61,868	$76,180	$168,669

Net income per share - basic	$1.01	$1.37	$1.68	$3.74
Weighted average shares outstanding - basic	45,508	45,201	45,419	45,105

Net income per share - diluted	$1.00	$1.35	$1.66	$3.69
Weighted average shares outstanding - diluted	45,921	45,706	45,851	45,653

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
Net income	$45,752	$61,868	$76,180	$168,669
Other comprehensive (loss) income:
Foreign currency translation (losses) gains	(3,083)	4,823	(5,693)	8,599
Unrealized losses on derivative instrument	(1,094)	(1,268)	(766)	(1,994)
Net unrealized (losses) gains on marketable securities	(1,756)	(525)	(2,585)	415
Other comprehensive (loss) income	(5,933)	3,030	(9,044)	7,020

Comprehensive income	$39,819	$64,898	$67,136	$175,689

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, March 31, 2021	45,270,948	$453	2,658,454	$(288,030)	$800,690	$828,007	$(11,445)	$1,329,675
Restricted stock units issued	85,284	1	—	—	(1)	—	—	—
Stock options exercised	55,757	1	—	—	2,119	—	—	2,120
Return of common stock to pay withholding taxes on restricted stock	(34,274)	(1)	34,274	(9,589)	—	—	—	(9,590)
Stock compensation expense	—	—	—	—	12,608	—	—	12,608
Other comprehensive loss	—	—	—	—	—	—	(766)	(766)
Net loss	—	—	—	—	—	(26,525)	—	(26,525)
Balance, June 30, 2021	45,377,715	$454	2,692,728	$(297,619)	$815,416	$801,482	$(12,211)	$1,307,522
Restricted stock units issued	19,638	—	—	—	—	—	—	—
Stock options exercised	95,916	1	—	—	6,261	—	—	6,262
Return of common stock to pay withholding taxes on restricted stock	(7,753)	—	7,753	(2,539)	—	—	—	(2,539)
Stock issued under employee stock purchase plan	11,047	—	—	—	2,961	—	—	2,961
Stock compensation expense	—	—	—	—	15,749	—	—	15,749
Other comprehensive loss	—	—	—	—	—	—	(2,345)	(2,345)
Net income	—	—	—	—	—	56,953	—	56,953
Balance, September 30, 2021	45,496,563	$455	2,700,481	$(300,158)	$840,387	$858,435	$(14,556)	$1,384,563
Restricted stock units issued	28,303	—	—	—	—	—	—	—
Stock options exercised	3,134	—	—	—	440	—	—	440
Return of common stock to pay withholding taxes on restricted stock	(12,221)	—	12,221	(4,267)	—	—	—	(4,267)
Stock compensation expense	—	—	—	—	12,383	—	—	12,383
Stock repurchase program	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(5,933)	(5,933)
Net income	—	—	—	—	—	45,752	—	45,752
Balance, December 31, 2021	45,515,779	$455	2,712,702	$(304,425)	$853,210	$904,187	$(20,489)	$1,432,938

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, March 31, 2020	45,008,687	$450	2,533,374	$(265,411)	$739,133	$602,482	$(11,189)	$1,065,466
Restricted stock units issued	124,749	1	—	—	(1)	—	—	—
Stock options exercised	31,488	—	—	—	1,010	—	—	1,010
Return of common stock to pay withholding taxes on restricted stock	(52,515)	—	52,515	(9,857)	—	—	—	(9,857)
Stock compensation expense	—	—	—	—	9,298	—	—	9,298
Stock repurchase program	(67,649)	(1)	67,649	(11,309)	—	—	—	(11,310)
Other comprehensive income	—	—	—	—	—	—	2,654	2,654
Net income	—	—	—	—	—	44,588	—	44,588
Balance, June 30, 2020	45,044,760	$450	2,653,538	$(286,577)	$749,440	$647,070	$(8,535)	$1,101,848
Restricted stock units issued	11,554	—	—	—	—	—	—	—
Stock options exercised	121,066	1	—	—	4,544	—	—	4,545
Return of common stock to pay withholding taxes on restricted stock	(3,602)	—	3,602	(1,077)	—	—	—	(1,077)
Stock issued under employee stock purchase plan	16,105	1	—	—	1,978	—	—	1,979
Stock compensation expense	—	—	—	—	11,565	—	—	11,565
Other comprehensive income	—	—	—	—	—	—	1,336	1,336
Net income	—	—	—	—	—	62,213	—	62,213
Balance, September 30, 2020	45,189,883	$452	2,657,140	$(287,654)	$767,527	$709,283	$(7,199)	$1,182,409
Restricted stock units issued	2,717	—	—	—	—	—	—	—
Stock options exercised	32,875	1	—	—	1,520	—	—	1,521
Return of common stock to pay withholding taxes on restricted stock	(879)	(1)	879	(242)		—	—	(243)
Stock compensation expense	—	—	—	—	12,856	—	—	12,856
Stock repurchase program	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	3,030	3,030
Net income	—	—	—	—	—	61,868	—	61,868
Balance, December 31, 2020	45,224,596	$452	2,658,019	$(287,896)	$781,903	$771,151	$(4,169)	$1,261,441

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended December 31,
	2021	2020
Operating activities:
Net income	$76,180	$168,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,799	17,271
Acquired in-process research & development	115,986	—
Bad debt recoveries	(19)	(192)
Stock-based compensation	40,740	33,719
Write-down of inventory and other	8,899	5,078
Accretion on marketable securities	2,701	1,183
Change in fair value of other investments	(14,265)	(43,107)
Gain on previously held interest in preCARDIA	(20,980)	—
Deferred tax provision	7,049	22,920
Change in fair value of contingent consideration	(833)	3,016
Other non-cash operating activities	2,331	3,194
Changes in assets and liabilities:
Accounts receivable	7,662	(6,925)
Inventories	(19,569)	6,596
Prepaid expenses and other assets	(11,874)	(7,061)
Accounts payable	(2,481)	(8,147)
Accrued expenses and other liabilities	(6,589)	(10,000)
Deferred revenue	681	1,889
Net cash provided by operating activities	206,418	188,103
Investing activities:
Purchases of marketable securities	(581,849)	(487,753)
Proceeds from the sale and maturity of marketable securities	404,193	338,331
Purchases of other investments and intangible assets	(7,067)	(26,104)
Acquisition of preCARDIA, net of cash acquired	(82,821)	—
Acquisition of Breethe, net of cash acquired	—	(52,183)
Proceeds from sales of Shockwave Medical securities	—	67,882
Purchases of property and equipment	(20,872)	(27,274)
Net cash used for investing activities	(288,416)	(187,101)
Financing activities:
Proceeds from the exercise of stock options	8,822	7,076
Taxes paid related to net share settlement upon vesting of stock awards	(16,396)	(11,176)
Payment of Breethe contingent consideration at acquisition date fair value	(2,334)	—
Repurchase of common stock	—	(11,310)
Proceeds from the issuance of stock under employee stock purchase plan	2,961	1,978
Net cash used for financing activities	(6,947)	(13,432)
Effect of exchange rate changes on cash and cash equivalents	490	1,107
Net decrease in cash and cash equivalents	(88,455)	(11,323)
Cash and cash equivalents at beginning of period	232,710	192,341
Cash and cash equivalents at end of period	$144,255	$181,018

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$50,378	$34,024
Supplemental disclosure of non-cash activities:
Contingent consideration related to the acquisition of Breethe	—	13,300
Property and equipment in accounts payable and accrued expenses	1,433	640
Right-of-use assets obtained in exchange for lease liabilities	5,397	1,378

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share data)

Note 1. Nature of Business

ABIOMED, Inc. (the “Company” or “ABIOMED”) is a provider of medical devices that provide circulatory support and oxygenation. The Company develops, manufactures and markets proprietary products that are designed to enable the heart to rest and recover by improving blood flow and/or performing the pumping function of the heart and provide sufficient oxygenation to those in respiratory failure. The Company’s products are used in the cardiac catheterization lab, or cath lab, by interventional cardiologists and in the heart surgery suite by cardiac surgeons for patients who are in need of hemodynamic support prophylactically or emergently before, during or after angioplasty or heart surgery procedures.

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

There have been no changes in the Company’s significant accounting policies for the three and nine months ended December 31, 2021 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 that has been filed with the SEC.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates.

Certain prior period amounts within the notes to the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

COVID-19 Pandemic

The Company is subject to additional risks and uncertainties as a result of the ongoing novel coronavirus (“COVID-19”) pandemic. The ongoing COVID-19 pandemic has adversely impacted and is likely to further adversely impact the Company’s business and markets, including the Company’s workforce and the operations of its customers, suppliers, and business partners. While the COVID-19 (including new variants of COVID-19) pandemic remains fluid and continues to evolve differently across various geographies, the Company believes it is likely to continue to experience variable impacts on its business, including, for example: supply shortages, particularly of its product components; and supply chain disruptions, which may limit its ability to manufacture or distribute its products.

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

As the Company started the third quarter of fiscal year 2022, patient utilization of Impella heart pump devices continued to be negatively impacted by an increase in COVID-19 hospitalizations in certain geographies due to the Delta variant and ongoing shortage of hospital workers, that limited ICU capacity and contributed to some deferral of elective procedures. However, as Delta cases moderated, patient utilization of Impella heart pump devices increased during the last two months of the third quarter, despite on-going hospital labor shortages and the emergence of the Omicron variant. While the Company experienced improvements in overall patient utilization in the third quarter, the Company continues to monitor the impact of the Omicron variant and ongoing hospital labor shortages.

The Company continues to closely monitor the impact of COVID-19 on all aspects of its business and geographies, including any impact on the Company’s customers, employees, suppliers, vendors, business partners and distribution channels, as well as on procedures and the demand for its products by keeping apprised of local, regional, and global COVID-19 surges (including new variants of the virus). As of the date of issuance of these financial statements, the extent to which the COVID-19 pandemic may materially adversely affect the Company’s financial condition, liquidity or results of operations is uncertain.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Simplifying the Accounting for Income Taxes (ASC 740).” The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intra-period tax allocation exception to the incremental approach, ownership changes in investments, changes from a subsidiary to an equity method investment, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. This guidance is effective for the Company for annual and interim periods beginning after December 31, 2020; however, early adoption is permitted. The Company adopted this standard as of April 1, 2021 on a prospective basis. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Effective

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” an amendment focused on increasing transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 will become effective for the Company in fiscal year 2023. The Company has the option to apply the amendments retrospectively, to all transactions within the scope of the amendment, or prospectively. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

No other new accounting pronouncements issued or effective during the period had, or are expected to have, a material impact on the condensed consolidated financial statements.

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

The Company acquired preCARDIA for a purchase price of $115.2 million, with a potential payout of $5 million payable based on achievement of a commercial milestone. The purchase price included cash consideration of $82.8 million for the remaining interest in preCARDIA, paid to the selling shareholders and for transaction costs associated with the acquisition and $32.4 million representing the Company’s previously owned minority interest in preCARDIA. The Company recognized a gain of $21.0 million related to its previously owned minority interest in preCARDIA within the condensed consolidated statement of operations for the nine months ended December 31, 2021.

In connection with the acquisition, the Company acquired net assets of $115.2 million, which included $115.5 million related to the fair value of the in-process research and development asset and $0.3 million for net liabilities assumed. During the three months ended December 31, 2021, the Company made a holdback payment of $0.5 million to former shareholders of preCARDIA. Since the acquired technology platform is pre-commercial and has not reached technical feasibility, the cost of the in-process research and development asset was expensed, resulting in a charge of $116.0 million to the condensed consolidated statement of operations for the nine months ended December 31, 2021.

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

The following tables illustrate the determination of basic and diluted net income per share for each period presented (in thousands, except per share data):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
Net income	$45,752	$61,868	$76,180	$168,669

Weighted average shares – basic	45,508	45,201	45,419	45,105

Net income per share – basic	$1.01	$1.37	$1.68	$3.74

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
Net income	$45,752	61,868	76,180	168,669

Weighted average shares – basic	45,508	45,201	45,419	45,105
Effect of dilutive securities	413	505	432	548
Weighted average shares – diluted	45,921	45,706	45,851	45,653

Net income per share – diluted	$1.00	$1.35	$1.66	$3.69

Share-based compensation awards of approximately 0.2 million and 0.2 million shares for the three months ended December 31, 2021 and 2020, respectively, and approximately 0.1 million and 0.3 million shares for the nine months ended December 31, 2021 and 2020, respectively, were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive or such shares are contingently issuable upon meeting performance criteria in the periods presented.

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

The following table disaggregates the Company’s revenue by products and services:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Product revenue	$249,065	$220,883	$726,324	$575,977
Service and other revenue	12,111	10,780	35,579	30,300
Total revenue	$261,176	$231,663	$761,903	$606,277

The following table disaggregates the Company’s revenue by geographical location:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
U.S.	$211,957	$189,116	$619,585	$495,988
Europe	32,379	28,630	97,143	73,638
Japan	14,021	12,012	37,572	31,308
Rest of world	2,819	1,905	7,603	5,343
Total revenue	$261,176	$231,663	$761,903	$606,277

Variable Consideration

Returns Reserve

The Company estimates an allowance for future sales returns based on historical return experience, which requires judgment. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized.  The Company estimates product return liabilities using the expected value method based on its historical sales information and other factors that it believes could significantly impact its expected returns, including product discontinuations, product recalls and expirations, of which it becomes aware. The Company’s cost of replacing defective products has not been material and is accounted for at the time of replacement. The Company’s returns reserve as of December 31, 2021 and March 31, 2021, was not material.

Rebates and Discounts

The Company provides certain customers with rebates and discounts that are defined in the Company’s contract arrangements with customers and are recorded as a reduction of revenue in the period the related revenue is recognized, resulting in a reduction to revenue and the establishment of a liability, which are all included in accrued expenses in the accompanying consolidated balance sheet. Rebates normally result from performance-based offers that are primarily based on attaining contractually specified sales volumes as well as product usage. Discounts are normally from early payment incentives. The Company estimates the amount of rebates and discounts based on an estimate of the third-party’s sales and the respective rebate or discount defined in the customer contractual arrangement. Revenue adjustments that relate to performance obligations satisfied in prior periods during the three and nine months ended December 31, 2021 and 2020, were not material.

Contract Balances

Deferred Revenue

The Company’s deferred revenue balance was $24.9 million and $24.3 million as of December 31, 2021 and March 31, 2021, respectively. The deferred revenue balance is due to the timing of product shipment and completion of recognizing revenue when the customer obtains control of the product, and additional preventative maintenance service contracts and the subsequent recognition of the contract ratably over the term of the service contract. The Company recognized $3.6 million and $21.6 million of revenue during the three and nine months ended December 31, 2021, respectively, that was included in the deferred revenue balance as of March 31, 2021. The Company recognized $3.0 million and $17.6 million of revenue during the three and nine months ended December 31, 2020, that was included in the deferred revenue balance as of March 31, 2020.

Note 6. Financial Instruments

Cash Equivalents and Marketable Securities

The Company’s cash equivalents and marketable securities at December 31, 2021 and March 31, 2021 are invested in the following:

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
December 31, 2021	(in thousands)
Money market funds	$61,245	$—	$(2)	$61,243
Repurchase agreements	10,000	—	—	10,000
Total cash equivalents	71,245	—	(2)	71,243
Short-term U.S. Treasury mutual fund securities	143,488	1	(101)	143,388
Short-term government-backed securities	126,586	1	(88)	126,499
Short-term corporate debt securities	63,549	233	(21)	63,761
Short-term commercial paper	191,373	4	(59)	191,318
Total short-term marketable securities	524,996	239	(269)	524,966
Long-term U.S. Treasury mutual fund securities	128,705	—	(357)	128,348
Long-term government-backed securities	114,681	1	(725)	113,957
Long-term corporate debt securities	20,435	—	(105)	20,330
Total long-term marketable securities	263,821	1	(1,187)	262,635
Total cash equivalents and marketable securities	$860,062	$240	$(1,458)	$858,844

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
March 31, 2021:	(in thousands)
Money market funds	$124,297	$—	$—	$124,297
Repurchase agreements	33,000	—	—	33,000
Total cash equivalents	157,297	—	—	157,297
Short-term U.S. Treasury mutual fund securities	72,221	28	—	72,249
Short-term government-backed securities	128,668	13	(12)	128,669
Short-term corporate debt securities	104,253	581	(2)	104,832
Short-term commercial paper	45,237	1	(3)	45,235
Total short-term marketable securities	350,379	623	(17)	350,985
Long-term government-backed securities	225,231	190	(37)	225,384
Long-term corporate debt securities	38,091	630	(20)	38,701
Total long-term marketable securities	263,322	820	(57)	264,085
Total cash equivalents and marketable securities	770,998	1,443	(74)	772,367

Gross realized gains and losses on sales of marketable securities were not material for the three and nine months ended December 31, 2021 and 2020.

Derivative Instruments

In October 2019, the Company entered into an intercompany agreement in which it loaned 85.0 million Euro to Abiomed Europe GMBH, its German subsidiary.  In conjunction with this intercompany loan agreement, the Company entered into a cross-currency swap agreement to convert a notional amount of 85.0 million Euro equivalent to $93.5 million denominated intercompany loan into U.S. dollars. The objective of this cross-currency swap is to hedge the variability of cash flows related to the forecasted interest and principal payments on the Euro denominated fixed rate loan against changes in the exchange rate between the U.S. dollar and the Euro. Under the terms of this cross-currency swap contract, which has been designated as a cash flow hedge, the Company will make interest payments in Euro and receive interest in U.S. dollars. Upon the maturity of this contract, the Company will pay the principal amount of the loan in Euro and receive U.S. dollars from the counterparty. The cross-currency swap is carried on the consolidated balance sheet at fair value, and changes in the fair values are recorded as unrealized gains or losses in accumulated other comprehensive income.

The Company does not enter into derivative instruments for any purpose other than cash flow hedging.

The following table summarizes the terms of the cross-currency swap agreement as of December 31, 2021 (amounts in thousands):

	Effective Date	Maturity	Fixed Rate	Aggregate Notional Amount
Pay EUR	October 15, 2019	October 15, 2024	2.75%	EUR 85,000
Receive U.S.$			4.64%	USD 93,457

The following table presents the fair value of the Company’s derivative instrument (in thousands):

Derivatives designated as hedging instruments under ASC 815	Balance Sheet classification	December 31, 2021	March 31, 2021
Cross-currency swap	Other long-term liabilities	$2,131	$4,298

The Company has structured its cross-currency swap agreement to be 100% effective and, as a result, there was no net impact to earnings resulting from hedge ineffectiveness. Changes in the fair value of the cross-currency swap are designated as a hedging instrument that effectively offsets the variability of cash flows and are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into the consolidated statements of operations in the same period in which the related hedged item affects earnings. The change in fair value of the cross-currency swap during the three and nine months ended December 31, 2021 was mainly due to fluctuations in the Euro to the U.S. dollar exchange rates.

For the three and nine months ended December 31, 2021, the Company recorded income related to the interest rate differential of the cross-currency swap of $0.4 million and $1.2 million, respectively in other (loss) income, net, within the condensed consolidated statements of operations. For the three and nine months ended December 31, 2020, the Company recorded income related to the interest rate differential of the cross-currency swap of $0.5 million and $1.2 million, respectively in other (loss) income, net, within the condensed consolidated statements of operations.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2021	(in thousands)
Assets
Money market funds	$61,243	$—	$—	$61,243
Repurchase agreements	—	10,000	—	10,000
Short-term U.S. Treasury mutual fund securities	—	143,388	—	143,388
Short-term government-backed securities	—	126,499	—	126,499
Short-term corporate debt securities	—	63,761	—	63,761
Short-term commercial paper	—	191,318	—	191,318
Long-term U.S. Treasury mutual fund securities	—	128,348	—	128,348
Long-term government-backed securities	—	113,957	—	113,957
Long-term corporate debt securities	—	20,330	—	20,330
Investment in Shockwave Medical	52,920	—	—	52,920
Liabilities
Cross-currency swap agreement	—	2,131	—	2,131
Contingent consideration	—	—	21,539	21,539

	Level 1	Level 2	Level 3	Total
March 31, 2021	(in thousands)
Assets
Money market funds	$124,297	$—	$—	$124,297
Repurchase agreements	—	33,000	—	33,000
Short-term U.S. Treasury mutual fund securities	—	72,249	—	72,249
Short-term government-backed securities	—	128,669	—	128,669
Short-term corporate debt securities	—	104,832	—	104,832
Short-term commercial paper	—	45,235	—	45,235
Long-term government-backed securities	—	225,384	—	225,384
Long-term corporate debt securities	—	38,701	—	38,701
Investment in Shockwave Medical	38,655	—	—	38,655
Liabilities
Cross-currency swap agreement	—	4,298	—	4,298
Contingent consideration	—	—	24,706	24,706

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

The Company evaluates transfers between fair value levels at the end of each reporting period. There were no transfers of assets or liabilities between fair value levels during the nine months ended December 31, 2021.

Level 3 Assets and Liabilities

Other Investments

The Company periodically makes investments in medical device companies that focus on heart failure and heart pumps and other medical device technologies. The Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. The Company monitors any events or changes in circumstances that may have a significant effect on the fair value of investments, either due to impairment or based on observable price changes and records adjustments as needed.

The Company’s other investments are classified as a Level 3 assets and are not included in the fair value table above. The carrying value of the Company’s portfolio of other investments and the change in the balance for the nine months ended December 31, 2021 are as follows:

(in thousands)
Balance, March 31, 2021	$62,995
Additions	7,067
Change in investment upon acquisition (Note 3)	(11,443)
Balance, December 31, 2021	$58,619

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

The components of contingent consideration are as follows:

	December 31, 2021	March 31, 2021
	(in thousands)
ECP	$11,239	$10,306
Breethe	10,300	14,400
Total contingent consideration	$21,539	$24,706

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

Key unobservable inputs include the discount rate used to present value the projected revenues and cash flows (ranging from 1.8% to 2.2%), the probability of achieving the various technical, regulatory and commercial milestones (estimated to range from 15% to 80%) and projected revenues, which are based on the Company’s most recent internal operational budgets and long-range strategic plans.

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

Key unobservable inputs include the discount rates used to present value the projected revenues and cash flows (ranging from 1.7% to 2.3%), the probability of achieving the various technical, regulatory and commercial milestones (estimated to range from 15% to 75%) and projected revenues, which are based on the Company’s most recent internal operational budgets and long-range strategic plans.

Contingent consideration is classified as a Level 3 liability as the estimated fair value of the contingent consideration related to the acquisitions of ECP and Breethe require significant management judgment or estimation.

The following table summarizes the change in fair value, as determined by Level 3 inputs of the contingent consideration for the nine months ended December 31, 2021:

(in thousands)
Balance, March 31, 2021	$24,706
Payment of Breethe contingent consideration at acquisition date fair value	(2,334)
Change in fair value	(833)
Balance, December 31, 2021	$21,539

The change in fair value of the contingent consideration was primarily due to estimates related to development timelines and the passage of time on the fair value measurement of milestones.

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of December 31, 2021 and March 31, 2021, the present value of expected payments related to the Company’s contingent consideration was $21.5 million and $24.7 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $67.5 million as of December 31, 2021.

Note 7. Inventories, net

The components of inventories, net are as follows:

	December 31, 2021	March 31, 2021
	(in thousands)
Raw materials and supplies	$28,917	$27,782
Work-in-progress	36,424	35,187
Finished goods	24,858	18,090
Inventories, net	$90,199	$81,059

The Company’s inventories relate to its Impella® and Abiomed Breethe OXY-1 System™ (“Breethe OXY-1”) product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead.

Note 8. Property and Equipment, net

The components of property and equipment, net are as follows:

	December 31, 2021	March 31, 2021
	(in thousands)
Land	$10,729	$10,875
Building and building improvements	152,117	148,870
Leasehold improvements	1,387	439
Machinery, equipment and computer software	97,540	91,784
Furniture and fixtures	16,070	15,608
Construction in progress	17,970	10,906
Total cost	295,813	278,482
Accumulated depreciation	(98,933)	(81,353)
Property and equipment, net	$196,880	$197,129

Note 9. Goodwill and Other Intangible Assets, net

Goodwill

The carrying amount of goodwill as of December 31, 2021 and March 31, 2021 was $77.4 million and $78.6 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, in May 2005, ECP in July 2014 and Breethe in April 2020. The carrying value of goodwill and the change in the balance for the nine months ended December 31, 2021 are as follows:

(in thousands)
Balance, March 31, 2021	$78,568
Foreign currency translation	(1,119)
Balance, December 31, 2021	$77,449

The Company evaluates goodwill at least annually on October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on goodwill.

Other Intangible Assets, net

Other intangible assets, net consists of the following:

			December 31, 2021		March 31, 2021
	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Finite-lived intangible assets
Developed technology	13.9	$27,000	$(2,100)	$24,900	(750)	$26,250

Indefinite-lived intangible assets
In-process research and development		15,378	—	15,378	—	15,900
Total		$42,378	$(2,100)	$40,278	(750)	$42,150

The Company’s finite-lived intangible asset represents developed technology associated with the estimated fair value of the Breethe OXY-1 System. The estimated fair value of developed technology was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flow estimates for the Breethe OXY-1 System were based on certain key assumptions, including estimates of future revenue and expenses, the stage of development of the technology at the acquisition date and the time and resources needed to complete development. During the year ended March 31, 2021, the Company reclassified the in-process research and development (“IPR&D”) asset to developed technology upon receiving U.S. Food and Drug Administration or FDA 510(k) clearance of the Breethe OXY-1 System and began amortizing the intangible asset on a straight-line basis over an estimated useful life of 15 years.

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

The Company evaluates the other intangible assets at least annually on October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on other intangible assets. The change in the indefinite-lived intangible assets balance for the nine months ended December 31, 2021, related to the impact of foreign currency translation.

Note 10. Other Assets

The components of other assets are as follows:

	December 31, 2021	March 31, 2021
	(in thousands)
Investment in Shockwave Medical	$52,920	$38,655
Other investments (Note 6)	58,619	62,995
Operating lease right of use asset (Note 11)	9,069	6,109
Other intangible assets and other assets	6,341	5,323
Total other assets	$126,949	$113,082

Investment in Shockwave Medical

During the three months ended December 31, 2021 and 2020, the Company recorded a loss of $8.2 million and a gain of $8.3 million, respectively in other (loss) income, net. During the nine months ended December 31, 2021 and 2020, the Company recorded gains of $14.3 million and $43.0 million, respectively, in other (loss) income, net. During the nine months ended December 31, 2020, the Company sold approximately 1.4 million of its shares in Shockwave Medical for cash proceeds of $67.9 million and recognized a gain of $47.3 million.

Other Intangible Assets and Other Assets

The Company’s other intangible assets and other assets is comprised primarily of license manufacturing rights to certain technology from third parties and other long-term assets such as from third parties and other long-term assets such as prepayments related to the Company’s clinical trial activities.

Note 11. Leases

Lessee

The following table presents supplemental balance sheet information related to the Company’s operating leases:

	December 31, 2021	March 31, 2021
	(in thousands)
Assets
Operating lease right-of-use assets in other assets	$9,069	$6,109
Liabilities
Operating lease liabilities in other current liabilities	2,587	2,459
Operating lease liabilities in other long-term liabilities	6,447	3,657
Total operating lease liabilities	$9,034	$6,116

Expense charged to operations under operating leases was $6.7 million and $12.4 million for the three and nine months ended December 31, 2021, respectively. Expense charged to operations under operating leases was $1.0 million and $2.9 million for the three and nine months ended December 31, 2020, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 are as follows:

(in thousands, except lease term and discount rate)

Fiscal Years Ending March 31,
2022 (excluding the 9 months ended December 31, 2021)	$731
2023	2,617
2024	2,375
2025	1,610
2026	1,020
Thereafter	1,026
Total future minimum lease payments	9,379
Less: present value adjustment	(345)
Total operating lease liabilities	9,034
Less: operating lease liabilities in other current liabilities	(2,587)
Operating lease liabilities in other long-term liabilities	$6,447

Weighted average remaining lease term	4.61

Weighted average discount rate	1.60%

Lessor

In March 2021, as part of the $17.5 million purchase of a building located in Danvers, Massachusetts, we assumed existing leases with third parties for a portion of the building which are classified as operating leases. The leases have annual escalating payments and the latest expires in March 2025 in accordance with the terms and conditions of the existing agreement. For the nine months ended December 31, 2021, operating lease income was not material.

Note 12. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2021	March 31, 2021
	(in thousands)
Employee compensation	$45,283	$40,954
Research and development	8,301	6,983
Professional, legal, and accounting fees	1,673	1,957
Warranty	2,356	2,053
Marketing	2,738	3,674
Sales and income taxes	673	5,914
Other	5,644	4,511
	$66,668	$66,046

The accrual for employee compensation consists primarily of accrued bonuses, commissions, employee benefits and payroll taxes at December 31, 2021 and March 31, 2021.

Note 13. Stockholders’ Equity

Class B Preferred Stock

The Company has authorized 1,000,000 shares of Class B Preferred Stock, $.01 par value, of which the board of directors can set the designation, rights and privileges. No shares of Class B Preferred Stock have been issued or are outstanding.

Stock Repurchase Program

In August 2019, the Company’s Board of Directors authorized a stock repurchase program for up to $200.0 million of shares of its common stock. Under this stock repurchase program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company is funding the stock repurchase program with its available cash and marketable securities. The remaining authorization under the stock repurchase program was $103.8 million as of December 31, 2021.

The Company did not buy shares through the stock repurchase program during either of the three or nine months ended December 31, 2021. The following table provides shares bought through the stock repurchase program during the three and nine months ended December 31, 2020:

	For the Three Months Ended December 31,	For the Nine Months Ended December 31,
	2020	2020
Shares repurchased	—	67,649
Average price per share	—	$167.19
Value of shares repurchased (in millions)	—	$11.3

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, are as follows (in thousands):

	Three and Nine Months Ended December 31, 2021
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Marketable Securities	Gains (Losses) on Derivative Instruments	Total
Balance, March 31, 2021	$(14,718)	$1,369	$1,904	$(11,445)
Other comprehensive income (loss)	83	(632)	(217)	(766)
Balance, June 30, 2021	(14,635)	737	1,687	(12,211)
Other comprehensive (loss) income	(2,693)	(197)	545	(2,345)
Balance, September 30, 2021	(17,328)	540	2,232	(14,556)
Other comprehensive (loss) income	(3,083)	(1,756)	(1,094)	(5,933)
Balance, December 31, 2021	$(20,411)	$(1,216)	$1,138	$(20,489)

	Three and Nine Months Ended December 31, 2020
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Marketable Securities	Gains (Losses) on Derivative Instruments	Total
Balance, March 31, 2020	$(16,860)	$1,672	$3,999	$(11,189)
Other comprehensive income (loss)	1,360	1,755	(461)	2,654
Balance, June 30, 2020	(15,500)	3,427	3,538	(8,535)
Other comprehensive income (loss)	2,416	(814)	(266)	1,336
Balance, September 30, 2020	(13,084)	2,613	3,272	(7,199)
Other comprehensive income (loss)	4,823	(525)	(1,268)	3,030
Balance, December 31, 2020	$(8,261)	$2,088	$2,004	$(4,169)

Note 14. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operation for each of the three and nine months ended December 31, 2021 and 2020:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$1,259	$1,061	$3,589	$2,689
Research and development	2,278	1,922	6,681	5,069
Selling, general and administrative	8,846	9,873	30,470	25,961
	$12,383	$12,856	$40,740	$33,719

Stock Options

The following table summarizes the stock option activity for the nine months ended December 31, 2021:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at beginning of period	711	$141.87	5.46
Granted	66	289.01
Exercised	(155)	56.98
Cancelled and expired	(14)	314.28
Outstanding at end of period	608	$175.36	5.72	113,080
Exercisable at end of period	462	$147.90	4.81	99,031
Options vested and expected to vest at end of period	608	$175.36	5.72	113,080

Stock options generally vest and become exercisable annually, over three years. The remaining unrecognized stock-based compensation expense for unvested stock option awards as of December 31, 2021, was $9.5 million and the estimated weighted-average period over which this cost is expected to be recognized is 1.9 years.

The aggregate intrinsic value of stock options exercised was $43.4 million for the nine months ended December 31, 2021. The total cash received as a result of employee stock option exercises for the nine months ended December 31, 2021, was $8.8 million.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model.

The weighted average grant-date fair values and weighted average assumptions used in the calculation of fair value of options granted was as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
Weighted average grant-date fair value	$127.20	$94.64	$104.93	$76.79

Valuation assumptions:
Risk-free interest rate	1.14%	0.39%	0.81%	0.31%
Expected option life (years)	5.57	4.17	4.28	4.22
Expected volatility	41.19%	43.70%	44.11%	42.85%

Restricted Stock Units

The following table summarizes activity of restricted stock units for the nine months ended December 31, 2021:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)	(per share)
Restricted stock units at beginning of period	301	$273.57
Granted (1)	171	289.73
Vested	(132)	297.00
Forfeited	(30)	275.27
Restricted stock units at end of period	310	$274.15

(1)	Includes 10 thousand performance-based awards granted due to greater than 100% target vesting.

Restricted stock units generally vest annually, over three years. The remaining unrecognized compensation expense for outstanding restricted stock units, including performance and market-based awards, as of December 31, 2021 was $58.5 million and the estimated weighted-average period over which this cost is expected to be recognized is 1.9 years.

The weighted average grant-date fair value for restricted stock units granted during the nine months ended December 31, 2021 was $289.73. The total fair value of restricted stock units vested during the nine months ended December 31, 2021 was $39.2 million.

Performance-Based Awards

The Company grants performance-based restricted stock units to certain executive officers and employees, which vest upon achievement of prescribed service milestones by the award recipients and the achievement of prescribed performance milestones by the Company. As of December 31, 2021, the Company recognized compensation expense based on the probable outcomes related to the prescribed performance targets on the outstanding awards.

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

Note 15. Income Taxes

The Company’s income tax provision was $12.1 million and $18.9 million for the three months ended December 31, 2021 and 2020, respectively. The Company’s income tax provision was $39.6 million and $46.1 million for the nine months ended December 31, 2021 and 2020, respectively. The Company’s effective tax rate was 21% and 23.4% for the three months ended December 31, 2021 and 2020, respectively. The Company’s effective tax rate was 34.2% and 21.4% for the nine months ended December 31, 2021 and 2020, respectively. The effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended December 31, 2021 and 2020 primarily due to state and foreign income taxes and permanent differences offset by credits and excess tax benefits. The Company recognized excess tax benefits associated with stock-based awards of $0.3 million and $1.9 million for the three months ended December 31, 2021 and 2020, respectively. The effective tax rate differs from the statutory federal income tax rate of 21% for the nine months ended December 31, 2021, primarily due to a non-deductible charge for in-process research and development related to the preCARDIA acquisition offset by excess tax benefits related to stock-based compensation. The effective tax rate differs from the statutory federal income tax rate of 21% for the nine months ended December 31, 2020, primarily due state and foreign income taxes and permanent differences offset by credits and excess tax benefits. The Company recognized excess tax benefits associated with stock-based awards of $10.1 million and $10.4 million for the nine months ended December 31, 2021 and 2020, respectively.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. The outcome of these audits cannot be predicted with certainty. During the nine months ended December 31, 2021, the Company closed an income tax audit in Germany which covered fiscal years 2016 through 2019 with no material adjustments. The Company’s most recent completed income tax audit in the U.S. related to fiscal year 2016. All other tax years remain subject to examination by the federal, state and foreign tax authorities.

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

Maquet Matters

The Company has been litigating certain patents owned by Maquet Cardiovascular LLC (“Maquet”) in two separate cases pending in the U.S. District Court for the District of Massachusetts (“D. Mass” or “the Court”) since 2016.

In May 2016, the Company filed a declaratory judgment action (the “2016 Action”) alleging that it does not infringe Maquet’s patent.  Following the claim construction (“Markman”) order issued in November 2018, and prior to the close of discovery, both parties filed series of motions.  On September 30, 2021, the Court granted the Company’s Motion for Summary Judgement (“MSJ”) for non-infringement of the two claims remaining in this case.  Maquet moved for reconsideration of the MSJ order, which the Court denied on November 30, 2021.  The Court has not entered a final judgement; therefore, the case is not yet appealable to the Federal Circuit.

In November 2017, Maquet filed a new action in D. Mass alleging that the Company’s Impella 2.5®, Impella CP®, and Impella 5.0® heart pumps infringe certain claims of another patent in the same family (the seventh patent overall between both cases).  The Parties submitted Markman briefs and argued their respective positions in November 2019.   A Markman order has not yet issued, and discovery remains ongoing.

The asserted patents in both cases expired on September 1, 2020.

The Company is unable to estimate the potential liability with respect to the legal matters noted above. There are numerous factors that make it difficult to meaningfully estimate possible loss or range of loss at this stage of the legal proceedings, including the significant number of legal and factual issues still to be resolved in the Maquet patent disputes.

Thoratec Matters

The Company has been involved in two ongoing patent infringement actions against Thoratec Corporation (“Thoratec”), a subsidiary of Abbott Laboratories (“Abbott”) for the sales and marketing of Thoratec’s Heartmate PHP™ pump in 2016.  In August 2021, the Appellate Court (the Court of 2nd Instance) in Düsseldorf affirmed that Thoratec infringes both patents.  The Company can now enforce the judgment in one case by seeking a court ordered injunction if Thoratec sells Heartmate PHP™ in Germany.  Thoratec had appealed the second case to the Federal Court of Justice (the Court of 3rd and Last Instance) and in January 2022, Thoratec withdrew its appeal.

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

Shareholder Derivative Litigation

On November 6 and 7, 2019, two shareholders filed derivative actions in SDNY that were subsequently consolidated. On November 8, 2019, another shareholder filed a derivative action in Massachusetts Suffolk County Superior Court. On January 7, 2020, another shareholder derivative action was filed in the U.S. District Court for the District of Delaware. The complaints in these actions relied on many of the same allegations as in the securities class actions, and asserted that, between November 1, 2018 and July 31, 2019, the directors of the Company made or allowed to be made misleading public statements regarding the Company’s growth, ultimately harming the Company.

The Company agreed with the plaintiffs in all three actions to stay the cases pending resolution of a motion to dismiss in the securities class actions. As a result of the stay, the Delaware action was administratively closed.

Following dismissal of the securities class action, the Company agreed with the plaintiffs in all three actions to voluntarily dismiss the derivative actions.  In all three actions, the respective courts have entered judgment dismissing the action without prejudice.

Litigation Demand

On March 3, 2020, a shareholder sent a letter to the Board of Directors asserting that the directors of the Company made or allowed to be made misleading public statements regarding the Company’s growth. The letter relied on many of the same allegations as the securities class actions and derivative actions, and demanded that the Board (i) undertake an independent investigation of the directors, (ii) bring suit against the directors on behalf of the Company, and (iii) take a number of additional affirmative actions to redress the purported wrongs. On March 30, 2020, the Company, after discussions with the Board of Directors, sent a written response to the shareholder’s counsel which they responded to on June 1, 2020. The Company then sent a further response to the shareholder’s counsel on June 15, 2020, affirming the decision to defer consideration of the litigation demand pending further developments in the securities class action suit. Following the filing of the amended complaint in the securities class action, described above, the same shareholder renewed their demand on September 29, 2020. The Company responded on October 9, 2020 and once again affirmed that it would defer consideration of the demand pending further substantive developments in the securities class action suit.

On November 5, 2020, a second shareholder sent a letter to the Board of Directors that made essentially the same demands as the September 29, 2020 letter from the first shareholder. The Company responded on November 23, 2020, noting that it would defer consideration of the demand pending further substantive developments in the securities class action suit.

On November 22, 2021, the Company sent letters to each shareholder’s counsel noting the dismissal of the securities class action suit and derivative actions and communicating the Company’s expectation that the shareholders would withdraw their demands.

Note 17. Segment and Geographic Information

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM (determined to be the Chief Executive Officer) reviews the business, makes investment and resource allocation decisions, and assesses operating performance based on the Company’s consolidated operating results. The Company operates as one reportable segment.

Geographic Information

Rest of world sales (meaning sales outside the U.S., primarily in Europe and Japan) accounted for 19%  and 18% of total revenue for each of the three and nine months ended December 31, 2021 and 2020, respectively. The Company’s long-lived assets are located in the U.S., except for $57.3 million and $56.4 million at December 31, 2021 and March 31, 2021, respectively, which are located primarily in Germany.

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

Overview

We are a provider of medical devices that provide circulatory support and oxygenation. We develop, manufacture and market proprietary products that are designed to enable the heart to rest and recover by improving blood flow and/or performing the pumping function of the heart and provide sufficient oxygenation to those in respiratory failure. Our products are used in the cardiac catheterization lab, or cath lab, by interventional cardiologists and in the heart surgery suite by cardiac surgeons for patients who are in need of hemodynamic support prophylactically or emergently before, during or after angioplasty or heart surgery procedures. We believe that heart recovery is the optimal clinical outcome for a patient experiencing heart failure because it enhances the potential for the patient to go home with their own heart, facilitating the restoration of quality of life. In addition, we believe that, for the care of such patients, heart recovery is often the most cost-effective solution for the healthcare system.

COVID-19 Pandemic

We are subject to additional risks and uncertainties as a result of the ongoing novel coronavirus (“COVID-19”) pandemic. The ongoing COVID-19 pandemic has adversely impacted and is likely to further adversely impact our business and markets, including our workforce and the operations of our customers, suppliers, and business partners. While the COVID-19 (including new variants of COVID-19) pandemic remains fluid and continues to evolve differently across various geographies, we believe we are likely to continue to experience variable impacts on our business, including, for example: supply shortages, particularly of our product components; and supply chain disruptions, which may limit our ability to manufacture or distribute our products. To ensure the health and safety of our global employees, we continue to offer onsite COVID-19 testing and vaccinations in order to maintain a safe working environment. Our proactive testing and vaccination programs have reduced exposure with early detection and enabled our manufacturing facilities to operate at full capacity.

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

As we started the third quarter of fiscal year 2022, patient utilization of Impella heart pump devices continued to be negatively impacted by an increase in COVID-19 hospitalizations in certain geographies due to the Delta variant and ongoing shortage of hospital workers, that limited ICU capacity and contributed to some deferral of elective procedures. However, as Delta cases moderated, patient utilization of Impella heart pump devices increased during the last two months of the third quarter, despite on-going hospital labor shortages and the emergence of the Omicron variant. While we experienced improvements in overall patient utilization in the third quarter, we continue to monitor the impact of the Omicron variant and ongoing hospital labor shortages.

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

Acquisition of preCARDIA

We acquired 100% interest in preCARDIA on May 28, 2021. preCARDIA is a developer of a proprietary catheter and controller that will complement Abiomed’s product portfolio to expand options for patients with acute decompensated heart failure (“ADHF”). The preCARDIA system is uniquely designed to rapidly treat ADHF-related volume overload by effectively reducing cardiac filling pressures and promoting decongestion to improve overall cardiac and renal function. We acquired preCARDIA for a purchase price of $115.2 million, with a potential payout of $5 million payable based on achievement of a commercial milestone. During the three months ended December 31, 2021, we made a holdback payment of $0.5 million to former shareholders of preCARDIA. The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the acquisition related to the acquired in-process research and development asset. Since the acquired technology platform is pre-commercial and has not reached technical feasibility, the cost of the in-process research and development asset was expensed, resulting in a charge of $116.0 million to the condensed consolidated statements of operations for the nine months ended December 31, 2021. In addition, we recognized a gain of $21.0 million related to our previously owned minority interest within the condensed consolidated statements of operations for the nine months ended December 31, 2021.

Our Existing Products

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

Below is a summary of our existing products and the countries where they have received regulatory approval. We expect to continue to make additional regulatory submissions for our products for additional indications and in additional countries.

Impella 2.5®

The Impella 2.5 device is a percutaneous heart pump with an integrated motor and sensors. The technology is designed primarily for use by interventional cardiologists to support patients in the cath lab who may require assistance to maintain circulation. The Impella 2.5 heart pump can be quickly inserted via the femoral artery to reach the left ventricle of the heart, where it is directly deployed to draw blood out of the ventricle and deliver it to the circulatory system. This function is intended to reduce ventricular work and provide blood flow to vital organs. The Impella 2.5 heart pump is introduced with normal interventional cardiology procedures and can pump up to 2.5 liters of blood per minute.

Our Impella 2.5 device has received FDA, CE Mark and PMDA approvals which allows us to market it in the U.S., European Union and Japan, respectively. The technology is also approved for use in multiple other countries.

Impella CP®

The Impella CP device provides blood flow of up to 4.3 liters of blood per minute and is primarily used by either interventional cardiologists to support patients in the cath lab or by cardiac surgeons in the heart surgery suite.

Our Impella CP device has received FDA, CE Mark, PMDA approvals which allows us to market it in the U.S., European Union and Japan, respectively. The technology is also approved for use in multiple other countries.

Impella 5.0® and Impella LD®

The Impella 5.0 and Impella LD devices are percutaneous heart pumps with integrated motors and sensors for use primarily in the heart surgery suite. These devices are designed to support patients who require higher levels of circulatory support as compared to the Impella 2.5 and Impella CP devices.

Our Impella 5.0 and Impella LD devices have received FDA, CE Mark, PMDA approvals which allow us to market them in the U.S., European Union and Japan, respectively. The technology is also approved for use in multiple other countries.

Impella 5.5®

The Impella 5.5 device is designed to be a percutaneous heart pump with integrated motors and sensors. The Impella 5.5 device delivers peak flows of greater than six liters per minute. The Impella 5.5 device has a motor housing that is thinner and 45% shorter than the Impella 5.0 device and it improves ease of pump insertion through the vasculature.

In September 2019, the Impella 5.5 device received PMA approval from the FDA for safety and efficacy in the therapy of cardiogenic shock for up to 14 days in the U.S. The Impella 5.5 device was introduced in the U.S. through a controlled rollout at hospitals with established heart recovery protocols beginning in fiscal year 2020. In April 2018, the Impella 5.5 device received CE Mark approval in Europe and was introduced in Europe through a controlled rollout, similar to the U.S. In November 2021, the Impella 5.5 device received PMDA approval in Japan.

Impella RP®

The Impella RP device is a percutaneous catheter-based axial flow pump that is designed to allow for greater than four liters of blood flow per minute and is intended to provide the flow and pressure needed to compensate for right side heart failure. Our Impella RP device has received FDA and CE Mark approval which allows us to market this technology in the U.S. and European Union. The Impella RP device is the first percutaneous heart pump designed for right heart support to receive FDA approval. The Impella RP device is approved to provide support of the right heart during times of acute failure for certain patients who have received a left ventricle assist device or have suffered heart failure due to AMI, a failed heart transplant, or following open heart surgery. Additionally, we have adapted the design of the Impella RP device to be implanted through the internal jugular vein in the neck; this approach is the preferred method for heart surgeons as it allows for patient ambulation. We anticipate making a regulatory submission for this technology by early fiscal 2023.

Impella SmartAssist®

The Impella SmartAssist platform includes optical sensor technology for improved pump positioning and the use of algorithms that enable improved native heart assessment during the weaning process. The Impella SmartAssist platform is currently available for our Impella CP, Impella 5.5 and Impella RP heart pumps. The Impella SmartAssist platform received FDA, CE Mark and PMDA approvals which allows us to market it in the U.S., European Union and Japan, respectively. The technology is also approved for use in multiple other countries.

Impella Connect®

Impella Connect is a cloud-based technology that enables secure, remote viewing of the Automated Impella Controller, or AIC, for physicians and hospital staff. We began a controlled rollout of Impella Connect at certain hospital sites during fiscal year 2020 and have transitioned most of our customers to this technology. We continue to introduce this technology to hospitals outside the U.S.

Abiomed Breethe OXY-1 System™

The Breethe OXY-1 System is a portable external respiratory assistance device that we acquired as part of our acquisition of Breethe, in April 2020 in connections with our efforts to expand our product portfolio to support the needs of patients, such as those suffering from cardiogenic shock or respiratory failure, whose lungs can no longer provide sufficient oxygenation. The Breethe OXY-1 System takes venous blood from the patient, removes carbon dioxide and adds oxygen much like a human lung, and returns the oxygenated blood safely back to the patient. In October 2020, the Breethe OXY-1 System received 510(k) clearance from the FDA for an all-in-one, compact cardiopulmonary bypass system. We have conducted a controlled launch of the Breethe OXY-1 System at a limited number of hospitals in the U.S. and have seen positive results regarding survival, blood compatibility, durability of the Pump Lung Unit (“PLU”), hemodynamic flow rates and ease of patient ambulation. Based on our early patient study, we have identified areas of improvement around the electronics of the console and have implemented a voluntary recall at the seven hospitals where the Breethe OXY-1 Systems have been placed. The console upgrades may require a 510(k) clearance from the FDA. Therefore, until the corrective action is completed, we are not expanding the number of patients or centers under the controlled launch.

Our Product Pipeline

Impella ECP™

The Impella ECP device is designed for blood flow of greater than three and a half liters per minute. It is intended to be delivered on a standard sized (9 French) catheter and will include an expandable inflow in the left ventricle. The Impella ECP device has achieved initial FDA safety milestones, including completion of the first stage in its FDA early feasibility study (“EFS”). The prospective, multi-center, non-randomized EFS is designed to allow us, study investigators, and the FDA to make qualitative assessments about the safety and feasibility of the use of the Impella ECP device in high-risk percutaneous coronary intervention (“PCI”) patients. In fiscal year 2021, we received approval from the FDA to expand the EFS for the Impella ECP device and we continue to enroll patients in this study. In August 2021, we received Breakthrough Device designation by the FDA for the Impella ECP device, which is provided pursuant to the FDA’s Breakthrough Device Program, a program intended to help patients receive more timely access to certain medical technologies by providing a speedier development, assessment and review process for such technologies. Concurrently, we are finalizing the protocol of a single arm pivotal high-risk PCI study for the Impella ECP device as part of an investigational device exemption (“IDE”) submission with the FDA. To date, we have supported over 25 patients in our early feasibility study and expect to begin patient enrollment under a pivotal-like protocol by early fiscal year 2023. The Impella ECP device is still in development and has not been approved for commercial use or sale.

Impella XR Sheath™

The Impella XR Sheath is a low-profile sheath that expands and recoils, allowing for small bore access and closure with certain Impella heart pumps. It inserts at 10 French and the flexible, nitinol braids momentarily expand during insertion, then recoil, simplifying access for complex interventions. The Impella XR Sheath is intended to produce less trauma at the arterial access site compared to large bore sheaths. In December 2020, we received 510(k) clearance from the FDA for the Impella XR Sheath for the Impella 2.5 device. The Impella XR Sheath for our Impella CP device is still in development and has not been cleared for commercial use or sale.

Impella BTR™

The Impella BTR device is designed to be a percutaneous, weanable, smart heart pump with integrated motors and sensors. The Impella BTR device is designed to allow for greater than six liters of blood flow per minute, provide up to one year of hemodynamic support and include a wearable driver designed for hospital discharge. The Impella BTR device is expected to and intended to allow for heart recovery or heart remodeling with adjunctive therapies for class III and class IV heart-failure patients. In December 2021, we received conditional approval for an IDE early feasibility study for the Impella BTR device and we expect to begin patient enrollment by early fiscal year 2023. The Impella BTR device is still in development and has not been approved for commercial use or sale.

preCARDIA™

The preCARDIA system is a minimally invasive, catheter-mounted superior vena cava therapy system designed to rapidly treat acutely decompensated heart failure (“ADHF”) related volume overload by effectively reducing cardiac filling pressures and promoting decongestion to improve overall cardiac and renal function. The preCARDIA system allows for straightforward placement in the ICU by physicians and hemodynamic monitoring by medical staff. Prior to the acquisition of preCARDIA, the preCARDIA system received Breakthrough Device Designation by the FDA. In January 2022, we announced results of the first-in-human early feasibility study of the preCARDIA system. The multicenter, prospective, single-arm VENUS-HF early feasibility study examined 30 patients with ADHF who were assigned preCARDIA therapy for 12 or 24 hours. The primary endpoint was a composite of major adverse events through 30 days. The results support additional study of the preCARDIA system. In the third quarter of fiscal year 2022, the FDA authorized the preCARDIA early feasibility study to be expanded by 30 additional patients. The preCARDIA system is still in development and has not been approved for commercial use or sale

Critical Accounting Policies and Estimates

Other than the accounting policy changes discussed in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements, which is incorporated herein by reference, there have been no significant changes in our critical accounting policies during the three and nine months ended December 31, 2021, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Results of Operations for the Three and Nine Months Ended December 31, 2021 compared with the Three and Nine Months Ended December 31, 2020

The following table sets forth certain condensed consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	18.2	17.7	17.9	19.1
Research and development	15.6	14.2	15.7	14.8
Selling, general and administrative	41.2	37.2	41.2	38.6
Acquired in-process research and development	0.2	—	15.2	—
Total costs and expenses	75.3	69.2	90.1	72.5
Operating income	24.7	30.8	9.9	27.5
Other (loss) income and income tax provision, net	(7.2)	(4.0)	0.1	0.3
Net income	17.5%	26.7%	10.0%	27.8%

Revenue

The following table disaggregates revenue by products and services:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Product revenue	$249,065	$220,883	$726,324	$575,977
Service and other revenue	12,111	10,780	35,579	30,300
Total revenue	$261,176	$231,663	$761,903	$606,277

The following table disaggregates revenue by geographical location:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
U.S.	$211,957	$189,116	$619,585	$495,988
Europe	32,379	28,630	97,143	73,638
Japan	14,021	12,012	37,572	31,308
Rest of world	2,819	1,905	7,603	5,343
Total revenue	$261,176	$231,663	$761,903	$606,277

Product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5, Impella RP and Impella AIC product sales and related accessories. Service and other revenue represents revenue earned on service maintenance contracts and preventative maintenance calls.

Total Revenue

Total revenue for the three months ended December 31, 2021 increased by $29.5 million, or 13%, to $261.2 million from $231.7 million for the three months ended December 31, 2020. Total revenue for the nine months ended December 31, 2021 increased $155.6 million, or 26%, to $761.9 million from $606.3 million for the nine months ended December 31, 2020. The increase in total revenue from the three and nine months ended December 31, 2020 to the three and nine months ended December 31, 2021 was driven by both Impella product revenue and service and other revenue, as further described below.

Product Revenue

Product revenue for the three months ended December 31, 2021 increased by $28.2 million, or 13%, to $249.1 million from $220.9 million for the three months ended December 31, 2020. Product revenue for the nine months ended December 31, 2021 increased by $150.3 million, or 26%, to $726.3 million from $576.0 million for the nine months ended December 31, 2020. Product revenue increased in the three and nine months ended December 31, 2021, primarily due to sales mix and higher patient utilization in the U.S., Germany and Japan as compared to the three and nine months ended December 31, 2020 as we experienced varying levels of recovery across our product lines and geographic locations from the challenges caused by the COVID-19 pandemic. Despite these improvements, the timing and impact of COVID-19 on patient utilization volume continues to vary widely by country, region, and type. As we started the third quarter of fiscal year 2022, patient utilization of Impella heart pump devices continued to be negatively impacted by an increase in COVID-19 hospitalizations in certain geographies due to the Delta variant and ongoing shortage of hospital workers, that limited ICU capacity and contributed to some deferral of elective procedures. However, as Delta cases moderated, patient utilization of Impella heart pump devices increased during the last two months of the third quarter, despite on-going hospital labor shortages and the emergence of the Omicron variant.

Service and Other Revenue

Service and other revenue for the three months ended December 31, 2021 increased by $1.3 million, or 12%, to $12.1 million from $10.8 million for the three months ended December 31, 2020. Service and other revenue for the nine months ended December 31, 2021 increased $5.3 million, or 17%, to $35.6 million from $30.3 million for the nine months ended December 31, 2020.

The increase in total service and other revenue from the three and nine months ended December 31, 2020 to the three and nine months ended December 31, 2021 was primarily due to an increase in service contracts sold. We have expanded the number of Impella AIC consoles at many of our existing higher volume customer sites and continue to sell additional consoles to new customer sites. We expect revenue growth for service revenue to be consistent with recent history as most of customer sites in the U.S. have service contracts which typically have three-year terms.

Costs and Expenses

Cost of Revenue

Cost of revenue for the three months ended December 31, 2021 increased by $6.5 million, or 16%, to $47.6 million from $41.1 million for the three months ended December 31, 2020. Gross margin was 81.8% for the three months ended December 31, 2021 and 82.3% for the three months ended December 31, 2020.

Cost of revenue for the nine months ended December 31, 2021 increased by $20.9 million, or 18%, to $136.7 million from $115.8 million for the nine months ended December 31, 2020. Gross margin was 82.1% for the nine months ended December 31, 2021 and 80.9% for the nine months ended December 31, 2020.

The increase in cost of product revenue from the three and nine months ended December 31, 2020 to the three and nine months ended December 31, 2021 was primarily due investment in direct labor and overhead as we expanded our manufacturing capacity of our facilities in the U.S. and Germany and increased production volume. The decrease in gross margin from the three and nine months ended December 31, 2020 to the three and nine months ended December 31, 2021 was primarily due to higher direct labor and overhead costs as we expand manufacturing capacity in preparation for future sales demand, partially offset by increased sales volume and favorable pricing mix on products sold.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2021 increased by $7.9 million, or 24%, to $40.9 million from $33.0 million for three months ended December 31, 2020.

Research and development expense for the nine months ended December 31, 2021 increased by $29.7 million, or 33%, to $119.6 million from $89.9 million for the nine months ended December 31, 2020.

The increase in research and development expenses from the three and nine months ended December 31, 2020 to the three and nine months ended December 31, 2021 is primarily due to our increases in regulatory and quality hiring, ongoing product development initiatives relating to our existing and pipeline products, the development of the Impella ECP™, preCARDIA, Impella BTRTM, Breethe OXY-1 System™ and Impella XR Sheath™ devices, the expansion of our engineering organization, continued investment in our clinical trials, most notably the STEMI DTU and PROTECT IV studies, and our focus on clinical, technological and quality initiatives for our products.

We expect research and development expenses to continue to increase as we continue to increase engineering, product development and clinical spending related to our initiatives to improve our existing products and develop new technologies and conduct clinical studies. Research and development expenses can fluctuate with project timing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2021 increased by $21.4 million, or 25%, to $107.6 million from $86.2 million for the three months ended December 31, 2020.

Selling, general, and administrative expenses for the nine months ended December 31, 2021 increased by $80.1 million, or 34%, to $313.9 million from $233.8 million for the nine months ended December 31, 2020.

Selling, general and administrative expenses increased from the three and nine months ended December 31, 2020 to the three and nine months ended December 31, 2021 primarily due to increases in commercial hiring, marketing, clinical training and education initiatives and higher stock compensation expense.

We aim to continue to invest strategically in hiring and sales and marketing activities, with a particular focus on training and education to drive utilization of our Impella devices and recovery awareness for acute heart failure patients.

Operating Income

Operating income for the three months ended December 31, 2021 decreased by $6.8 million, to $64.6 million, compared to $71.4 million operating income for the three months ended December 31, 2020. Operating margin was 24.7% for the three months ended December 31, 2021 compared to 30.8% for the three months ended December 31, 2020. The decrease in operating income and margin was primarily due to strategic investments in clinical, engineering, commercial, training and marketing initiatives which increased operating expenses as described above, partially offset by increased sales volume and favorable pricing mix on products sold.

Operating income for the nine months ended December 31, 2021 decreased by $91.1 million, to $75.7 million, compared to $166.8 million operating income for the nine months ended December 31, 2020. Operating margin was 9.9% for the nine months ended December 31, 2021 compared to 27.5% for the nine months ended December 31, 2020. The decrease in operating income and margin was primarily due to the preCARDIA acquisition in May 2021. The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the acquisition related to the acquired in-process research and development asset. Since the acquired technology platform is pre-commercial and has not reached technical feasibility, the cost of the in-process research and development asset was expensed, resulting in a charge of $116.0 million to the condensed consolidated statements of operations for the nine months ended December 31, 2021.

Other (loss) income

Other (loss) income decreased by $2.7 million, to other loss of $6.7 million for the three months ended December 31, 2021, compared to other income of $9.4 million for the three months ended December 31, 2020. The decrease was primarily due to the recognition of a $8.2 million loss from our investment in Shockwave Medical for the three months ended December 31, 2021, compared to a $8.3 million gain from our investment in Shockwave Medical for the three months ended December 31, 2020.

Other (loss) income decreased by $7.9 million, to other income of $40.1 million for the nine months ended December 31, 2021, compared to other income of $48.0 million for the nine months ended December 31, 2020. This decrease was primarily due to a $21.0 million gain related to our previously owned minority interest in preCARDIA recognized upon the acquisition of preCARDIA in May 2021 and a $14.3 million gain from our investment in Shockwave Medical for the nine months ended December 31, 2021, compared to a $34.7 million gain from our investment in Shockwave Medical and higher investment income in marketable securities for the nine months ended December 31, 2020.

Income Tax Provision

Our income tax provision was $12.1 million and $18.9 million for the three months ended December 31, 2021 and 2020, respectively. Our effective tax rate was 21% and 23.4% for the three months ended December 31, 2021 and 2020, respectively. Our income tax provision was $39.6 million and $46.1 million for the nine months ended December 31, 2021 and 2020, respectively. Our effective tax rate was 34.2% and 21.4% for the nine months ended December 31, 2021 and 2020, respectively. The change in the effective tax rate for the nine months ended December 31, 2021 is primarily due to a non-deductible charge for in-process research and development related to the preCARDIA acquisition offset by an increase in excess tax benefits related to share-based compensation.

Net Income

Net income for the three months ended December 31, 2021 was $45.8 million, or $1.01 per basic share and $1.00 diluted share, compared to net income of $61.9 million, or $1.37 per basic share and $1.35 per diluted share, for three months ended December 31, 2020.

Net income for the nine months ended December 31, 2021, was $76.2 million, or $1.68 per basic share and $1.66 per diluted share, compared to net income of $168.7 million, or $3.74 per basic share and $3.69 per diluted share for the nine months ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, our cash, cash equivalents and marketable securities totaled $931.9 million, an increase of $84.1 million compared to $847.8 million at March 31, 2021. The increase in our cash, cash equivalents and marketable securities during the nine months ended December 31, 2021 was primarily due to positive cash flows from operations offset by our investing activities.

Following is a summary of our cash flow activities:

	For the Nine Months Ended December 31,
	2021	2020
Net cash provided by operating activities	$206,418	$188,103
Net cash used for investing activities	(288,416)	(187,101)
Net cash used for financing activities	(6,947)	(13,432)
Effect of exchange rate changes on cash	490	1,107
Net decrease in cash and cash equivalents	$(88,455)	$(11,323)

Cash Provided by Operating Activities

For the nine months ended December 31, 2021, net cash provided by operating activities consisted of net income of $76.2 million, plus non-cash items of $162.4 million offset by cash used in working capital of $32.2 million. As discussed above, the change in net income was primarily due to an increase in operating expenses partially offset by an increase in revenue in fiscal year 2022 compared to fiscal year 2021. Adjustments for non-cash items consisted primarily of $116.0 million for acquired preCARDIA in-process research and development, $40.7 million of stock-based compensation expense, a $21.0 million gain related to our previously owned minority interest in preCARDIA recognized upon the acquisition of preCARDIA in May 2021, $20.8 million of depreciation and amortization expense, a $14.3 million change in fair value of our investments in Shockwave Medical and other private medical technology companies, $8.9 million in inventory and other write-downs, $7.0 million in deferred tax provision, and $2.7 million in accretion on marketable securities. The change in cash from working capital included a $7.7 million decrease in accounts receivable due to timing of collections, a $9.1 million decrease in accounts payable, accrued expenses and other liabilities offset by a $11.9 increase in prepaid expenses and other assets and a $19.6 increase in inventory due to the mix of customer demand and production.

For the nine months ended December 31, 2020, net cash provided by operating activities consisted of net income of $168.7 million, adjustments for non-cash items of $43.1 million and cash used in working capital of $23.6 million. As discussed above, the change in net income was primarily due to lower fiscal year 2021 revenue compared to fiscal year 2020, with some offset of lower operating expenses and gains from our investment in Shockwave Medical. Adjustments for non-cash items consisted primarily of $33.7 million of stock-based compensation expense, $22.9 million in deferred tax provision, $17.3 million of depreciation and amortization expense, $5.1 million in inventory and other write-downs, $3.0 million change in fair value of contingent consideration and $1.2 million in accretion on marketable securities. The change in cash from working capital included a $6.9 million increase in accounts receivable due to timing of collections, a $6.6 million decrease in inventory due to lower production volumes, an $18.1 million decrease in accounts payable and accrued expenses due to lower operating expenses and a $1.9 million increase in deferred revenue.

Cash Used for Investing Activities

For the nine months ended December 31, 2021, net cash used for investing activities primarily consisted of $177.7 million in purchases of marketable securities (net of sales), $82.8 million for our acquisition of preCARDIA, $20.9 million for the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers and Aachen, Germany and $7.1 million for our investment in private medical technology companies.

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

Capital expenditures for fiscal year 2022 are estimated to range from $27 million to $35 million to support the long-term development of our business, including manufacturing capacity, building expansions in our Danvers and Aachen facilities and information systems development projects.

Cash Used for Financing Activities

For the nine months ended December 31, 2021, net cash used for financing activities included $16.4 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards and $2.3 million related to payment of contingent consideration due to achievement of related milestone. These amounts were offset by $8.8 million in proceeds from the exercise of stock options and $3.0 million in proceeds from the issuance of stock under the employee stock purchase plan.

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

Operating Capital Resources and Liquidity Requirements

Our sources of cash liquidity are primarily from existing cash and cash equivalents, marketable securities and cash flows from operations. As of December 31, 2021, our total cash, cash equivalents, and short and long-term marketable securities totaled $931.9 million, an increase of $84.1 million compared to $847.8 million as of March 31, 2021. Marketable securities as of December 31, 2021 consisted of $787.6 million held in funds that invest in U.S. Treasury securities, government-backed securities, corporate debt securities and commercial paper. We generated operating cash flows of $206.4 million and $188.1 million for the nine months ended December 31, 2021 and 2020, respectively. At December 31, 2021, we had no debt outstanding. We believe that our sources of liquidity are sufficient to fund the current requirements of working capital, capital expenditures, and other financial commitments for the foreseeable future.

We primarily fund our operations from product sales. Our primary liquidity requirements are to fund the following: expansion of our commercial and operational infrastructures; expansion of our manufacturing capacity and office space; the procurement and production of inventory to meet customer demand for our Impella devices; funding of new product and business development initiatives, such as the recent acquisitions of preCARDIA and Breethe; ongoing commercial launch in Japan and expansion into potential new markets; increased clinical spending; legal expenses related to ongoing patent litigation and other legal matters and payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards and provide for general working capital needs.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of our fiscal year ending March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 9, 2021, President Biden issued an executive order obligating parties that contract with the federal government to require their employees to be fully vaccinated against COVID-19, with limited exceptions for certain accommodations. That executive order was struck down by the U.S. Supreme Court on January 13, 2022. However, the Biden Administration may seek to impose alternative vaccine mandates and other governmental authorities have imposed more targeted vaccine and testing orders and regulations, and may do so in the future.

Given current information, it is not possible to predict with certainty the impact that any vaccine or testing orders or regulations could have on us.  Mandates may result in increased costs, labor disruptions or employee attrition, which could be material. If we lose employees, it may be difficult in the current competitive labor market to find replacement employees, and this could have an adverse effect on future revenues and costs, which could be material. Additional uncertainty could be caused by competing and potentially conflicting laws and regulations, such as an executive order issued by the governor of Texas prohibiting vaccine mandates. Accordingly, vaccine or testing orders and regulations could have a material adverse effect on our business and results of operations.

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

101

The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (Unaudited) as of  December 31, 2021 and March 31, 2021; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended December 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended December 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended December 31, 2021 and 2020 (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended December 31, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

		X

104	Cover page from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 formatted in iXBRL and contained in Exhibit 101	X

* Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: February 3, 2022	/s/ TODD A. TRAPP
Todd A. Trapp
Vice President and Chief Financial Officer
(Authorized Signatory)