Form 10-K
period 2022-03-31
ABIOMED INC
filed 2022-05-20
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

As of September 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $14,399,855,714. As of May 13, 2022, 45,563,937 shares of the registrant’s common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Company References

Throughout this Report, “ABIOMED, Inc.,” the “Company,” “we,” “us” and “our” refer to ABIOMED, Inc. and its consolidated subsidiaries.

Industry Data and Forecasts

This Report includes data, including forecasts, obtained from industry publications and surveys and other information available to us. Data and other metrics included in this Report to describe our industry or our products are inherently uncertain and speculative in nature, and actual results for any period may materially differ. Estimates and forecasts involve uncertainties and risks and are subject to change based on various factors, including those discussed below under “Forward-Looking Statements.” While we are not aware of any misstatements regarding the third-party industry data presented in this Report, we have not independently verified any of the data from third-party sources, nor have we ascertained the underlying assumptions relied upon therein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including the documents incorporated by reference in this Report, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “should,” “likely,” “will” and other words and terms of similar meaning. These or any forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

The forward-looking statements in this Report are based on certain risks and uncertainties, including the risk factors described in “Item 1A. Risk Factors” and the specific risk factors discussed below and in connection with forward-looking statements discussed throughout this Report, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements.

Risks and uncertainties that may cause such differences include, among other things: the impact of the COVID-19 pandemic; macroeconomic pressures or uncertainties; the Company’s dependence on Impella® products; fluctuating competition and market acceptance of the Company’s products; the Company’s ability to effectively manage its growth; the Company’s ability to successfully commercialize its products; evolving regulatory environments in certain jurisdictions, including regulatory compliance; enforcement actions and product liability suits relating to off-label uses of the Company’s products; unsuccessful clinical trials or procedures relating to products under development; shifting third-party reimbursement policies; compliance with manufacturing standards; manufacturing capacity and relationships with suppliers; changing international markets and the Company’s ability to manage and integrate acquired companies. New risks and uncertainties may arise from time to time and are difficult to predict, including those that have emerged or have increased in significance or likelihood as a result of the COVID-19 pandemic. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, see “Item 1A. Risk Factors” contained within this Report filed with the SEC.

This list is not intended to be an exhaustive list of all of our forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Report, which speak only as of the date of this Report. We undertake no obligation to update or revise these forward-looking statements whether as a result of new information, future events or otherwise, unless otherwise required by law.

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

Our strategic focus and the driver of our revenue growth is the market penetration of our family of Impella® heart pumps. Our Impella device portfolio, which includes the Impella 2.5®, Impella CP®, Impella 5.0®, Impella LD®, Impella 5.5® and Impella RP® devices, has supported thousands of patients worldwide. We expect that most of our product and service revenue in the near future will be from our Impella devices. Our Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5 and Impella RP devices have U.S. Food and Drug Administration, or FDA, and CE Mark approvals which allow us to market these devices in the U.S. and European Union, respectively. We expect to continue to make additional pre-market approval, or PMA, supplement submissions for our Impella portfolio of devices for additional indications. Our Impella 2.5, Impella CP, Impella 5.0 and Impella 5.5 devices have regulatory approval from the Pharmaceuticals and Medical Devices Agency in Japan, or PMDA. In October 2020, we also received a 510(k) clearance for the Abiomed Breethe OXY-1 System (the “Breethe OXY-1 System”) from the FDA for an all-in-one, compact cardiopulmonary bypass system.

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

As we continue to innovate our product portfolio, we expect to continue to transition our sales focus to newer generations of Impella devices over time. In the catheterization lab, we expect to continue shifting sales focus from the Impella 2.5 device to the Impella CP device and in the surgical suite, from the Impella 5.0 device to the Impella 5.5 device. Accordingly, we expect that a greater concentration of our product revenues will be from Impella CP and Impella 5.5 devices in the future.

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

Our Impella 2.5 device has received FDA and PMDA approvals which allows us to market it in the U.S. and Japan, respectively. The technology is also approved for use in multiple other countries.

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

In September 2019, the Impella 5.5 device received PMA approval from the FDA for safety and efficacy in the therapy of cardiogenic shock for up to 14 days in the U.S. The Impella 5.5 device was introduced in the U.S. through a controlled rollout at hospitals with established heart recovery protocols beginning in fiscal year 2020. In April 2018, the Impella 5.5 device received CE Mark approval in Europe and was introduced in Europe through a controlled rollout, similar to the U.S. In November 2021, the Impella 5.5 device received PMDA approval and we began a controlled rollout in Japan, similar to the U.S. and Europe.

Impella RP®

The Impella RP device is a percutaneous catheter-based axial flow pump that is designed to allow for greater than four liters of blood flow per minute and is intended to provide the flow and pressure needed to compensate for right side heart failure. Our Impella RP device has received FDA and CE Mark approval which allows us to market this technology in the U.S. and European Union. The Impella RP device is the first percutaneous heart pump designed for right heart support to receive FDA approval. The Impella RP device is approved to provide support of the right heart during times of acute failure for certain patients who have received a left ventricle assist device or have suffered heart failure due to AMI, a failed heart transplant, or following open heart surgery. Additionally, we have adapted the design of the Impella RP device to be implanted through the internal jugular vein in the neck; we believe this approach is the preferred method for heart surgeons as it allows for patient ambulation. We anticipate making a regulatory submission for this technology in fiscal year 2023.

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

Abiomed Breethe OXY-1 System

The Breethe OXY-1 System is a portable external respiratory assistance device that we acquired as part of our acquisition of Breethe, in April 2020 in connections with our efforts to expand our product portfolio to support the needs of patients, such as those suffering from cardiogenic shock or respiratory failure, whose lungs can no longer provide sufficient oxygenation. The Breethe OXY-1 System takes venous blood from the patient, removes carbon dioxide and adds oxygen much like a human lung, and returns the oxygenated blood safely back to the patient. In October 2020, the Breethe OXY-1 System received 510(k) clearance from the FDA for an all-in-one, compact cardiopulmonary bypass system. We have conducted a controlled launch of the Breethe OXY-1 System at a limited number of hospitals in the U.S. and have seen positive results regarding survival, blood compatibility, durability of the Pump

Lung Unit (“PLU”), hemodynamic flow rates and ease of patient ambulation. Based on our early patient study, we have identified areas of improvement around the electronics of the console and implemented a voluntary recall at the seven hospitals where the Breethe OXY-1 Systems were placed. Until the corrective action is completed, we are not expanding the number of patients or centers under the controlled launch. The console upgrades may require a 510(k) clearance from the FDA. We expect to resume commercialization of the Breethe OXY-1 System under a controlled rollout in the second half of fiscal year 2023.

Our Product Pipeline

Impella ECP™

The Impella ECP device is designed for blood flow of greater than three and a half liters per minute. It is intended to be delivered on a standard sized (9 French) catheter and will include an expandable inflow in the left ventricle. The Impella ECP device has achieved initial FDA safety milestones, including completion of the first stage in its FDA early feasibility study (“EFS”). The prospective, multi-center, non-randomized EFS is designed to allow us, study investigators, and the FDA to make qualitative assessments about the safety and feasibility of the use of the Impella ECP device in high-risk percutaneous coronary intervention (“PCI”) patients. In fiscal year 2021, we received approval from the FDA to expand the EFS for the Impella ECP device and we continue to enroll patients in this study. In August 2021, we received Breakthrough Device designation by the FDA for the Impella ECP device, which is provided pursuant to the FDA’s Breakthrough Device Program, a program intended to help patients receive more timely access to certain medical technologies by providing a speedier development, assessment and review process for such technologies. The protocol of a single arm pivotal high-risk PCI study for the Impella ECP device, as part of an investigational device exemption (“IDE”) has been approved by the FDA. We have supported over 25 patients in our early feasibility study and began patient enrollment under a pivotal-like protocol in March 2022. We expect to transition to a pivotal trial in fiscal year 2023. The Impella ECP device is still in development and has not been approved for commercial use or sale.

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

Impella BTR™

The Impella BTR device is designed to be a percutaneous, weanable, smart heart pump with integrated motors and sensors. The Impella BTR device is designed to allow for greater than six liters of blood flow per minute, provide up to one year of hemodynamic support and include a wearable driver designed for hospital discharge. The Impella BTR device is expected to and intended to allow for heart recovery or heart remodeling with adjunctive therapies for class III and class IV heart-failure patients. In December 2021, we received conditional approval for an IDE early feasibility study for the Impella BTR device and we enrolled our first patient in April 2022. The Impella BTR device is still in development and has not been approved for commercial use or sale.

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

Our Markets

Coronary heart disease ("CHD") is the most common type of cardiovascular disease and the most common cause of death in the U.S. and represents the number one cause of death for those suffering from obesity and Type II diabetes, according to the American Heart Association ("AHA"). CHD is a condition of the coronary arteries that causes reduced blood flow and insufficient oxygen delivery to the affected portion of the heart. In some cases, CHD leads to acute myocardial infarction, or AMI, commonly known as a heart attack, which may lead to heart failure, a condition in which the heart is unable to pump enough blood to the body’s major organs.

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

Research and Product Development

Since our founding in 1981, we have gained substantial expertise in circulatory support through the development of many product platforms to support heart patients. This includes our Impella platform that we currently market and other technologies that we have supported, and sold in the past, which we do not actively market currently. Our current strategy is to develop a complete portfolio of products across the continuum of care in heart recovery, primarily focused in the area of circulatory care. We intend to continue to use this experience to develop additional circulatory support products as well as making enhancements to our existing products, with an emphasis on improving access and closure with our devices. In addition, we have a number of pipeline products at various stages of development, including the Impella ECP, Impella BTR, Impella XR Sheath and preCARDIA devices.

We expended $163.4 million, $121.9 million and $98.8 million on research and development in fiscal years 2022, 2021 and 2020, respectively. Our research and development expenditures include costs related to clinical trials and studies for our current and anticipated future products.

We are pursuing randomized control trials in high-risk PCI and cardiogenic shock, such as the STEMI DTU Study and PROTECT IV Study, to complement our clinical evidence and best practices to optimize patient outcomes. We are also conducting clinical activities such as the Impella ECP high-risk PCI study and the Impella BTR IDE early feasibility study, as discussed above in the "Our Product Pipeline" section.

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

In April 2019, the FDA approved the initiation of the STEMI DTU pivotal randomized controlled trial. The prospective, multi-center, two-arm trial plans to enroll 668 patients undergoing treatment for a STEMI heart attack at up to 60 sites. Half the patients will be randomized to receive delayed reperfusion after 30 minutes of left ventricular unloading with the Impella CP. The other half will receive immediate reperfusion, the current standard of care. The STEMI DTU trial will test the hypothesis that unloading the left ventricle for 30 minutes prior to reperfusion will reduce myocardial damage from a heart attack and lead to a reduction in future heart failure related events. The trial allows for an adaptive design, which permits adjustments to the study sample size after an interim analysis. Patient enrollment in the trial is ongoing and as of March 31, 2022, we have enrolled 141 patients.

PROTECT IV Study

In April 2021, we announced that the first patient has been enrolled in PROTECT IV, a large, prospective, multi-center randomized controlled trial that is designed to provide the level of clinical evidence needed to achieve a Class I guideline recommendation for Impella in high-risk PCI. The two-arm trial will compare the benefits of high-risk PCI with Impella (primarily Impella CP) versus high-risk PCI without Impella support. The primary endpoint of the study is the composite of all-cause death, stroke, myocardial infarction or hospitalization for cardiovascular causes at a minimum of one year. The trial has an adaptive design. It aims to enroll 1,252 consecutive qualified patients at more than 100 hospital sites across the U.S. and Europe. The PROTECT IV trial will leverage advancements in technology and best practices learned since the completion of the PROTECT II randomized controlled trial and the FDA PMA for the Impella 2.5 heart pump for high-risk PCI. Data from PROTECT II found, when compared to intra-aortic balloon pump, Impella 2.5 led to a 29% reduction in MACCE, defined as composite of death, stroke, myocardial infarction and repeat procedures, at 90 days. PROTECT IV also builds on PROTECT III, a contemporary, prospective, single-arm FDA post-approval study of Impella 2.5 and Impella CP for high-risk PCI. Patient enrollment in the trial is ongoing and as of March 31, 2022, we have enrolled 103 patients.

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

Manufacturing

We manufacture our products in Danvers, Massachusetts, Aachen, Germany and Halethorpe, Maryland. Our Aachen facility performs final assembly and manufactures most of our disposable Impella devices, including the Impella 2.5, Impella CP, Impella 5.0, Impella 5.5, Impella LD and Impella RP. Our Danvers facility also manufactures and performs final assembly for the Impella CP device, Impella 5.5, and certain Impella subsystems and accessories, including our Impella AIC, the console that powers our Impella devices. Our Halethorpe, Maryland facility manufactures the Breethe OXY-1 System. In addition, we rely on third-party suppliers to provide us with components used in our existing products and products under development. For example, we outsource some of the manufacturing for components and circuit cards within our consoles.

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

Sources and Availability of Raw Materials

We purchase, in the ordinary course of business, raw materials and supplies essential to our operations from numerous suppliers in the United States and around the world. To date, we have been able to manage supply disruptions or shortages of raw materials and supplies. A more detailed discussion regarding the risk of global supply chain distribution and its potential impact on our business is contained in “If our suppliers cannot provide the components we require, our ability to manufacture our products could be harmed” in “Risks Related to Our Business, Industry and Operations” under “Item 1A. Risk Factors.”

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

We own or have rights to numerous U.S. and foreign patents. Patents filed both in the U.S. and Europe generally have a life of 20 years from the filing date. Our U.S. and foreign patents have expiration dates ranging from 2022 to 2040 and beyond as we continue to innovate and file for new patent applications.

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

We are aware of other cardiac assist device research efforts in the U.S., Canada, Europe and Japan. In addition, there are a number of companies, including Cardiovascular Systems Inc., Abbott Laboratories, Medtronic, Edwards Lifesciences, Boston Scientific, LivaNova, Terumo Heart, Teleflex, Getinge (Maquet Cardiovascular) and several early-stage companies, that are developing medical devices that provide circulatory support and oxygenation, including implantable left ventricular assist devices, miniaturized rotary ventricular assist devices and cardiopulmonary bypass devices that directly and indirectly compete with our products.

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

Coverage and reimbursement for procedures to implant, remove or replace our products are generally established in the U.S. market. For instance, Medicare covers the use of LVADs when used for support of blood circulation post-cardiotomy, as a temporary life-support system until a human heart becomes available for transplant, or as destination therapy for patients who require permanent mechanical cardiac support, when the use is consistent with FDA approval and FDA-approved labeling instructions, as applicable. Coverage and reimbursement for procedures to implant the Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5 and Impella RP devices, including those devices for which the Impella SmartAssist platform is available, are also established for in-hospital use by Medicare including ICD-10 for procedures and MS DRG coding. Actual coverage and payment may vary by local Medicare fiscal intermediary or third-party insurer. Our Impella devices are also covered by commercial and/or Medicare plans of many third-party insurers including Aetna, Humana, Cigna, Blue Cross Blue Shield, and United Healthcare.

The AHA and CMS have established a system of care around the utilization of percutaneous heart pumps. The history and creation of this dedicated payment system with Impella implant/explant, bi-ventricular, ECPellaTM, and transfer reimbursement allow some of the most critically ill patients the potential to survive and achieve native heart recovery.

The FDA has granted us Emergency Use Authorizations (“EUAs”) for COVID-19. For the duration of the public health emergency (“PHE”), hospitals treating patients diagnosed with COVID-19 receive an additional 20% in reimbursement.

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

Government Regulation and Other Matters

Our products and facilities are subject to regulation by numerous government agencies, including but not limited to the FDA, European Union Member States competent authorities, and the Japanese Pharmaceuticals and Medical Devices Agency, to confirm compliance with the various laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our products. We are also governed by federal, state, local, and international laws of general applicability, such as those regulating employee health and safety, and the protection of the environment. Overall, the amount and scope of domestic and foreign laws and regulations applicable to our business has increased over time. Compliance with these regulations has not had a material effect on our capital expenditures, earnings, or competitive position to date, but new regulations or amendments to existing regulations to make them more stringent could have such an effect in the future. We cannot estimate the expenses we may incur to comply with potential new laws or changes to existing laws, or the other potential effects these laws may have on our business.

United States Regulation

In the U.S., the FDA has responsibility for regulating medical devices under the authority of the Federal Food, Drug and Cosmetic Act, or FFDCA. The FDA regulates design, development, testing, clinical studies, manufacturing, labeling, distribution, import, export, sale promotion, and record keeping for medical devices, and reporting of adverse events, recalls, or other field actions by manufacturers and users to identify potential problems with marketed medical devices. Many of the devices that we develop, manufacture and market are in a category for which the FDA has implemented stringent clinical investigation and pre-market clearance or approval requirements. The process of obtaining FDA clearance or approval to market a product is resource intensive, lengthy, and costly. FDA review may involve delays that adversely affect the marketing and sale of our products. Some of our products are pending regulatory clearance or approval to begin commercial sales in various markets. Ultimately, the FDA may not authorize the commercial release of a medical device if it determines the device is not safe and effective or does not meet other standards for clearance or approval. Additionally, even if a product is cleared or approved, the FDA may impose restrictions requiring postmarket testing and surveillance programs to monitor the effects of these products once commercialized.

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

See “Item 1. Business – Our Existing Products” for additional information regarding regulatory approvals on our Impella devices. We expect to continue to make additional regulatory submissions for our products for additional indications.

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

The FDA can require postmarket surveillance, or PMS, for significant risk devices, such as our medical devices, which require ongoing collection, analysis, and periodic submission to the FDA of clinical data during commercialization over a period of up to several years. The PMS data collection requirements are often burdensome and expensive. The failure to comply with the FDA’s regulations can result in enforcement action, including seizure of products, injunction, prosecution, civil fines and penalties, recall and/or suspension of FDA approval.

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

We are also subject to various local, state, federal, and international laws and regulations relating to environmental protection, hazardous substances and health and safety. These requirements govern, among other things, matters such as safe working conditions, laboratory and manufacturing practices, the handling, storage, use and disposal of hazardous materials and wastes and, if any, the associated cleanup of properties affected by discharges, releases or exposure to pollutants, air emissions, wastewater, and occupational and human health and safety. Specifically, the use of hazardous or potentially hazardous substances in connection with our research and development and manufacturing activities, such as the manufacture of our biomaterials, is subject to compliance with federal environmental regulations and enforcement by various state and local agencies. We believe we have been, and we are in material compliance with all applicable laws and regulations (including environmental laws and regulations). We further believe that we currently have no liabilities under such requirements that could reasonably be expected to materially harm our business, results of operations or financial condition.

International Regulation

Internationally, the approval and regulation of medical devices is subject to a variety of laws and regulation. In Europe, our products are subject to extensive regulatory requirements. Our Impella CP, Impella 5.0, Impella LD, Impella 5.5, Impella RP, and Impella AIC are all approved under CE Mark and are available for sale in the European Union and other markets that recognize CE Mark approval. The European Union requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained, and used in accordance with their intended purpose. National laws conforming to the European Union's legislation regulate our products under the medical devices regulatory system. Although the more variable national requirements under which medical devices were formerly regulated have been substantially replaced by the European Union Medical Devices Regulation, individual nations can still impose unique requirements that may require supplemental submissions. The European Union medical device laws require manufacturers to declare that their products conform to the essential regulatory requirements after which the products may be placed on the market bearing the CE Mark. Manufacturers' quality systems for products in all but the lowest risk classification are also subject to certification and audit by an independent notified body. In Europe, particular emphasis is being placed on more sophisticated and faster procedures for the reporting of adverse events to the competent authorities.

The European Union implemented a new regulatory requirement for medical devices under the Medical Device Regulation (“MDR”) in May 2017. The MDR became fully effective in May 2021 and brought significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, new definitions and registration of economic operators throughout the distribution chain, and additional post market surveillance and vigilance. Penalties for regulatory non-compliance could be severe, including fines, mandatory price reductions, revocation or suspension of business licenses and criminal sanctions. Compliance with the MDR will require re-certification of many of our products to the enhanced standards; however, we are currently still able to market our devices with valid CE Marks issued pursuant to the Medical Device Directives. We have received MDR certification for our Impella CP and Impella CP with SmartAssist, and plan to begin the MDR recertification process for our Impella LD, Impella 5.5 with SmartAssist, Impella RP and Impella AIC during this fiscal year.

In Japan, pre-market approval and clinical studies are required as is governmental pricing approval for medical devices. Our Impella 2.5, Impella CP, Impella 5.0, Impella 5.5 and Impella AIC have regulatory approval and are available for sale in Japan. Clinical studies are subject to a stringent Japanese “Good Clinical Practices” standard. Approval time frames from the Japanese MHLW vary from simple notifications to review periods of one or more years, depending on the complexity and risk level of the device. In addition, importation of medical devices into Japan is subject to the “Good Import Practices” regulations. As with any highly regulated market, significant changes in the regulatory environment could adversely affect future sales.

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

Seasonality

Our quarterly revenues are influenced by many factors, including new product introductions, acquisitions, regulatory approvals, patient and physician holiday schedules, and other factors. Revenues in the first half of our most recent fiscal years represented 49%, 44%, and 49% of total fiscal year revenues for fiscal years 2022, 2021 and 2020, respectively. Our revenues in the first half of our fiscal years have historically generally represented a lower percentage of total annual revenues than revenues in the second half of the fiscal year due to the seasonality of the U.S., European and Japanese markets, where summer vacation schedules normally result in fewer medical procedures for our products.

Human Capital

As of March 31, 2022, we had 2,003 full-time employees, including:

•
418 in product engineering, research and development, clinical development and regulatory;
•
787 in sales, clinical support, marketing, field service and related support
•
586 in manufacturing; and
•
212 in general and administration

As of March 31, 2022, full-time employees by region were:

•
1,285 located in the U.S.
•
609 located in Europe
•
92 located in Japan
•
17 located throughout the rest of world

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

•
Response to the COVID-19 Pandemic. Throughout the COVID-19 pandemic, our priorities have been to support our clinician partners, protect the well-being of our employees, and maintain continuous access to our life-saving technologies while offering front-line in-hospital support. We and our employees have worked together to institute, and maintain ongoing compliance with, stringent safety protocols to ensure continued production in our U.S. and German facilities, such as through working shift adjustments to increase social distancing, requirements for the wearing of masks and personal protective gear and for physical distancing, on-site COVID testing for our employees in both Danvers, Massachusetts and Aachen, Germany, the placement of temperature-taking stations, increased sanitizing in between shifts and readily available hand sanitizing stations in order to maintain a safe working environment for our employees. Our proactive testing and vaccination programs have reduced exposure with early detection, reduced employee anxiety and enabled our manufacturing facilities to operate at full capacity in line with local social distancing requirements. For a discussion of the impact of the COVID-19 pandemic on our business, including our employees, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Pandemic.”

To assess and improve employee retention and engagement, we survey employees annually with the assistance of third-party consultants and take timely action to address feedback provided by employees. Our senior leadership team regularly engages with our employees to understand and identify potential opportunities for improvement.

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

The following is a summary of some of the more important factors that could affect our business:

Macroeconomic and External Risks

•
We are subject to risks associated with public health threats and epidemics, including COVID-19.
•
A prolonged downturn in macroeconomic conditions may materially adversely affect our business.
•
Fluctuations in foreign currency and inflation could result in declines in our reported revenue and results of operations.
•
Our business and operations are subject to risks related to climate change.
•
Our business could be negatively impacted by corporate social responsibility and sustainability matters.

Risks Related to Our Business, Industry and Operations

•
We depend on Impella® products and services for most of our revenues.
•
If we fail to compete successfully against our competitors, our revenues or operating results may be harmed.
•
The commercial success of our products will require acceptance by cardiac surgeons and interventional cardiologists, a limited number of whom have significant influence over medical device selection and purchasing decisions.
•
Expansion into hospital cardiac centers that have not historically used our products may incur long sales and training cycles that may cause our revenues and operating results to vary significantly from quarter to quarter.
•
The training required to use our products may reduce the market acceptance of our products and reduce our revenue.
•
If we do not effectively manage our growth, we may be unable to successfully develop, market and sell our products.
•
The demand for our existing products and products under development is unproven, and we may be unable to successfully commercialize our products.
•
Unsuccessful clinical trials relating to products under development could have a material adverse effect on our prospects.
•
Our future success depends in part on the development of new circulatory assist products, and our development efforts may not be successful.
•
If we are unable to develop additional, high-quality manufacturing capacity, our growth may be limited and our business could be seriously harmed.
•
We depend on third-party reimbursement to our customers for market acceptance of our products. If third-party payers fail to provide coverage and appropriate levels of reimbursement for the medical procedures in which our products are used, our sales and profitability would be adversely affected.
•
If our suppliers cannot provide the components we require, our ability to manufacture our products could be harmed.
•
We rely on distributors to sell our products in some international markets and poor performance by a distributor could reduce our sales and harm our business.
•
We may not be successful in expanding our direct sales activities into international markets.
•
The operating results we have achieved in recent years may not be indicative of our ability to sustain profitability, and our results may fluctuate unpredictably.
•
We may not have sufficient funds to develop and commercialize our new products or make acquisitions of desirable companies, products or technologies.
•
Quality issues may result in inventory write-downs and other costs.
•
If we acquire other companies or businesses, we will be subject to risks that could hurt our business.

•
Consolidation in the healthcare industry could lead to demands for price concessions, which could have an adverse effect on our business, results of operations or financial condition.
•
If we cannot attract and retain key management, scientific, sales and other personnel we need, we will not be successful.

Legal, Regulatory and Compliance Risks

•
If we fail to obtain and maintain necessary governmental approvals for our products and indications, we may be unable to market and sell our products in certain jurisdictions.
•
If the FDA or another regulatory or enforcement agency determines that we have promoted our products for one or more off-label uses, we may be subject to various penalties, including civil or criminal penalties.
•
Off-label use of our products may result in injuries that lead to product liability suits, which could be costly.
•
Product liability claims could damage our reputation and adversely affect our financial results.
•
Our products are subject to extensive regulatory requirements, including continuing regulatory review, which could affect the manufacturing and marketing of our products.
•
Even after receiving regulatory clearance or approval, our products may be subject to product recalls, which could harm our reputation and divert our managerial and financial resources.
•
Changes in healthcare policy and reimbursement systems in the U.S. and abroad could reduce our revenues and results.
•
We must comply with healthcare “fraud and abuse” laws, and we could face penalties for non-compliance and be excluded from government healthcare programs, which would adversely affect our business, financial condition and results of operations.
•
We are subject to the U.S. Foreign Corrupt Practices Act and other anticorruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations.
•
Failure to achieve and maintain the manufacturing standards that our products require may seriously harm our business.
•
The economic effects of “Brexit” may have an adverse impact on our business and operating results.
•
We may undergo an “ownership change” for U.S. federal income tax purposes, which would limit our ability to utilize net operating losses and income tax credit carryforwards from prior tax years.
•
Compliance with and changes in tax laws could materially and adversely impact our financial condition, results of operations and cash flows.
•
Environmental, health and safety laws, including recent environmental regulatory action regarding medical device sterilization facilities, may result in liabilities, expenses and restrictions on our operations.

Risks Related to Intellectual Property, Privacy and Security

•
If we cannot protect our intellectual property, both domestically and internationally, and develop or otherwise acquire additional intellectual property, competition could force us to lower our prices, which could hurt our profitability.
•
Claims that our current or future products infringe or misappropriate the proprietary rights of others could adversely affect our ability to sell those products and cause us to incur additional costs.
•
If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.
•
Disruptions of critical information systems or material breaches in the security of our systems could harm our business, customer relations and financial condition.

Risks Related to Our Common Stock

•
The market price of our common stock is volatile, which has in the past led to and may in the future lead to securities litigation against us. Such litigation may be costly and result in an adverse outcome.
•
The sale of additional shares of our common stock, the issuance of restricted stock units or the exercise of outstanding options to purchase our common stock, would dilute our stockholders’ ownership interest.

The following are detailed descriptions of our Risk Factors summarized above:

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

A prolonged downturn in macroeconomic conditions may materially adversely affect our business.

An economic downturn in the U.S. and elsewhere, including as a result of a continued or future outbreak of COVID-19 or a similar infectious disease, reductions in the level of government funding for scientific research, increases in interest rates, inflation, among other factors, may cause our current or potential customers to delay or reduce purchases, which could, in turn, result in reductions in sales of our products, materially and adversely affecting our results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers’ ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect our results of operations and cash flow. In addition, a decline in our customers’ ability to pay as a result of the economic downturn may lead to increased difficulties in the collection of our accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

Fluctuations in foreign currency exchange rates and inflation could result in declines in our reported sales and results of operations.

Because some of our international sales are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign currency exchange rates, primarily the Euro and the Japanese yen. We do not hedge our exposure to foreign currency fluctuations from international operations. As a result, revenues and expenses occurring in the future that are denominated in foreign currencies may be translated into U.S. dollars at less favorable rates, resulting in reduced revenues and earnings.

We experienced inflationary pressures in fiscal year 2022 and expect such pressures to continue in fiscal year 2023. Cost inflation, including increases in raw material prices, labor rates, and transportation costs may impact our profitability. Our ability to recover these cost increases through price increases may lag, resulting in downward pressure on our operating results. Any attempts to offset cost increases with price increases may result in reduced sales, increase customer dissatisfaction or otherwise harm our reputation.

Our business and operations are subject to risks related to climate change.

The effects of global climate change present risks to our business. Natural disasters, extreme weather and other conditions caused by or related to climate change could adversely impact our supply chain, including manufacturing and distribution networks, the availability and cost of raw materials and components, energy supply, transportation, or other inputs necessary for the operation of our business. Climate change and natural disasters could also result in physical damage to our facilities as well as those of our suppliers, customers, and other business partners, which could cause disruption in our business and operations. Our facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead time to repair or replace. The facilities may be affected by natural or man-made disasters and in the event they were affected by a disaster, we would be forced to rely on third-party manufacturers. Although we believe we possess adequate insurance for the disruption of our business from causalities, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Our business could be negatively impacted by corporate social responsibility and sustainability matters.

There has been an increased focus from investors, customers, employees and other stakeholders concerning corporate social responsibility and sustainability matters, including addressing climate change, which may result in increases in our costs to operate our business or restrict certain aspects of our activities. The standards by which corporate social responsibility and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time and the extent and severity of climate change impacts are unknown. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters could have a material adverse impact on our future results of operations, financial position and cash flows.

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
•
product liability claims; and
•
technological breakthroughs resulting in product obsolescence.

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

Advances in medical technology, biotechnology and pharmaceuticals may reduce the size of the potential markets for our products or render our products obsolete. We are aware of other cardiac assist device research efforts in the U.S., Canada, Europe and Japan. In addition, there are a number of companies, including Cardiovascular Systems Inc., Abbott Laboratories, Medtronic, Edwards Lifesciences, Boston Scientific, LivaNova, Terumo Heart, Teleflex, Getinge (Maquet Cardiovascular) and several early-stage companies, that are developing medical devices that provide circulatory support and oxygenation, including implantable left ventricular assist devices, miniaturized rotary ventricular assist devices and cardiopulmonary bypass devices that directly and indirectly compete with our products.

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

We rely on third-party suppliers to provide us with many of the components used in our existing products and products in development. For example, we outsource the manufacturing of most of our consoles and the sterilization process for our products. Relying on third-party suppliers makes us vulnerable to component part failures or obsolescence and interruptions in supply, either of which could impair our ability to conduct clinical trials or to ship our products to our customers on a timely basis. Using third-party vendors makes it difficult and sometimes impossible for us to test fully certain components, such as components on circuit boards, maintain quality control, manage inventory and production schedules and control production costs. Many of our manufacturing suppliers may be required to comply with the FDA or other regulatory manufacturing regulations and to satisfy regulatory inspections in connection with the manufacture of the components. Any failure by a supplier to comply with applicable requirements could lead to a disruption in supply. Vendor lead times to supply us with ordered components vary significantly and often can exceed six months or more. Both now, and as we expand our manufacturing capacity, we cannot be sure that our suppliers will furnish us required components when we need them or be able to provide us with sufficient inventory to support our expected growth in demand for our products. The ongoing COVID-19 pandemic (including new variants of COVID-19) or similar infectious diseases may also create disruptions in our supply chain. For more information, see “—We are subject to risks associated with public health threats and epidemics, including COVID-19.” These factors could make it more difficult for us to manufacture our products effectively and efficiently and could adversely impact our results of operations.

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

We rely on distributors to market and sell our products in certain parts of Europe, Asia, South America and the Middle East. Many of these distributors have the exclusive right to distribute our products in their territory. We may hire distributors to market our products in additional international markets in the future. Our success in these markets will depend almost entirely upon the efforts of our distributors, over whom we have little or no control. If a distributor does not market and sell our products effectively and maintain a continued focus on the sale, distribution and support of our products up to our standards, we could lose sales and impair our ability to compete and introduce our technology in that market. From time to time, these distributors could decide to reduce their levels of inventory with regard to certain of our products due to various factors, which could have an adverse effect on our business depending on the extend of the distributor’s sales. Outbreaks of infectious diseases such as COVID-19 or similar diseases, may also create disruptions in our distribution networks, especially in foreign markets that are forced to implement extended quarantine measures due to a lack of treatment and/or testing resources. For more information, see “—We are subject to risks associated with public health threats and epidemics, including COVID-19.” We are subject to credit risk and foreign currency risk associated with shipments to our distributors and this could negatively impact our financial condition and liquidity in the future.

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

The operating results we have achieved in recent years may not be indicative of our ability to sustain profitability and our results may fluctuate unpredictably

We recognized net income of $136.5 million, $225.5 million and $203.0 million for the fiscal years ended March 31, 2022, 2021 and 2020, respectively. Factors that may cause our operating results to fluctuate may include:

•
costs related to new business development initiatives, such as potential acquisitions of new businesses;
•
integration of newly-acquired companies and related products and technologies such as Breethe and the OXY-1 System and preCARDIA, respectively, into our operations and product lines;
•
competitive changes, such as price changes or new product introductions that we or our competitors may make;
•
reputational risk relating to customer reviews of our products;
•
changes in demand for our products and timing of customer orders and deliveries;
•
seasonality of sales in the U.S., European and Japanese markets, where summer vacation schedules normally result in fewer medical procedures during the first half of our fiscal year;

•
the recent expansion of our global distribution network;
•
investments in new geographic markets;
•
the impact of additional investments to expand manufacturing capacity on cost of product sales;
•
legal expenses related to patent litigation and other matters;
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
•
the impact of a pandemic, epidemic or outbreak of an infectious disease, such as the ongoing COVID-19 pandemic, on our and our customers’ ability to operate to full capacity

We believe that period-to-period comparisons of our historical results are not necessarily meaningful and investors should not rely on them as an indication of our future performance. To the extent we experience the factors described above, our future operating results may not meet the expectations of securities analysts or investors, which may cause the market price of our common stock to decline.

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

In May 2021, we acquired 100% interest in preCARDIA in order to complement our product portfolio to expand options for patients with acute decompensated heart failure (“ADHF”). In April 2020, we completed the acquisition of Breethe with an aim to complement and expand our product portfolio with Breethe’s novel extracorporeal membrane oxygenation system. We may pursue acquisitions in the future to obtain complementary businesses, products or technologies. Any such acquisition may not produce the revenues, earnings or business synergies that we anticipate and could be dilutive to earnings. An acquired business, product, or technology might not perform as we expect. Our management could spend a significant amount of time, effort and money in identifying, pursuing and completing the acquisition. If we complete an acquisition, we may encounter significant difficulties and incur sizable expenses in integrating the operations and personnel of the acquired company into our operations. For more information on our acquisitions, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisition of preCARDIA and Acquisition of Breethe, Inc.”

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

If we include future milestones as part of the potential purchase price of an acquisition, then we will have to estimate the value of these milestones each reporting period and any changes underlying these estimates with respect to expected timing or valuation of these milestones could have a volatile impact on our earnings. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation— Acquisition of preCARDIA and Acquisition of Breethe, Inc.” We periodically make investments in medical device companies that focus on heart failure and heart pumps and other medical device technologies. The aggregate carrying amount of our portfolio of investments in medical device companies, including Shockwave Medical was $131.8 million and $101.6 million as of March 31, 2022 and 2021, respectively, and is classified within other assets in the consolidated balance sheets.

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

Changes in healthcare policy and reimbursement systems in the U.S. and abroad could reduce our revenues and profitability.

Political, economic and policy influences are leading the healthcare industry to make substantial structural and financial changes that will continue affecting our results of operations. Government and private sector initiatives limiting the growth of healthcare costs (including price regulation), coverage and payment policies, comparative effectiveness of therapies, technology assessments and healthcare delivery structure reforms, are continuing in many countries where we do business. In March 2010, the U.S. federal government enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”), which made changes to the manner in which many healthcare services are provided and paid for in the U.S. The ACA includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes on certain companies and individuals. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future which could change the way healthcare is financed by both governmental and private insurers and which may significantly impact our industry and our business. Various portions of the ACA are currently undergoing legal and constitutional challenges in federal court, including a case challenging the constitutionality of the ACA’s individual mandate which is currently before the U.S. Supreme Court. Pending the U.S. Supreme Court’s decision, the ACA remains in effect, but it is unclear how this decision, and other efforts to repeal or further modify the ACA, particularly given the new administration, will impact the ACA and consequently our business.

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

In June 2016, the United Kingdom held a referendum in which voters approved what is commonly referred to as Brexit, and following protracted negotiations, the United Kingdom withdrew from the European Union on January 31, 2020. A transition period ended on December 31, 2020, during which the United Kingdom and the European Union negotiated the terms of the United Kingdom’s relationship with the European Union going forward, and implemented the European Union-United Kingdom Trade and Cooperation Agreement beginning on January 1, 2021. The effects of and the perceptions as to the impact from the withdrawal of the United Kingdom from the European Union has and may continue to adversely affect business activity and economic and market conditions in the United Kingdom, the Eurozone, and globally, and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the pound sterling and the euro. In addition, Brexit and the implementation of the European Union-United Kingdom Trade and Cooperation Agreement could lead to additional. long-term political, economic, financial, trade and legal implications and have regulatory impacts applicable to our business globally and specifically in the region. If the United Kingdom were to significantly alter its regulations affecting the medical device industry, we could face significant new costs. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations.

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

We may undergo an “ownership change” for U.S. federal income tax purposes, which would limit our ability to utilize net operating losses and income tax credit carryforwards from prior tax years.

If we undergo an “ownership change” for U.S. federal income tax purposes, our ability to utilize net operating loss and income tax credit carryforwards from prior years to reduce income taxes in future tax years might be limited by the Internal Revenue Code, either by limiting the amount of net operating losses or income tax credits that can be utilized to offset income taxes in a given year, or in total over the entire carryforward period. Certain changes in the ownership of our common stock may result in an ownership change sufficient to limit the availability of our net operating losses and income tax credit carryforwards. Net operating losses, foreign tax credits and research and development credits have expiry dates in the U.S. and the ability to fully utilize them will be dependent upon generating taxable income in the future. The potential benefits of net operating losses and other carryforwards may be limited as a result of examinations and audits by the Internal Revenue Service (the “IRS”) and other taxing authorities. We also have net operating loss carryforwards in other countries outside of the U.S. and our ability to use those losses in the future to offset taxable income could be limited by tax regulations in those countries.

Compliance with and changes in tax laws could materially and adversely impact our financial condition, results of operations and cash flows.

Our tax returns and other tax matters are subject to examination by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. We cannot guarantee the outcome of these examinations. If our effective tax rates were to increase, particularly in the United States, or in other countries implementing legislation to reform existing tax legislation, including the European Union and Germany, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.

The current U.S. presidential administration may implement changes to U.S. tax policy, including an increase in the U.S. corporate income tax rate. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to our effective tax rate.

Additionally, the Organization for Economic Co-operation and Development (the “OECD”), the European Commission (the “EC”) and individual taxing jurisdictions where we and our affiliates do business have recently focused on issues related to the taxation of multinational corporations. The OECD has released its comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. In addition, the OECD, the EC and individual countries are examining changes to how taxing rights should be allocated among countries considering the digital economy. As a result, the tax laws in the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis and any such changes could materially adversely affect our business.

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

For a discussion of our material legal proceedings, including those related to patent matters, as of March 31, 2022, see “Note 16. Commitment and Contingencies” to our consolidated financial statements in this Report, which is incorporated by reference into this item.

Claims that our current or future products infringe or misappropriate the proprietary rights of others could adversely affect our ability to sell those products and cause us to incur additional costs.

Patents and other proprietary rights are and will continue to be essential to our business, and our ability to compete effectively with other companies will be dependent upon the proprietary nature of our technologies. Others may hold or obtain patents that cover aspects or uses of our innovations. The patents of others may render our patents obsolete, limit our ability to patent or practice our innovations, or otherwise have an adverse effect on our ability to conduct business. Because foreign patents may afford less protection than U.S. patents, our foreign patent estate may not adequately protect our technology. We also own or have rights to certain pending U.S. and foreign patent applications. We believe patents will issue pursuant to such applications but cannot guarantee it. Moreover, neither the timing of any issuance, the scope of protection, nor the actual issue date of these pending applications can be forecasted with precision

The medical device industry is characterized by a large number of patents and by frequent and consequential intellectual property litigation. Our products and technologies could infringe on the proprietary rights of third parties. If third parties successfully assert infringement or other claims against us, we may not be able to sell our products or we may have to pay significant damages and ongoing royalties. In addition, patent or intellectual property disputes or litigation may be costly, result in product development delays, or divert the efforts and attention of our management and technical personnel. If any such disputes or litigation arise, we may seek to enter into a royalty or licensing arrangement. However, such an arrangement may not be available on commercially acceptable terms, if at all. We may decide, in the alternative, to litigate the claims or seek to design around the patented or otherwise protected proprietary technology, which may also be costly and time consuming.

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

HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Noncompliance with HIPAA requirements can result in administrative, criminal and civil penalties. Many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA. In addition, the California Consumer Privacy Act, or the CCPA, which grants expanded rights to access and delete personal information and opt out of certain personal information sharing, among other things, became effective on January 1, 2020 and was expanded to include additional consumer rights and business obligations when the California Privacy Rights Act (the “CPRA”) goes into effect on January 1, 2023. Additional states have enacted, or are proposing similar, data privacy legislation.

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

•
market perceptions of the status of our product development efforts;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate offices are located in Danvers, Massachusetts. The locations and uses of our major properties as of March 31, 2022, are listed below:

Location		Function
Danvers, Massachusetts (22 Cherry Hill Drive)	(1)	Corporate headquarters, research and development, regulatory and clinical affairs, manufacturing, administration, marketing, distribution
Danvers, Massachusetts (24 - 42 Cherry Hill Drive)	(1)	Research and development, distribution, manufacturing, administration
Halethorpe, Maryland	(2)	Research and development, manufacturing, administration
Woburn, Massachusetts	(2)	Manufacturing, administration
Aachen, Germany	(1)	Research and development, regulatory and clinical affairs, manufacturing, administration, marketing, distribution
Berlin, Germany	(2)	Research and development
Tokyo, Japan	(2)	Administration, regulatory and clinical affairs, marketing, distribution

(1)
Owned properties
(2)
Leased property

We believe our properties have been well maintained, are in good operating condition, and provide adequate capacity to support our business operations.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time involved in various legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. For a discussion of our material legal proceedings as of March 31, 2022, see “Note 16. Commitment and Contingencies,” which is incorporated by reference into this item.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “ABMD.”

Stockholders

As of May 13, 2022, we had approximately 351 holders of record of our common stock, including Cede & Co., the nominee of the Depository Trust Company. The number of record holders may not be representative of the number of beneficial owners of our common stock, whose shares are held in street name by banks, brokers and other nominees.

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

Issuer Purchases of Equity Securities

In August 2019, our Board of Directors authorized a stock repurchase program for up to $200.0 million of shares of its common stock. Under this stock repurchase program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time. We are funding the stock repurchase program with our available cash and marketable securities. Through March 31, 2022, we have repurchased a total 533,336 shares at an aggregate cost of $96.2 million through this stock repurchase program. The remaining authorization under the stock repurchase program was $103.8 million as of March 31, 2022. There were no stock repurchases during the fiscal year 2022.

Securities Authorized for Issuance under Equity Compensation Plans

Please see Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" under Part III of this Report for information on where to find information required by Item 201(d) of Regulation S-K.

Performance Graph

The following graph compares the yearly change in the cumulative total stockholder return for our last five fiscal years, based upon the market price of our common stock, with the cumulative total return on a Nasdaq Composite Index (U.S. Companies) and a peer group, the Nasdaq Medical Equipment-SIC Code 3840-3849 Index, which is comprised of medical equipment companies, for that period. The performance graph assumes the investment of $100 as of March 31, 2017 in our common stock, the Nasdaq Composite Index (U.S. Companies) and the peer group index, and the reinvestment of any and all dividends.

	Cumulative Total Return ($)
	3/31/2017	3/31/2018	3/31/2019	3/31/2020	3/31/2021	3/31/2022
ABIOMED, Inc.	100	232	228	116	255	265
Nasdaq Composite Index	100	119	131	130	224	241
Nasdaq Medical Equipment SIC Code 3840-3849	100	108	113	92	136	113

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes included elsewhere in “Financial Statements and Supplementary Data.” Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read “Part I, Item 1.A Risk Factors” in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

COVID-19 Pandemic

We are subject to additional risks and uncertainties as a result of the ongoing novel coronavirus (“COVID-19”) pandemic. Since March 2020, the ongoing COVID-19 pandemic has adversely impacted and is likely to further adversely impact our business and markets, including our workforce and the operations of our customers, suppliers, and business partners. While the COVID-19 (including new variants of COVID-19) pandemic remains fluid and continues to evolve differently across various geographies, we believe we are likely to continue to experience variable impacts on our business. To ensure the health and safety of our global employees, we continue to offer onsite COVID-19 testing and vaccinations in order to maintain a safe working environment. Our proactive testing and vaccination programs have reduced exposure with early detection and enabled our manufacturing facilities to operate at full capacity.

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

During the first quarter of fiscal year 2022, we experienced varying levels of recovery across our product lines and geographic locations from the challenges caused by the pandemic.

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

During the fourth quarter of fiscal year 2022, the Omicron variant had a pronounced impact on hospital capacity, resources, and procedure volumes in January 2022, especially in the United States. While we experienced improvements in overall patient utilization in the fourth quarter, we continue to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including any impact on our customers, including the ongoing hospital labor shortages, employees, suppliers, vendors, business partners and distribution channels, as well as on procedures and the demand for our products by keeping apprised of local, regional, and global COVID-19 surges (including new variants of the virus).

While we cannot reliably estimate the extent to which the COVID-19 pandemic may impact patient utilization and revenues of our products, our focus is to continue increasing patient utilization of our Impella devices in the U.S. and growing our business internationally, with a continued focus on Europe and Japan. As of the date of issuance of these financial statements, the extent to which the COVID-19 pandemic may materially adversely affect our financial condition, liquidity or results of operations is uncertain.

Macroeconomic Conditions

Our revenues and results of operations may be susceptible to fluctuations in macroeconomic conditions, including inflation and slowing economic growth and contractions, changes in customer and consumer sentiment and demand, increasing prices for raw materials, transportation and labor costs, disruptions in the manufacturing, supply and distribution operations of us and our suppliers. The nature and extent of the impact of these factors among others varies by region and remains uncertain and unpredictable.

Acquisition of preCARDIA

We acquired 100% interest in preCARDIA on May 28, 2021. preCARDIA is a developer of a proprietary catheter and controller that will complement Abiomed’s product portfolio to expand options for patients with acute decompensated heart failure (“ADHF”). The preCARDIA system is uniquely designed to rapidly treat ADHF-related volume overload by effectively reducing cardiac filling pressures and promoting decongestion to improve overall cardiac and renal function. We acquired preCARDIA for a purchase price of $115.2 million. The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the acquisition related to the acquired in-process research and development asset. Since the acquired technology platform is pre-commercial and has not reached technical feasibility, the cost of the in-process research and development asset was expensed, resulting in a charge of $116.0 million to the consolidated statements of operations for the year ended March 31, 2022. In addition, we recognized a gain of $21.0 million related to our previously owned minority interest within the consolidated statements of operations for the year ended March 31, 2022. In connection with the acquisition, we acquired a license agreement, under which there is a potential payout of $5 million based on the achievement of a commercial milestone. During the year ended March 31, 2022, we made a holdback payment of $0.5 million to former shareholders of preCARDIA.

Acquisition of Breethe, Inc.

We acquired Breethe, a Maryland corporation, on April 24, 2020. Breethe is engaged in research and development of a novel extracorporeal membrane oxygenation (“ECMO”) system that we expect will complement and expand our product portfolio to more comprehensively serve the needs of patients whose lungs can no longer provide sufficient oxygenation, including some patients suffering from cardiogenic shock or respiratory failure. We acquired Breethe for $55.0 million in cash, with additional potential payouts up to a maximum of $55.0 million payable based on the achievement of certain technical, regulatory and commercial milestones. In October 2020, the Breethe OXY-1 System received a 510(k) clearance from the FDA for an all-in-one, compact cardiopulmonary bypass system. We have conducted a controlled launch of the Breethe OXY-1 System at a limited number of hospitals in the U.S. and have seen positive results regarding survival, blood compatibility, durability of the Pump Lung Unit (“PLU”), hemodynamic flow rates and ease of patient ambulation. Based on our early patient study, we have identified areas of improvement around the electronics of the console and implemented a voluntary recall at the seven hospitals where the Breethe OXY-1 Systems were placed. The console upgrades may require a 510(k) clearance from the FDA. Therefore, until the corrective action is completed, we are not expanding the number of patients or centers under the controlled launch. We expect to resume commercialization of the Breethe OXY-1 System under a controlled rollout in the second half of fiscal year 2023.

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

Income Taxes

Our provision for income taxes is comprised of a current and deferred provision. The current income tax provision is calculated as the estimated taxes payable or refundable on income tax returns for the current fiscal year. The deferred income tax provision is calculated for the estimated future income tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the temporary differences are expected to reverse.

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

Other Investments

We periodically make investments in medical device companies that focus on heart failure and heart pumps and other medical device technologies. For equity investments that do not have readily determinable market values, we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. We monitor any events or changes in circumstances that may have a significant effect on the fair value of investments, either due to impairment or based on observable price changes, and make any necessary adjustments.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in “Note 2. Basis of Preparation and Summary of Significant Accounting Policies” to our consolidated financial statements in this Report.

Results of Operations for the Fiscal Years Ended March 31, 2022 and March 31, 2021 (“fiscal year 2022” and “fiscal year 2021”)

Revenue

The following table disaggregates our revenue by products and services:

	Fiscal Years Ended March 31,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
Product revenue	$984,541	95%	$806,322	95%	$178,219	22%
Service and other revenue	47,212	5%	41,200	5%	6,012	15%
Total revenue	$1,031,753	100%	$847,522	100%	$184,231	22%

The following table disaggregates our revenue by geographic location:

	Fiscal Years Ended March 31,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
United States	$837,613	81%	$691,579	82%	$146,034	21%
Europe	131,909	13%	105,320	12%	26,589	25%
Japan	51,694	5%	42,868	5%	8,826	21%
Rest of world	10,537	1%	7,755	1%	2,782	36%
Outside the U.S.	194,140	19%	155,943	18%	38,197	24%
Total revenue	$1,031,753	100%	$847,522	100%	$184,231	22%

The following table disaggregates our product revenue by geographic location:

	Fiscal Years Ended March 31,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
United States	$796,789	77%	$655,164	77%	$141,625	22%
Europe	127,293	12%	101,716	12%	25,577	25%
Japan	49,922	5%	41,686	5%	8,236	20%
Rest of world	10,537	1%	7,756	1%	2,781	36%
Outside the U.S.	187,752	18%	151,158	18%	36,594	23%
Total product revenue	$984,541	95%	$806,322	95%	$178,219	22%

Product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5, Impella RP and Impella AIC product sales and related accessories. Service and other revenue represents revenue earned on service maintenance contracts and preventative maintenance calls. The following is a discussion of our revenues for fiscal year 2022.

Total Revenue

Total revenue increased by $184.2 million, or 22%, from fiscal year 2021 to fiscal year 2022. The increase in total revenue from fiscal year 2021 to fiscal year 2022 was driven by both product revenue and service and other revenue, as further described below.

Product Revenue

Product revenue increased by $178.2 million, or 22%, from fiscal year 2021 to fiscal year 2022. U.S. product revenue increased by $141.6 million or 22% from fiscal year 2021 to fiscal year 2022. Outside the U.S., product revenue for fiscal year 2022 increased by $36.6 million or 23% from fiscal year 2021 to fiscal year 2022.

Product revenue increased from fiscal year 2021 to fiscal year 2022 primarily due to sales mix and higher patient utilization in the U.S., Germany and Japan as we experienced varying levels of recovery across our product lines and geographic locations from the challenges caused by the COVID-19 pandemic. Despite these overall improvements, the timing and impact of COVID-19 on patient utilization volume varied widely by country, region, and type during the period as discussed in the "COVID-19 Pandemic" section above.

Service and other revenue

Service and other revenue increased by $6.0 million, or 15%, from fiscal year 2021 to fiscal year 2022. The increase in service revenue was primarily due to an increase in service contracts sold. We have expanded the number of Impella AIC consoles at many of our existing higher volume customer sites and continue to sell additional consoles to new customer sites. We expect revenue growth for service revenue to be consistent with recent history as most customer sites in the U.S. have service contracts which typically have three-year terms.

Cost of Revenue

	Fiscal Years Ended March 31,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
Cost of revenue	$188,158	18%	$161,907	19%	$26,251	16%

Cost of revenue for fiscal year increased by $26.3 million, or 16%, from fiscal year 2021 to fiscal year 2022. Gross margin was 82% for fiscal year 2022 and 81% for fiscal year 2021.

Cost of product revenue increased due to our investment in direct labor and overhead as we continue to expand the manufacturing capacity of our facilities in the U.S. and Germany. In addition, cost of product revenue increased due to the composition of material purchases to support newer generation devices. The increase in gross margin was primarily due to the increase in production effectiveness, increased sales volume and favorable pricing mix as we shifted to Impella CP with SmartAssist and Impella 5.5 with SmartAssist.

Operating Expenses

	Fiscal Years Ended March 31,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
Research and development	$163,403	16%	$121,875	14%	$41,528	34%
Selling, general and administrative	423,486	41%	334,183	39%	89,303	27%
Acquired in-process research and development	115,986	11%	—	—	115,986	100%
Total operating expenses	$702,875	68%	$456,058	54%	$246,817	54%

Research and Development Expenses

Research and development expenses increased by $41.5 million, or 34%, from fiscal year 2021 to fiscal year 2022. The increase in research and development expenses was primarily due to our increases in regulatory and quality hiring, ongoing product development initiatives relating to our existing and pipeline products, the development of the Impella ECP™, preCARDIA, Impella BTR™, Breethe OXY-1 System™ and Impella XR Sheath™ devices, the expansion of our engineering organization, continued investment in our clinical trials, most notably the STEMI DTU and PROTECT IV studies, and our focus on clinical, technological and quality initiatives for our products.

We expect research and development expenses to continue to increase as we continue to increase engineering, product development and clinical spending related to our initiatives to improve our existing products, develop new technologies and conduct clinical research activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $89.3 million, or 27%, from fiscal year 2021 to fiscal year 2022. The increase in selling, general and administrative expenses was primarily due to increases in commercial hiring, marketing, travel, clinical training and education initiatives and higher stock compensation expense.

We aim to continue to invest strategically in hiring and sales and marketing activities, with a particular focus on training and education to drive utilization of our Impella devices and recovery awareness for acute heart failure patients.

Acquired In-Process Research and Development Expenses

We acquired 100% interest in preCARDIA on May 28, 2021, for a purchase price of $115.2 million. In connection with the acquisition, we acquired net assets of $115.2 million, which included $115.5 million related to the fair value of the in-process research and development asset and $0.3 million for net liabilities assumed. The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the acquisition related to the acquired in-process research and development asset. Since the acquired technology platform is pre-commercial and has not reached technical feasibility, the cost of the in-process research and development asset was expensed. In fiscal year 2022, we made a holdback payment of $0.5 million to former shareholders of preCARDIA for a total acquisition price of $115.9 million.

Interest and other income, net

	Fiscal Years Ended March 31,
	2022	2021	Change
	Amount (in thousands)	Amount (in thousands)	Amount (in thousands)%
Interest and other income, net	$49,840	$58,663	(8,823)	(15)%

Interest and other income, net decreased by $8.8 million, or 15%, from fiscal year 2021 to fiscal year 2022. This decrease was primarily due to the recognition of a $22.9 million pre-tax gain from our investment in Shockwave Medical in fiscal year 2022 compared to a $50.8 million pre-tax gain in fiscal year 2021, partially offset by the $21.0 million gain, related to our previously owned minority interest in preCARDIA. In addition, interest and other income, net decrease from fiscal year 2021 to fiscal year 2022 due to a $2.7 million decrease in interest income related to marketable securities and a $1.5 million decrease in interest income related to the cross-currency swap partially offset by a $3.1 million gain related to foreign currency fluctuations.

Income tax provision

	Fiscal Years Ended March 31,
	2022	2021	Change
	Amount (in thousands)	Amount (in thousands)	Amount (in thousands)%
Income tax provision	$54,055	$62,695	(8,640)	(14)%

The income tax provision decreased by $8.6 million, or 14%, from fiscal year 2021 to fiscal year 2022. Our effective income tax rate was 28.4% in fiscal year 2022 and 21.8% in fiscal year 2021. The increase in the effective tax rate for fiscal year 2022 is primarily due to a non-deductible charge for in-process research and development related to the preCARDIA acquisition offset by an increase in research and development credits.

Results of Operations for the Fiscal Years Ended March 31, 2021 and March 31, 2020

For a comparison of our results of operations for the fiscal years ended March 31, 2021 and March 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended March 31, 2021 filed with the SEC on May 21, 2021, which comparative information is incorporated by reference in this Report.

Liquidity and Capital Resources

As of March 31, 2022, our total cash, cash equivalents, and short and long-term marketable securities totaled $978.7 million, an increase of $130.9 million compared to $847.8 million as of March 31, 2021. The change in our cash, cash equivalents, and short and long-term marketable securities was primarily due to positive cash flows from operations, offset by cash used for investments in property, equipment and other investments, and cash used for financing activities related to equity activity.

A summary of our cash flow activities is as follows:

	For the Year Ended March 31,
	2022	2021
Net cash provided by operating activities	$285,390	$274,578
Net cash used for investing activities	(380,990)	(223,344)
Net cash used for financing activities	(2,202)	(8,067)
Effect of exchange rate changes on cash and cash equivalents	(2,090)	(2,798)
Net (decrease) increase in cash and cash equivalents	$(99,892)	$40,369

For a discussion of our liquidity and capital resources and our cash flow activities for the fiscal year ended March 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on May 21, 2021, which is incorporated by reference in this Report.

Cash Provided by Operating Activities

In fiscal year 2022, net cash provided by operating activities consisted of net income of $136.5 million, plus non-cash items of $179.1 million less cash used for working capital of $30.2 million. As discussed above, the change in net income was primarily due to an increase in operating expenses partially offset by an increase in revenue in fiscal year 2022 compared to fiscal year 2021. Adjustments for non-cash items consisted primarily of $116.0 million for acquired preCARDIA in-process research and development, $52.7 million of stock-based compensation expense, $28.1 million of depreciation and amortization expense, a change in fair value of our investment in Shockwave Medical and other private medical technology companies of $22.9 million, a $21.0 million gain related to our previously owned minority interest in preCARDIA recognized upon the acquisition of preCARDIA in May 2021, $18.0 million in inventory write-downs, $3.7 million in accretion on marketable securities, a $2.4 million change in our deferred tax provision, and a change in fair value of contingent consideration of $0.9 million. The decrease in cash from changes in working capital is primarily due to a $29.3 million increase in inventory to support growing sales volume and improve safety stock levels to mitigate supply chain risks, an $8.4 million increase in prepaid expenses and other assets and a $0.1 million decrease in accounts payable, accrued expenses and other liabilities, partially offset by a $5.3 million decrease in accounts receivable associated with timing and volume of sales and collections and a $2.3 million decrease in deferred revenue.

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

Cash Used for Investing Activities

In fiscal year 2022, net cash used for investing activities included $243.6 million in purchases (net of maturities) of marketable securities, $82.8 million for our acquisition of preCARDIA, $35.8 million for the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers and Aachen, Germany and $18.8 million for our investment in private medical technology companies.

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

Capital expenditures for fiscal year 2023 are estimated to range from $40 million to $50 million, including, as part of long-term development of our business, additional capital expenditures for manufacturing capacity and building expansions in our Danvers and Aachen facilities and information systems development projects.

Cash Used for Financing Activities

For fiscal year 2022, net cash used for financing activities included $16.5 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards and $2.3 million related to payment of contingent consideration due to achievement of related milestone. These amounts were offset by $9.4 million in proceeds from the exercise of stock options and $7.2 million in proceeds from the issuance of stock under the employee stock purchase plan.

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

Operating Capital and Liquidity Requirements

Our sources of cash liquidity are primarily from existing cash and cash equivalents, marketable securities and cash flows from operations. As of March 31, 2022, our cash, cash equivalents, and short and long-term marketable securities totaled $978.7 million, an increase of $130.9 million compared to $847.8 million as of March 31, 2021. Marketable securities as of March 31, 2022 consisted of $845.9 million held in funds that invest in U.S. Treasury securities, government-backed securities, corporate debt securities and commercial paper. We generated operating cash flows of $285.4 million and $274.6 million in fiscal years 2022 and 2021, respectively. As of March 31, 2022, we had no debt outstanding. We believe that our sources of liquidity are sufficient to fund the current requirements of working capital, capital expenditures, and other financial commitments for at least the next twelve months.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities portfolio. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of U.S. government and agency securities, corporate debt securities and commercial paper. The market value of our marketable securities may decline if current market interest rates rise. The fair value of our marketable securities as of March 31, 2022 was $845.9 million. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2022, we believe the decline in fair market value of our investment portfolio would be immaterial. Our marketable securities are recorded at fair value, and gains or losses from these securities are recognized within other comprehensive income as they occur.

Foreign Currency Exchange Rate Risk

Foreign currency risk arises from our investments in subsidiaries owned and operated in non-U.S. countries. Such risk is also a result of transactions with customers in countries outside the United States. Approximately 18% of our revenue was denominated in foreign currencies for the fiscal year ended March 31, 2022. As our business in regions outside of the United States continues to increase, we will be increasingly exposed to foreign currency exchange risk related to our foreign operations.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro and Japanese yen, could adversely affect our financial results, including our revenues and revenue growth rates, gross margins, income and losses as well as assets and liabilities.

Our investment in our subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of stockholders’ equity. Although we will continue to monitor our exposure to currency fluctuations, the impact of an aggregate change of 10% in foreign currency exchange rates relative to the U.S. dollar on our results of operations and financial position could be material.

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

Credit Risk

In the normal course of business, we provide credit to our customers in the health care industry, perform credit evaluations of these customers, and maintain allowances for potential credit losses, which have historically been adequate compared to actual losses. In fiscal year 2022, we had no customers that represented 10% or more of our total revenue or accounts receivable. Credit is extended based on an evaluation of a customer’s historical financial condition and generally collateral is not required. Our history of credit losses has not been significant and we maintain an allowance for doubtful accounts based on our assessment of the collectability of accounts receivable. Accounts receivables are geographically dispersed, primarily throughout the U.S., as well as in Europe and other foreign countries where formal distributor agreements exist. Our exposure to credit losses may increase if our customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, macroeconomic pressures or uncertainty, disruption associated with the current COVID-19 pandemic, or other customer-specific factors.

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

The aggregate carrying amount of our investments in medical device companies was $70.3 million and $63.0 million as of March 31, 2022 and 2021, respectively, and is classified within other assets on our consolidated balance sheets.

In fiscal year 2019, we invested $25.0 million in medical device company, Shockwave Medical. In fiscal year 2021, we sold approximately 1.4 million shares in Shockwave Medical for cash proceeds of $67.9 million and recognized a gain of $47.3 million. The fair value of this investment as of March 31, 2022 was $61.5 million and we recognized a pre-tax gain of $22.9 million in interest and other income, net due to the change in fair value from fiscal year 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

During the fourth quarter of our fiscal year ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2022.

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

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements for the fiscal year ended March 31, 2022, included in this Report, has issued an attestation report on the effectiveness of our internal control over financial reporting. This Report is set forth below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ABIOMED, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ABIOMED, Inc. and subsidiaries (the “Company”) as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2022, of the Company and our report dated May 20, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

May 20, 2022

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

(2)
Consolidated financial statement schedule

All financial statement schedules have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

(3)
Exhibits

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
					Form		Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation		S-3	September 29, 1997		3.1

3.2	Amended & Restated By-Laws, as Amended and Restated February 4, 2020		10-K (File No. 001-09585)	May 21, 2020		3.2

3.3	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000.		8-K (File No. 001-09585)	March 21, 2007		3.4

4.1P	Specimen Certificate of common stock		S-1	June 5, 1987		4.1

4.2	Description of Common Stock		10-K (File No. 001-09585)	May 21, 2020		4.2

10.1*	Form of Indemnification Agreement by and between the Company and its directors and officers		8-K (File No. 001-09585)	August 13, 2021		10.1

10.2*	Form – Employment, Nondisclosure and Non- Competition Agreement		10-K (File No. 001-09585)	May 24, 2018		10.28

10.3*	Form – Change of Control Agreement		8-K (File No. 001-09585)	August 18, 2008		10.4

10.4*	1988 Employee Stock Purchase Plan, as Amended and Restated February 5, 2019		10-K (File No. 001-09585)	May 23, 2019		10.6

10.5*	Second Amended & Restated 2015 Omnibus Incentive Plan		Sch. 14A (File No. 001-09585)	June 22, 2018		Appendix A

10.6*	Form – Time-Based Stock Option Agreement (Employee) under the 2015 Omnibus Incentive Plan		10-K (File No. 001-09585)	May 25, 2017		10.43

10.7*	Form – Time-Based RSU Agreement (Executive Officer) under the Second Amended and Restated 2015 Omnibus Incentive Plan		10-Q (File No. 001-09585)	November 6, 2020		10.1

10.8*	Form – Time-Based Stock Option Agreement (Executive Officer) under the Second Amended and Restated 2015 Omnibus Incentive Plan		10-Q (File No. 001-09585)	November 6, 2020	10.2

10.9*	Form – Performance-Based PSU Option Agreement (Executive Officer) under the Second Amended and Restated 2015 Omnibus Incentive Plan	X

10.10*	Form – Performance-Based PSU Agreement (Chief Executive Officer) under the Second Amended and Restated 2015 Omnibus Incentive Plan		10-Q (File No. 001-09585)	February 4, 2021	10.1

10.11*	Form – Performance-Based PSU Agreement (Executive Officer) under the Second Amended and Restated 2015 Omnibus Incentive Plan		10-Q (File No. 001-09585)	February 4, 2021	10.2

10.12*	Employment Agreement – Michael R. Minogue dated April 5, 2004 (including Change in Control Agreement)		10-Q (File No. 001-09585)	August 9, 2004	10.10

10.13*	Amendment to Employment Agreement with Michael R. Minogue dated December 31, 2008		10-Q (File No. 001-09585)	February 9, 2009	10.3

10.14*	Amendment to Change in Control Agreement with Michael R. Minogue dated December 31, 2008		10-Q (File No. 001-09585)	February 9, 2009	10.4

10.15*	Offer letter with David Weber dated April 23, 2007		10-Q (File No. 001-09585)	August 9, 2007	10.1

10.16*	Offer letter with Todd A. Trapp dated March 30, 2018		10-K (File No. 001-09585)	May 24, 2018	10.43

10.17*	Change of Control Severance Agreement between ABIOMED, Inc. and Todd Trapp dated April 6, 2018		10-K (File No. 001-09585)	May 24, 2018	10.44

10.18*	Offer letter with Marc A. Began dated May 11, 2018		10-K (File No. 001-09585)	May 21, 2021	10.22

10.19*	Change of Control Severance Agreement between ABIOMED, Inc. and Marc A. Began dated November 1, 2018		10-K (File No. 001-09585)	May 21, 2021	10.23

10.20*	Change of Control Severance Agreement between ABIOMED, Inc. and Andrew J. Greenfield dated September 15, 2008		10-K (File No. 001-09585)	May 21, 2021	10.24

10.21*	Form – Time-Based RSU Agreement (Executive Officer) under the Second Amended and Restated 2015 Omnibus Incentive Plan		10-Q (File No. 001-09585)	August 5, 2021	10.1

10.22*	Form – Time-Based Stock Option Agreement (Executive Officer) under the Second Amended and Restated 2015 Omnibus Incentive Plan		10-Q (File No. 001-09585)	August 5, 2021	10.2

10.23*	Form – Performance-Based PSU Agreement (Executive Officer) under the Second Amended and Restated 2015 Omnibus Incentive Plan		10-Q (File No. 001-09585)	August 5, 2021	10.3

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm	X

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer.	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer	X

32.1	Section 1350 certification	X

101

The following financial information from the ABIOMED, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2022, formatted in inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2022 and 2021; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 2022, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2022, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.

X

104	Cover page from the ABIOMED, Inc. Annual Report on Form 10-K for the year ended March 31, 2022, formatted in inline XBRL and contained in Exhibit 101	X

* Management contract or compensatory plan, contract or arrangement.

P Exhibit filed by paper

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABIOMED, Inc.

Dated: May 20, 2022	By	/s/ TODD A. TRAPP
Todd A. Trapp
Vice President, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL R. MINOGUE	Chairman, Director, President and Chief Executive Officer	May 20, 2022
Michael R. Minogue	(Principal Executive Officer)

/s/ TODD A. TRAPP	Vice President, Chief Financial Officer	May 20, 2022
Todd A. Trapp	(Principal Financial Officer)

/s/ DOROTHY E. PUHY	Director	May 20, 2022
Dorothy E. Puhy

/s/ JEANNINE M. RIVET	Director	May 20, 2022
Jeannine M. Rivet

/s/ ERIC A. ROSE	Director	May 20, 2022
Eric A. Rose

/s/ MARTIN P. SUTTER	Director	May 20, 2022
Martin P. Sutter

/s/ PAUL G. THOMAS	Director	May 20, 2022
Paul G. Thomas

/s/ CHRIS D. VAN GORDER	Director	May 20, 2022
Chris D. Van Gorder

/s/ MYRON L. ROLLE	Director	May 20, 2022
Myron L. Rolle

/s/ PAULA A. JOHNSON	Director	May 20, 2022
Paula A. Johnson

ABIOMED, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ABIOMED, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ABIOMED, Inc. and subsidiaries (the "Company") as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended

March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Valuation of investments in medical device companies – Refer to Note 5, Financial Instruments and Note 10, Other Assets

Critical Audit Matter Description

At March 31, 2022, included with the Company’s other non-current assets were $70.3 million of investments in privately-held medical device companies. As these investments do not have readily determinable market values, the Company typically measures these investments at cost less any impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment.

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

May 20, 2022

We have served as the Company's auditor since Fiscal 2007.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31, 2022	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$132,818	$232,710
Short-term marketable securities	625,789	350,985
Accounts receivable, net	90,608	97,179
Inventories, net	93,981	81,059
Prepaid expenses and other current assets	33,277	26,032
Total current assets	976,473	787,965
Long-term marketable securities	220,089	264,085
Property and equipment, net	202,490	197,129
Goodwill	76,786	78,568
Other intangibles, net	39,518	42,150
Deferred tax assets	10,552	11,380
Other assets	147,485	113,082
Total assets	$1,673,393	$1,494,359
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,346	$34,842
Accrued expenses	72,629	66,046
Deferred revenue	26,362	24,322
Other current liabilities	4,120	3,759
Total current liabilities	138,457	128,969
Other long-term liabilities	9,319	10,162
Contingent consideration	21,510	24,706
Deferred tax liabilities	781	847
Total liabilities	170,067	164,684
Commitments and contingencies (Note 16)
Stockholders' equity:
Class B Preferred Stock, $.01 par value	—	—
1,000 shares authorized; issued and outstanding - none
Common stock, $.01 par value	455	453
100,000 shares authorized; 48,258 and 47,929 shares issued as of March 31, 2022 and 2021, respectively
45,545 and 45,271 shares outstanding as of March 31, 2022 and 2021, respectively
Additional paid in capital	870,074	800,690
Retained earnings	964,512	828,007
Treasury stock at cost 2,713 and 2,658 shares as of March 31, 2022 and 2021, respectively	(304,555)	(288,030)
Accumulated other comprehensive loss	(27,160)	(11,445)
Total stockholders' equity	1,503,326	1,329,675
Total liabilities and stockholders' equity	$1,673,393	$1,494,359

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Years Ended March 31,
	2022	2021	2020
Revenue	$1,031,753	$847,522	$840,883
Cost of revenue and operating expenses:
Cost of revenue	188,158	161,907	151,305
Research and development	163,403	121,875	98,759
Selling, general and administrative	423,486	334,183	341,600
Acquired in-process research and development	115,986	—	—
	891,033	617,965	591,664
Income from operations	140,720	229,557	249,219
Interest and other income, net	49,840	58,663	7,606
Income before income taxes	190,560	288,220	256,825
Income tax provision	54,055	62,695	53,816
Net income	$136,505	$225,525	$203,009

Net income per share - basic	$3.00	$5.00	$4.49
Weighted average shares outstanding - basic	45,445	45,140	45,179

Net income per share - diluted	$2.98	$4.94	$4.43
Weighted average shares outstanding - diluted	45,881	45,674	45,816

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Years Ended March 31,
	2022	2021	2020
Net income	$136,505	$225,525	$203,009
Other comprehensive (loss) income
Foreign currency translation (losses) gains	(5,844)	2,142	(1,832)
Unrealized (losses) gains on derivative instrument	(1,779)	(2,095)	3,999
Net unrealized (losses) gains on marketable securities, net of tax	(8,092)	(303)	1,333
Other comprehensive (loss) income	(15,715)	(256)	3,500

Comprehensive income	$120,790	$225,269	$206,509

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, April 1, 2019	45,122,985	$451	1,903,241	$(138,852)	$690,507	$399,473	$(14,689)	936,890
Restricted stock units issued	392,872	4	—	—	(4)	—	—	—
Stock options exercised	85,136	2	—	—	3,747	—	—	3,748
Stock issued under employee stock purchase plan	37,827	—	—	—	5,103	—	—	5,103
Return of common stock to pay withholding taxes on restricted stock	(164,446)	(2)	164,446	(41,685)	—	—	—	(41,687)
Stock-based compensation expense	—	—	—	—	39,781	—	—	39,781
Stock repurchase program	(465,687)	(5)	465,687	(84,874)	—	—	—	(84,879)
Other comprehensive income	—	—	—	—	—	—	3,500	3,500
Net income	—	—	—	—	—	203,009	—	203,009
Balance, March 31, 2020	45,008,687	$451	2,533,374	$(265,411)	$739,133	$602,482	$(11,189)	$1,065,466
Restricted stock units issued	140,159	2	—	—	(1)	—	—	1
Stock options exercised	215,262	2	—	—	9,073	—	—	9,075
Stock issued under employee stock purchase plan	31,920	—	—	—	5,479	—	—	5,479
Return of common stock to pay withholding taxes on restricted stock	(57,431)	(1)	57,431	(11,310)	—	—	—	(11,311)
Stock-based compensation expense	—	—	—	—	47,006	—	—	47,006
Stock repurchase program	(67,649)	(1)	67,649	(11,309)	—	—	—	(11,310)
Other comprehensive loss	—	—	—	—	—	—	(256)	(256)
Net income	—	—	—	—	—	225,525	—	225,525
Balance, March 31, 2021	45,270,948	$453	2,658,454	$(288,030)	$800,690	$828,007	$(11,445)	$1,329,675
Restricted stock units issued	134,288	1	—	—	(1)	—	—	—
Stock options exercised	168,279	2	—	—	9,422	—	—	9,424
Stock issued under employee stock purchase plan	26,594	—	—	—	7,234	—	—	7,234
Return of common stock to pay withholding taxes on restricted stock	(54,671)	(1)	54,671	(16,525)	—	—	—	(16,526)
Stock-based compensation expense	—	—	—	—	52,729	—	—	52,729
Other comprehensive loss	—	—	—	—	—	—	(15,715)	(15,715)
Net income	—	—	—	—	—	136,505	—	136,505
Balance, March 31, 2022	45,545,438	$455	2,713,125	$(304,555)	$870,074	$964,512	$(27,160)	$1,503,326

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended March 31,
	2022	2021	2020
Net income	$136,505	$225,525	$203,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,089	24,097	20,430
Acquired in-process research & development	115,986	—	—
Bad debt expense (recoveries)	46	(126)	487
Stock-based compensation expense	52,729	47,006	39,781
Write-down of inventory and other	17,993	8,518	4,249
Accretion on marketable securities	3,655	1,977	(2,731)
Change in fair value of investments	(22,873)	(50,983)	5,184
Deferred tax provision	2,413	29,380	32,953
Change in fair value of contingent consideration	(862)	2,406	(575)
Gain on previously held interest in preCARDIA	(20,980)	—	—
Other non-cash operating activities	2,885	4,164	4,108
Changes in assets and liabilities:
Accounts receivable, net	5,335	(12,059)	5,551
Inventories, net	(29,323)	2,535	(13,237)
Prepaid expenses and other assets	(8,406)	(1,032)	(5,333)
Accounts payable	641	2,629	2,581
Accrued expenses and other liabilities	(760)	(14,632)	15,676
Deferred revenue	2,317	5,173	2,787
Net cash provided by operating activities	285,390	274,578	314,920
Investing activities:
Purchases of marketable securities	(787,150)	(556,199)	(611,280)
Proceeds from the sale and maturity of marketable securities	543,513	396,643	550,788
Acquisition of preCARDIA, net of cash acquired	(82,821)	—	—
Acquisition of Breethe, net of cash acquired	—	(52,183)	—
Purchases of other investments and intangible assets	(18,769)	(26,104)	(20,957)
Proceeds from sale of Shockwave Medical securities	—	67,882	—
Purchases of property and equipment	(35,763)	(53,383)	(44,006)
Net cash used for investing activities	(380,990)	(223,344)	(125,455)
Financing activities:
Proceeds from the exercise of stock options	9,424	9,075	3,748
Taxes paid related to net share settlement upon vesting of stock awards	(16,526)	(11,311)	(41,687)
Payment of Breethe contingent consideration at acquisition date fair value	(2,334)	—	—
Repurchase of common stock	—	(11,310)	(84,879)
Proceeds from the issuance of stock under employee stock purchase plan	7,234	5,479	5,103
Net cash used for financing activities	(2,202)	(8,067)	(117,715)
Effect of exchange rate changes on cash and cash equivalents	(2,090)	(2,798)	(430)
Net (decrease) increase in cash and cash equivalents	(99,892)	40,369	71,320
Cash and cash equivalents at beginning of period	232,710	192,341	121,021
Cash and cash equivalents at end of period	$132,818	$232,710	$192,341

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$61,760	$48,693	$9,685
Supplemental disclosure of non-cash investing and financing activities:
Contingent consideration related to the acquisition of Breethe	—	13,300	—
Property and equipment in accounts payable and accrued expenses	1,817	1,638	2,977
Right-of-use assets obtained in exchange for lease liabilities	6,461	2,592	15,650

The accompanying notes are an integral part of the consolidated financial statements.

ABIOMED, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Nature of Operations

ABIOMED, Inc. (the “Company” or “ABIOMED”) is a leading provider of medical technology that provides circulatory support and oxygenation. The Company's products are designed to enable the heart to rest by improving blood flow and/or performing the pumping of the heart. The Company’s products are used in the cardiac catheterization lab, or cath lab, by interventional cardiologists and in the heart surgery suite by cardiac surgeons for patients who are in need of hemodynamic support prophylactically or emergently before, during or after angioplasty or heart surgery procedures.

Note 2. Basis of Preparation and Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and Regulation S-X. The information presented reflects the application of significant accounting policies described below.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

COVID-19 Pandemic

The Company is subject to additional risks and uncertainties as a result of the ongoing novel coronavirus (“COVID-19”) pandemic. Since March 2020, the ongoing COVID-19 pandemic has adversely impacted and is likely to further adversely impact the Company’s business and markets, including the Company’s workforce and the operations of its customers, suppliers, and business partners. While the COVID-19 (including new variants of COVID-19) pandemic remains fluid and continues to evolve differently across various geographies, the Company believes it is likely to continue to experience variable impacts on its business.

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

During the first quarter of fiscal year 2022, the Company experienced varying levels of recovery across its product lines and geographic locations from the challenges caused by the pandemic.

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

During the fourth quarter of fiscal year 2022, the Omicron variant had a pronounced impact on hospital capacity, resources, and procedure volumes in January 2022. While the Company experienced improvements in overall patient utilization in the fourth quarter, the Company continues to closely monitor the impact of COVID-19 on all aspects of its business and geographies, including any impact on the Company’s customers, including the ongoing hospital labor shortages, employees, suppliers, vendors, business partners and distribution channels, as well as on procedures and the demand for its products by keeping apprised of local, regional, and global COVID-19 surges (including new variants of the virus).

While the Company cannot reliably estimate the extent to which the COVID-19 pandemic may impact patient utilization and revenues of its products, the Company's focus is to increase patient utilization of its Impella devices. As of the date of issuance of these financial statements, the extent to which the COVID-19 pandemic may materially adversely affect the Company’s financial condition, liquidity or results of operations is uncertain.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, collectability of receivables, realizability of inventory, property and equipment, goodwill, intangible and other long-lived assets, other investments, accrued expenses, stock-based compensation, income taxes including deferred tax assets and liabilities, contingencies and litigation. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions.

Cash Equivalents and Marketable Securities

The Company classifies any marketable security with an original maturity date of 90 days or less at the time of purchase as a cash equivalent. Cash equivalents are carried on the balance sheet at fair market value. The Company classifies any marketable security with a maturity date of greater than 90 days at the time of purchase as a marketable security and classifies marketable securities with a maturity date of greater than one year from the balance sheet date as long-term marketable securities.

The Company invests in U.S. Treasury securities, government-back securities, corporate debt securities, and commercial paper which are classified as available-for-sale and carried at fair value. The Company records unrealized gains and, to the extent deemed temporary, unrealized losses in stockholders’ equity. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate whether the decline is “other than temporary” and, if so, marks the marketable security to market through a charge reflected on the consolidated statements of operations.

Major Customers and Concentrations of Credit Risk

The Company primarily sells its products to hospitals and distributors. No individual customer accounted for more than 10% of total revenues in fiscal years ended March 31, 2022, 2021 or 2020. No individual customer had an accounts receivable balance greater than 10% of total accounts receivable as of March 31, 2022 and 2021.

Credit is extended based on an evaluation of a customer’s historical financial condition and generally collateral is not required. The Company’s history of credit losses has not been significant and the Company maintains an allowance for credit losses based on its assessment of the collectability of accounts receivable. Accounts receivables are geographically dispersed, primarily throughout the U.S., as well as in Europe and other foreign countries where formal distributor agreements exist in certain countries. The Company's exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with macroeconomic pressures or uncertainty, or other customer-specific factors.

Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short and long-term marketable securities and accounts receivable. Management mitigates credit risk by limiting the investment type and maturity to securities that preserve capital, maintain liquidity and have a high credit quality.

Financial Instruments

The Company’s financial instruments are comprised of cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable, derivative instruments and contingent consideration. The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value due to the short-term nature of those instruments.

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

Inventories, net

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

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation. Land is carried at cost and is not depreciated. Depreciation is computed using the straight-line method based on estimated useful lives of three to seven years for machinery and equipment, computer software, and furniture and fixtures. Building and building improvements are depreciated using the straight-line method over estimated useful lives of seven to thirty-three years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of assets, the costs and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in operating expenses.

Other Investments

The Company periodically makes investments in medical device companies that focus on heart failure and heart pumps and other medical device technologies. For equity investments that do not have readily determinable market values, the Company measures these equity investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. The Company monitors any events or changes in circumstances that may have a significant effect on the fair value of investments, either due to impairment or based on observable price changes, and makes any necessary adjustments.

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

At the lease commencement date, the discount rate implicit in the lease is used to discount the lease liability, if readily determinable. If not readily determinable or if the lease does not contain an implicit rate, the Company’s incremental borrowing rate is used as the discount rate. Discount rates are updated when there is a new lease or a modification to an existing lease, and the methodology is reassessed annually. Lease terms may include options to extend or terminate when the Company is reasonably certain the option will be exercised. The Company also has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company’s leases.

The Company records operating lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Leases with an initial term of 12 months or less are not recognized on the consolidated balance sheet. The Company elected the practical expedient where lease agreements with lease and non-lease components are accounted for as a single lease component for all assets.

Lease expense is recognized on a straight-line basis over the lease term.

The Company does not have any finance leases.

Goodwill

Goodwill is recorded when consideration for an acquisition exceeds the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized. The Company evaluates goodwill for impairment at least annually on October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

In applying the goodwill impairment test, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, cost factors, and entity specific factors such as strategies and overall financial performance. If, after assessing these qualitative factors, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative impairment test. The Company performed its annual impairment review as of October 31, 2021 and concluded that it was more likely than not that the fair value of its reporting unit substantially exceeds its carrying amount.

Indefinite-Lived Intangibles

In-process research and development ("IPR&D") assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that are acquired, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the IPR&D assets are considered indefinite-lived, they are tested for impairment on an annual basis on October 31, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying values. If and when development is complete, which generally occurs upon regulatory approval and the Company is able to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may record a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value. The Company performed its annual impairment review as of October 31, 2021 and concluded that it was more likely than not that the fair value of the IPR&D assets substantially exceeds their carrying amounts.

Acquired In-Process Research and Development

Costs of IPR&D assets acquired as part of an asset acquisition that have no alternative future use are expensed when incurred. Cash payments related to acquired IPR&D with no future alternative use are reflected as an investing cash flow in the Company's consolidated statement of cash flows.

Finite-Lived Intangible Assets

The Company records finite-lived intangible assets at historical cost and amortizes them over their estimated useful lives. The Company uses a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. The approximate useful life used to amortize the Company’s finite-lived intangible asset, the developed technology associated with the Breethe OXY-1 System, is 15 years.

Long-lived Assets

The Company evaluate long-lived assets (including finite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the future undiscounted net cash flows that the asset or asset group is expected to generate. Factors we consider important which could trigger an impairment review include significant negative industry or economic trends, significant loss of customers and changes in the competitive environment. If an asset or asset group is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset or asset group exceeds its fair market value.

Contingent Consideration

Contingent consideration represents potential milestones that the Company could pay as additional consideration for a business acquisition and is recorded as a liability and is measured at fair value using a combination of (1) an income approach, based on various revenue and cost assumptions and applying a probability to each outcome and (2) a Monte-Carlo valuation model that simulates outcomes based on management estimates. With the income approach, probabilities are applied to each potential scenario and the resulting values are discounted using a rate that considers the weighted average cost of capital, the related projections, and the overall business. The Monte-Carlo valuation model simulates estimated future revenues during the earn out-period using management's best estimates. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of these milestones could result in a significantly higher or lower fair value of the contingent consideration liability. The fair value of the contingent consideration at each reporting date is updated by reflecting the changes in fair value reflected within research and development expenses in the Company’s consolidated statement of operations.

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

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income, plus all changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including any foreign currency translation adjustments. These changes in equity are recorded as adjustments to accumulated other comprehensive income (loss) in the Company’s consolidated balance sheet. The components of accumulated other comprehensive income (loss) consist of foreign currency translation adjustments, unrealized gains (losses) on marketable securities, and unrealized gains (losses) on derivative instruments. There were no reclassifications out of accumulated other comprehensive income (loss) during the fiscal years ended March 31, 2022, 2021 and 2020.

Translation of Foreign Currencies

The functional currency of the Company’s foreign subsidiaries is their local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items in the Company’s consolidated statements of operations are translated at the average exchange rates prevailing during the period. The cumulative translation effect for subsidiaries using a functional currency other than the U.S. dollar is included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

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

Net foreign currency gains and losses recorded in the consolidated statements of operations for the fiscal year ended March 31, 2022, were $3.0 million and were not material for the fiscal year ended March 31, 2021 and 2020.

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

The Company’s basic and diluted net income per share were as follows:

	Fiscal Years Ended March 31,
	2022	2021	2020
Basic Net Income Per Share	(in thousands, except per share data)
Net income	$136,505	$225,525	$203,009

Weighted average shares - basic	45,445	45,140	45,179

Net income per share - basic	$3.00	$5.00	$4.49

	Fiscal Years Ended March 31,
	2022	2021	2020
Diluted Net Income Per Share	(in thousands, except per share data)
Net income	$136,505	$225,525	$203,009

Weighted average shares - basic	45,445	45,140	45,179
Effect of dilutive securities	436	534	637
Weighted average shares - diluted	45,881	45,674	45,816

Net income per share - diluted	$2.98	$4.94	$4.43

For the fiscal years ended March 31, 2022, 2021 and 2020, approximately 101,000, 168,000 and 232,000 shares of common stock underlying outstanding securities related to out-of-the-money stock options and performance-based awards where milestones were not met were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive or such shares are contingently issuable upon meeting performance criteria in the periods presented.

Stock-Based Compensation

The Company’s stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period.

The fair value of stock option grants is estimated using the Black-Scholes option pricing model. Use of the valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected life of the stock options. Volatility assumptions are calculated based on historical volatility of the Company’s stock. The Company estimates the expected term of options based on historical exercise experience and estimates of future exercises of unexercised options. In addition, an expected dividend yield of zero is used in the option valuation model because the Company does not pay cash dividends and does not expect to pay any cash dividends in the foreseeable future. Forfeitures are recorded as they occur. The fair value of market-based restricted stock units is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements.

For awards with service conditions only, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. For awards with service and performance-based conditions, the Company recognizes stock-based compensation expense using the graded vesting method over the requisite service period. For awards with market-based conditions, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes are recorded in the period in which the changes occur.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Simplifying the Accounting for Income Taxes (ASC 740).” The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intra-period tax allocation exception to the incremental approach, ownership changes in investments, changes from a subsidiary to an equity method investment, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. This guidance was effective for the Company for annual and interim periods beginning after December 31, 2020 and early adoption was permitted. The Company adopted this standard as of April 1, 2021 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic323), and Derivatives and Hedging (Topic 815),” an amendment clarifying the interaction between accounting standards related to equity securities, equity method investments, and certain derivative instruments. The guidance was effective for fiscal years beginning after December 15, 2020. The Company adopted this standard as of April 1, 2021 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

No other new accounting pronouncements issued or effective during the year had, or are expected to have, a material impact on the consolidated financial statements.
Note 3. Acquisitions

Acquisition of preCARDIA, Inc

The Company acquired 100% interest in preCARDIA, Inc. (“preCARDIA”) on May 28, 2021. preCARDIA is a developer of a proprietary catheter and controller that is expected to complement the Company’s product portfolio to expand options for patients with acute decompensated heart failure (“ADHF”). The preCARDIA system is uniquely designed to rapidly treat ADHF-related volume overload by effectively reducing cardiac filling pressures and promoting decongestion to improve overall cardiac and renal function. The Company determined that substantially all of the fair value was concentrated in the acquired in-process research and development asset in accordance with ASC 805 Business Combinations. As such, the acquisition was accounted for as an asset acquisition.

The Company acquired preCARDIA for a purchase price of $115.2 million. The purchase price included cash consideration of $82.8 million for the remaining interest in preCARDIA, paid to the selling shareholders and for transaction costs associated with the acquisition and $32.4 million representing the Company’s previously owned minority interest in preCARDIA. The Company recognized a gain of $21.0 million related to its previously owned minority interest in preCARDIA within the consolidated statement of operations for the year ended March 31, 2022.

In connection with the acquisition, the Company acquired net assets of $115.2 million, which included $115.5 million related to the fair value of the in-process research and development asset and $0.3 million for net liabilities assumed. Since the acquired technology platform is pre-commercial and has not reached technical feasibility, the cost of the in-process research and development asset was expensed, resulting in a charge of $116.0 million to the consolidated statement of operations for the year ended March 31, 2022. In connection with the acquisition, the Company acquired a license agreement, under which there is a potential payout of $5 million based on the achievement of a commercial milestone. During the year ended March 31, 2022, the Company made a holdback payment of $0.5 million to former shareholders of preCARDIA.

Acquisition of Breethe, Inc.

The Company acquired Breethe, Inc. ("Breethe") a Maryland corporation on April 24, 2020. Breethe is engaged in research and development of a novel extracorporeal membrane oxygenation (“ECMO”) system that will complement and expand its product portfolio to more comprehensively serve the needs of patients whose lungs can no longer provide sufficient oxygenation, including patients suffering from cardiogenic shock, or respiratory failure, such as ARDS, H1N1, or COVID-19. The Company acquired Breethe for $55.0 million in cash, with additional potential payouts up to a maximum of $55.0 million payable based on the achievement of certain technical, regulatory and commercial milestones.

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

IPR&D from the acquisition of Breethe represents the estimated fair value of the Breethe ECMO technology which had not reached commercial technological feasibility nor had alternative future use at the time of the acquisition. During the third quarter of fiscal year 2021, upon receiving FDA 510(k) clearance of the Breethe OXY-1 System, in October 2020, the Company reclassified the IPR&D asset of $27 million from the acquisition of Breethe to a finite-lived developed technology intangible asset and began amortizing on a straight-line basis over an estimated useful life of 15 years (see Note 9). The Company believes the amount of purchased IPR&D assets represent fair value for these intangible assets as of the acquisition date.

Transaction costs such as legal, insurance and other costs related to the acquisition, aggregating approximately $0.9 million, have been expensed as incurred and are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

The Company’s consolidated financial statements include the operating results of Breethe from the acquisition date. Separate post-acquisition operating results and pro forma results of operations for this acquisition have not been presented as the effect was not material to the Company’s financial results.

Note 4. Revenue Recognition

The Company generates product revenue through the sale of Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5, Impella RP and Impella AIC product sales and related accessories. The Company also earns revenue from preventative maintenance service contracts and maintenance calls.

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

Customers typically have a limited time frame to notify the Company of any defective or non-conforming products. The Company’s warranty provision is accounted for using the cost accrual method and is recognized as expense when products are sold and is not considered a separate performance obligation.

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

Disaggregation of Revenue

Revenue is disaggregated from contracts between product revenue and service and other revenue and by geography, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. The Company generally sells its products and services through a direct sales force in the U.S. and Germany and through direct sales and distribution agreements in other international markets outside the U.S. (e.g., Japan, Europe, Canada, Latin America, Asia-Pacific, Middle East).

The following table disaggregates the Company’s revenue by products and services:

	Fiscal Years Ended March 31,
	2022	2021	2020
	(in thousands)
Product revenue	$984,541	$806,322	$806,824
Service and other revenue	47,212	41,200	34,059
Total revenue	$1,031,753	$847,522	$840,883

The following table disaggregates the Company’s revenue by geographic location:

	Fiscal Years Ended March 31,
	2022	2021	2020
	(in thousands)
United States	$837,613	$691,579	$705,409
Europe	131,909	105,320	94,266
Japan	51,694	42,868	35,215
Rest of world	10,537	7,755	5,993
Outside the U.S.	194,140	155,943	135,474
Total revenue	$1,031,753	$847,522	$840,883

Variable Consideration

Returns Reserve

The Company estimates an allowance for future sales returns based on historical return experience, which requires judgment. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company estimates product return liabilities using the expected value method based on its historical sales information and other factors that it believes could significantly impact its expected returns. The Company’s returns reserve was not material as of March 31, 2022 and 2021.

Rebates and Discounts

The Company provides certain customers with rebates and discounts that are defined in the Company’s contract arrangements with customers and are recorded as a reduction of revenue in the period the related revenue is recognized and the establishment of a liability, which are all included in accrued expenses in the accompanying consolidated balance sheet. Rebates normally result from performance-based offers that are primarily based on attaining contractually specified sales volumes as well as product usage. Discounts are normally from early payment incentives. The Company estimates the amount of rebates and discounts based on an estimate of the third-party’s sales and the respective rebate or discount defined in the customer contractual arrangement.

Contract Balances

Contract balances represent amounts presented in the consolidated balance sheets when either the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue.

Deferred Revenue

The Company’s deferred revenue balance was $26.4 million and $24.3 million as of March 31, 2022 and March 31, 2021, respectively. The deferred revenue balance is comprised of product shipments in which the Company recognizes revenue when the customer obtains control of the product, and preventative maintenance service contracts in which revenue is recognized ratably over the term of the service contract. During the fiscal year ended March 31, 2022, the Company recognized $23.0 million of revenue that was included in the deferred revenue balance as of March 31, 2021. During the fiscal year ended March 31, 2021, the Company recognized $19.0 million of revenue that was included in the deferred revenue balance as of March 31, 2020.

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

Note 5. Financial Instruments

Cash Equivalents and Marketable Securities

The Company’s cash equivalents and marketable securities at March 31, 2022 and 2021 are invested in the following:

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
March 31, 2022:	(in thousands)
Money market funds	$32,955	$—	$—	$32,955
Commercial paper	28,961	—	(3)	28,958
Total cash equivalents	61,916	—	(3)	61,913
Short-term U.S. Treasury mutual fund securities	287,010	—	(1,384)	285,626
Short-term government-backed securities	131,954	1	(554)	131,401
Short-term corporate debt securities	61,108	36	(113)	61,031
Short-term commercial paper	148,128	—	(397)	147,731
Total short-term marketable securities	628,200	37	(2,448)	625,789
Long-term U.S. Treasury mutual fund securities	89,168	—	(1,796)	87,372
Long-term government-backed securities	126,150	—	(3,378)	122,772
Long-term corporate debt securities	10,226	—	(281)	9,945
Total long-term marketable securities	225,544	—	(5,455)	220,089
Total cash equivalents and marketable securities	$915,660	$37	$(7,906)	$907,791

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
March 31, 2021:	(in thousands)
Money market funds	$124,297	$—	$—	$124,297
Repurchase agreements	33,000	—	—	33,000
Total cash equivalents	157,297	—	—	157,297
Short-term U.S. Treasury mutual fund securities	72,221	28	—	72,249
Short-term government-backed securities	128,668	13	(12)	128,669
Short-term corporate debt securities	104,253	581	(2)	104,832
Short-term commercial paper	45,237	1	(3)	45,235
Total short-term marketable securities	350,379	623	(17)	350,985
Long-term government-backed securities	225,231	190	(37)	225,384
Long-term corporate debt securities	38,091	630	(20)	38,701
Total long-term marketable securities	263,322	820	(57)	264,085
Total cash equivalents and marketable securities	$770,998	$1,443	$(74)	$772,367

Gross realized gains and losses on sales of marketable securities were not material for the years ended March 31, 2022 and 2021.

The securities that the Company invests in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. Unrealized losses as of March 31, 2022 are primarily due to changes in interest rates and credit spreads. Accordingly, the Company has not recorded an allowance for credit losses. No marketable securities have been in a continuous material unrealized loss position for greater than twelve months as of March 31, 2022. Unrealized losses on marketable securities as of March 31, 2021 were not material.

Derivative Instruments

In October 2019, the Company entered into an intercompany agreement in which it loaned 85.0 million Euro to Abiomed Europe GMBH, its German subsidiary. In conjunction with this intercompany loan agreement, the Company entered into a cross-currency swap agreement to convert a notional amount of 85.0 million Euro equivalent to a $93.5 million denominated intercompany loan into U.S. dollars. The objective of this cross-currency swap is to hedge the variability of cash flows related to the forecasted interest and principal payments on the Euro denominated fixed rate loan against changes in the exchange rate between the U.S. dollar and the Euro. Under the terms of this cross-currency swap contract, which has been designated as a cash flow hedge, the Company will make interest payments in Euro and receive interest in U.S. dollars. Upon the maturity of this contract, the Company will pay the principal amount of the loan in Euro and receive U.S. dollars from the counterparty. The cross-currency swap is carried on the consolidated balance sheet at fair value, and changes in fair value are recorded as unrealized gains or losses in accumulated other comprehensive income (loss). The Company does not enter into derivative instruments for any purpose other than cash flow hedging.

The following table summarizes the terms of the cross-currency swap agreement as of March 31, 2022 (amounts in thousands):

	Effective Date	Maturity	Fixed Rate	Aggregate Notional Amount
Pay EUR	October 15,	October 15,	2.75%	EUR 85,000
Receive U.S.$	2019	2024	4.64%	USD 93,457

The following table presents the fair value of the Company’s derivative instrument as follows (amounts in thousands):

Derivatives designated as hedging instruments under ASC 815	Balance sheet classification	March 31, 2022	March 31, 2021
Cross-currency swap	Other long-term liabilities	$489	$4,298

The Company has structured its cross-currency swap agreement to be 100% effective and, as a result, there was no net impact to earnings resulting from hedge ineffectiveness. Changes in the fair value of the cross-currency swap, designated as a hedging instrument, effectively offsets the variability of cash flows and are reported in accumulated other comprehensive income (loss). These amounts are subsequently reclassified into the consolidated statement of operations in the same period in which the related hedged item affects earnings. The change in fair value of the cross-currency swap during fiscal year 2022 was mainly due to fluctuations in the Euro to the U.S. dollar exchange rates.

For the fiscal years ended March 31, 2022, 2021 and 2020, the Company recorded income related to the interest rate differential of the cross-currency swap of $1.7 million, $1.6 million and $0.8 million, respectively, in interest and other income, net within the consolidated statements of operations.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
March 31, 2022:	(in thousands)
Assets
Money market funds	$32,955	$—	$—	$32,955
Commercial paper	—	28,958	—	28,958
Short-term U.S. Treasury mutual fund securities	—	285,626	—	285,626
Short-term government-backed securities	—	131,401	—	131,401
Short-term corporate debt securities	—	61,031	—	61,031
Short-term commercial paper	—	147,731	—	147,731
Long-term U.S. Treasury mutual fund securities	—	87,372	—	87,372
Long-term government-backed securities	—	122,772	—	122,772
Long-term corporate debt securities	—	9,945	—	9,945
Investment in Shockwave Medical (Note 10)	61,535	—	—	61,535
Liabilities
Cross-currency swap agreement	—	489	—	489
Contingent consideration	—	—	21,510	21,510

	Level 1	Level 2	Level 3	Total
March 31, 2021:	(in thousands)
Assets
Money market funds	$124,297	$—	$—	$124,297
Repurchase agreements	—	33,000	—	33,000
Short-term U.S. Treasury securities	—	72,249	—	72,249
Short-term government-backed securities	—	128,669	—	128,669
Short-term corporate debt securities	—	104,832	—	104,832
Short-term commercial paper	—	45,235	—	45,235
Long-term government-backed securities	—	225,384	—	225,384
Long-term corporate debt securities	—	38,701	—	38,701
Investment in Shockwave Medical (Note 10)	38,655	—	—	38,655
Liabilities
Cross-currency swap agreement	—	4,298	—	4,298
Contingent consideration	—	—	24,706	24,706

The Company has determined that the estimated fair value of its money market funds and its investment in Shockwave Medical, a publicly traded medical device company, are reported as Level 1 financial assets as they are valued at quoted market prices in active markets. The investment in Shockwave Medical is classified within other assets in the consolidated balance sheets.

The Company has determined that the estimated fair value of its commercial paper, repurchase agreements, U.S. Treasury mutual fund securities, government-backed securities, corporate debt securities and cross-currency swap agreement are reported as Level 2 financial assets and liabilities as they are based on model-driven valuations in which all significant inputs are observable, or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability.

The Company evaluates transfers between fair value levels at the end of each reporting period. There were no transfers of assets or liabilities between fair value levels during the years ended March 31, 2022 and 2021.

Level 3 Assets and Liabilities

Other Investments

The Company periodically makes investments in medical device companies that focus on heart failure and heart pumps and other medical device technologies. The Company measures these equity investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. The Company monitors any events or changes in circumstances that may have a significant effect on the fair value of investments, either due to impairment or based on observable price changes and records adjustments as needed.

The Company’s other investments are classified as Level 3 assets and are not included in the fair value table above. The carrying value of the Company’s portfolio of other investments and the change in the balance during fiscal years ended March 31, 2022 and 2021 are as follows:

	Fiscal Years Ended March 31,
	2022	2021
	(in thousands)
Beginning balance	$62,995	$38,741
Additions	18,769	26,104
Change in investment upon acquisition (Note 3)	(11,443)	(2,000)
Impairment	—	(800)
Change in fair value, net	(7)	950
Ending balance	$70,314	$62,995

Change in fair value, net represents upward and downward adjustments due to observable price changes and foreign currency fluctuations, which are reflected within interest and other income, net in the Company's consolidated statements of operations.

Contingent Consideration

Contingent consideration represents potential milestones that the Company may pay as additional consideration related to the acquisition of ECP Entwicklungsgesellschaft mbH (“ECP”) in July 2014 and the acquisition of Breethe in April 2020. Changes in fair value of contingent consideration are reflected within research and development expenses in the Company’s consolidated statements of operations. There is no assurance that any of the conditions for the milestone payments will be met.

The components of contingent consideration are as follows:

	March 31, 2022	March 31, 2021
	(in thousands)
ECP	$12,010	$10,306
Breethe	9,500	14,400
Total contingent consideration	$21,510	$24,706

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

The Company used a combination of an income approach, based on various revenue and cost assumptions and the application of a probability to each outcome and a Monte-Carlo valuation model, both of which consider significant unobservable inputs. As it relates to the CE Mark approval milestone, probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. The revenue-based milestone is valued using a Monte-Carlo valuation model, which simulates estimated future revenues during the earn out-period using management’s best estimates.

Key unobservable inputs include the discount rate used to present value the projected revenues and cash flows (ranging from 3.3% to 3.9%), the probability of achieving the various technical, regulatory and commercial milestones (estimated to range from 10% to 94%) and projected revenues, which are based on the Company’s most recent internal operational budgets and long-range strategic plans.

Breethe

In April 2020, the Company acquired Breethe for $55.0 million in cash, with additional potential payouts up to a maximum of $55.0 million payable based on the achievement of certain technical, regulatory and commercial milestones.

The Company used a combination of an income approach, based on various revenue and cost assumptions and the application of a probability to each outcome and a Monte-Carlo valuation model, both of which consider significant unobservable inputs. As it relates to the regulatory milestones, probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the earn out itself, the related projections, and the overall business. The commercial milestones are valued using a Monte-Carlo valuation model, which simulates estimated future revenues during the earn out-period using management’s best estimates.

Key unobservable inputs include the discount rates used to present value the projected revenues and cash flows (ranging from 3.2% to 3.9%), the probability of achieving the various technical, regulatory and commercial milestones (estimated to range from 10% to 75%) and projected revenues, which are based on the Company’s operational forecasts and long-range strategic plans.

Contingent consideration is classified as a Level 3 liability as the estimated fair value of the contingent consideration related to the acquisitions of ECP and Breethe require significant management judgment or estimation.

The following table summarizes the change in fair value, as determined by Level 3 inputs, of contingent consideration for the fiscal years ended March 31, 2022 and 2021:

	Fiscal Years Ended March 31,
	2022	2021
	(in thousands)
Beginning balance	$24,706	$9,000
Additions (Note 3)	—	13,300
Payment of Breethe contingent consideration at acquisition date fair value	(2,334)	—
Change in fair value	(862)	2,406
Ending balance	$21,510	$24,706

The change in fair value of contingent consideration was primarily due to estimates related to development timelines and the passage of time on the fair value measurement of milestones.

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information, including the probability of achievement. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of March 31, 2022 and 2021, the present value of expected payments related to the Company’s contingent consideration was $21.5 million and $24.7 million, respectively. As of March 31, 2022 and 2021, the undiscounted value of the payments, assuming that all contingencies are met, would be $67.5 million and $70.0 million, respectively.

Note 6. Accounts Receivable, net

The components of accounts receivable are as follows:

	March 31, 2022	March 31, 2021
	(in thousands)
Trade receivables	$91,232	$97,953
Allowance for credit losses	(624)	(774)
Accounts receivable, net	$90,608	$97,179

The following table summarizes activity in the allowance for credit losses for the fiscal years ended March 31, 2022 and 2021:

	Fiscal Years Ended March 31,
	2022	2021
	(in thousands)
Beginning balance	$774	$1,202
Additions (recoveries)	46	(127)
Write-offs	(196)	(301)
Ending balance	$624	$774

Note 7. Inventories, net

The components of inventories are as follows:

	March 31, 2022	March 31, 2021
	(in thousands)
Raw materials and supplies	$28,326	$27,782
Work-in-progress	34,788	35,187
Finished goods	30,867	18,090
Inventories, net	$93,981	$81,059

The Company’s inventories relate to its Impella® and Abiomed Breethe OXY-1 System™ (“Breethe OXY-1”) product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead.

Note 8. Property and Equipment, net

The components of property and equipment, net are as follows:

	March 31, 2022	March 31, 2021
	(in thousands)
Land	$10,643	$10,875
Building and building improvements	152,374	148,870
Leasehold improvements	1,810	439
Machinery, equipment and computer software	104,407	91,784
Furniture and fixtures	15,420	15,608
Construction in progress	19,898	10,906
Total cost	304,552	278,482
Less accumulated depreciation	(102,062)	(81,353)
Property and equipment, net	$202,490	$197,129

In March 2021, the Company acquired the building adjacent to its corporate headquarters that it had previously been leasing in Danvers, Massachusetts. The total acquisition cost for the land and building was approximately $17.5 million, with $3.4 million being recorded to land and $13.8 million being recorded to building and building improvements. In addition, the Company reclassified $11.0 million in leasehold improvements and $4.7 million in right-of-use assets and recorded a $0.5 million adjustment to remove the prior lease liability due to the termination of the lease agreement upon the property acquisition.

Depreciation expense related to property and equipment was $25.9 million, $23.1 million, and $20.1 million for the fiscal years ending March 31, 2022, 2021 and 2020, respectively.

Note 9. Goodwill and Other Intangible Assets, net

Goodwill

The carrying amount of goodwill as of March 31, 2022 and 2021 was $76.8 million and $78.6 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, in May 2005, ECP in July 2014 and Breethe in April 2020. The carrying value of goodwill and the change in the balance for fiscal years ended March 31, 2022 and 2021 are as follows:

	Fiscal Years Ended March 31,
	2022	2021
	(in thousands)
Beginning balance	$78,568	$31,969
Breethe acquisition (Note 3)	—	44,485
Foreign currency translation	(1,782)	2,114
Ending balance	$76,786	$78,568

The Company evaluates goodwill at least annually on October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on goodwill.

Other Intangible Assets, net

Other intangible assets consist of the following:

	March 31, 2022
	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net Carrying Value
		(in thousands)
Finite-lived intangible assets
Developed technology	13.6	$27,000	$(2,550)	$24,450

Indefinite-lived intangible assets
In-process research and development		15,068	—	15,068
Total		$42,068	$(2,550)	$39,518

	March 31, 2021
	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net Carrying Value
		(in thousands)
Finite-lived intangible assets
Developed technology	14.6	$27,000	$(750)	$26,250

Indefinite-lived intangible assets
In-process research and development		15,900	—	15,900
Total		$42,900	$(750)	$42,150

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

The Company’s IPR&D assets represent the estimated fair value of the Impella ECPTM related to the acquisition of ECP and AIS, in July 2014. The estimated fair value of the IPR&D assets at the acquisition date was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The projected cash flow estimates for the future Impella ECPTM expandable catheter pump were based on certain key assumptions, including estimates of future revenue and expenses, taking into account the stage of development of the technology at the acquisition date and the time and resources needed to complete development.

The Company evaluates the other intangible assets, net for impairment at least annually on October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on other intangible assets. The change in the IPR&D balance for the fiscal years ended March 31, 2022 and 2021 was related to foreign currency translation.

Note 10. Other Assets

The components of other assets are as follows:

	March 31, 2022	March 31, 2021
	(in thousands)
Investment in Shockwave Medical	$61,535	$38,655
Other investments (Note 5)	70,314	62,995
Operating lease right-of-use assets (Note 11)	9,518	6,109
Other intangible assets and other assets	6,118	5,323
Total other assets	$147,485	$113,082

Investment in Shockwave Medical

In fiscal year 2019, the Company invested $25.0 million in Shockwave Medical, a publicly traded medical device company. During the fiscal year ended March 31, 2021, the Company sold approximately 1.4 million of its shares for cash proceeds of $67.9 million in which it realized a gain of $47.3 million. The fair value of this investment as of March 31, 2022 and 2021 was $61.5 million and $38.7 million, respectively. The Company recognized gains of $22.9 million, $50.8 million and $0.5 million for the years ended March 31, 2022, 2021 and 2020, respectively to interest and other income, net. The Company held 0.3 million shares of Shockwave Medical as of both March 31, 2022 and 2021.

Other Long-Term Assets

The Company’s other long-term assets is comprised primarily of license manufacturing rights to certain technology from third parties and prepayments related to the Company’s clinical trial activities.

Note 11. Leases

Lessee

The Company has lease agreements for real estate including corporate offices and warehouse space, vehicles and certain equipment.

The following table presents supplemental balance sheet information related to the Company’s operating leases:

	March 31, 2022	March 31, 2021
	(in thousands)
Assets
Operating lease right-of-use assets in other assets	$9,518	$6,109
Liabilities
Operating lease liabilities in other current liabilities	2,889	2,459
Operating lease liabilities in other long-term liabilities	6,618	3,657
Total operating lease liabilities	$9,507	$6,116

The following table provides information related to the Company’s operating leases:

	Fiscal Years Ended March 31,
	2022	2021	2020
	(in thousands, except lease term and discount rate)
Right-of-use assets obtained in exchange for lease liabilities	$6,461	$2,592	$15,650
Operating lease costs (1)	$3,238	$4,124	$3,658
Weighted average remaining lease term (in years)	4.41	4.02	5.14
Weighted average discount rate	1.61%	1.96%	3.12%
(1)
Operating lease costs recorded to the consolidated statements of operations for operating leases under ASC 842. Short-term lease expense and variable lease costs recorded to the consolidated statements of operations were not material in the fiscal years ended March 31, 2022, 2021 and 2020. Cash paid for amounts included in the measurement of lease liabilities is consistent with operating lease costs for the fiscal years ended March 31, 2022, 2021 and 2020.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2022 are as follows:

Fiscal Years Ended March 31,	(in thousands)
2023	$3,014
2024	2,786
2025	1,974
2026	982
2027	497
Thereafter	606
Total minimum lease payments	9,859
Less: imputed interest	(352)
Present value of operating lease liabilities	$9,507

Lessor

In March 2021, as part of the $17.5 million purchase of the building adjacent to its corporate headquarters in Danvers, Massachusetts, the Company assumed existing leases with third parties for a portion of the building which are classified as operating leases. The leases have annual escalating payments and the latest expires in March 2025 in accordance with the terms and conditions of the existing agreement. For the years ended March 31, 2022 and 2021, operating lease income was not material.

Note 12. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2022	March 31, 2021
	(in thousands)
Employee compensation	$50,649	$40,954
Research and development	7,337	6,983
Marketing	2,289	3,674
Warranty	1,935	2,053
Sales and income taxes	1,931	5,914
Professional, legal and accounting fees	1,479	1,957
Other	7,009	4,511
	$72,629	$66,046

Employee compensation consists primarily of accrued bonuses, accrued commissions and accrued employee benefits. Other includes returns reserve, allowance for rebates and discounts and other miscellaneous accrued expenses.

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

The Company did not buy shares through the stock repurchase program during the fiscal year ended March 31, 2022. The following table provides stock repurchase activities during the fiscal years ended March 31, 2021 and 2020:

	Fiscal Years Ended March 31,
	2021	2020
Shares repurchased	67,649	465,687
Average price per share	$167.19	$182.27
Value of shares repurchased (in thousands)	$11,310	$84,879

The remaining authorization under the stock repurchase program was $103.8 million as of March 31, 2022.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation (Losses)/Gains	Unrealized Gains (Losses) on Derivative Instrument	Net Unrealized Gains (Losses) on Marketable Securities, net of tax (1)	Total
	(in thousands)
Balance, April 1, 2019	$(15,028)	$—	$339	$(14,689)
Other comprehensive (loss) income	(1,832)	3,999	1,333	3,500
Balance, March 31, 2020	(16,860)	3,999	1,672	(11,189)
Other comprehensive income (loss)	2,142	(2,095)	(303)	(256)
Balance, March 31, 2021	(14,718)	1,904	1,369	(11,445)
Other comprehensive (loss)	(5,844)	(1,779)	(8,092)	(15,715)
Balance, March 31, 2022	$(20,562)	$125	$(6,723)	$(27,160)
(1)
The tax impact on unrealized gains and losses on marketable securities was not material during the fiscal years ended March 31, 2022, 2021 and 2020.
Note 14. Stock Award Plans and Stock-Based Compensation

Stock Award Plans

The Company grants stock options and restricted stock awards to employees and others. All outstanding stock options of the Company as of March 31, 2022 were granted with an exercise price equal to the fair market value on the date of grant. Outstanding stock options, if not exercised, expire 10 years from the date of grant.

2015 Stock Incentive Plan

The Company’s 2015 Amended and Restated Omnibus Incentive Plan (the “2015 Plan”) authorizes the grant of a variety of equity awards to the Company’s officers, directors, employees, consultants and advisers, including awards of unrestricted and restricted stock, restricted stock units, incentive and nonqualified stock options to purchase shares of common stock, performance share awards and stock appreciation rights. The 2015 Plan provides that options may only be granted at the current market value on the date of grant. Each share of stock issued pursuant to a stock option or stock appreciation right counts as one share against the maximum number of shares issuable under the 2015 Plan, while each share of stock issued pursuant to any other type of award counts as 1.8 shares against the maximum number of shares issuable under the 2015 Plan. The Company’s policy for issuing shares upon exercise of stock options or the vesting of its restricted stock awards and restricted stock units is to issue shares of common stock at the time of exercise or conversion. As of March 31, 2022, a total of approximately 3,033,652 shares were available for future issuance under the 2015 Plan.

Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s consolidated statements of operations:

	Fiscal Years Ended March 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$4,853	$3,760	$2,641
Research and development	9,007	6,941	5,534
Selling, general and administrative	38,869	36,305	31,606
	$52,729	$47,006	$39,781

The components of stock-based compensation were as follows:

	Fiscal Years Ended March 31,
	2022	2021	2020
	(in thousands)
Restricted stock units	$43,088	$36,347	$28,895
Stock options	7,415	8,982	9,006
Employee stock purchase plan	2,226	1,677	1,880
	$52,729	$47,006	$39,781

Stock Options

The following table summarizes stock option activity for the fiscal year ended March 31, 2022:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at beginning of period	711	$141.87	5.46	$129,912
Granted	68	289.74
Exercised	(168)	56.00
Cancelled and expired	(16)	314.97
Outstanding at end of period	595	$178.54	5.55	$93,893
Exercisable at end of period	450	$151.14	4.63	$83,981
Options vested and expected to vest at end of period	595	$178.54	5.55	$93,893

Stock options generally vest and become exercisable annually over three years. The remaining unrecognized stock-based compensation expense for unvested stock option awards as of March 31, 2022 was approximately $7.9 million and the weighted-average period over which this cost is expected to be recognized is 1.8 years.

The aggregate intrinsic value of options exercised for fiscal years 2022, 2021 and 2020 was $46.9 million, $54.9 million and $15.0 million, respectively. The total cash received as a result of employee stock option exercises during the fiscal years ended March 31, 2022, 2021 and 2020 was approximately $9.4 million, $9.1 million and $3.7 million, respectively.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair values and weighted average assumptions used in the calculation of fair value of options granted were as follows:

	Fiscal Years Ended March 31,
	2022	2021	2020
Weighted average grant-date fair value	$105.79	$77.82	$93.05

Valuation assumptions:
Risk-free interest rate	0.86%	0.32%	1.97%
Expected option life (years)	4.33	4.22	4.14
Expected volatility	44.0%	42.9%	42.3%

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

Restricted Stock Units

The following table summarizes restricted stock unit activity for the fiscal year ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)	(per share)
Restricted stock units at beginning of period	301	$273.57
Granted (1)	172	288.77
Vested	(133)	296.88
Forfeited	(33)	274.55
Restricted stock units at end of period	307	$274.32

(1) Includes approximately 11,000 performance-based awards granted due to greater than 100% target vesting.

The weighted average grant-date fair value for restricted stock units granted during the fiscal years ended March 31, 2022, 2021 and 2020 was $288.8, $254.8 and $258.6 per share, respectively. The total fair value of restricted stock units vested in fiscal years 2022, 2021 and 2020 was $39.4 million, $27.9 million and $99.3 million, respectively.

Restricted stock units generally vest annually over three years. The remaining unrecognized compensation expense for outstanding restricted stock units, including performance-based and market-based restricted stock units, as of March 31, 2022 was $48.2 million and the weighted-average period over which this cost is expected to be recognized is 1.7 years.

As of March 31, 2022, 2021 and 2020, the Company recognized compensation expense based on the probable outcomes related to the prescribed performance targets on the outstanding awards. The remaining unrecognized compensation expense for outstanding performance-based and market-based restricted stock units as of March 31, 2022 was $17.7 million and the weighted-average period over which this cost is expected to be recognized is 1.6 years.

Performance-Based Awards

The Company grants performance-based restricted stock units to certain executive officers and employees, which vest upon achievement of prescribed service-based milestones by the award recipients and the achievement of prescribed performance milestones by the Company, as defined in the respective agreements.

In May 2021 performance-based awards of restricted stock units for the potential issuance of up to 42,060 shares of common stock were issued to employees, which vest over a three-year service period and upon the achievement of prescribed performance milestones by the Company.

In November 2020, performance-based awards of restricted stock units for the potential issuance of up to 66,000 shares of common stock were issued to certain executive officers, which vest over a two-year service period and upon the achievement of prescribed performance milestones by the Company.

In May 2020, performance-based awards of restricted stock units for the potential issuance of up to 62,000 shares of common stock were issued to certain executive officers and employees, which vest over a three-year service period and upon the achievement of prescribed performance milestones by the Company.

In May 2019, performance-based awards of restricted stock units for the potential issuance of up to 196,580 shares of common stock were issued to certain executive officers and employees, which vest upon achievement of prescribed service milestones by the award recipients and the achievement of prescribed performance milestones by the Company. The Company did not meet the prescribed performance milestones in fiscal year 2020 and therefore no shares vested for these performance-based awards and the Company reversed all previously recorded stock stock-based compensation expense related to this award during the fiscal year ended March 31, 2020.

Market-Based Awards

The Company grants market-based restricted stock units to certain executive officers and employees. These restricted stock units vest upon achievement of prescribed service-based milestones, relative TSR goals by the Company and the achievement of prescribed performance milestones by the Company, as defined in the respective agreements.

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

In May 2021 and 2020, market-based restricted stock units for the potential issuance of up to 62,930 and 61,762 shares of common stock were issued to certain executive officers. These restricted stock units will vest and result in the issuance of shares of common stock based on continuing employment and realization of the market-based and performance-based vesting terms included within the grants.

The Company used a Monte-Carlo simulation model to estimate the grant-date fair value of the TSR restricted stock units. The fair value related to these awards is recorded as compensation expense over the period from date of grant to May 2022 and May 2023, respectively, regardless of the actual TSR outcome reached.

The table below sets forth the assumptions used to value the awards and the estimated grant-date fair value:

	May 2021	May 2020
Risk-free interest rate	0.3%	0.2%
Expected volatility	44.8%	35.5%
Dividend yield	—	—
Remaining performance period (years)	2.80	1.9 - 2.9
Estimated grant date fair value per share	$292.4	$347.05-$349.28
Target performance (number of shares)	25,172	30,881

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

Note 15. Income Taxes

For the fiscal years ended March 31, 2022, 2021 and 2020, the Company’s income tax provision was $54.1 million, $62.7 million and $53.8 million, respectively. For the fiscal years ended March 31, 2022, 2021 and 2020, the Company’s effective tax rate was 28.4%, 21.8% and 21.0%, respectively.

The components of the Company’s income tax provision are as follows:

	Fiscal Years Ended March 31,
	2022	2021	2020
		(in thousands)
Income (loss) before provision for income taxes:
United States	$260,626	$249,204	$214,825
Foreign	(70,066)	39,016	42,000
Income before income taxes	190,560	288,220	256,825

Current tax expense:
Federal	25,893	8,624	—
State	9,184	12,379	6,563
Foreign	16,565	12,312	14,300
	51,642	33,315	20,863
Deferred tax expense (benefit):
Federal	5,376	30,413	33,239
State	(1,720)	(2,382)	1,584
Foreign	(1,243)	1,349	(1,870)
	2,413	29,380	32,953
Total income tax provision	$54,055	$62,695	$53,816

The components of the Company’s net deferred taxes were as follows:

	March 31, 2022	March 31, 2021
	(in thousands)
Deferred tax assets
Net operating loss and tax credit carryforwards	$29,802	$27,893
Stock-based compensation	14,608	13,790
Nondeductible reserves and accruals	15,441	12,097
Foreign net operating loss carryforwards	9,107	6,856
Deferred revenue	5,830	5,522
Other, net	312	363
	$75,100	$66,521
Deferred tax liabilities
Goodwill	(7,829)	(7,897)
In-process research and development	(12,063)	(12,496)
Depreciation	(14,197)	(11,747)
Basis differences on other investments	(11,442)	(7,766)
Domestic deferred tax liability on foreign net operating loss carryforwards	(393)	(415)
	(45,924)	(40,321)

Net deferred tax assets	29,176	26,200
Valuation allowance	(19,405)	(15,667)
Net deferred tax assets	$9,771	$10,533

Reported as:
Deferred tax assets	$10,552	$11,380
Deferred tax liabilities	(781)	(847)
Net deferred tax assets	$9,771	$10,533

The significant differences between the statutory and effective income tax rate consist of the following items:

	Fiscal Years Ended March 31,
	2022	2021	2020
Statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Credits	(11.3)	(6.0)	(10.8)
Non-deductible acquired IPR&D	10.5	—	—
Rate differential on foreign operations	6.5	4.1	3.2
Excess tax benefits from stock-based awards	(4.8)	(3.3)	(5.2)
State taxes, net	4.3	3.2	3.1
Non-deductible officers’ compensation	2.0	1.4	1.2
Permanent differences	0.9	1.0	3.8
Change in valuation allowance	0.3	0.3	5.3
Other	(1.0)	0.1	(0.6)
Effective tax rate	28.4%	21.8%	21.0%

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluates all available positive and negative evidence, and weights the evidence based on its objectivity.

As of March 31, 2022 and 2021, respectively, the Company maintained a valuation allowance of $19.4 million and $15.7 million for deferred tax assets primarily related to foreign tax credits. Based on the review of all available evidence, the Company recorded a valuation allowance to reduce these deferred tax assets to the amount that is more likely than not to be realizable as of March 31, 2022 and 2021.

Changes in the valuation allowance for deferred tax assets were as follows:

	Fiscal Years Ended March 31,
	2022	2021	2020
	(in thousands)
Balance at beginning of year	$15,667	$15,170	$1,302
Increase	3,738	497	13,868
Balance at end of year	$19,405	$15,667	$15,170

The Company recognized excess tax benefits associated with stock-based awards of $10.7 million, $12.1 million and $14.8 million as an income tax benefit for fiscal years ended March 31, 2022, 2021 and 2020, respectively. The amount of future excess tax benefits or shortfalls will likely fluctuate from period to period based on the price of the Company’s stock, the number of restricted stock units that vest or stock options that are exercised, and the fair value assigned to such stock-based awards.

As of March 31, 2022, the Company had foreign net operating losses (“NOLs”) of approximately $32.7 million. As of March 31, 2022, the Company had foreign tax credits of $14.9 million which expire in varying years from fiscal year 2029 through fiscal year 2032. In addition, as of March 31, 2022, the Company had federal and state research and development credit carryforwards of approximately $0.4 million and $15.0 million, respectively, which expire in varying years from fiscal year 2023 through fiscal year 2041.

The Company’s operating income outside the U.S. is deemed to be permanently reinvested in foreign jurisdictions, most of which are disregarded entities for domestic tax purposes. Therefore, any repatriation of cash and cash equivalents held by foreign subsidiaries to the U.S. is not expected to be significant.

As of March 31, 2022 and 2021, the Company has no material uncertain tax positions, and no interest and penalties on uncertain tax positions were recognized during fiscal years ended March 31, 2022, 2021 and 2020, respectively. The Company is subject to the examination of its income tax returns by the IRS and other tax authorities. The outcome of these audits cannot be predicted with certainty. The Company’s management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the Company’s provision for income taxes. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. The Company’s most recent completed income tax audits were in the U.S., relating to fiscal year 2016 and in Germany, which covered fiscal years 2016 through 2019. These tax audits did not materially impact the Company’s financial statements. All other tax years remain subject to examination by the IRS, state and foreign tax authorities.

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

Note 17. Segment and Enterprise-Wide Disclosures

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

Geographic Information

Sales outside the U.S. accounted for 19%, 18% and 16% of total revenue during the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

Geographic information about long-lived assets, net excluding goodwill and other intangible assets is as follows:

	March 31, 2022	March 31, 2021
	(in thousands)
United States	$147,403	$141,821
Europe	59,368	58,865
Japan	5,237	2,552
Total	$212,008	$203,238

Note 18. Employee Benefit Plans

The Company sponsors voluntary 401(k) retirement savings plans for eligible employees in the U.S. and Japan. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. Total expense related to the Company's matching contributions to the plans was $4.6 million, $3.8 million and $3.4 million for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.