Form 10-Q
period 2022-06-30
ABIOMED INC
filed 2022-08-04
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, 45,460,884 shares of the registrant’s common stock, $.01 par value, were outstanding.

EXPLANATORY NOTES

Pending Trademarks and Registered Marks

Throughout this quarterly report on Form 10-Q (“this Report”), we refer to various trademarks, service marks and trade names that we use in our business. Abiomed, Impella, Impella 2.5, Impella 5.0, Impella LD, Impella CP, Impella RP, Impella 5.5, Impella Connect, and SmartAssist are registered trademarks of Abiomed, Inc., and are registered in the U.S. and certain foreign countries. Impella ECP, Impella BTR, CVAD STUDY, STEMI DTU, Automated Impella Controller, Abiomed Breethe OXY-1 System and preCARDIA are pending trademarks of ABIOMED, Inc. Other trademarks and service marks appearing in this Report are the property of their respective holders.

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

PART I. FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)

	June 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$180,492	$132,818
Short-term marketable securities	663,829	625,789
Accounts receivable, net	91,102	90,608
Inventories, net	95,373	93,981
Prepaid expenses and other current assets	29,563	33,277
Total current assets	1,060,359	976,473
Long-term marketable securities	159,876	220,089
Property and equipment, net	198,478	202,490
Goodwill	74,855	76,786
Other intangibles, net	38,168	39,518
Deferred tax assets	17,096	10,552
Other assets	154,804	147,485
Total assets	$1,703,636	$1,673,393
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,797	$35,346
Accrued expenses	79,011	72,629
Deferred revenue	23,624	26,362
Other current liabilities	3,330	4,120
Total current liabilities	140,762	138,457
Other long-term liabilities	7,792	9,319
Contingent consideration	18,151	21,510
Deferred tax liabilities	735	781
Total liabilities	167,440	170,067
Commitments and contingencies (Note 15)
Stockholders' equity:
Class B Preferred Stock, $.01 par value	—	—
1,000 shares authorized; issued and outstanding - none
Common stock, $.01 par value	456	455
100,000 shares authorized; 48,382 and 48,258 shares issued as of June 30, 2022 and March 31, 2022, respectively
45,567 and 45,545 shares outstanding as of June 30, 2022 and March 31, 2022, respectively
Additional paid in capital	884,965	870,074
Retained earnings	1,019,066	964,512
Treasury stock at cost - 2,815 and 2,713 shares as of June 30, 2022 and March 31, 2022, respectively	(330,020)	(304,555)
Accumulated other comprehensive loss	(38,271)	(27,160)
Total stockholders' equity	1,536,196	1,503,326
Total liabilities and stockholders' equity	$1,703,636	$1,673,393

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	For the Three Months Ended June 30,
	2022	2021
Revenue	$277,149	$252,585
Cost of revenue and operating expenses:
Cost of revenue	52,626	45,188
Research and development	40,477	37,708
Selling, general and administrative	117,996	103,484
Acquired in-process research and development	—	115,490
	211,099	301,870
Income (loss) from operations	66,050	(49,285)
Interest and other income, net	3,772	39,935
Income (loss) before income taxes	69,822	(9,350)
Income tax provision	15,268	17,175
Net income (loss)	$54,554	$(26,525)

Net income (loss) per share - basic	$1.20	$(0.59)
Weighted average shares outstanding - basic	45,575	45,311

Net income (loss) per share - diluted	$1.19	$(0.59)
Weighted average shares outstanding - diluted	45,922	45,311

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	For the Three Months Ended June 30,
	2022	2021
Net income (loss)	$54,554	$(26,525)
Other comprehensive loss:
Foreign currency translation (losses) gains	(8,729)	83
Unrealized losses on derivative instrument	(384)	(217)
Net unrealized losses on marketable securities, net of tax	(1,998)	(632)
Other comprehensive loss	(11,111)	(766)

Comprehensive income (loss)	$43,443	$(27,291)

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, March 31, 2022	45,545,438	455	2,713,125	(304,555)	870,074	964,512	(27,160)	1,503,326
Restricted stock units issued	105,701	2			(1)			1
Stock options exercised	18,136	1			1,530			1,531
Return of common stock to pay withholding taxes on restricted stock units	(42,046)	(1)	42,046	(10,949)				(10,950)
Stock-based compensation expense					13,362			13,362
Stock repurchase program	(60,282)	(1)	60,282	(14,516)				(14,517)
Other comprehensive loss							(11,111)	(11,111)
Net income						54,554		54,554
Balance, June 30, 2022	45,566,947	$456	2,815,453	$(330,020)	$884,965	$1,019,066	$(38,271)	$1,536,196

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, March 31, 2021	45,270,948	$453	2,658,454	$(288,030)	$800,690	$828,007	$(11,445)	$1,329,675
Restricted stock units issued	85,284	1			(1)			—
Stock options exercised	55,757	1			2,119			2,120
Return of common stock to pay withholding taxes on restricted stock units	(34,274)	(1)	34,274	(9,589)				(9,590)
Stock-based compensation expense					12,608			12,608
Other comprehensive loss							(766)	(766)
Net loss						(26,525)		(26,525)
Balance, June 30, 2021	45,377,715	$454	2,692,728	$(297,619)	$815,416	$801,482	$(12,211)	$1,307,522

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended June 30,
	2022	2021
Operating activities:
Net income (loss)	$54,554	$(26,525)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,620	6,907
Acquired in-process research & development	—	115,490
Bad debt expense (recoveries)	11	(59)
Stock-based compensation	13,362	12,608
Write-down of inventory and other	2,570	3,508
Accretion on marketable securities	587	918
Change in fair value of other investments	(278)	(17,648)
Gain on previously held interest in preCARDIA	—	(20,980)
Deferred tax provision	(6,373)	6,299
Change in fair value of contingent consideration	(3,359)	871
Other non-cash operating activities	1,080	751
Changes in assets and liabilities:
Accounts receivable	(1,881)	8,763
Inventories	(6,510)	(5,770)
Prepaid expenses and other assets	3,117	(8,697)
Accounts payable	1,438	(4,762)
Accrued expenses and other liabilities	5,583	(16,037)
Deferred revenue	(2,418)	(278)
Net cash provided by operating activities	68,103	55,359
Investing activities:
Purchases of marketable securities	(121,897)	(139,021)
Proceeds from the sale and maturity of marketable securities and other	141,385	123,823
Purchases of other investments	(4,591)	(3,866)
Acquisition of preCARDIA, net of cash acquired	—	(82,821)
Purchases of property and equipment	(6,783)	(7,170)
Net cash provided by (used for) investing activities	8,114	(109,055)
Financing activities:
Proceeds from the exercise of stock options	1,531	2,120
Taxes paid related to net share settlement upon vesting of stock awards	(10,950)	(9,590)
Repurchase of common stock	(14,517)	—
Net cash used for financing activities	(23,936)	(7,470)
Effect of exchange rate changes on cash and cash equivalents	(4,607)	3,910
Net increase (decrease) in cash and cash equivalents	47,674	(57,256)
Cash and cash equivalents at beginning of period	132,818	232,710
Cash and cash equivalents at end of period	$180,492	$175,454

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$3,542	$14,998
Supplemental disclosure of non-cash activities:
Property and equipment in accounts payable and accrued expenses	564	1,014
Right-of-use assets obtained in exchange for lease liabilities	188	283

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 that has been filed with the SEC.

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

There have been no changes in the Company’s significant accounting policies for the three months ended June 30, 2022 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 that has been filed with the SEC.

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

While patient utilization increased in the first quarter of fiscal year 2023, sales were impacted by slower than expected improvements in hospital staffing shortages. The Company continues to closely monitor the impact of COVID-19 on all aspects of its business and geographies, including any impact on the Company’s customers, including the ongoing hospital labor shortages, employees, suppliers, vendors, business partners and distribution channels, as well as on procedures and the demand for its products by keeping apprised of local, regional, and global COVID-19 surges (including new variants of the virus).

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

Recently Adopted Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” an amendment focused on increasing transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The Company adopted ASU 2021-10 as of April 1, 2022, on a prospective basis, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Effective

No new accounting pronouncements issued or effective during the period had, or are expected to have, a material impact on the consolidated financial statements.

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

The Company acquired preCARDIA for a purchase price of $115.2 million. The purchase price included cash consideration of $82.8 million for the remaining interest in preCARDIA, paid to the selling shareholders and for transaction costs associated with the acquisition, and $32.4 million representing the Company’s previously owned minority interest in preCARDIA. The Company recognized a gain of $21.0 million related to its previously owned minority interest in preCARDIA within the condensed consolidated statement of operations for the three months ended June 30, 2021.

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

Note 4. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the treasury stock method by dividing net income by the weighted average number of dilutive common shares outstanding during the period. Diluted shares outstanding is calculated by adding to the weighted average shares outstanding any potential dilutive securities outstanding for the period. Potential dilutive securities include stock options, restricted stock units, performance-based stock awards and shares to be purchased under the Company’s employee stock purchase plan.

For purposes of the diluted net income (loss) per share calculation, potential dilutive securities are excluded from the calculation if their effect would be anti-dilutive. As such, basic and diluted net loss per share are the same for periods with a net loss.

The Company’s basic and diluted net income (loss) per share were as follows:

	For the Three Months Ended June 30,
	2022	2021
Net income (loss) per share – basic	(in thousands, except per share data)
Net income (loss)	$54,554	$(26,525)

Weighted average shares – basic	45,575	45,311

Net income (loss) per share – basic	$1.20	$(0.59)

	For the Three Months Ended June 30,
	2022	2021
Net income (loss) per share – diluted	(in thousands, except per share data)
Net income (loss)	$54,554	(26,525)

Weighted average shares – basic	45,575	45,311
Effect of dilutive securities	347	—
Weighted average shares – diluted	45,922	45,311

Net income (loss) per share – diluted	$1.19	$(0.59)

For the three months ended June 30, 2022 and 2021, approximately 0.2 million and 1.1 million shares of common stock underlying outstanding securities related to out-of-the-money stock options and performance-based awards where milestones were not met were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive or such shares are contingently issuable upon meeting performance criteria in the periods presented.

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

The following table disaggregates the Company’s revenue by products and services:

	For the Three Months Ended June 30,
	2022	2021
	(in thousands)
Product revenue	$264,472	$241,474
Service and other revenue	12,677	11,111
Total revenue	$277,149	$252,585

The following table disaggregates the Company’s revenue by geographic location:

	For the Three Months Ended June 30,
	2022	2021
	(in thousands)
United States	$226,520	$207,143
Europe	33,836	32,237
Japan	13,235	11,284
Rest of world	3,558	1,921
Outside the U.S.	50,629	45,442
Total revenue	$277,149	$252,585

Variable Consideration

Returns Reserve

The Company estimates an allowance for future sales returns based on historical return experience, which requires judgment. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company estimates product return liabilities using the expected value method based on its historical sales information and other factors that it believes could significantly impact its expected returns. The Company’s returns reserve was not material as of June 30, 2022 and March 31, 2022.

Rebates and Discounts

The Company provides certain customers with rebates and discounts that are defined in the Company’s contractual arrangements with customers and are recorded as a reduction of revenue in the period the related revenue is recognized with a corresponding liability recorded and included in accrued expenses in the accompanying condensed consolidated balance sheets. Rebates normally result from performance-based offers that are primarily based on attaining contractually specified sales volumes as well as product usage. Discounts are normally from early payment incentives. The Company estimates the amount of rebates and discounts based on an estimate of the third-party’s sales and the respective rebate or discount defined in the customer contractual arrangement.

Contract Balances

Contract balances represent amounts presented in the condensed consolidated balance sheets when either the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue.

Deferred Revenue

The Company’s deferred revenue balance was $23.6 million and $26.4 million as of June 30, 2022 and March 31, 2022, respectively. The deferred revenue balance is comprised of product shipments in which the Company recognizes revenue when the customer obtains control of the product, and preventative maintenance service contracts in which revenue is recognized ratably over the term of the service contract. During the three months ended June 30, 2022, the Company recognized $13.7 million of revenue that was included in the deferred revenue balance as of March 31, 2022. During the three months ended June 30, 2021, the Company recognized $9.2 million of revenue that was included in the deferred revenue balance as of March 31, 2022.

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

Note 6. Financial Instruments

Cash Equivalents and Marketable Securities

The Company’s cash equivalents and marketable securities at June 30, 2022 and March 31, 2022 are invested in the following:

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
June 30, 2022	(in thousands)
Money market funds	$59,296	$—	$—	$59,296
Commercial paper	5,997	—	(2)	5,995
Total cash equivalents	65,293	—	(2)	65,291
Short-term U.S. Treasury mutual fund securities	359,213	—	(3,010)	356,203
Short-term government-backed securities	160,288	1	(1,875)	158,414
Short-term corporate debt securities	33,110	—	(179)	32,931
Short-term commercial paper	116,738	—	(457)	116,281
Total short-term marketable securities	669,349	1	(5,521)	663,829
Long-term U.S. Treasury mutual fund securities	48,631	—	(1,428)	47,203
Long-term government-backed securities	105,838	—	(3,026)	102,812
Long-term corporate debt securities	10,185	—	(324)	9,861
Total long-term marketable securities	164,654	—	(4,778)	159,876
Total cash equivalents and marketable securities	$899,296	$1	$(10,301)	$888,996

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
March 31, 2022:	(in thousands)
Money market funds	$32,955	$—	$—	$32,955
Commercial paper	28,961	—	(3)	28,958
Total cash equivalents	61,916	—	(3)	61,913
Short-term U.S. Treasury mutual fund securities	287,010	—	(1,384)	285,626
Short-term government-backed securities	131,954	1	(554)	131,401
Short-term corporate debt securities	61,108	36	(113)	61,031
Short-term commercial paper	148,128	—	(397)	147,731
Total short-term marketable securities	628,200	37	(2,448)	625,789
Long-term U.S. Treasury mutual fund securities	89,168	—	(1,796)	87,372
Long-term government-backed securities	126,150	—	(3,378)	122,772
Long-term corporate debt securities	10,226	—	(281)	9,945
Total long-term marketable securities	225,544	—	(5,455)	220,089
Total cash equivalents and marketable securities	$915,660	$37	$(7,906)	$907,791

Gross realized gains and losses on sales of marketable securities were not material for the three months ended June 30, 2022 and 2021.

The securities that the Company invests in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. Unrealized losses as of June 30, 2022 are primarily due to changes in interest rates and credit spreads. Accordingly, the Company has not recorded an allowance for credit losses. No marketable securities have been in a continuous material unrealized loss position for greater than twelve months as of June 30, 2022.

Derivative Instruments

In October 2019, the Company entered into an intercompany agreement in which it loaned 85.0 million Euro to Abiomed Europe GMBH, its German subsidiary. In conjunction with this intercompany loan agreement, the Company entered into a cross-currency swap agreement to convert the notional amount of the intercompany loan of 85.0 million Euro to its U.S. dollar equivalent, or $93.5 million. The objective of this cross-currency swap is to hedge the variability of cash flows related to the forecasted interest and principal payments on the Euro denominated fixed rate intercompany loan against changes in the exchange rate between the U.S. dollar and the Euro and has been designated as a cash flow hedge. The Company will make interest payments in Euro and receive interest in U.S. dollars from the counterparty. Upon maturity, the Company will pay the principal amount of the intercompany loan in Euro and receive the U.S. dollar equivalent from the counterparty. The cross-currency swap is carried on the consolidated balance sheets at fair value, and changes to the derivative instrument are recorded as unrealized gains or losses in accumulated other comprehensive income (loss). These amounts are reclassified into the consolidated statements of operations in the same period in which the related hedged item (intercompany loan agreement) affects earnings. The Company does not enter into derivative instruments for any purpose other than cash flow hedging.

The following table summarizes the terms of the cross-currency swap agreement as of June 30, 2022 (amounts in thousands):

	Effective Date	Maturity	Fixed Rate	Aggregate Notional Amount
Pay EUR	October 15, 2019	October 15, 2024	2.75%	EUR 85,000
Receive U.S.$			4.64%	USD 93,457

The following table presents the fair value of the cross-currency swap (amounts in thousands):

Derivatives designated as hedging instruments under ASC 815	Balance Sheet classification	June 30, 2022	March 31, 2022
Cross-currency swap	Other assets (other long-term liabilities)	$4,508	$(489)

The Company has structured its cross-currency swap agreement to be 100% effective and, as a result, there was no net impact to earnings resulting from hedge ineffectiveness. The change in fair value of the cross-currency swap during the three months ended June 30, 2022 was mainly due to fluctuations in the Euro to the U.S. dollar exchange rates.

For the three months ended June 30, 2022 and 2021, the Company recorded income related to the interest rate differential of the cross-currency swap of $0.5 million and $0.4 million, respectively in interest and other income, net, within the condensed consolidated statements of operations.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
June 30, 2022:	(in thousands)
Assets
Money market funds	$59,296	$—	$—	$59,296
Commercial paper	—	5,995	—	5,995
Short-term U.S. Treasury mutual fund securities	—	356,203	—	356,203
Short-term government-backed securities	—	158,414	—	158,414
Short-term corporate debt securities	—	32,931	—	32,931
Short-term commercial paper	—	116,281	—	116,281
Long-term U.S. Treasury mutual fund securities	—	47,203	—	47,203
Long-term government-backed securities	—	102,812	—	102,812
Long-term corporate debt securities	—	9,861	—	9,861
Investment in Shockwave Medical	56,730	—	—	56,730
Cross-currency swap agreement	—	4,508	—	4,508
Liabilities
Contingent consideration	—	—	18,151	18,151

	Level 1	Level 2	Level 3	Total
March 31, 2022:	(in thousands)
Assets
Money market funds	$32,955	$—	$—	$32,955
Commercial paper	—	28,958	—	28,958
Short-term U.S. Treasury mutual fund securities	—	285,626	—	285,626
Short-term government-backed securities	—	131,401	—	131,401
Short-term corporate debt securities	—	61,031	—	61,031
Short-term commercial paper	—	147,731	—	147,731
Long-term U.S. Treasury mutual fund securities	—	87,372	—	87,372
Long-term government-backed securities	—	122,772	—	122,772
Long-term corporate debt securities	—	9,945	—	9,945
Investment in Shockwave Medical	61,535	—	—	61,535
Liabilities
Cross-currency swap agreement	—	489	—	489
Contingent consideration	—	—	21,510	21,510

The Company has determined that the estimated fair value of its money market funds and its investment in Shockwave Medical, a publicly traded medical device company, are reported as Level 1 financial assets as they are valued at quoted market prices in active markets. The investment in Shockwave Medical is classified within other assets in the condensed consolidated balance sheets.

The Company has determined that the estimated fair value of its commercial paper, U.S. Treasury mutual fund securities, government-backed securities, corporate debt securities and cross-currency swap agreement are reported as Level 2 financial assets and liabilities as they are based on model-driven valuations in which all significant inputs are observable, or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability.

The Company evaluates transfers between fair value levels at the end of each reporting period. There were no transfers of assets or liabilities between fair value levels during the three months ended June 30, 2022.

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

The Company’s other investments are classified as a Level 3 assets and are not included in the fair value table above. The carrying value of the Company’s portfolio of other investments and the change in the balance for the three months ended June 30, 2022 are as follows:

(in thousands)
Balance, March 31, 2022	$70,314
Additions	4,591
Change in fair value, net	4,731
Balance, June 30, 2022	$79,636

Change in fair value, net represents upward and downward adjustments due to observable price changes and related foreign currency fluctuations, which are reflected within interest and other income, net in the Company's condensed consolidated statements of operations.

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

The components of contingent consideration are as follows:

	June 30, 2022	March 31, 2022
	(in thousands)
ECP	$11,651	$12,010
Breethe	6,500	9,500
Total contingent consideration	$18,151	$21,510

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

The Company uses a combination of an income approach, based on various revenue and cost assumptions and the application of a probability to each outcome, and a Monte-Carlo valuation model, both of which consider significant unobservable inputs. As it relates to the CE Mark approval milestone, probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. The revenue-based milestone is valued using a Monte-Carlo valuation model, which simulates estimated future revenues during the earn out-period using management’s best estimates.

Key unobservable inputs include the discount rate used to present value the projected revenues and cash flows (ranging from 4.7% to 16.5%), the probability of achieving the various technical, regulatory and commercial milestones (estimated to range from 10% to 55%) and projected revenues based on a Monte-Carlo valuation (94%) which are based on the Company’s most recent internal operational budgets and long-range strategic plans.

Breethe

In April 2020, the Company acquired Breethe for $55.0 million in cash, with additional potential payouts up to a maximum of $55.0 million payable based on the achievement of certain technical, regulatory and commercial milestones.

The Company uses a combination of an income approach, based on various revenue and cost assumptions and the application of a probability to each outcome, and a Monte-Carlo valuation model, both of which consider significant unobservable inputs. As it relates to the regulatory milestones, probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. The commercial milestones are valued using a Monte-Carlo valuation model, which simulates estimated future revenues during the earn out-period using management’s best estimates.

Key unobservable inputs include the discount rates used to present value the projected revenues and cash flows (ranging from 4.7% to 12.6%), the probability of achieving the various technical, regulatory and commercial milestones (estimated to range from 10% to 50%) and projected revenues based on a Monte-Carlo valuation (12%) which are based on the Company’s operational forecasts and long-range strategic plans.

Contingent consideration is classified as a Level 3 liability as the estimated fair value of the contingent consideration related to the acquisitions of ECP and Breethe require significant management judgment or estimation.

The following table summarizes the change in fair value, as determined by Level 3 inputs of the contingent consideration for the three months ended June 30, 2022:

(in thousands)
Balance, March 31, 2022	$21,510
Change in fair value	(3,359)
Balance, June 30, 2022	$18,151

The change in fair value of the contingent consideration was primarily due to estimates related to development timelines and the passage of time on the fair value measurement of milestones.

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information, including the probability of achievement. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of June 30, 2022 and March 31, 2022, the present value of expected payments related to the Company’s contingent consideration was $18.2 million and $21.5 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $67.5 million as of both June 30, 2022 and March 31, 2022.

Note 7. Inventories, net

The components of inventories, net are as follows:

	June 30, 2022	March 31, 2022
	(in thousands)
Raw materials and supplies	$30,970	$28,326
Work-in-progress	38,707	34,788
Finished goods	25,696	30,867
Inventories, net	$95,373	$93,981

The Company’s inventories relate to its Impella® and Abiomed Breethe OXY-1 System™ (“Breethe OXY-1”) product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead.

Note 8. Property and Equipment, net

The components of property and equipment, net are as follows:

	June 30, 2022	March 31, 2022
	(in thousands)
Land	$10,391	$10,643
Building and building improvements	153,191	152,374
Leasehold improvements	1,787	1,810
Machinery, equipment and computer software	104,845	104,407
Furniture and fixtures	15,443	15,420
Construction in progress	18,862	19,898
Total cost	304,519	304,552
Less accumulated depreciation	(106,041)	(102,062)
Property and equipment, net	$198,478	$202,490

Depreciation expense related to property and equipment was $6.1 million and $6.4 million for the three months ended June 30, 2022 and 2021, respectively.

Note 9. Goodwill and Other Intangible Assets, net

Goodwill

The carrying amount of goodwill as of June 30, 2022 and March 31, 2022 was $74.9 million and $76.8 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, in May 2005, ECP in July 2014 and Breethe in April 2020. The carrying value of goodwill and the change in the balance for the three months ended June 30, 2022 are as follows:

(in thousands)
Balance, March 31, 2022	$76,786
Foreign currency translation	(1,931)
Balance, June 30, 2022	$74,855

The Company evaluates goodwill at least annually on October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on goodwill.

Other Intangible Assets, net

Other intangible assets, net consists of the following:

	June 30, 2022
	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net Carrying Value
		(in thousands)
Finite-lived intangible assets
Developed technology	13.4	$27,000	$(3,000)	$24,000

Indefinite-lived intangible assets
In-process research and development		14,168	—	14,168
Total		$41,168	$(3,000)	$38,168

	March 31, 2022
	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net Carrying Value
		(in thousands)
Finite-lived intangible assets
Developed technology	13.6	$27,000	$(2,550)	$24,450

Indefinite-lived intangible assets
In-process research and development		15,068	—	15,068
Total		$42,068	$(2,550)	$39,518

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

The Company evaluates the other intangible assets at least annually on October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on other intangible assets. The change in the IPR&D balance for the three months ended June 30, 2022, related to the impact of foreign currency translation.

Note 10. Other Assets

The components of other assets are as follows:

	June 30, 2022	March 31, 2022
	(in thousands)
Investment in Shockwave Medical	$56,730	$61,535
Other investments (Note 6)	79,636	70,314
Operating lease right of use assets	8,365	9,518
Other intangible assets and other assets	10,073	6,118
Total other assets	$154,804	$147,485

Investment in Shockwave Medical

The fair value of the Company’s investment in Shockwave Medical, a publicly-traded medical device company, was $56.7 million and $61.5 million as of June 30, 2022 and March 31, 2022, respectively. During the three months ended June 30, 2022 and 2021, the Company recorded a loss of $4.8 million and a gain of $17.6 million, respectively in interest and other income, net.

Operating Lease Right of Use Assets

The Company has lease agreements for real estate including corporate offices and warehouse space, vehicles and certain equipment. The balance of operating lease right-of-use assets included in other assets was $8.4 million and $9.5 million as of June 30, 2022 and March 31, 2022, respectively

Other Long-Term Assets

The Company’s other long-term assets is comprised primarily of license manufacturing rights to certain technology from third parties and prepayments related to the Company’s clinical trial activities.

Note 11. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2022	March 31, 2022
	(in thousands)
Employee compensation	$42,665	$50,649
Sales and income taxes	14,555	1,931
Research and development	8,486	7,337
Marketing	2,231	2,289
Warranty	1,912	1,935
Professional, legal and accounting fees	1,656	1,479
Other	7,506	7,009
	$79,011	$72,629

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

Stock Repurchase Program

In August 2019, the Company’s Board of Directors authorized a stock repurchase program for up to $200.0 million of shares of its common stock. Under this stock repurchase program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The stock repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company is funding the stock repurchase program with its available cash and marketable securities. The remaining authorization under the stock repurchase program was $89.3 million as of June 30, 2022.

The following table provides stock repurchase activities during the quarter:

	For the Three Months Ended June 30,
	2022	2021
Shares repurchased	60,282	—
Average price per share	$240.79	—
Value of shares repurchased (in millions)	$14.5	—

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Three Months Ended June 30, 2022
	Foreign Currency Translation Losses	Unrealized Gains (Losses) on Derivative Instrument	Net Unrealized Losses on Marketable Securities, net of tax	Total
Balance, March 31, 2022	$(20,562)	$125	$(6,723)	$(27,160)
Other comprehensive loss	(8,729)	(384)	(1,998)	(11,111)
Balance, June 30, 2022	(29,291)	(259)	(8,721)	(38,271)

	Three Months Ended June 30, 2021
	Foreign Currency Translation (Losses) Gains	Unrealized Gains (Losses) on Derivative Instrument	Net Unrealized Gains (Losses) on Marketable Securities, net of tax	Total
Balance, March 31, 2021	$(14,718)	$1,904	$1,369	$(11,445)
Other comprehensive income (loss)	83	(217)	(632)	(766)
Balance, June 30, 2021	(14,635)	1,687	737	(12,211)

Note 13. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operations for each of the three months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,
	2022	2021
	(in thousands)
Cost of revenue	$1,396	$1,030
Research and development	2,798	2,109
Selling, general and administrative	9,168	9,469
	$13,362	$12,608

Stock Options

The following table summarizes the stock option activity for the three months ended June 30, 2022:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at beginning of period	595	$178.54	5.55
Granted	2	275.58
Exercised	(18)	84.37
Cancelled and expired	(1)	284.46
Outstanding at end of period	578	$181.61	5.37	$50,807
Exercisable at end of period	503	$168.81	4.89	$50,099
Options vested and expected to vest at end of period	578	$181.61	5.37	$50,807

Stock options generally vest and become exercisable annually over three years. The remaining unrecognized stock-based compensation expense for unvested stock option awards as of June 30, 2022, was approximately $6.5 million and the weighted-average period over which this cost is expected to be recognized is 1.8 years.

The aggregate intrinsic value of stock options exercised was $3.7 million for the three months ended June 30, 2022. The total cash received as a result of employee stock option exercises for the three months ended June 30, 2022, was approximately $1.5 million.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair values and weighted average assumptions used in the calculation of fair value of options granted were as follows:

	For the Three Months Ended June 30,
	2022	2021
Weighted average grant-date fair value	$121.69	$103.03

Valuation assumptions:
Risk-free interest rate	3.01%	0.79%
Expected option life (years)	5.54	4.20
Expected volatility	43.51%	44.28%

Restricted Stock Units

The following table summarizes activity of restricted stock units for the three months ended June 30, 2022:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)	(per share)
Restricted stock units at beginning of period	307	$274.32
Granted (1)	258	266.07
Vested	(106)	282.80
Forfeited	(3)	272.26
Restricted stock units at end of period	456	$267.00

(1) Includes 19,000 performance-based awards granted due to greater than 100% target vesting.

The weighted average grant-date fair value for restricted stock units granted during the three months ended June 30, 2022 was $266.1. The total fair value of restricted stock units vested during the three months ended June 30, 2022 was $29.9 million.

Restricted stock units generally vest annually, over three years. The remaining unrecognized compensation expense for outstanding restricted stock units, including performance-based and market-based awards, as of June 30, 2022 was $100.1 million and the estimated weighted-average period over which this cost is expected to be recognized is 2.4 years.

As of June 30, 2022, the Company recognized compensation expense based on the probable outcomes related to the prescribed performance targets on the outstanding awards. The remaining unrecognized compensation expense for outstanding performance-based and market-based restricted stock units as of June 30, 2022 was $33.7 million and the weighted-average period over which this cost is expected to be recognized is 2.2 years.

Performance-Based Awards

The Company grants performance-based restricted stock units to certain executive officers and employees, which vest upon achievement of prescribed service-based milestones by the award recipients and the achievement of prescribed performance milestones by the Company, as defined in the respective agreements.

Market-Based Awards

The Company grants market-based restricted stock units to certain executive officers and employees. These restricted stock units vest upon achievement of prescribed service-based milestones, relative total shareholder return (“TSR”) goals by the Company and the achievement of prescribed performance milestones by the Company, as defined in the respective agreements.

The Company used a Monte-Carlo simulation model to estimate the grant-date fair value of the TSR restricted stock units. The fair value related to these awards is recorded as compensation expense over the vesting term, regardless of the actual TSR outcome reached.

The table below sets forth the assumptions used to value the outstanding market-based restricted stock units and the estimated grant-date fair value:

	May 2021	May 2020
Risk-free interest rate	0.3%	0.2%
Expected volatility	44.8%	35.5%
Dividend yield	—	—
Remaining performance period (years)	2.8	2.9
Estimated fair value per share	$292.40	$349.28
Target performance (number of shares)	25,172	15,425

Note 14. Income Taxes

The Company’s income tax provision was $15.3 million and $17.2 million for the three months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate was 21.9% and 183.7% for the three months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory federal income tax rate of 21.0% primarily due to state and foreign income taxes and permanent differences offset by credits and excess tax benefits for the three months ended June 30, 2022 and a non-deductible charge for in-process research and development related to the preCARDIA acquisition offset by excess tax benefits related to share-based compensation for the three months ended June 30, 2021. The Company recognized excess tax benefits associated with stock-based awards of $1.0 million and $3.6 million for the three months ended June 30, 2022 and 2021, respectively.

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

Note 15. Commitments and Contingencies

From time to time, the Company is involved in legal and administrative proceedings and claims of various types. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in liability to the Company and the amount of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

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

Note 16. Segment and Geographic Information

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

Geographic Information

Sales outside the U.S. accounted for 18% of total revenue for each of the three months ended June 30, 2022 and 2021.

Geographic information about long-lived assets, net excluding goodwill and other intangible assets is as follows:

	June 30, 2022	March 31, 2022
	(in thousands)
United States	$146,573	$147,403
Europe	55,832	59,368
Japan	4,438	5,237
Total	$206,843	$212,008

Note 17. Employee Benefit Plans

The Company sponsors voluntary 401(k) retirement savings plans for eligible employees in the U.S. and Japan. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. Total expense related to the Company's matching contributions to the plans was $1.4 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs, which are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those expressed or implied by such statements. The forward-looking statements in this Report are based on certain risks and uncertainties, including, but not limited to, the risk factors described in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended March 31, 2022 and the following: the impact of public health threats and epidemics, including the COVID-19 pandemic; the impact of prolonged economic downturns on our operations and financial conditions; fluctuations in foreign currency exchange rates and inflation; climate change; corporate social responsibility and sustainability matters; our dependence on Impella® products for most of our revenues; our ability to successfully compete against our existing or potential competitors; the acceptance of our products by cardiac surgeons and interventional cardiologists, especially those with significant influence over medical device selection and purchasing decisions; the effect of long sales and training cycles associated with expansion into new hospital cardiac centers; the potential for reduced market acceptance of our products and reduced revenue due to lengthy clinician training process; our ability to effectively manage our growth; our ability to anticipate demand for, and successfully commercialize, our products; the impact of unsuccessful clinical trials or procedures relating to products under development; our ability to develop new circulatory assist products and our development efforts; our ability to develop additional and high-quality manufacturing capacity to support continued demand for our products; our dependence on third-party payers to provide reimbursement to our customers of our products; our suppliers’ failure to provide the components we require; our reliance on distributors to sell our products in international markets; our success in expanding our direct sales activities into international markets; our ability to sustain profitability at levels achieved in recent years; the unpredictability of fluctuations in our operating results; our ability to develop and commercialize new products or acquire desirable companies, products or technologies; inventory write-downs and other costs due to product quality issues; risks and liabilities associated with acquisitions of other companies or businesses, including our ability to integrate acquired businesses into our operations; the impact of consolidation in the healthcare industry on our prices; our ability to attract and retain key personnel; our ability to obtain and maintain governmental and other regulatory approvals and market and sell our products in certain jurisdictions; regulatory or enforcement actions and product liability suits relating to off-label uses of our products; the increased risk of material product liability claims and impact on our reputation and financial results; our ability to maintain compliance with regulatory requirements and continuing regulatory review; the impact of mandatory or voluntary product recalls; changes in healthcare policy and reimbursement systems in the U.S. and abroad; our ability to comply with healthcare “fraud and abuse” laws and any related penalties for non-compliance; our failure to comply with the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations; our or our vendors’ ability to achieve and maintain high manufacturing standards; the economic effects of “Brexit” and related impacts to relationships with our existing and future customers; our potential “ownership change” for U.S. federal income tax purposes and our limited utilization of net operating losses and income tax credit carryforwards from prior tax years; our ability to maintain compliance with, and the impact on us of changes in, tax laws; our ability to comply with, and the impact of any related costs or regulatory actions with respect to, environmental, health and safety requirements; our failure to protect our intellectual property, both domestically and internationally, or develop or acquire additional intellectual property; claims that our current or future products infringe or misappropriate the proprietary rights of others; compliance with laws protecting the confidentiality of patient health information; disruptions of critical information systems or material breaches in the security of our systems; risks relating to our shares of common stock, including market price volatility and the potential for dilution to our stockholders’ ownership interests through the sale of additional securities.

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

While patient utilization increased in the first quarter of fiscal year 2023, sales were impacted by slower than expected improvements in hospital staffing shortages. We continue to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including any impact on our customers, including the ongoing hospital labor shortages, employees, suppliers, vendors, business partners and distribution channels, as well as on procedures and the demand for our products by keeping apprised of local, regional, and global COVID-19 surges (including new variants of the virus).

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

Macroeconomic Conditions

Our revenues and results of operations may be susceptible to fluctuations in macroeconomic conditions, including inflation and slowing economic growth and contractions, fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, changes in customer and consumer sentiment and demand, increasing prices for raw materials, transportation and labor costs, disruptions in the manufacturing, supply and distribution operations of us and our suppliers. The nature and extent of the impact of these factors among others varies by region and remains uncertain and unpredictable.

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

In September 2019, the Impella 5.5 device received PMA approval from the FDA for safety and efficacy in the therapy of cardiogenic shock for up to 14 days in the U.S. The Impella 5.5 device was introduced in the U.S. through a controlled rollout at hospitals with established heart recovery protocols beginning in fiscal year 2020. In April 2018, the Impella 5.5 device received CE Mark approval in Europe and was introduced in Europe through a controlled rollout, similar to the U.S. In November 2021, the Impella 5.5 device received PMDA approval and we began a controlled rollout in Japan in fiscal year 2022, similar to the U.S. and Europe.

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

Abiomed Breethe OXY-1 System™

The Breethe OXY-1 System is a portable external respiratory assistance device that we acquired as part of our acquisition of Breethe, in April 2020 in connections with our efforts to expand our product portfolio to support the needs of patients, such as those suffering from cardiogenic shock or respiratory failure, whose lungs can no longer provide sufficient oxygenation. The Breethe OXY-1 System takes venous blood from the patient, removes carbon dioxide and adds oxygen much like a human lung, and returns the oxygenated blood safely back to the patient. In October 2020, the Breethe OXY-1 System received 510(k) clearance from the FDA for an all-in-one, compact cardiopulmonary bypass system. We have conducted a controlled launch of the Breethe OXY-1 System at a limited number of hospitals in the U.S. and have seen positive results regarding survival, blood compatibility, durability of the Pump Lung Unit (“PLU”), hemodynamic flow rates and ease of patient ambulation. Based on our early patient study, we identified areas of improvement around the electronics of the console and implemented a voluntary recall at the seven hospitals where the Breethe OXY-1 Systems were placed in fiscal year 2022. Until the corrective action is completed, we are not expanding the number of patients or centers under the controlled launch. The console upgrades require 510(k) clearance from the FDA. We expect to resume commercialization of the Breethe OXY-1 System under a controlled rollout in the second half of fiscal year 2023.

Our Product Pipeline

Impella ECP™

The Impella ECP device is designed for blood flow of greater than three and a half liters per minute. It is intended to be delivered on a standard sized (9 French) catheter and will include an expandable inflow in the left ventricle. The Impella ECP device has achieved initial FDA safety milestones, including completion of the first stage in its FDA early feasibility study (“EFS”). The prospective, multi-center, single arm EFS is designed to allow us, study investigators, and the FDA to make qualitative assessments about the safety and feasibility of the use of the Impella ECP device in high-risk percutaneous coronary intervention (“PCI”) patients. In fiscal year 2021, we received approval from the FDA to expand the EFS for the Impella ECP device and we continue to enroll patients in this study. In August 2021, we received Breakthrough Device designation by the FDA for the Impella ECP device, which is provided pursuant to the FDA’s Breakthrough Device Program, a program intended to help patients receive more timely access to certain medical technologies by providing a speedier development, assessment and review process for such technologies. The protocol of a single arm pivotal high-risk PCI study for the Impella ECP device, as part of an investigational device exemption (“IDE”), has been approved by the FDA. We have supported over 25 patients in our early feasibility study and began patient enrollment under a pivotal-like protocol in March 2022. We expect to transition to a pivotal trial in fiscal year 2023. The Impella ECP device is still in development and has not been approved for commercial use or sale.

Impella BTR™

The Impella BTR device is designed to be a percutaneous, weanable, smart heart pump with integrated motors and sensors. The Impella BTR device is designed to allow for greater than six liters of blood flow per minute, provide up to one year of hemodynamic support and include a wearable driver designed for hospital discharge. The Impella BTR device is expected to and intended to allow for heart recovery with adjunctive therapies for advanced heart-failure patients. In December 2021, we received conditional approval for an IDE early feasibility study for the Impella BTR device and began enrollment in early fiscal year 2023. The Impella BTR device is still in development and has not been approved for commercial use or sale.

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

Critical Accounting Policies and Estimates

Other than the accounting policy changes discussed in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements, which is incorporated herein by reference, there have been no significant changes in our critical accounting policies during the three months ended June 30, 2022, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Results of Operations for the Three Months Ended June 30, 2022 compared with the Three Months Ended June 30, 2021

Revenue

The following table disaggregates our revenue by products and services:

	For the Three Months Ended June 30,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
Product revenue	$264,472	95%	$241,474	96%	$22,998	10%
Service and other revenue	12,677	5%	11,111	4%	1,566	14%
Total revenue	$277,149	100%	$252,585	100%	$24,564	10%

The following table disaggregates our revenue by geographic location:

	For the Three Months Ended June 30,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
United States	$226,520	82%	$207,143	82%	$19,377	9%
Europe	33,836	12%	32,237	13%	1,599	5%
Japan	13,235	5%	11,284	4%	1,951	17%
Rest of world	3,558	1%	1,921	1%	1,637	85%
Outside the U.S.	50,629	18%	45,442	18%	5,187	11%
Total revenue	$277,149	100%	$252,585	100%	$24,564	10%

The following table disaggregates our product revenue by geographic location:

	For the Three Months Ended June 30,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
United States	$215,567	78%	$197,459	78%	$18,108	9%
Europe	32,569	12%	31,229	12%	1,340	4%
Japan	12,778	5%	10,865	4%	1,913	18%
Rest of world	3,558	1%	1,921	1%	1,637	85%
Outside the U.S.	48,905	18%	44,015	17%	4,890	11%
Total product revenue	$264,472	95%	$241,474	96%	$22,998	10%

Product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5, Impella RP and Impella AIC product sales and related accessories. Service and other revenue represents revenue earned on service maintenance contracts and preventative maintenance calls. The following is a discussion of our revenues for the three months ended June 30, 2022.

Total Revenue

Total revenue increased by $24.6 million, or 10%, from the three months ended June 30, 2021 to the three months ended June 30, 2022. The increase in total revenue from the three months ended June 30, 2021 to the three months ended June 30, 2022 was driven by an increase in both product revenue and service and other revenue, as further described below, despite the unfavorable impact of foreign exchange fluctuations due to the strengthening of the U.S. dollar.

Product Revenue

Product revenue increased by $23.0 million, or 10%, from the three months ended June 30, 2021 to the three months ended June 30, 2022. U.S. product revenue increased by $18.1 million, or 9%, from the three months ended June 30, 2021 to the three months ended June 30, 2022. Outside the U.S., product revenue increased by $1.6 million, or 85%, from the three months ended June 30, 2021 to the three months ended June 30, 2022.

Product revenue increased in the three months ended June 30, 2022, primarily due to sales mix and higher patient utilization in the U.S., Germany and Japan as compared to the three months ended June 30, 2021 as we experienced varying levels of recovery across our product lines and geographic locations from the challenges caused by the COVID-19 pandemic, partially offset by the unfavorable impact of foreign exchange fluctuations due to the strengthening of the U.S. dollar.

Service and other revenue

Service and other revenue increased by $1.6 million, or 14%, from the three months ended June 30, 2021 to the three months ended June 30, 2022. The increase in service revenue was primarily due to an increase in service contracts sold. We have expanded the number of Impella AIC consoles at many of our existing higher volume customer sites and continue to sell additional consoles to new customer sites. We expect revenue growth for service revenue to be consistent with recent history as most customer sites in the U.S. have service contracts which typically have three-year terms.

Cost of Revenue

	For the Three Months Ended June 30,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
Cost of revenue	$52,626	19%	$45,188	18%	$7,438	16%

Cost of revenue increased by $7.4 million, or 16%, from the three months ended June 30, 2021 to the three months ended June 30, 2022. Gross margin was 81.0% for the three months ended June 30, 2022 and 82.1% for the three months ended June 30, 2021.

Cost of product revenue increased due to our investment in direct labor and overhead as we continue to expand the manufacturing capacity of our facilities in the U.S. and Germany, resulting in a corresponding decrease to gross margin.

Operating Expenses

	For the Three Months Ended June 30,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
Research and development	$40,477	15%	$37,708	15%	$2,769	7%
Selling, general and administrative	117,996	43%	103,484	41%	14,512	14%
Acquired in-process research and development	-	0%	115,490	46%	(115,490)	(100)%
Total operating expenses	$158,473	57%	$256,682	102%	$(98,209)	(38)%

Research and Development Expenses

Research and development expenses increased by $2.8 million, or 7%, from the three months ended June 30, 2021 to the three months ended June 30, 2022. The increase in research and development expenses was primarily due to increases in regulatory and quality hiring, ongoing product development initiatives relating to our existing and pipeline products, including the development of the Impella ECP™, preCARDIA, Impella BTR™ and Breethe OXY-1 System™ devices, the expansion of our engineering organization, continued investment in our clinical trials, most notably the STEMI DTU and PROTECT IV studies, and our focus on clinical, technological and quality initiatives for our products. The increase in research and development expenses was partially offset by a $3.4 million gain related to the change in fair value of our contingent consideration for the three months ended June 30, 2022.

We expect research and development expenses to continue to increase as we continue to increase engineering, product development and clinical spending related to our initiatives to improve our existing products, develop new technologies and conduct clinical studies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $14.5 million, or 14%, from the three months ended June 30, 2021 to the three months ended June 30, 2022. The increase in selling, general and administrative expenses was primarily due to increases in commercial hiring, marketing, travel and clinical training and education initiatives.

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

Interest and other income, net

	Three Months Ended June 30,
	2022	2021	Change
	Amount (in thousands)	Amount (in thousands)	Amount (in thousands)%
Interest and other income, net	$3,772	$39,935	(36,163)	(91)%

Interest and other income, net decreased by $36.2 million, or 91%, from the three months ended June 30, 2021 to the three months ended June 30, 2022. This decrease was primarily due to the recognition of a $4.8 million loss from our investment in Shockwave Medical for the three months ended June 30, 2022 compared to a $17.6 million gain for the three months ended June 30, 2021 and the recognition of a $21.0 million gain related to the Company's previously owned minority interest in preCARDIA for the three months ended June 30, 2021. These amounts were partially offset by a $4.7 million gain related to changes in fair value of our investments in medical technology companies, a $2.1 million gain related to foreign currency fluctuations and a $0.5 million increase in interest income related to marketable securities for the three months ended June 30, 2022.

Income tax provision

	Three Months Ended June 30,
	2022	2021	Change
	Amount (in thousands)	Amount (in thousands)	Amount (in thousands)%
Income tax provision	$15,268	$17,175	(1,907)	(11)%

The income tax provision decreased by $1.9 million, or 11%, from the three months ended June 30, 2021 to the three months ended June 30, 2022. Our effective income tax rate was 21.9% and 183.7% for the three months ended June 30, 2022 and 2021, respectively. The decrease in the effective income tax rate for the three months ended June 30, 2022 is primarily due to a non-deductible charge for in-process research and development related to the preCARDIA acquisition that occurred during the three months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, our total cash, cash equivalents and short and long-term marketable securities totaled $1.0 billion, an increase of $25.5 million compared to $978.7 million at March 31, 2022. The change in our total cash, cash equivalents and short and long-term marketable securities was primarily due to positive cash flows from operations, cash provided by investing activities, net of cash used for purchases of property, equipment and other investments, and net cash used for financing activities related to equity activity.

A summary of our cash flow activities is as follows:

	For the Three Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$68,103	$55,359
Net cash provided by (used for) investing activities	8,114	(109,055)
Net cash used for financing activities	(23,936)	(7,470)
Effect of exchange rate changes on cash and cash equivalents	(4,607)	3,910
Net increase (decrease) in cash and cash equivalents	$47,674	$(57,256)

Cash Provided by Operating Activities

For the three months ended June 30, 2022, net cash provided by operating activities consisted of net income of $54.6 million, plus non-cash items of $14.2 million less cash used for working capital of $0.7 million. As discussed above, the change in net income was primarily due to an increase in operating expenses partially offset by an increase in revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Adjustments for non-cash items consisted primarily of $13.4 million of stock-based compensation expense, $6.6 million of depreciation and amortization expense, $6.4 million in deferred tax provision, $2.6 million in inventory and other write-downs, $0.6 million in accretion on marketable securities and a $0.3 million net change in fair value of our investments in Shockwave Medical and other private medical technology companies. The decrease in cash from changes in working capital is primarily due to a $6.5 million increase in inventory to support growing sales volume, a $2.4 million decrease in deferred revenue and a $1.9 million increase in accounts receivable due to timing of collections partially offset by a $7.0 million increase in accounts payable, accrued expenses and other liabilities and a $3.1 million decrease in prepaid expenses and other assets.

For the three months ended June 30, 2021, cash provided by operating activities consisted of net loss of $26.5 million, plus non-cash items of $108.7 million offset by cash used in working capital of $26.8 million. Adjustments for non-cash items consisted primarily of $115.5 million for acquired preCARDIA in-process research and development, a $21.0 million gain related to our previously owned minority interest in preCARDIA recognized upon the acquisition of preCARDIA in May 2021, a $17.6 million net change in fair value of our investments in Shockwave Medical and other private medical technology companies, $12.6 million of stock-based compensation expense, $6.9 million of depreciation and amortization expense, $6.3 million in deferred tax provision, $3.5 million in inventory and other write-downs, and $0.9 million in accretion on marketable securities. The decrease in cash from changes in working capital included a $20.8 million decrease in accounts payable, accrued expenses and other liabilities and a $8.8 million decrease in accounts receivable due to timing of collections offset by a $8.7 million increase in prepaid expenses and other assets and a $5.8 million increase in inventory due to the mix of customer demand and production.

Cash Provided by (Used for) Investing Activities

For the three months ended June 30, 2022, net cash provided by investing activities included $19.5 million in sales and maturities (net of purchases) of marketable securities, offset by $6.8 million used for the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers and Aachen, Germany and $4.6 million for our investment in private medical technology companies.

For the three months ended June 30, 2021, net cash used for investing activities included $15.2 million in purchases (net of maturities) from the sale of marketable securities and $7.2 million for the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers and Aachen, Germany. We also made a $3.9 million investment in private medical technology companies during the first quarter of fiscal 2022.

Capital expenditures for fiscal year 2023 are estimated to range from $40 million to $50 million, including, as part of the long-term development of our business, additional capital expenditures for manufacturing capacity and building expansions in our Danvers and Aachen facilities and information systems development projects.

Cash Used for Financing Activities

For the three months ended June 30, 2022, net cash used for financing activities included $14.5 million for repurchases of our common stock and $11.0 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards. These amounts were offset by $1.5 million in proceeds from the exercise of stock options.

For the three months ended June 30, 2021, net cash used for financing activities included $9.6 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards offset by $2.1 million in proceeds from the exercise of stock options.

Operating Capital and Liquidity Requirements

Our sources of cash liquidity are primarily from existing cash and cash equivalents, marketable securities and cash flows from operations. As of June 30, 2022, our cash, cash equivalents, and short and long-term marketable securities totaled $1.0 billion, an increase of $25.5 million compared to $978.7 million as of March 31, 2022. Marketable securities as of June 30, 2022 consisted of $823.7 million held in funds that invest in U.S. Treasury securities, government-backed securities, corporate debt securities and commercial paper. We generated operating cash flows of $68.1 million and $55.4 million for the three months ended June 30, 2022 and 2021, respectively. At June 30, 2022, we had no debt outstanding. We believe that our sources of liquidity are sufficient to fund the current requirements of working capital, capital expenditures, and other financial commitments for at least the next twelve months.

We primarily fund our operations from product sales. Our primary liquidity requirements are to fund the following: expansion of our commercial and operational infrastructures; expansion of our manufacturing capacity and office space; the procurement and production of inventory to meet customer demand for our Impella devices; funding of new product and business development initiatives, such as the recent acquisitions of preCARDIA and Breethe; ongoing commercial launch in Japan and expansion into potential new markets; increased clinical spending; legal expenses related to ongoing patent litigation and other legal matters; purchases of our common stock through our share repurchase programs; payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards and provide for general working capital needs.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of our fiscal year ending March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2022, which could materially affect our business, financial condition or future results. As of the date of this Report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Not applicable
(b)
Not applicable
(c)
The following table provides information about our repurchases of shares of our common stock during the three months ended June 30, 2022. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value Maximum of Shares that May Yet Be Purchased Under the Plans or Programs (in $000's) (2)
April 1-30, 2022	—	—	—	$103,811
May 1-31, 2022	—	—	—	103,811
June 1-30, 2022	60,282	240.79	60,282	89,295
Total	60,282	$240.79	60,282	$89,295

(1) The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically three days subsequent to the trading date.

(2) In August 2019, the Company’s Board of Directors authorized a stock repurchase program for up to $200.0 million of shares of its common stock. The remaining authorization under this program was $89.3 million as of June 30, 2022. The amount reflected under the column captioned “Approximate Dollar Value Maximum of Shares that May Yet Be Purchased Under the Plans or Programs (in $000's)” reflects the approximate dollar value maximum at the end of the applicable month for the 2019 Share Repurchase Program. On August 3, 2022, the Company’s Board of Directors authorized an additional stock repurchase program for up to $200 million of shares of its common stock (the “2022 Share Repurchase Program”). The 2019 Share Repurchase Program and 2022 Share Repurchase Program have no time limit and may be suspended for periods or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation		S-3	September 29, 1997	3.1

3.2	Amended & Restated By-Laws, as Amended and Restated May 26, 2022	X

3.3	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000		8-K	March 21, 2007 (File No. 001-09585)	3.4

10.1*	Form – Performance-Based RSU Agreement (Executive Officer) under the Second Amended and Restated 2015 Omnibus Incentive Plan	X

10.2*	Form – Time-Based RSU Agreement (Executive Officer) under the Second Amended and Restated 2015 Omnibus Incentive Plan	X

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer	X

32.1	Section 1350 certification	X

101

The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2022 and March 31, 2022; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended June 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended June 30, 2022 and 2021 (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended June 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

X

104	Cover page from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in iXBRL and contained in Exhibit 101	X

* Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: August 4, 2022	/s/ TODD A. TRAPP
Todd A. Trapp
Executive Vice President and Chief Financial Officer
(Authorized Signatory)