Form 10-Q
period 2022-09-30
ABIOMED INC
filed 2022-11-03
CIK 815094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

s

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

As of October 28, 2022, 45,091,184 shares of the registrant’s common stock, $.01 par value, were outstanding.

EXPLANATORY NOTES

Pending Trademarks and Registered Marks

Throughout this quarterly report on Form 10-Q (“this Report”), we refer to various trademarks, service marks and trade names that we use in our business. Abiomed, Impella, Impella 2.5, Impella 5.0, Impella LD, Impella CP, Impella RP, Impella 5.5, Impella Connect, and SmartAssist are registered trademarks of Abiomed, Inc., and are registered in the U.S. and certain foreign countries. Impella ECP, Impella BTR, STEMI DTU, Automated Impella Controller, Abiomed Breethe OXY-1 System and preCARDIA are pending trademarks of ABIOMED, Inc. Other trademarks and service marks appearing in this Report are the property of their respective holders.

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

PART I. FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)

	September 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$182,335	$132,818
Short-term marketable securities	638,037	625,789
Accounts receivable, net	94,475	90,608
Inventories, net	102,237	93,981
Prepaid expenses and other current assets	45,714	33,277
Total current assets	1,062,798	976,473
Long-term marketable securities	116,871	220,089
Property and equipment, net	195,157	202,490
Goodwill	72,960	76,786
Other intangibles, net	36,833	39,518
Deferred tax assets	18,881	10,552
Other assets	193,044	147,485
Total assets	$1,696,544	$1,673,393
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,070	$35,346
Accrued expenses	69,434	72,629
Deferred revenue	25,962	26,362
Other current liabilities	3,594	4,120
Total current liabilities	134,060	138,457
Other long-term liabilities	7,013	9,319
Contingent consideration	14,995	21,510
Deferred tax liabilities	689	781
Total liabilities	156,757	170,067
Commitments and contingencies (Note 15)
Stockholders' equity:
Class B Preferred Stock, $.01 par value	—	—
1,000 shares authorized; issued and outstanding - none
Common stock, $.01 par value	452	455
100,000 shares authorized; 48,418 and 48,258 shares issued as of September 30, 2022 and March 31, 2022, respectively
45,172 and 45,545 shares outstanding as of September 30, 2022 and March 31, 2022, respectively
Additional paid in capital	904,755	870,074
Retained earnings	1,125,199	964,512
Treasury stock at cost - 3,246 and 2,713 shares as of September 30, 2022 and March 31, 2022, respectively	(443,974)	(304,555)
Accumulated other comprehensive loss	(46,645)	(27,160)
Total stockholders' equity	1,539,787	1,503,326
Total liabilities and stockholders' equity	$1,696,544	$1,673,393

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Revenue	$265,921	$248,142	$543,070	$500,727
Cost of revenue and operating expenses:
Cost of revenue	48,880	43,886	101,506	89,074
Research and development	42,089	41,041	82,566	78,749
Selling, general and administrative	116,958	102,779	234,954	206,263
Acquired in-process research and development	—	—	—	115,490
	207,927	187,706	419,026	489,576
Income from operations	57,994	60,436	124,044	11,151
Interest and other income, net	80,709	6,835	84,481	46,770
Income before income taxes	138,703	67,271	208,525	57,921
Income tax provision	32,570	10,318	47,838	27,493
Net income	$106,133	$56,953	$160,687	$30,428

Net income per share - basic	$2.34	$1.25	$3.53	$0.67
Weighted average shares outstanding - basic	45,372	45,437	45,475	45,374

Net income per share - diluted	$2.32	$1.24	$3.51	$0.66
Weighted average shares outstanding - diluted	45,711	45,893	45,812	45,857

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Net income	$106,133	$56,953	$160,687	$30,428
Other comprehensive loss:
Foreign currency translation losses	(8,029)	(2,693)	(16,758)	(2,610)
Unrealized gains (losses) on derivative instrument	78	545	(306)	328
Net unrealized losses on marketable securities, net of tax	(423)	(197)	(2,421)	(829)
Other comprehensive loss	(8,374)	(2,345)	(19,485)	(3,111)

Comprehensive income	$97,759	$54,608	$141,202	$27,317

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, March 31, 2022	45,545,438	$455	2,713,125	$(304,555)	$870,074	$964,512	$(27,160)	$1,503,326
Restricted stock units issued	105,701	2	—	—	(1)	—	—	1
Stock options exercised	18,136	1	—	—	1,530	—	—	1,531
Return of common stock to pay withholding taxes on restricted stock units	(42,046)	(1)	42,046	(10,949)	—	—	—	(10,950)
Stock-based compensation expense	—	—	—	—	13,362	—	—	13,362
Stock repurchase program	(60,282)	(1)	60,282	(14,516)	—	—	—	(14,517)
Other comprehensive loss	—	—	—	—	—	—	(11,111)	(11,111)
Net income	—	—	—	—	—	54,554	—	54,554
Balance, June 30, 2022	45,566,947	$456	2,815,453	$(330,020)	$884,965	$1,019,066	$(38,271)	$1,536,196
Restricted stock units issued	16,809	—	—	—	—	—	—	—
Stock options exercised	3,337	—	—	—	468	—	—	468
Return of common stock to pay withholding taxes on restricted stock	(6,332)	—	6,332	(1,852)	—	—	—	(1,852)
Stock issued under employee stock purchase plan	15,841	—	—	—	3,308	—	—	3,308
Stock-based compensation expense	—	—	—	—	16,014	—	—	16,014
Stock repurchase program	(424,452)	(4)	424,452	(112,102)	—	—	—	(112,106)
Other comprehensive loss	—	—	—	—	—	—	(8,374)	(8,374)
Net income	—	—	—	—	—	106,133	—	106,133
Balance, September 30, 2022	45,172,150	$452	3,246,237	$(443,974)	$904,755	$1,125,199	$(46,645)	$1,539,787

	Common Stock		Treasury Stock		Additional Paid	Retained	Accumulated Other	Total Stockholders'
	Shares	Par value	Shares	Amount	in Capital	Earnings	Comprehensive Loss	Equity
Balance, March 31, 2021	45,270,948	$453	2,658,454	$(288,030)	$800,690	$828,007	$(11,445)	$1,329,675
Restricted stock units issued	85,284	1	—	—	(1)	—	—	—
Stock options exercised	55,757	1	—	—	2,119	—	—	2,120
Return of common stock to pay withholding taxes on restricted stock units	(34,274)	(1)	34,274	(9,589)	—	—	—	(9,590)
Stock-based compensation expense	—	—	—	—	12,608	—	—	12,608
Other comprehensive loss	—	—	—	—	—	—	(766)	(766)
Net loss	—	—	—	—	—	(26,525)	—	(26,525)
Balance, June 30, 2021	45,377,715	$454	2,692,728	$(297,619)	$815,416	$801,482	$(12,211)	$1,307,522
Restricted stock units issued	19,638	—	—	—	—	—	—	—
Stock options exercised	95,916	1	—	—	6,261	—	—	6,262
Return of common stock to pay withholding taxes on restricted stock	(7,753)	—	7,753	(2,539)	—	—	—	(2,539)
Stock issued under employee stock purchase plan	11,047	—	—	—	2,961	—	—	2,961
Stock-based compensation expense	—	—	—	—	15,749	—	—	15,749
Other comprehensive loss	—	—	—	—	—	—	(2,345)	(2,345)
Net income	—	—	—	—	—	56,953	—	56,953
Balance, September 30, 2021	45,496,563	$455	2,700,481	$(300,158)	$840,387	$858,435	$(14,556)	$1,384,563

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited)

ABIOMED, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended September 30,
	2022	2021
Operating activities:
Net income	$160,687	$30,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,344	13,873
Acquired in-process research & development	—	115,490
Bad debt expense (recoveries)	85	(27)
Stock-based compensation	29,376	28,357
Write-down of inventory and other	7,110	6,195
Accretion on marketable securities	319	1,768
Change in fair value of other investments	(77,373)	(22,440)
Gain on previously held interest in preCARDIA	—	(20,980)
Deferred tax provision	(7,416)	8,193
Change in fair value of contingent consideration	(6,515)	108
Other non-cash operating activities	1,556	1,553
Changes in assets and liabilities:
Accounts receivable	(6,402)	7,444
Inventories	(18,346)	(11,673)
Prepaid expenses and other assets	(13,149)	(20,300)
Accounts payable	1,570	(6,266)
Accrued expenses and other liabilities	(3,408)	(15,590)
Deferred revenue	86	(202)
Net cash provided by operating activities	81,524	115,931
Investing activities:
Purchases of marketable securities	(272,618)	(333,832)
Proceeds from the sale and maturity of marketable securities and other	359,671	326,518
Purchases of other investments	(4,975)	(3,866)
Acquisition of preCARDIA, net of cash acquired	—	(82,821)
Proceeds from sales of Shockwave Medical securities	39,995	—
Purchases of property and equipment	(12,392)	(14,394)
Net cash provided by (used for) investing activities	109,681	(108,395)
Financing activities:
Proceeds from the exercise of stock options	1,999	8,382
Taxes paid related to net share settlement upon vesting of stock awards	(12,802)	(12,129)
Repurchase of common stock	(126,623)	—
Proceeds from the issuance of stock under employee stock purchase plan	3,308	2,961
Net cash used for financing activities	(134,118)	(786)
Effect of exchange rate changes on cash and cash equivalents	(7,570)	2,422
Net increase in cash and cash equivalents	49,517	9,172
Cash and cash equivalents at beginning of period	132,818	232,710
Cash and cash equivalents at end of period	$182,335	$241,882

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$68,615	$35,642
Supplemental disclosure of non-cash activities:
Property and equipment in accounts payable and accrued expenses	1,427	578
Right-of-use assets obtained in exchange for lease liabilities	356	569

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

There have been no changes in the Company’s significant accounting policies for the three and six months ended September 30, 2022 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 that has been filed with the SEC.

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

While patient utilization increased in the second quarter of fiscal year 2023, sales were impacted by extended vacations from physicians and medical employees, in addition to the ongoing impact of hospital labor shortages. The Company continues to closely monitor the impact of COVID-19 on all aspects of its business, including customers, employees, suppliers, vendors, business partners and distribution channels, as well as on procedures and the demand for its products by keeping apprised of local, regional, and global COVID-19 surges (including new variants of the virus).

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

The Company’s basic and diluted net income per share were as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Net income per share – basic	(in thousands, except per share data)
Net income	$106,133	$56,953	$160,687	$30,428

Weighted average shares – basic	45,372	45,437	45,475	45,374

Net income per share – basic	$2.34	$1.25	$3.53	$0.67

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Net income per share – diluted	(in thousands, except per share data)
Net income	$106,133	$56,953	$160,687	$30,428

Weighted average shares – basic	45,372	45,437	45,475	45,374
Effect of dilutive securities	339	456	337	483
Weighted average shares – diluted	45,711	45,893	45,812	45,857

Net income per share – diluted	$2.32	$1.24	$3.51	$0.66

For each of the three and six months ended September 30, 2022 and 2021, approximately 0.2 million shares of common stock underlying outstanding securities related to out-of-the-money stock options and performance-based awards where milestones were not met were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive or such shares are contingently issuable upon meeting performance criteria in the periods presented.
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

The following table disaggregates the Company’s revenue by products and services and other:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Product revenue	$253,246	$235,785	$517,717	$477,259
Service and other revenue	12,675	12,357	25,353	23,468
Total revenue	$265,921	$248,142	$543,070	$500,727

The following table disaggregates the Company’s revenue by geographic location:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
United States	$218,943	$200,485	$445,462	$407,627
Europe	30,269	32,527	64,105	64,764
Japan	12,467	12,267	25,702	23,552
Rest of world	4,242	2,863	7,801	4,784
Outside the U.S.	46,978	47,657	97,608	93,100
Total revenue	$265,921	$248,142	$543,070	$500,727

Variable Consideration

Returns Reserve

The Company estimates an allowance for future sales returns based on historical return experience, which requires judgment. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company estimates product return liabilities using the expected value method based on its historical sales information and other factors that it believes could significantly impact its expected returns. The Company’s returns reserve was not material as of September 30, 2022 and March 31, 2022.

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

Deferred Revenue

The Company’s deferred revenue balance was $26.0 million and $26.4 million as of September 30, 2022 and March 31, 2022, respectively. The deferred revenue balance is comprised of product shipments in which the Company recognizes revenue when the customer obtains control of the product, and preventative maintenance service contracts in which revenue is recognized ratably over the term of the service contract. During the three and six months ended September 30, 2022, the Company recognized $6.4 million and $20.1 million of revenue, respectively, that was included in the deferred revenue balance as of March 31, 2022. During the three and six months ended September 30, 2021, the Company recognized $9.9 million and $21.0 million of revenue, respectively, that was included in the deferred revenue balance as of March 31, 2021.

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

Note 6. Financial Instruments

Cash Equivalents and Marketable Securities

The Company’s cash equivalents and marketable securities at September 30, 2022 and March 31, 2022 are invested in the following:

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
September 30, 2022	(in thousands)
Money market funds	$86,806	$—	$—	$86,806
U.S. Treasury mutual fund securities	17,939	—	(3)	17,936
Total cash equivalents	104,745	—	(3)	104,742
Short-term U.S. Treasury mutual fund securities	335,024	6	(3,218)	331,812
Short-term government-backed securities	146,747	—	(2,550)	144,197
Short-term corporate debt securities	40,681	—	(519)	40,162
Short-term commercial paper	122,353	—	(487)	121,866
Total short-term marketable securities	644,805	6	(6,774)	638,037
Long-term U.S. Treasury mutual fund securities	28,595	—	(1,229)	27,366
Long-term government-backed securities	93,235	14	(3,744)	89,505
Total long-term marketable securities	121,830	14	(4,973)	116,871
Total cash equivalents and marketable securities	$871,380	$20	$(11,750)	$859,650

	Amortized	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
March 31, 2022:	(in thousands)
Money market funds	$32,955	$—	$—	$32,955
Commercial paper	28,961	—	(3)	28,958
Total cash equivalents	61,916	—	(3)	61,913
Short-term U.S. Treasury mutual fund securities	287,010	—	(1,384)	285,626
Short-term government-backed securities	131,954	1	(554)	131,401
Short-term corporate debt securities	61,108	36	(113)	61,031
Short-term commercial paper	148,128	—	(397)	147,731
Total short-term marketable securities	628,200	37	(2,448)	625,789
Long-term U.S. Treasury mutual fund securities	89,168	—	(1,796)	87,372
Long-term government-backed securities	126,150	—	(3,378)	122,772
Long-term corporate debt securities	10,226	—	(281)	9,945
Total long-term marketable securities	225,544	—	(5,455)	220,089
Total cash equivalents and marketable securities	$915,660	$37	$(7,906)	$907,791

Gross realized gains and losses on sales of marketable securities were not material for the three and six months ended September 30, 2022 and 2021.

The securities that the Company invests in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. Unrealized losses as of September 30, 2022 are primarily due to changes in interest rates and credit spreads. Accordingly, the Company has not recorded an allowance for credit losses. No marketable securities have been in a continuous material unrealized loss position for greater than twelve months as of September 30, 2022.

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

In September 2022, Abiomed Europe GmbH made a one-time payment of 20.0 million Euro, reducing the outstanding principal balance on the intercompany loan to 65.0 million Euro. Concurrently, the Company partially terminated the cross-currency swap to adjust the notional amount to 65.0 million Euro. Accordingly, the terminated portion of the cross-currency swap of 20.0 million Euro was no longer effective, and therefore, the related net gains and losses recorded to accumulated other comprehensive income (loss) of $0.1 million were reclassified to earnings.

The following table summarizes the terms of the cross-currency swap as of September 30, 2022 (amounts in thousands):

	Effective Date	Maturity	Fixed Rate	Aggregate Notional Amount
Pay EUR	October 15, 2019	October 15, 2024	2.75%	EUR 65,000
Receive U.S.$			4.64%	USD 71,468

The following table summarizes the terms of the cross-currency swap as of March 31, 2022 (amounts in thousands):

	Effective Date	Maturity	Fixed Rate	Aggregate Notional Amount
Pay EUR	October 15, 2019	October 15, 2024	2.75%	EUR 85,000
Receive U.S.$			4.64%	USD 93,457

The following table presents the fair value of the cross-currency swap (amounts in thousands):

Derivatives designated as hedging instruments under ASC 815	Balance Sheet classification	September 30, 2022	March 31, 2022
Cross-currency swap	Other assets (other long-term liabilities)	$8,215	$(489)

The change in fair value of the cross-currency swap during the three and six months ended September 30, 2022 was mainly due to fluctuations in the Euro to the U.S. dollar exchange rates.

For the three and six months ended September 30, 2022, the Company recorded income related to the interest rate differential of the cross-currency swap of $0.5 million and $1.0 million, respectively in interest and other income, net, within the condensed consolidated statements of operations. For the three and six months ended September 30, 2021, the Company recorded income related to the interest rate differential of the cross-currency swap of $0.4 million and $0.8 million, respectively, in interest and other income, net within the condensed consolidated statements of operations.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
September 30, 2022:	(in thousands)
Assets
Money market funds	$86,806	$—	$—	$86,806
U.S. Treasury mutual fund securities	—	17,936	—	17,936
Short-term U.S. Treasury mutual fund securities	—	331,812	—	331,812
Short-term government-backed securities	—	144,197	—	144,197
Short-term corporate debt securities	—	40,162	—	40,162
Short-term commercial paper	—	121,866	—	121,866
Long-term U.S. Treasury mutual fund securities	—	27,366	—	27,366
Long-term government-backed securities	—	89,505	—	89,505
Investment in Shockwave Medical	46,385	—	—	46,385
Cross-currency swap agreement	—	8,215	—	8,215
Liabilities
Contingent consideration	—	—	14,995	14,995

	Level 1	Level 2	Level 3	Total
March 31, 2022:	(in thousands)
Assets
Money market funds	$32,955	$—	$—	$32,955
Commercial paper	—	28,958	—	28,958
Short-term U.S. Treasury mutual fund securities	—	285,626	—	285,626
Short-term government-backed securities	—	131,401	—	131,401
Short-term corporate debt securities	—	61,031	—	61,031
Short-term commercial paper	—	147,731	—	147,731
Long-term U.S. Treasury mutual fund securities	—	87,372	—	87,372
Long-term government-backed securities	—	122,772	—	122,772
Long-term corporate debt securities	—	9,945	—	9,945
Investment in Shockwave Medical	61,535	—	—	61,535
Liabilities
Cross-currency swap agreement	—	489	—	489
Contingent consideration	—	—	21,510	21,510

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

The Company evaluates transfers between fair value levels at the end of each reporting period. There were no transfers of assets or liabilities between fair value levels during the six months ended September 30, 2022.

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

The carrying value of the Company’s portfolio of other investments and the change in the balance for the six months ended September 30, 2022 are as follows:

(in thousands)
Balance, March 31, 2022	$70,314
Additions	4,975
Impairments	(1,816)
Change in fair value, net	52,334
Balance, September 30, 2022	$125,807

Change in fair value, net represents upward and downward adjustments due to observable price changes and related foreign currency fluctuations, which are reflected within interest and other income, net in the Company's condensed consolidated statements of operations for the three and six months ended September 30, 2022.

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

The components of contingent consideration are as follows:

	September 30, 2022	March 31, 2022
	(in thousands)
ECP	$11,495	$12,010
Breethe	3,500	9,500
Total contingent consideration	$14,995	$21,510

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

Key unobservable inputs include the discount rate used to present value the projected revenues and cash flows (ranging from 5.9% to 17.5%), the probability of achieving the various technical, regulatory and commercial milestones (estimated to range from 10% to 45%) and projected revenues based on a Monte-Carlo valuation (96%) which are based on the Company’s most recent internal operational budgets and long-range strategic plans.

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

Key unobservable inputs include the discount rates used to present value the projected revenues and cash flows (ranging from 5.9% to 15.5%), the probability of achieving the various technical, regulatory and commercial milestones (estimated to range from 10% to 25%) and projected revenues based on a Monte-Carlo valuation (4%) which are based on the Company’s operational forecasts and long-range strategic plans.

Contingent consideration is classified as a Level 3 liability as the estimated fair value of the contingent consideration related to the acquisitions of ECP and Breethe require significant management judgment or estimation.

The following table summarizes the change in fair value, as determined by Level 3 inputs of the contingent consideration for the six months ended September 30, 2022:

(in thousands)
Balance, March 31, 2022	$21,510
Change in fair value	(6,515)
Balance, September 30, 2022	$14,995

The change in fair value of the contingent consideration was primarily due to estimates related to development timelines and the passage of time on the fair value measurement of milestones.

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information, including the probability of achievement. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of September 30, 2022 and March 31, 2022, the present value of expected payments related to the Company’s contingent consideration was $15.0 million and $21.5 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $67.5 million as of both September 30, 2022 and March 31, 2022.

Note 7. Inventories, net

The components of inventories, net are as follows:

	September 30, 2022	March 31, 2022
	(in thousands)
Raw materials and supplies	$34,447	$28,326
Work-in-progress	51,443	34,788
Finished goods	16,347	30,867
Inventories, net	$102,237	$93,981

The Company’s inventories relate to its Impella® and Abiomed Breethe OXY-1 System™ (“Breethe OXY-1”) product platforms. Finished goods and work-in-process inventories consist of direct material, labor and overhead.

Note 8. Property and Equipment, net

The components of property and equipment, net are as follows:

	September 30, 2022	March 31, 2022
	(in thousands)
Land	$10,144	$10,643
Building and building improvements	157,507	152,374
Leasehold improvements	1,897	1,810
Machinery, equipment and computer software	106,235	104,407
Furniture and fixtures	15,391	15,420
Construction in progress	13,407	19,898
Total cost	304,581	304,552
Less accumulated depreciation	(109,424)	(102,062)
Property and equipment, net	$195,157	$202,490

Depreciation expense related to property and equipment was $6.3 million and $6.6 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense related to property and equipment was $12.4 million and $13.0 million for the six months ended September 30, 2022 and 2021, respectively.

Note 9. Goodwill and Other Intangible Assets, net

Goodwill

The carrying amount of goodwill as of September 30, 2022 and March 31, 2022 was $73.0 million and $76.8 million, respectively, and has been recorded in connection with the Company’s acquisition of Impella Cardiosystems AG, in May 2005, ECP in July 2014 and Breethe in April 2020. The carrying value of goodwill and the change in the balance for the six months ended September 30, 2022 are as follows:

(in thousands)
Balance, March 31, 2022	$76,786
Foreign currency translation	(3,826)
Balance, September 30, 2022	$72,960

The Company evaluates goodwill at least annually on October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on goodwill.

Other Intangible Assets, net

Other intangible assets, net consists of the following:

	September 30, 2022
	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net Carrying Value
		(in thousands)
Finite-lived intangible assets
Developed technology	13.1	$27,000	$(3,450)	$23,550

Indefinite-lived intangible assets
In-process research and development		13,283	—	13,283
Total		$40,283	$(3,450)	$36,833

	March 31, 2022
	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net Carrying Value
		(in thousands)
Finite-lived intangible assets
Developed technology	13.6	$27,000	$(2,550)	$24,450

Indefinite-lived intangible assets
In-process research and development		15,068	—	15,068
Total		$42,068	$(2,550)	$39,518

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

The Company evaluates the other intangible assets at least annually on October 31, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company has no accumulated impairment losses on other intangible assets. The change in the IPR&D balance for the six months ended September 30, 2022, relates to the impact of foreign currency translation.

Note 10. Other Assets

The components of other assets are as follows:

	September 30, 2022	March 31, 2022
	(in thousands)
Investment in Shockwave Medical	$46,385	$61,535
Other investments (Note 6)	125,807	70,314
Operating lease right of use assets	7,550	9,518
Other intangible assets and other assets	13,302	6,118
Total other assets	$193,044	$147,485

Investment in Shockwave Medical

The fair value of the Company’s investment in Shockwave Medical, a publicly-traded medical device company, was $46.4 million and $61.5 million as of September 30, 2022 and March 31, 2022, respectively. During the three months ended September 30, 2022 and 2021, the Company recorded an unrealized gain of $14.5 million and $4.8 million, respectively, in interest and other income, net within the condensed consolidated statements of operations. During the six months ended September 30, 2022 and 2021, the Company recorded an unrealized gain of $9.7 million and $22.4 million, respectively, in interest and other income, net within the condensed consolidated statements of operations.

In August 2022, the Company sold approximately 0.1 million of its shares of Shockwave Medical stock for cash proceeds of approximately $40.0 million and realized a net gain of $15.2 million in interest and other income, net within the condensed consolidated statement of operations.

Operating Lease Right of Use Assets

The Company has lease agreements for real estate including corporate offices and warehouse space, vehicles and certain equipment. The balance of operating lease right-of-use assets included in other assets was $7.6 million and $9.5 million as of September 30, 2022 and March 31, 2022, respectively

Other Long-Term Assets

The Company’s other long-term assets is comprised primarily of license manufacturing rights to certain technology from third parties and prepayments related to the Company’s clinical trial activities.

Note 11. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2022	March 31, 2022
	(in thousands)
Employee compensation	$42,365	$50,649
Research and development	10,276	7,337
Sales and income taxes	2,859	1,931
Marketing	2,259	2,289
Professional, legal and accounting fees	1,739	1,479
Warranty	1,674	1,935
Other	8,262	7,009
	$69,434	$72,629

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

Stock Repurchase Program

In August 2019, the Company’s Board of Directors authorized a stock repurchase program for up to $200.0 million of shares of its common stock (the "2019 Share Repurchase Program"). In August 2022, the Company’s Board of Directors authorized an additional stock repurchase program for up to $200.0 million of shares of its common stock (the “2022 Share Repurchase Program”). Under these stock repurchase programs, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The stock repurchase programs have no time limit and may be suspended for periods or discontinued at any time. The Company is funding the stock repurchase programs with its available cash and marketable securities. The remaining authorization under the stock repurchase programs was $177.2 million as of September 30, 2022.

The following table provides stock repurchase activities during the three and six months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Shares repurchased	424,452	—	484,734	—
Average price per share	$264.10	—	$261.20	—
Value of shares repurchased (in millions)	$112.1	—	$126.6	—

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Three and Six Months Ended September 30, 2022
	Foreign Currency Translation Losses	Unrealized Gains (Losses) on Derivative Instrument	Net Unrealized Losses on Marketable Securities, net of tax	Total
Balance, March 31, 2022	$(20,562)	$125	$(6,723)	$(27,160)
Other comprehensive loss	(8,729)	(384)	(1,998)	(11,111)
Balance, June 30, 2022	(29,291)	(259)	(8,721)	(38,271)
Other comprehensive (loss) income	(8,029)	78	(423)	(8,374)
Balance, September 30, 2022	$(37,320)	$(181)	$(9,144)	$(46,645)

	Three and Six Months Ended September 30, 2021
	Foreign Currency Translation (Losses) Gains	Unrealized Gains (Losses) on Derivative Instrument	Net Unrealized Gains (Losses) on Marketable Securities, net of tax	Total
Balance, March 31, 2021	$(14,718)	$1,904	$1,369	$(11,445)
Other comprehensive income (loss)	83	(217)	(632)	(766)
Balance, June 30, 2021	(14,635)	1,687	737	(12,211)
Other comprehensive (loss) income	(2,693)	545	(197)	(2,345)
Balance, September 30, 2021	$(17,328)	$2,232	$540	$(14,556)

Note 13. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operations for each of the three and six months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$1,358	$1,300	$2,754	$2,330
Research and development	2,976	2,294	5,774	4,403
Selling, general and administrative	11,680	12,155	20,848	21,624
	$16,014	$15,749	$29,376	$28,357

Stock Options

The following table summarizes the stock option activity for the six months ended September 30, 2022:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)
Outstanding at beginning of period	595	$178.54	5.55
Granted	5	267.96
Exercised	(21)	93.07
Cancelled and expired	(3)	285.00
Outstanding at end of period	576	$182.01	5.14	$49,789
Exercisable at end of period	500	$169.15	4.64	$49,167
Options vested and expected to vest at end of period	576	$182.01	5.14	$49,789

Stock options generally vest and become exercisable annually over three years. The remaining unrecognized stock-based compensation expense for unvested stock option awards as of September 30, 2022, was approximately $5.7 million and the weighted-average period over which this cost is expected to be recognized is 1.6 years.

The aggregate intrinsic value of stock options exercised was $4.1 million for the six months ended September 30, 2022. The total cash received as a result of employee stock option exercises for the six months ended September 30, 2022, was approximately $2.0 million.

The Company estimates the fair value of each stock option granted at the grant date using the Black-Scholes option valuation model. The weighted average grant-date fair values and weighted average assumptions used in the calculation of fair value of options granted were as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Weighted average grant-date fair value	$118.40	$115.99	$119.74	$103.48

Valuation assumptions:
Risk-free interest rate	3.32%	0.77%	3.20%	0.79%
Expected option life (years)	5.60	4.14	5.58	4.20
Expected volatility	43.49%	44.72%	43.50%	44.30%

Restricted Stock Units

The following table summarizes activity of restricted stock units for the six months ended September 30, 2022:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)	(per share)
Restricted stock units at beginning of period	307	$274.32
Granted (1)	267	266.68
Vested	(122)	284.98
Forfeited	(7)	275.21
Restricted stock units at end of period	445	$266.72

(1) Includes 19,000 performance-based awards granted due to greater than 100% target vesting.

The weighted average grant-date fair value for restricted stock units granted during the six months ended September 30, 2022 was $266.7. The total fair value of restricted stock units vested during the six months ended September 30, 2022 was $34.7 million.

Restricted stock units generally vest annually, over three years. The remaining unrecognized compensation expense for outstanding restricted stock units, including performance-based and market-based awards, as of September 30, 2022 was $87.1 million and the estimated weighted-average period over which this cost is expected to be recognized is 2.2 years.

As of September 30, 2022, the Company recognized compensation expense based on the probable outcomes related to the prescribed performance targets on the outstanding awards. The remaining unrecognized compensation expense for outstanding performance-based and market-based restricted stock units as of September 30, 2022 was $28.7 million and the weighted-average period over which this cost is expected to be recognized is 2.1 years.

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

Note 14. Income Taxes

The Company’s income tax provision was $32.6 million and $10.3 million for the three months ended September 30, 2022 and 2021, respectively. The Company’s income tax provision was $47.8 million and $27.5 million for the six months ended September 30, 2022 and 2021, respectively. The Company’s effective income tax rate was 23.5% and 15.3% for the three months ended September 30, 2022 and 2021, respectively. The Company’s effective income tax rate was 22.9% and 47.5% for the six months ended September 30, 2022 and 2021, respectively. The effective income tax rate differs from the statutory federal income tax rate of 21.0% for the three months ended September 30, 2022 primarily due to state and foreign income taxes and permanent differences, offset by credits. The effective income tax rate differs from the statutory federal income tax rate of 21.0% for the three months ended September 30, 2021 primarily due to state and foreign income taxes and permanent differences, offset by credits and excess tax benefits. The effective income tax rate differs from the statutory federal income tax rate of 21.0% for the six months ended September 30, 2022 and 2021 primarily due to state and foreign income taxes and permanent differences offset by credits and excess tax benefits and the non-deductible charge for in-process research and development related to the preCARDIA acquisition for the six months ended September 30, 2021. The Company recognized shortfall expenses associated with stock-based awards of less than $0.1 million and excess tax benefits associated with stock-based awards of $6.2 million for the three months ended September 30, 2022 and 2021, respectively. The Company recognized excess tax benefits associated with stock-based awards of $0.9 million and $9.8 million for the six months ended September 30, 2022 and 2021, respectively.

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

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law, effective as of January 1, 2023. The IRA includes a new alternative minimum tax based upon financial statement income (book minimum tax), an excise tax on stock buybacks and tax incentives for energy and climate initiatives, among other provisions. We do not currently expect the legislation will have a material effect on our results of operations, financial condition or liquidity.

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

In November 2017, Maquet filed a new action in D. Mass alleging that the Company’s Impella 2.5®, Impella CP®, and Impella 5.0® heart pumps infringe certain claims of another patent in the same family (the seventh patent overall between both cases). The Parties submitted Markman briefs and argued their respective positions in November 2019. The Court issued the Markman order on September 12, 2022; discovery and dispositive motions are to be completed and filed prior to the pretrial conference scheduled for May 26, 2023.

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

Geographic Information

Sales outside the U.S. accounted for 18% and 19% of total revenue for each of the three months ended September 30, 2022 and 2021, respectively. Sales outside the U.S. accounted for 18% and 19% of total revenue for each of the six months ended September 30, 2022 and 2021, respectively.

Geographic information about long-lived assets, net excluding goodwill and other intangible assets is as follows:

	September 30, 2022	March 31, 2022
	(in thousands)
United States	$145,610	$147,403
Europe	53,133	59,368
Japan	3,964	5,237
Total	$202,707	$212,008

Note 17. Employee Benefit Plans

The Company sponsors voluntary 401(k) retirement savings plans for eligible employees in the U.S. and Japan. The Company matches the contributions of participating employees on the basis of percentages specified in each plan. Total expense related to the Company's matching contributions to the plans was $1.4 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively. Total expense related to the Company's matching contributions to the plans was $2.7 million and $2.2 million for the six months ended September 30, 2022 and 2021, respectively.

Note 18. Subsequent Events

On October 31, 2022, the Company, Johnson & Johnson (“J&J”), and Athos Merger Sub, Inc., a wholly owned subsidiary of J&J (“Merger Sub”), entered into an Agreement and Plan of Merger (the “J&J Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the J&J Merger Agreement, (i) Merger Sub will commence a tender offer (the “J&J Offer”) to acquire all outstanding shares of common stock of the Company (“Company Shares”) for $380.00 per share in cash, without interest and less any applicable withholding tax, and one non-tradeable contingent value right per Company Share (each, a “CVR”) which represents the right to receive contingent payments of up to $35.00 per Company Share, in cash, without interest and less any applicable withholding tax, upon achievement of certain specified milestones and (ii) following consummation of the J&J Offer, Merger Sub will merge with and into the Company (the “J&J Merger” and together with the J&J Offer and the other transactions contemplated by the J&J Merger Agreement and the CVR Agreement (as defined below), the “J&J Transaction”)), with the Company surviving the J&J Merger as a wholly owned subsidiary of J&J.

On the terms and subject to the conditions set forth in a contingent value right agreement (the “CVR Agreement”) to be entered into by J&J and a rights agent mutually agreed between J&J and the Company, each CVR will represent the right to receive the following cash payments if the following milestones are achieved: (i) $10.00 per CVR if the results from the STEMI DTU study, the PROTECT IV study or the RECOVER IV study contribute to the publication of a Class I recommendation in the clinical practice guideline recommending the use of any device in the Impella product family in high risk PCI or STEMI patients with or without cardiogenic shock within four years from their respective clinical endpoint publication dates, but in all cases no later than December 31, 2029; (ii) $7.50 per CVR if, prior to January 1, 2028, the U.S. Food and Drug Administration approves a premarket approval application or premarket approval application supplement for the use of any device in the Impella product family in patients with STEMI, or Anterior STEMI, without cardiogenic shock; and (iii) either (x) $17.50 per CVR if J&J achieves $3.7 billion aggregate worldwide net sales with respect to certain of the Company’s products during the period from the first day of J&J’s second fiscal quarter of 2027 through the last day of J&J’s first fiscal quarter of 2028 or (y) $8.75 per CVR if J&J achieves $3.7 billion aggregate worldwide net sales with respect to certain of the Company’s products in any four consecutive fiscal quarters during the period from the first day of J&J’s third fiscal quarter of 2027 through the last day of J&J’s first fiscal quarter of 2029.

The boards of directors of both the Company and J&J have unanimously approved the J&J Merger and the board of directors of the Company unanimously recommends that the Company’s stockholders tender their Company Shares in the J&J Offer. The closing of the J&J Transaction is subject to the tender of more than 50% of the Company Shares, the expiration or termination of any waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other non-U.S. regulatory approvals, and other customary closing conditions. The companies expect the J&J Transaction to close prior to the end of the first calendar quarter of 2023.

Additional information about the J&J Merger Agreement, the J&J Offer and the J&J Merger will be set forth in the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 that will be filed with the SEC.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs, which are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those expressed or implied by such statements. The forward-looking statements in this Report are based on certain risks and uncertainties, including, but not limited to, the risk factors described in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended March 31, 2022 and the following: the impact of public health threats and epidemics, including the COVID-19 pandemic; the impact of prolonged economic downturns on our operations and financial conditions; fluctuations in foreign currency exchange rates and inflation; climate change; corporate social responsibility and sustainability matters; our dependence on Impella® products for most of our revenues; our ability to successfully compete against our existing or potential competitors; the acceptance of our products by cardiac surgeons and interventional cardiologists, especially those with significant influence over medical device selection and purchasing decisions; the effect of long sales and training cycles associated with expansion into new hospital cardiac centers; the potential for reduced market acceptance of our products and reduced revenue due to lengthy clinician training process; our ability to effectively manage our growth; our ability to anticipate demand for, and successfully commercialize, our products; the impact of unsuccessful clinical trials or procedures relating to products under development; our ability to develop new circulatory assist products and our development efforts; our ability to develop additional and high-quality manufacturing capacity to support continued demand for our products; our dependence on third-party payers to provide reimbursement to our customers of our products; our suppliers’ failure to provide the components we require; our reliance on distributors to sell our products in international markets; our success in expanding our direct sales activities into international markets; our ability to sustain profitability at levels achieved in recent years; the unpredictability of fluctuations in our operating results; our ability to develop and commercialize new products or acquire desirable companies, products or technologies; inventory write-downs and other costs due to product quality issues; risks and liabilities associated with acquisitions of other companies or businesses, including our ability to integrate acquired businesses into our operations; the impact of consolidation in the healthcare industry on our prices; our ability to attract and retain key personnel; our ability to obtain and maintain governmental and other regulatory approvals and market and sell our products in certain jurisdictions; regulatory or enforcement actions and product liability suits relating to off-label uses of our products; the increased risk of material product liability claims and impact on our reputation and financial results; our ability to maintain compliance with regulatory requirements and continuing regulatory review; the impact of mandatory or voluntary product recalls; changes in healthcare policy and reimbursement systems in the U.S. and abroad; our ability to comply with healthcare “fraud and abuse” laws and any related penalties for non-compliance; our failure to comply with the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations; our or our vendors’ ability to achieve and maintain high manufacturing standards; the economic effects of “Brexit” and related impacts to relationships with our existing and future customers; our potential “ownership change” for U.S. federal income tax purposes and our limited utilization of net operating losses and income tax credit carryforwards from prior tax years; our ability to maintain compliance with, and the impact on us of changes in, tax laws; our ability to comply with, and the impact of any related costs or regulatory actions with respect to, environmental, health and safety requirements; our failure to protect our intellectual property, both domestically and internationally, or develop or acquire additional intellectual property; claims that our current or future products infringe or misappropriate the proprietary rights of others; compliance with laws protecting the confidentiality of patient health information; disruptions of critical information systems or material breaches in the security of our systems; risks relating to our shares of common stock, including market price volatility; the potential for dilution to our stockholders’ ownership interests through the sale of additional securities; the failure to satisfy or waive the conditions to consummation of the J&J Transaction, many of which are largely outside of the parties’ control; the impact failure to complete the J&J Transaction could have on stock price and future business; business uncertainties and certain contractual restrictions the Company is subject to while the J&J Transaction is pending; the risk of incurring substantial transaction fees and costs in connection with the J&J Transaction; the termination fee and restrictions on solicitation contained in the J&J Merger Agreement; litigation against the Company, J&J, or the members of their respective boards; the impact that uncertainty about the J&J Transaction may have on the relationships between the Company and its customers, vendors and employees; the risk that the Company or J&J may terminate the J&J Merger Agreement if the J&J Merger is not consummated by July 1, 2023 (or September 1, 2023 in certain circumstances); and the risk that our stockholders potentially may not receive any payment on the contingent value rights and the contingent value rights may otherwise expire valueless.

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

While patient utilization increased in the second quarter of fiscal year 2023, sales were impacted by extended vacations from physicians and medical employees, in addition to the ongoing impact of hospital staffing shortages. We continue to closely monitor the impact of COVID-19 on all aspects of our business, including customers, employees, suppliers, vendors, business partners and distribution channels, as well as on procedures and the demand for our products by keeping apprised of local, regional, and global COVID-19 surges (including new variants of the virus).

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

The J&J Transaction

On October 31, 2022, the Company, Johnson & Johnson (“J&J”), and Athos Merger Sub, Inc., a wholly owned subsidiary of J&J (“Merger Sub”), entered into an Agreement and Plan of Merger (the “J&J Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the J&J Merger Agreement, (i) Merger Sub will commence a tender offer (the “J&J Offer”) to acquire all outstanding shares of common stock of the Company (“Company Shares”) for $380.00 per share in cash, without interest and less any applicable withholding tax, and one non-tradeable contingent value right per Company Share (each, a “CVR”) which represents the right to receive contingent payments of up to $35.00 per Company Share, in cash, without interest and less any applicable withholding tax, upon achievement of certain specified milestones and (ii) following consummation of the J&J Offer, Merger Sub will merge with and into the Company (the “J&J Merger” and together with the J&J Offer and the other transactions contemplated by the J&J Merger Agreement and the CVR Agreement (as defined below), the “J&J Transaction”)), with the Company surviving the J&J Merger as a wholly owned subsidiary of J&J.

On the terms and subject to the conditions set forth in a contingent value right agreement (the “CVR Agreement”) to be entered into by J&J and a rights agent mutually agreed between J&J and the Company, each CVR will represent the right to receive the following cash payments if the following milestones are achieved: (i) $10.00 per CVR if the results from the STEMI DTU study, the PROTECT IV study or the RECOVER IV study contribute to the publication of a Class I recommendation in the clinical practice guideline recommending the use of any device in the Impella product family in high risk PCI or STEMI patients with or without cardiogenic shock within four years from their respective clinical endpoint publication dates, but in all cases no later than December 31, 2029; (ii) $7.50 per CVR if, prior to January 1, 2028, the U.S. Food and Drug Administration approves a premarket approval application or premarket approval application supplement for the use of any device in the Impella product family in patients with STEMI, or Anterior STEMI, without cardiogenic shock; and (iii) either (x) $17.50 per CVR if J&J achieves $3.7 billion aggregate worldwide net sales with respect to certain of the Company’s products during the period from the first day of J&J’s second fiscal quarter of 2027 through the last day of J&J’s first fiscal quarter of 2028 or (y) $8.75 per CVR if J&J achieves $3.7 billion aggregate worldwide net sales with respect to certain of the Company’s products in any four consecutive fiscal quarters during the period from the first day of J&J’s third fiscal quarter of 2027 through the last day of J&J’s first fiscal quarter of 2029.

The boards of directors of both the Company and J&J have unanimously approved the J&J Merger and the board of directors of the Company unanimously recommends that the Company’s stockholders tender their Company Shares in the J&J Offer. The closing of the J&J Transaction is subject to the tender of more than 50% of the Company Shares, the expiration or termination of any waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other non-U.S. regulatory approvals, and other customary closing conditions. The companies expect the J&J Transaction to close prior to the end of the first calendar quarter of 2023.

Additional information about the J&J Merger Agreement, the J&J Offer and the J&J Merger will be set forth in the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 that will be filed with the SEC.

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

Impella RP®

The Impella RP device is a percutaneous catheter-based axial flow pump that is designed to allow for greater than four liters of blood flow per minute and is intended to provide the flow and pressure needed to compensate for right side heart failure. Our Impella RP device has received FDA and CE Mark approval which allows us to market this technology in the U.S. and European Union. The Impella RP device is the first percutaneous heart pump designed for right heart support to receive FDA approval. The Impella RP device is approved to provide support of the right heart during times of acute failure for certain patients who have received a left ventricle assist device or have suffered heart failure due to AMI, a failed heart transplant, or following open heart surgery. Additionally, we have adapted the design of the Impella RP device to be implanted through the internal jugular vein in the neck; we believe this approach is the preferred method for heart surgeons as it allows for increased patient mobility. We anticipate making a regulatory submission for this technology in fiscal year 2023.

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

Abiomed Breethe OXY-1 System™

The Breethe OXY-1 System is a portable external respiratory assistance device that we acquired as part of our acquisition of Breethe, in April 2020 in connections with our efforts to expand our product portfolio to support the needs of patients, such as those suffering from cardiogenic shock or respiratory failure, whose lungs can no longer provide sufficient oxygenation. The Breethe OXY-1 System takes venous blood from the patient, removes carbon dioxide and adds oxygen much like a human lung, and returns the oxygenated blood safely back to the patient. In October 2020, the Breethe OXY-1 System received 510(k) clearance from the FDA for an all-in-one, compact cardiopulmonary bypass system. We have conducted a controlled launch of the Breethe OXY-1 System at a limited number of hospitals in the U.S. and have seen positive results regarding survival, blood compatibility, durability of the Pump Lung Unit (“PLU”), hemodynamic flow rates and ease of patient ambulation. Based on our early patient study, we identified areas of improvement around the electronics of the console and implemented a voluntary recall at the seven hospitals where the Breethe OXY-1 Systems were placed in fiscal year 2022. Until the corrective action is completed, we are not expanding the number of patients or centers under the controlled launch. The console upgrades require 510(k) clearance from the FDA. We expect to resume commercialization of the Breethe OXY-1 System under a controlled rollout in the fourth quarter of fiscal year 2023.

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

preCARDIA™

The preCARDIA system is a minimally invasive, catheter-mounted superior vena cava therapy system designed to rapidly treat acutely decompensated heart failure (“ADHF”) related volume overload by effectively reducing cardiac filling pressures and promoting decongestion to improve overall cardiac and renal function. The preCARDIA system allows for straightforward placement in the ICU by physicians and hemodynamic monitoring by medical staff. Prior to the acquisition of preCARDIA, the preCARDIA system received Breakthrough Device Designation by the FDA. In January 2022, we announced results of the first-in-human early feasibility study of the preCARDIA system. The multicenter, prospective, single-arm VENUS-HF early feasibility study examined 30 patients with ADHF who were assigned preCARDIA therapy for 12 or 24 hours. The primary endpoint was a composite of major adverse events through 30 days. The results support additional study of the preCARDIA system. In the second quarter of fiscal year 2023, the FDA authorized the preCARDIA early feasibility study to be expanded to up to 160 patients. The preCARDIA system is still in development and has not been approved for commercial use or sale.

Critical Accounting Policies and Estimates

Other than the accounting policy changes discussed in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements, which is incorporated herein by reference, there have been no significant changes in our critical accounting policies during the three and six months ended September 30, 2022, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Results of Operations for the Three and Six Months Ended September 30, 2022 compared with the Three and Six Months Ended September 30, 2021

Revenue

The following tables disaggregate our revenue by products and services:

	For the Three Months Ended September 30,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
Product revenue	$253,246	95%	$235,785	95%	$17,461	7%
Service and other revenue	12,675	5%	12,357	5%	318	3%
Total revenue	$265,921	100%	$248,142	100%	$17,779	7%

	For the Six Months Ended September 30,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
Product revenue	$517,717	95%	$477,259	95%	$40,458	8%
Service and other revenue	25,353	5%	23,468	5%	1,885	8%
Total revenue	$543,070	100%	$500,727	100%	$42,343	8%

The following tables disaggregate our revenue by geographic location:

	For the Three Months Ended September 30,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
United States	$218,943	82%	$200,485	81%	$18,458	9%
Europe	30,269	11%	32,527	13%	(2,258)	(7)%
Japan	12,467	5%	12,267	5%	200	2%
Rest of world	4,242	2%	2,863	1%	1,379	48%
Outside the U.S.	46,978	18%	47,657	19%	(679)	(1)%
Total revenue	$265,921	100%	$248,142	100%	$17,779	7%

	For the Six Months Ended September 30,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
United States	$445,462	82%	$407,627	81%	$37,835	9%
Europe	64,105	12%	64,764	13%	(659)	(1)%
Japan	25,702	5%	23,552	5%	2,150	9%
Rest of world	7,801	1%	4,784	1%	3,017	63%
Outside the U.S.	97,608	18%	93,100	19%	4,508	5%
Total revenue	$543,070	100%	$500,727	100%	$42,343	8%

The following tables disaggregate our product revenue by geographic location:

	For the Three Months Ended September 30,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
United States	$207,948	78%	$189,761	76%	$18,187	10%
Europe	29,042	11%	31,328	13%	(2,286)	(7)%
Japan	12,014	5%	11,833	5%	181	2%
Rest of world	4,242	2%	2,863	1%	1,379	48%
Outside the U.S.	45,298	17%	46,024	19%	(726)	(2)%
Total product revenue	$253,246	95%	$235,785	95%	$17,461	7%

	For the Six Months Ended September 30,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
United States	$423,514	78%	$387,220	77%	$36,294	9%
Europe	61,611	11%	62,557	12%	(946)	(2)%
Japan	24,792	5%	22,698	5%	2,094	9%
Rest of world	7,800	1%	4,784	1%	3,016	63%
Outside the U.S.	94,203	17%	90,039	18%	4,164	5%
Total product revenue	$517,717	95%	$477,259	95%	$40,458	8%

Product revenue encompasses Impella 2.5, Impella CP, Impella 5.0, Impella LD, Impella 5.5, Impella RP and Impella AIC product sales and related accessories. Service and other revenue represents revenue earned on service maintenance contracts and preventative maintenance calls. The following is a discussion of our revenues for the three and six months ended September 30, 2022.

Total Revenue

Total revenue increased by $17.8 million, or 7%, from the three months ended September 30, 2021 to the three months ended September 30, 2022. Total revenue increased by $42.3 million, or 8%, from the six months ended September 30, 2021 to the six months ended September 30, 2022. The increase in total revenue from the three and six months ended September 30, 2021 to the three and six months ended September 30, 2022 was driven by an increase in both product revenue and service and other revenue, as further described below.

Product Revenue

Product revenue increased by $17.5 million, or 7%, from the three months ended September 30, 2021 to the three months ended September 30, 2022. Product revenue increased by $40.5 million, or 8%, from the six months ended September 30, 2021 to the six months ended September 30, 2022. U.S. product revenue increased by $18.2 million, or 10%, from the three months ended September 30, 2021 to the three months ended September 30, 2022. U.S. product revenue increased by $36.3 million, or 9%, from the six months ended September 30, 2021 to the six months ended September 30, 2022. Outside the U.S., product revenue decreased by $0.7 million, or 2%, from the three months ended September 30, 2021 to the three months ended September 30, 2022. Outside the U.S., product revenue increased by $4.2 million, or 5%, from the six months ended September 30, 2021 to the six months ended September 30, 2022.

Product revenue increased in the three and six months ended September 30, 2022, primarily due to higher patient utilization and sales mix in the U.S., Europe and Japan as compared to the three and six months ended September 30, 2021, partially offset by the unfavorable impact of foreign exchange fluctuations due to the strengthening of the U.S dollar during the six months ended September 30, 2022, extended vacations from physicians and medical employees and the ongoing impact of hospital staffing shortages.

Service and other revenue

Service and other revenue increased by $0.3 million, or 3%, from the three months ended September 30, 2021 to the three months ended September 30, 2022. Service and other revenue increased by $1.9 million, or 8%, from the six months ended September 30, 2021 to the six months ended September 30, 2022. The increase in service revenue was primarily due to an increase in service contracts sold. We have expanded the number of Impella AIC consoles at many of our existing higher volume customer sites and continue to sell additional consoles to new customer sites. We expect revenue growth for service revenue to be consistent with recent history as most customer sites in the U.S. have service contracts which typically have three-year terms.

Cost of revenue

	For the Three Months Ended September 30,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
Cost of revenue	$48,880	18%	$43,886	18%	$4,994	11%

	For the Six Months Ended September 30,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
Cost of revenue	$101,506	19%	$89,074	18%	$12,432	14%

Cost of revenue increased by $5.0 million, or 11%, from the three months ended September 30, 2021 to the three months ended September 30, 2022. Cost of revenue increased by $12.4 million, or 14%, from the six months ended September 30, 2021 to the six months ended September 30, 2022. Gross margin was 81.6% for the three months ended September 30, 2022 and 82.3% for the three months ended September 30, 2021. Gross margin was 81.3% for the six months ended September 30, 2022 and 82.2% for the six months ended September 30, 2021.

Cost of product revenue increased due to our investment in direct labor and overhead as we continue to expand the manufacturing capacity of our facilities in the U.S. and Germany, resulting in a corresponding decrease to gross margin.

Operating expenses

	For the Three Months Ended September 30,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
Research and development	$42,089	16%	$41,041	17%	$1,048	3%
Selling, general and administrative	116,958	44%	102,779	41%	14,179	14%
Total operating expenses	$159,047	60%	$143,820	58%	$15,227	11%

	For the Six Months Ended September 30,
	2022		2021		Change
	Amount (in thousands)	% of Total revenue	Amount (in thousands)	% of Total revenue	Amount (in thousands)%
Research and development	$82,566	15%	$78,749	16%	$3,817	5%
Selling, general and administrative	234,954	43%	206,263	41%	28,691	14%
Acquired in-process research and development	-	0%	115,490	23%	(115,490)	(100)%
Total operating expenses	$317,520	58%	$400,502	80%	$(82,982)	(21)%

Research and Development Expenses

Research and development expenses increased by $1.0 million, or 3%, from the three months ended September 30, 2021 to the three months ended September 30, 2022. Research and development expenses increased by $3.8 million, or 5%, from the six months ended September 30, 2021 to the six months ended September 30, 2022. The increase in research and development expenses was primarily due to ongoing product development initiatives relating to our existing and pipeline products, including the development of the Impella ECP™, preCARDIA and Impella BTR™ devices and continued investment in our clinical trials, most notably the STEMI DTU and PROTECT IV studies. The increase in research and development expenses was partially offset by a $3.1 million and a $6.5 million reduction to the fair value of our contingent consideration for the three months ended September 30, 2022 and the six months ended September 30, 2022, respectively.

We expect research and development expenses to continue to increase as we continue to increase engineering, product development and clinical spending related to our initiatives to improve our existing products, develop new technologies and conduct clinical studies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $14.2 million, or 14%, from the three months ended September 30, 2021 to the three months ended September 30, 2022. Selling, general and administrative expenses increased by $28.7 million, or 14%, from the six months ended September 30, 2021 to the six months ended September 30, 2022. The increase in selling, general and administrative expenses was primarily due to increases in commercial hiring, marketing, travel and clinical training and education initiatives.

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

Interest and other income, net

	For the Three Months Ended September 30,
	2022	2021	Change
	Amount (in thousands)	Amount (in thousands)	Amount (in thousands)%
Interest and other income, net	$80,709	$6,835	$73,874	1,081%

	For the Six Months Ended September 30,
	2022	2021	Change
	Amount (in thousands)	Amount (in thousands)	Amount (in thousands)%
Interest and other income, net	$84,481	$46,770	$37,711	81%

Interest and other income, net increased by $73.9 million, or 1,081%, from the three months ended September 30, 2021 to the three months ended September 30, 2022. For the three months ended September 30, 2022 interest and other income, net was primarily comprised of a $47.4 million unrealized gain on other investments related to an upward adjustment due to observable price changes, a $15.2 million net realized gain from the sale of Shockwave Medical securities and a $14.5 million unrealized gain from our investment in Shockwave Medical, offset by impairment charges of $1.8 million related to our other investments. For the three months ended September 30, 2021 interest and other income, net was primarily comprised of a $4.8 million unrealized gain from our investment in Shockwave Medical.

Interest and other income, net increased by $37.7 million, or 81%, from the six months ended September 30, 2021 to the six months ended September 30, 2022. For the six months ended September 30, 2022 interest and other income, net was primarily comprised of $52.3 million unrealized gains on other investments related to upward adjustments due to observable price changes, a $15.2 million net realized gain from the sale of Shockwave Medical securities and a $9.7 million unrealized gain from our investment in Shockwave Medical, offset by impairment charges of $1.8 million related to our other investments. For the six months ended September 30, 2021 interest and other income, net was primarily comprised of a $22.4 million unrealized gain from our investment in Shockwave Medical and a $21.0 million gain related to our previously owned minority interest in preCARDIA.

Income tax provision

	For the Three Months Ended September 30,
	2022	2021	Change
	Amount (in thousands)	Amount (in thousands)	Amount (in thousands)%
Income tax provision	$32,570	$10,318	$22,252	216%

	For the Six Months Ended September 30,
	2022	2021	Change
	Amount (in thousands)	Amount (in thousands)	Amount (in thousands)%
Income tax provision	$47,838	$27,493	$20,345	74%

The income tax provision increased by $22.3 million, or 216%, from the three months ended September 30, 2021 to the three months ended September 30, 2022 primarily due to the change in fair value of other investments. Our effective income tax rate was 23.5% and 15.3% for the three months ended September 30, 2022 and 2021, respectively. The income tax provision increased by $20.3 million, or 74%, from the six months ended September 30, 2021 to the six months ended September 30, 2022 primarily due to the change in fair value of other investments. Our effective income tax rate was 22.9% and 47.5% for the six months ended September 30, 2022 and 2021, respectively. The decrease in the effective income tax rate for the six months ended September 30, 2022 is primarily due to a non-deductible charge for in-process research and development related to the preCARDIA acquisition that occurred during the six months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, our total cash, cash equivalents and short and long-term marketable securities totaled $937.2 million, an increase of $41.5 million compared to $978.7 million at March 31, 2022. The change in our total cash, cash equivalents and short and long-term marketable securities was primarily due to positive cash flows from operations, cash provided by investing activities, net of cash used for purchases of property, equipment and other investments, and net cash used for financing activities related to equity activity.

A summary of our cash flow activities is as follows:

	For the Six Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$81,524	$115,931
Net cash provided by (used for) investing activities	109,681	(108,395)
Net cash used for financing activities	(134,118)	(786)
Effect of exchange rate changes on cash and cash equivalents	(7,570)	2,422
Net increase in cash and cash equivalents	$49,517	$9,172

Cash Provided by Operating Activities

For the six months ended September 30, 2022, net cash provided by operating activities consisted of net income of $160.7 million, less non-cash items of $39.5 million and cash used for working capital of $39.6 million. As discussed above, the change in net income was primarily due to an increase in operating expenses and income tax expense, partially offset by an increase in revenue for the six months ended September 30, 2022 compared to the six months ended September 30, 2021. Adjustments for non-cash items consisted primarily of a $77.4 million net change in fair value of our investments in Shockwave Medical and other private medical technology companies, $29.4 million of stock-based compensation expense, $13.3 million of depreciation and amortization expense, $7.4 million in deferred tax provision, $7.1 million in inventory and other write-downs, a change in fair value of contingent consideration of $6.5 million and $0.3 million in accretion on marketable securities. The decrease in cash from changes in working capital is primarily due to a $18.3 million increase in inventory to support growing sales volume, a $13.1 million increase in prepaid expenses and other assets due to timing of tax payments, a $6.4 million increase in accounts receivable due to timing of collections, a $1.8 million decrease in accounts payable, accrued expenses and other liabilities, partially offset by a $0.1 million increase in deferred revenue.

For the six months ended September 30, 2021, cash provided by operating activities consisted of net income of $30.4 million, plus non-cash items of $132.1 million offset by cash used in working capital of $46.6 million. Adjustments for non-cash items consisted primarily of $115.5 million for acquired preCARDIA in-process research and development, a $21.0 million gain related to our previously owned minority interest in preCARDIA recognized upon the acquisition of preCARDIA in May 2021, a $22.4 million net change in fair value of our investments in Shockwave Medical and other private medical technology companies, $28.4 million of stock-based compensation expense, $13.9 million of depreciation and amortization expense, $8.2 million in deferred tax provision, $6.2 million in inventory and other write-downs and $1.8 million in accretion on marketable securities. The decrease in cash from changes in working capital included a $7.4 million decrease in accounts receivable due to timing of collections, a $21.9 million decrease in accounts payable, accrued expenses and other liabilities offset by a $20.3 million increase in prepaid expenses and other assets and a $11.7 million increase in inventory due to the mix of customer demand and production.

Cash Provided by (Used for) Investing Activities

For the six months ended September 30, 2022, net cash provided by investing activities included $87.1 million in sales and maturities (net of purchases) of marketable securities and $40.0 million in proceeds from sales of Shockwave Medical securities. These amounts were offset by $12.4 million used for the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers and Aachen, Germany and $5.0 million for our investment in private medical technology companies.

For the six months ended September 30, 2021, net cash used for investing activities included $82.8 million for our acquisition of preCARDIA, $3.9 million for our investment in private medical technology companies, $7.3 million in purchases of marketable securities (net of sales), and $14.4 million for the purchase of property and equipment primarily related to continued expansion of manufacturing capacity, office space and research development facilities in Danvers and Aachen, Germany.

Capital expenditures for fiscal year 2023 are estimated to range from $40 million to $50 million, including, as part of the long-term development of our business, additional capital expenditures for manufacturing capacity and building expansions in our Danvers and Aachen facilities and information systems development projects.

Cash Used for Financing Activities

For the six months ended September 30, 2022, net cash used for financing activities included $126.6 million for repurchases of our common stock and $12.8 million in payments in lieu of issuance of common stock for payroll withholding taxes upon vesting of certain equity awards. These amounts were offset by $3.3 million in proceeds from the issuance of stock under the employee stock purchase plan and $2.0 million in proceeds from the exercise of stock options.

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

Operating Capital and Liquidity Requirements

Our sources of cash liquidity are primarily from existing cash and cash equivalents, marketable securities and cash flows from operations. As of September 30, 2022, our cash, cash equivalents, and short and long-term marketable securities totaled $937.2 million, an increase of $41.5 million compared to $978.7 million as of March 31, 2022. Marketable securities as of September 30, 2022 consisted of $754.9 million held in funds that invest in U.S. Treasury securities, government-backed securities, corporate debt securities and commercial paper. We generated operating cash flows of $81.5 million and $115.9 million for the six months ended September 30, 2022 and 2021, respectively. At September 30, 2022, we had no debt outstanding. We believe that our sources of liquidity are sufficient to fund the current requirements of working capital, capital expenditures, and other financial commitments for at least the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of our fiscal year ending March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2022, which could materially affect our business, financial condition or future results. Except for the risk factors set forth below, as of the date of this Report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

The consummation of the J&J Transaction is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the J&J Merger Agreement may be terminated and the J&J Transaction may not be completed.

The J&J Transaction is subject to certain customary closing conditions, including as of immediately prior to the expiration time of the J&J Offer:

(i) more than 50% of the then-outstanding Company Shares are validly tendered and not withdrawn, and received by the depositary; (ii) the accuracy of the representations and warranties of the Company contained in the J&J Merger Agreement (subject to certain materiality exceptions); (iii) the Company’s compliance or performance in all material respects with its covenants and agreements contained in the J&J Merger Agreement prior to the expiration time of the J&J Offer; (iv) the expiration, termination or receipt of any approval or clearances applicable to the consummation of the transactions contemplated by the J&J Merger Agreement under applicable antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of certain other non-U.S. regulatory approvals; (v) the absence of any law or order making illegal, prohibit or otherwise prevent the consummation of the J&J Offer, the acquisition of Company Shares by J&J or Merger Sub, or the J&J Merger; (vi) the absence of certain legal proceedings under antitrust laws by governmental authorities challenging or seeking to make illegal, prohibit or otherwise prevent the consummation of the J&J Offer, the acquisition of Company Shares by J&J or Merger Sub, or the J&J Merger; and (vii) other customary conditions.

The failure to satisfy all of the required conditions could delay the completion of the J&J Transaction by a significant period of time or prevent it from occurring. Any delay in completing the J&J Transaction could cause the parties to not realize some or all of the benefits that are expected to be achieved if the J&J Transaction is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the J&J Transaction will be satisfied or waived or that the J&J Transaction will be completed within the expected timeframe or at all.

Failure to complete the J&J Transaction could adversely affect the stock price and future business and financial results of the Company.

There can be no assurance that the conditions to the closing of the J&J Transaction will be satisfied or waived or that the J&J Transaction will be completed. If the J&J Transaction is not completed within the expected timeframe or at all, the ongoing business of the Company could be adversely affected and the Company will be subject to a variety of risks and possible consequences associated with the failure to complete the J&J Transaction, including the following: (i) upon termination of the J&J Merger Agreement under specified circumstances, the Company is required to pay J&J a termination fee of $550,000,000; (ii) the Company will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the J&J Transaction closes; (iii) under the J&J Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to the closing of the J&J Transaction, which may adversely affect its ability to execute certain of its business strategies; and (iv) the proposed J&J Transaction, whether or not it closes, will divert the attention of certain management and other key employees of the Company from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company as an independent company.

If the J&J Transaction is not completed, these risks could materially affect the business and financial results of the Company and its stock price, including to the extent that the current market price of the Company Shares is positively affected by a market assumption that the J&J Transaction will be completed.

While the J&J Transaction is pending, the Company will be subject to business uncertainties and certain contractual restrictions that could adversely affect the business and operations of the Company.

In connection with the pending J&J Transaction, some customers, vendors or other third parties of the Company may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with the Company, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of the Company, regardless of whether the J&J Transaction is completed. In addition, due to certain restrictions in the J&J Merger Agreement on the conduct of business prior to completing the J&J Transaction, the Company may be unable (without J&J’s prior written consent), during the pendency of the J&J Transaction, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial and may cause the Company to forego certain opportunities it might otherwise pursue. In addition, the pendency of the J&J Transaction may make it more difficult for the Company to effectively retain and incentivize key personnel and may cause distractions from the Company’s strategy and day-to-day operations for its current employees and management.

The Company will incur substantial transaction fees and costs in connection with the J&J Transaction that could adversely affect the business and operations of the Company if the J&J Transaction is not completed.

The Company expects to incur non-recurring transaction fees, which include legal and advisory fees and substantial costs associated with completing the J&J Transaction, and which could adversely affect the business operations of the Company if the J&J Transaction is not completed.

The termination fee and restrictions on solicitation contained in the J&J Merger Agreement may discourage other companies from trying to acquire the Company.

The J&J Merger Agreement prohibits the Company from soliciting, initiating, knowingly encouraging or knowingly facilitating any competing acquisition proposals, subject to certain limited exceptions. The J&J Merger Agreement also contains certain termination rights, including, but not limited to, the Company’s right to terminate the J&J Merger Agreement to accept a Superior Proposal (as defined in the J&J Merger Agreement), subject to and in accordance with the terms and conditions of the J&J Merger Agreement. The J&J Merger Agreement further provides that, upon termination of the J&J Merger Agreement by the Company to enter into an alternative acquisition agreement with respect to a Superior Proposal, the Company will be required to pay J&J a termination fee of $550,000,000 in cash. The termination fees and restrictions could discourage other companies from trying to acquire the Company even though those other companies might be willing to offer greater value to the Company’s stockholders than the J&J Transaction.

Litigation against the Company, J&J, or the members of their respective boards, could prevent or delay the completion of the J&J Transaction or result in the payment of damages following completion of the J&J Transaction.

It is possible that lawsuits may be filed by the Company’s stockholders challenging the J&J Transaction. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the J&J Transaction, such injunction may delay the consummation of the J&J Transaction in the expected timeframe, or may prevent the J&J Transaction from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the J&J Transaction and ongoing business activities, which could adversely affect the operations of the Company.

Uncertainty about the J&J Transaction may adversely affect the relationships between the Company and its customers, vendors and employees, whether or not the J&J Transaction is completed.

In response to the announcement of the J&J Transaction, existing or prospective customers, vendors and other third party relationships of the Company may delay, defer or cease providing goods or services, delay or defer other decisions concerning the Company, refuse to extend credit to the Company, or otherwise seek to change the terms on which they do business with the Company. Any such delays or changes to terms could materially harm the Company’s business.

In addition, as a result of the J&J Transaction, current and prospective employees could experience uncertainty about their future with the Company. These uncertainties may impair the Company’s ability to retain, recruit or motivate key management and technical, manufacturing, and other personnel.

If the J&J Merger is not consummated by July 1, 2023 (or September 1, 2023 in certain circumstances), either the Company or J&J may terminate the J&J Merger Agreement, subject to certain exceptions.

Either the Company or J&J may terminate the J&J Merger Agreement if the J&J Merger has not been consummated by July 1, 2023 (or September 1, 2023 if certain regulatory approvals have not been received). However, this termination right will not be available to any party whose material breach of its obligations under the J&J Merger Agreement was the principal cause of or resulted in the failure of the J&J Transaction to occur as of such time. In the event the J&J Merger Agreement is terminated by either party due to the failure of the J&J Transaction to close by July 1, 2023 (or September 1, 2023 if certain regulatory approvals have not been received), the Company will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the J&J Transaction.

Our stockholders potentially may not receive any payment on the contingent value rights and the contingent value rights may otherwise expire valueless.

The J&J Merger Agreement contemplates that J&J will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) with a rights agent pursuant to which each stockholder who tenders its Company Shares will receive one contingent value right (each, a “CVR”), for each outstanding Company Share held by such stockholder on such date. Each CVR will represent the right to receive the following cash payments if the following milestones are achieved: (i) $10.00 per CVR if the results from the STEMI DTU study, the PROTECT IV study or the RECOVER IV study contribute to the publication of a Class I recommendation in the clinical practice guideline recommending the use of any device in the Impella product family in high risk PCI or STEMI patients with or without cardiogenic shock within four years from their respective clinical endpoint publication dates, but in all cases no later than December 31, 2029; (ii) $7.50 per CVR if, prior to January 1, 2028, the U.S. Food and Drug Administration approves a premarket approval application or premarket approval application supplement for the use of any device in the Impella product family in patients with STEMI, or Anterior STEMI, without cardiogenic shock; and (iii) either (x) $17.50 per CVR if J&J achieves $3.7 billion aggregate worldwide Net Sales (as defined in the CVR Agreement) during the period from the first day of J&J’s second fiscal quarter of 2027 through the last day of J&J’s first fiscal quarter of 2028 or (y) $8.75 per CVR if J&J achieves $3.7 billion aggregate worldwide Net Sales in any four consecutive fiscal quarters during the period from the first day of J&J’s third fiscal quarter of 2027 through the last day of J&J’s first fiscal quarter of 2029. The right of our stockholders to derive any value from the CVRs will be contingent solely upon the achievement of these milestones.

We may not be able to achieve the milestones as described above. If these are not achieved for any reason within the time periods specified in the CVR Agreement, the corresponding payments will not be made under the CVRs, and if none of the milestones are achieved, then the CVRs will expire valueless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Not applicable
(b)
Not applicable
(c)
The following table provides information about our repurchases of shares of our common stock during the three months ended September 30, 2022. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value Maximum of Shares that May Yet Be Purchased Under the Plans or Programs (in $000's) (2)
July 1-31, 2022	107,332	262.40	107,332	$61,129
August 1-31, 2022	181,579	269.49	181,579	212,190
September 1-30, 2022	135,541	258.22	135,541	177,189
Total	424,452	$264.10	424,452	$177,189

(1) The Company’s policy is to consider shares to have been repurchased upon the settlement date of the transaction, which is typically two days subsequent to the trading date.

(2) In August 2019, the Company’s Board of Directors authorized a stock repurchase program for up to $200.0 million of shares of its common stock (the "2019 Share Repurchase Program"). On August 3, 2022, the Company’s Board of Directors authorized an additional stock repurchase program for up to $200 million of shares of its common stock (the "2022 Share Repurchase Program"). The amount reflected under the column captioned “Approximate Dollar Value Maximum of Shares that May Yet Be Purchased Under the Plans or Programs (in $000's)” reflects the approximate dollar value maximum at the end of the applicable month for the 2019 Share Repurchase Program and the 2022 Share Repurchase Program, as applicable. The remaining authorization under these programs was $177.2 million as of September 30, 2022. The 2019 Share Repurchase Program and 2022 Share Repurchase Program have no time limit and may be suspended for periods or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.

2.1	Agreement and Plan of Merger, dated as of October 31, 2022, by and among ABIOMED, Inc., Johnson & Johnson, and Athos Merger Sub, Inc.		8-K	November 1, 2022	2.1

2.2	Form of Contingent Value Rights Agreement, by and among Johnson & Johnson and a rights agent mutually acceptable to Johnson & Johnson and ABIOMED, Inc.		8-K	November 1, 2022	2.2

3.1	Restated Certificate of Incorporation		S-3	September 29, 1997	3.1

3.2	Amended & Restated By-Laws, as Amended and Restated May 26, 2022, as further amended on October 31, 2022		8-K	November 1, 2022	3.1

3.3	Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000 to 100,000,000		8-K	March 21, 2007 (File No. 001-09585)	3.4

31.1	Rule 13a—14(a)/15d—14(a) certification of principal executive officer	X

31.2	Rule 13a—14(a)/15d—14(a) certification of principal accounting officer	X

32.1	Section 1350 certification	X

101

The following financial information from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2022 and March 31, 2022; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended September 30, 2022 and 2021 (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended September 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

		X

104	Cover page from the ABIOMED, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in iXBRL and contained in Exhibit 101	X

* Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIOMED, Inc.

Date: November 3, 2022	/s/ TODD A. TRAPP
Todd A. Trapp
Executive Vice President and Chief Financial Officer
(Authorized Signatory)